Form 10-Q
period 1996-09-30
TRIUMPH GROUP INC /
filed 1996-11-20
CIK 1021162

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                      FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                        ------------

                                  TRIUMPH GROUP, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                              19087-1565
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

                                    (610) 975-0420
-----------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes       No   X
                                                          -----    -----

             (Subject to filing requirements since October 24, 1996)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value 10,024,588 shares as of October 31, 1996

                                 TRIUMPH GROUP, INC.

                                        INDEX

Part I.  Financial Information                             Page Number
                                                           -----------

    Item 1.   Financial Statements (Unaudited)

         Condensed consolidated balance sheets                     1
         March 31, 1996 and September 30, 1996

         Consolidated statements of income                         3
         Three months ended September 30, 1995 and 1996;
         Six months ended September 30, 1995 and 1996.

         Consolidated statements of cash flows                     4
         Six months ended September 30, 1995 and 1996

         Notes to condensed consolidated financial statements      6
         September 30, 1996

    Item 2.   Managment's Discussion and Analysis of Financial    15
              Condition and Results of  Operations.

Part II. Other Information

    Item 1.   Legal Proceedings                                   20

    Item 2.   Changes in Securities                               20

    Item 3.   Defaults upon Senior Securities                     20

    Item 4.   Submission of Matters to a Vote of Security Holders 20

    Item 5.   Other Information                                   20

    Item 6.   Exhibits and Reports on Form 8-K                    20

Signature Page                                                    21

                                 Triumph Group, Inc.
                        Condensed Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)

                                                     MARCH 31,   SEPTEMBER 30,
                                                       1996          1996
                                                     -------------------------
ASSETS
Current assets:
 Cash                                                $    539      $    618
 Accounts receivable, less allowance for
   doubtful accounts of $973 and $1,585,
   respectively                                        29,680        40,355
 Inventories                                           45,098        52,449
 Estimated net realizable value of business
   sold or discontinued, current                       27,350            --
 Prepaid expenses and other                               698         1,535
 Deferred income taxes                                  1,917         2,907
                                                    -----------------------
Total current assets                                  105,282        97,864

Property and equipment, less accumulated
 depreciation of $6,718 and $8,838                     36,552        44,431

Excess of cost over net assets acquired, less
 accumulated amortization of $105 and
 $362, respectively                                    10,339        13,762


Intangible assets, less accumulated amortization
 of $1,110 and $1,582, respectively                     6,680        10,514


Other assets                                            2,553         2,291
                                                    -----------------------
Total assets                                        $ 161,406     $ 168,862
                                                    -----------------------
                                                    -----------------------

                                        1

                                 Triumph Group, Inc.
                  Condensed Consolidated Balance Sheets (continued)
                                (dollars in thousands)
                                     (unaudited)

                                                     MARCH 31,   SEPTEMBER 30,
                                                       1996          1996
                                                     -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 18,203      $ 18,422
 Accrued expenses                                      15,757        15,410
 Income taxes payable                                   2,137         3,267
 Current portion of long-term debt                      8,806         5,400
                                                     ----------------------
Total current liabilities                              44,903        42,499

Long-term debt, less current portion                   89,963        90,798
Other liabilities                                       1,992         4,908
Deferred income taxes                                   6,831         9,133
Redeemable preferred stock, 14% cumulative,
 $.01 par value 30,575 shares authorized
 and issued                                             2,652         3,062

Common stockholders' equity:
 Common stock, $.001 par value:
   Class A--6,500,455 shares authorized;
     1,300,000 shares issued                                1             1
   Class B convertible--4,550,000 shares
     authorized and issued                                  5             5
   Class C convertible--455 shares authorized
     and issued                                            --            --
 Capital in excess of par value                         1,006         1,862
 Treasury stock, at cost                                   --           (10)
 Retained earnings                                     14,053        16,604
                                                    ------------------------
Total common stockholders' equity                      15,065        18,462
                                                    ------------------------
Total liabilities and common stockholders' equity   $ 161,406     $ 168,862
                                                    ------------------------
                                                    ------------------------

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                      1995        1996        1995      1996
                                    ------------------------------------------
Net sales                          $  43,702  $  63,916    $ 86,076  $ 119,100

Operating costs and expenses:
 Cost of products sold                33,114     45,540      65,192     84,686
 Selling, general, and
  administrative                       6,254     10,278      12,528     19,711
 Depreciation and amortization           758      1,597       1,479      2,855
                                   -------------------------------------------
                                      40,126     57,415      79,199    107,252

Operating income                       3,576      6,501       6,877     11,848
Interest expense                       1,684      2,118       3,284      4,404
                                   -------------------------------------------
Income from continuing
 operations, before income
 taxes                                 1,892      4,383       3,593      7,444

Income tax expense                       761      1,753       1,448      3,005
                                   -------------------------------------------
Income from continuing
 operations                            1,131      2,630       2,145      4,439

Extraordinary loss, net of
 income taxes                             --     (1,478)         --     (1,478)
Income from discontinued
 operations                               64         --         173         --
                                    ------------------------------------------
Net income                          $  1,195   $  1,152    $  2,318   $  2,961
                                    ------------------------------------------
                                    ------------------------------------------

Income from continuing
 operations per share               $    .18   $    .38    $    .34   $    .65
Extraordinary loss per share              --       (.20)         --       (.20)
Income from discontinued
 operations per share                    .01         --         .02         --
                                    ------------------------------------------
Net income per share                $    .19   $    .18    $    .36   $    .45
                                    ------------------------------------------
                                    ------------------------------------------

Shares used in computing
 income per share
  (in thousands)                       7,292      7,388       7,292      7,386
                                    ------------------------------------------
                                    ------------------------------------------

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                 SIX MONTHS        SIX MONTHS
                                                   ENDED             ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                   1995              1996
                                               -------------------------------

OPERATING ACTIVITIES
Net income                                        $  2,318         $  2,961
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Discontinued operations                           (5,091)              --
  Depreciation and amortization                      1,479            2,855
  Other amortization included in
   interest expense                                    126              139
  Provision for doubtful receivables                    88              279
  Provision for deferred income taxes                  289              120
  Interest on subordinated promissory
   note and junior subordinated
   promissory notes paid by issuance
   of additional notes                                 554            1,124
  Write-off of deferred financing costs                 --              923
  Compensation in stock options issued
   to employee                                          --               80
  Changes in assets and liabilities,
   net of acquisitions and dispositions
   of businesses:
    Accounts receivable                               (200)          (6,407)
    Inventories                                     (4,166)          (6,199)
    Prepaid expenses and other current
     assets                                           (156)            (822)
    Accounts payable, accrued expenses,
     and accrued income taxes payable               (4,453)          (2,033)
    Other                                              135           (1,784)
                                               -------------------------------
Net cash provided by (used in)
 operating activities                               (9,077)          (8,764)

INVESTING ACTIVITIES
Capital expenditures, net                           (1,317)          (1,999)
Proceeds from sale of property and
 equipment of discontinued operation                    --           27,350
Cost of businesses acquired, net of
 cash acquired                                          --           (7,950)
                                               -------------------------------
Net cash (used in) provided by
 investing activities                               (1,317)          17,401


                            Triumph Group, Inc.
             Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited

                                                   SIX MONTHS      SIX MONTHS
                                                      ENDED           ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                      1995            1996
                                                   ----------------------------

FINANCING ACTIVITIES
Net (decrease) increase in revolving credit
 facility, excluding refinancing                     $  11,550      $  (2,801)
(Purchase) sale of treasury stock, net                      21            (10)
Proceeds from issuance of long-term debt                    23         54,065
Retirement of long-term debt                                --        (54,366)
Payments of long-term debt                              (1,419)        (4,936)
Payment of deferred financing costs                         --           (510)
                                                     -------------------------
Net cash (used in) provided by financing activities     10,175         (8,558)
                                                     -------------------------
(Decrease) increase in cash                               (219)            79
Cash at beginning of period                                746            539
                                                     -------------------------
Cash at end of period                                $     527      $     618
                                                     -------------------------
                                                     -------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of liabilities related to acquisitions                   $  10,386
Covenant not to compete contract liability
 related to acquisition                                                 2,800
Stock options issued in conjunction with acquisition                      164
Redeemable preferred stock issued in lieu of
 cash dividend payments and accretion to
 face value                                           $    339            410

SEE ACCOMPANYING NOTES.

                                    Triumph Group, Inc.
                Notes to Condensed Consolidated Financial Statements
                         (dollars in thousands, except per share data)
                                          (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996 included in the Company's Form S-1 effective with the Securities and Exchange Commission on October 24, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Triumph's aviation segment designs, engineers, manufactures, or repairs and overhauls aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. Triumph's metals segment manufactures, machines, forges, processes, and distributes metal products to customers in the computer, construction, container, farm equipment, and office furniture industries, primarily within North America.

EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock outstanding after giving effect to the 65-for-one stock split described in Note 8, except as noted below. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, common and preferred shares, options, and warrants issued during the period commencing 12 months prior to the initial filing of the proposed initial public offering at prices below the public offering price are presumed to have been in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented, determined using the treasury stock method and the price from the initial public offering. In addition, common share equivalents such as warrants and options are included in the computation.

                            Triumph Group, Inc.
       Notes to Condensed Consolidated Financial Statements (continued)
                     (dollars in thousands, except per share data)
                                     (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

Earnings per share reflected in the consolidated statements of income has been computed as described above, but also gives effect to the exchange of all outstanding 14% junior subordinated promissory notes, a portion of the 10.5% junior subordinated promissory notes and preferred stock for common stock upon the closing of the Company's initial public offering (determined using the if-converted method) as described in Note 8. Additionally, income from continuing operations has been increased to reflect interest related to the junior subordinated promissory notes net of income tax expense. Primary and fully diluted earnings per share are the same.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions (for example, long-term contract revenue recognition and postretirement benefits) that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACQUISITION

On July 31, 1996, the Company acquired all of the outstanding stock of Advanced Materials Technologies, Inc. ("AMTI") based in Tempe, Arizona for an aggregate purchase price of $21,300, including cash consideration of $7,950, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract valued at $2,800 and the assumption of liabilities and costs related to the transaction of $10,386. AMTI repairs and refurbishes gas turbine engine components used in the aviation industry. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. The acquisition was funded through the Company's long-term borrowings.

                              Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

3. ACQUISITIONS (CONTINUED)


The following pro forma results of operations for the six months ended September 30, 1995 and 1996, have been prepared assuming the purchase of AMTI had taken place at the beginning of the respective periods:

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1995       1996
                                                      -------------------------

Net sales                                                $ 92,817    $127,581
Income from continuing operations                           2,315       5,446
Income from continuing operations
  per share                                                  0.36        0.79


The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of the intangible assets arising from the transaction.
The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                              Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

4. DISCONTINUED PAPER OPERATIONS

On March 31, 1996, the Company sold substantially all of the assets of its paper converting subsidiary, Quality Park Products, Inc. of St. Paul, MN, to Mail-Well, Inc. for approximately $27,350 in cash and supplemental payments and the assumption by the purchaser of certain liabilities.

The results of Quality Park Products, Inc. have been reported separately as a component of discontinued operations in the Consolidated Statements of Income.

The following is a summary of the results of operations of the Company's paper converting business:

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                     1995           1996       1995          1996
                                ----------------------------------------------------

Net sales                        $ 23,881          $ --     $ 48,202         $  --

Income from operations           $     64          $ --     $    173         $  --


                              Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

5. INVENTORIES

The components of inventories are as follows:

                                                   MARCH 31,   SEPTEMBER 30,
                                                     1996          1996
                                                 -----------------------------

Raw materials                                     $  16,093     $  18,079
Work-in-process                                      12,862        14,850
Finished goods                                       16,570        19,947
                                                  ---------     ---------
Total inventories at current FIFO cost               45,525        52,876

Less allowance to reduce certain current
  FIFO costs to LIFO basis                              427           427
                                                 -----------------------------
Total inventories                                 $  45,098     $  52,449
                                                 -----------------------------
                                                 -----------------------------

Inventories would have been $427 higher than reported at March 31, 1996 and September 30, 1996 if the first-in, first-out method of determining cost had been used for all inventories. Approximately 15% and 16% of the inventory is valued using the LIFO method at March 31, 1996 and September 30, 1996, respectively.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   MARCH 31,   SEPTEMBER 30,
                                                     1996          1996
                                                 -----------------------------

Revolving credit facility                          $ 22,157      $ 29,746
Senior term loans                                    32,460        35,000
Senior subordinated notes                            14,900             -
Subordinated promissory notes                        19,000        19,443
Junior subordinated promissory notes                  9,575        10,290
Other debt and capital lease obligations                677         1,719
                                                 -----------------------------
                                                     98,769        96,198
Less current portion                                  8,806         5,400
                                                 -----------------------------
                                                    $89,963       $90,798
                                                 -----------------------------
                                                 -----------------------------

                       Triumph Group, Inc.
    Notes to Condensed Consolidated Financial Statements (continued)
            (dollars in thousands, except per share data)
                           (Unaudited)

6. LONG-TERM DEBT (CONTINUED)

On July 19, 1996, the Company entered into an unsecured five-year credit agreement for a $50,000 revolving credit facility and a $35,000 term loan. Both credit instruments bear interest at either LIBOR plus between 0.63% and 1.88% or prime plus between 0% and 0.38% at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.45% on the unused portion of the revolving credit facility based upon the ratio described above. Principal payments on the term loan of $1,250 are made quarterly with a final balloon payment of $11,250 due on July 1, 2001. The Company may repay amounts owed under the credit agreement or reduce the revolving credit facility commitment without penalty. Additionally, the Company may allocate up to $5,000 of the available revolving credit facility for the issuance of letters of credit.

The proceeds of the new term loan, amounts borrowed under the new revolving credit facility and the proceeds received from the sale of Quality Park Products, Inc. (see Note 4) were used to extinguish the outstanding balances of the revolving credit facility, the senior term loans, and the senior subordinated notes existing at March 31, 1996. The extinguishment of this debt resulted in an extraordinary loss of $1,478, net of an income tax benefit of $985.

The Subordinated Promissory Notes consist of two notes, a $13,500 principal amount bearing interest at 10%, and due in equal installments on June 1, 2002 and June 1, 2003 and $5,943 principal amount bearing interest at 10.5%, and due in equal installments on December 31, 2002 and December 31, 2003.

The Junior Subordinated Promissory Notes ("Junior Notes") consist of unsecured obligations of the Company and one of its subsidiaries. The Junior Notes of the Company, $8,800 and $9,440 at March 31, 1996 and September 30, 1996, respectively, are subordinated to all liabilities of the Company and its subsidiaries and bear interest at 14%. The Company, in its sole discretion, may pay interest by issuance of additional Junior Notes and elected to do so for $554 and $637 for the six months ended September 30, 1995 and 1996, respectively. On October 30, 1996, the Junior Notes of the Company were exchanged for Common Stock of the Company in conjunction with the Company's initial public offering described in Note 8.

                            Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                              (Unaudited)

6. LONG-TERM DEBT (CONTINUED)

In January 1996, additional Junior Notes of one of the Company's subsidiaries were issued in the amount of $760 and are subordinated to all liabilities of the subsidiary and the majority of the indebtedness of the Company and its subsidiaries pursuant to the revolving credit facility, the senior term loans, and the senior subordinated notes and bear interest at 10.5%. The subsidiary, in its sole discretion, may pay interest by issuance of additional Junior Notes and elected to do so for $43 for the six months ended September 30, 1996. These Junior Notes are due in equal installments on December 31, 2005 and 2006, although the holders of the notes have no right to demand payment of principal until all superior debt, as defined, has been paid in full. On October 30, 1996, $492 of these Junior Notes were exchanged for common stock in conjunction with the Company's initial public offering described in Note 8.

The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock, options, or warrants (excluding the initial public offering and employee stock option plan described in Note 8), make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets, make capital expenditures and pay cash dividends.

Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, and maintenance of minimum net worth. As of the closing of the Company's initial public offering on October 30, 1996, the entire $50,000 was available under the revolving credit facility.

Interest paid on indebtedness during the six months ended September 30, 1995 and 1996 amounted to $3,662 and $3,872, respectively.

On July 19, 1996, in conjunction with the refinancing, $923 in unamortized deferred financing fees related to the extinguished debt were written-off and an additional $510 in financing fees related to the new credit agreement were capitalized.

                            Triumph Group, Inc.
       Notes to Condensed Consolidated Financial Statements (continued)
                (dollars in thousands, except per share data)
                                (Unaudited)


7. COMMITMENTS AND CONTINGENCIES

During 1995, the Company entered into a consulting agreement for total consideration of $1,300 payable in annual installments, which expires on April 30, 2001.

Certain of the Company's business operations and facilities are subject to a number of federal, state, and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from Alco which existed prior to the acquisition by the Company and any unidentified environmental liabilities which arise subsequent to the date of settlement through July 22, 2000, arising from conditions or activities existing at these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

8. SUBSEQUENT EVENTS

On October 30, 1996, the Company completed the sale of 2,500,000 shares of its common stock for $19.00 a share through an underwritten public offering and the sale of 125,000 shares of its common stock for $17.67 a share through a direct sale by the Company. The net proceeds from the sales are estimated to be $45,334. Of the total net proceeds, $37,997 was used to pay down a portion of the Company's long-term borrowings under its five-year credit agreement and 10% subordinated promissory note (see Note 6).

On October 30, 1996, in conjunction with the sale of common stock, the Company recapitalized the common stock through a 65-for-one stock split. All references to earnings per share data in the financial statements have been restated to give effect to the stock split.

On October 30, 1996, in conjunction with the public offering described above, the Company exchanged all outstanding preferred stock for common stock. The liquidation value of the preferred stock plus accumulated dividends at the date of the exchange of $4,858 was converted to 281,318 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

                              Triumph Group, Inc.
           Notes to Condensed Consolidated Financial Statements (continued)
                   (dollars in thousands, except per share data)
                                  (Unaudited)


8. SUBSEQUENT EVENTS (CONTINUED)

In addition, on October 30, 1996, the Company exchanged all outstanding 14% junior notes and a portion of outstanding 10.5% junior notes for common stock. The face value of the junior notes exchanged plus accrued but unpaid interest at the date of exchange of $10,006 was exchanged for 579,395 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

The Company adopted the 1996 Stock Option Plan (the "Plan") which became effective on October 30, 1996. The Plan provides for grants of stock options to officers and key employees of the Company.

On November 20, 1996, the Company completed the sale of 375,000 shares of its Common Stock for $19.00 a share pursuant to the exercise of the underwriters' 30-day over-allotment option described in the Company's Form S-1 effective with the Securities and Exchange Commission on October 24, 1996.

            Management's Discussion And Analysis of
          Financial Condition and Results of Operations

Result of Operations

Revenues for the three month period ended September 30, 1996 increased 46% to $63.9 million from $43.7 million for the three month period ended
September 30, 1995. Revenues for the six month period ended September 30, 1996 increased 38% to $119.1 million from $86.1 million for the six month period ended September 30, 1995. The increase in revenue reflects the aviation group's acquisitions of Triumph Controls, Inc. (TCI) Air Lab, Inc. (Air Lab) and AMTI accounting for $15.8 million and $28.0 million of the increase for the three and six months ended September 30, 1996, respectively. The remaining operating divisions and subsidiaries in the aviation group experienced a 19% and 14% increase for the three months and six months ended September 30, 1996, respectively, due to higher activity in the repair and overhaul markets and increased orders from OEMs. The increase in revenue was partially offset by the metals group which experienced a sales decrease of 2.0% in the six months ended September 30, 1996, which was primarily due to weakened demand and lower selling prices for flat-rolled steel products processed by the Company.

Cost of goods sold for the three month period ended September 30, 1996 was 71.3% of sales compared to 75.8% for the three month period ended
September 30, 1995. Cost of goods sold for the six month period ended September 30, 1996 was 71.1% of sales compared to 75.7% for the six month period ended September 30, 1995. The improvement was primarily related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI.

Selling, general and administrative expenses for the three month period ended September 30,1996 increased $4.0 million to $10.3 million from $6.3 million for the three month period ended September 30, 1995. For the six month period ended September 30, 1996 these expenses increased $7.2 million to $19.7 million from $12.5 million for the six month period ended September 30, 1995. The increases were primarily related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI, accounting for 70% of such increases. The remaining increase is associated with the higher sales activity level generated by the aviation group.

Depreciation and amortization for the three month period ended September
30, 1996 increased $0.8 million to $1.6 million from $0.8 million for the three month period ended September 30, 1995. Depreciation and amortization for the six month period ended September 30, 1996 increased $1.4 million, to $2.9 million from $1.5 million for the six month period ended September 30, 1995. The increase is primarily attributable to the depreciation and amortization on the increased asset base related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI.

Operating income as a percentage of sales increased from 8.2% for the three month period ended September 30, 1995 to 10.2% for the three month period ended September 30, 1996. Similarly, operating income as a percentage of sales inceased from 8.0% for the six months ended September 30, 1995 to 9.9% for the six months ended September 30, 1996. The improvement in operating income was primarily due to the contributions of the aviation group's acquisitions accounting for $6.4 million of the increase for the six month period ended September 30, 1996. Existing operating divisions and subsidiaries in the aviation group accounted for $.5 million of the improvement. The increase was partially offset by lower operating income in the metals group, accounting for a $0.9 million decrease.

Interest expense of $2.1 million for the three months ended September 30, 1996 represents a $0.4 million increase from the three month period ended September 30, 1995. For the six month period ended September 30, 1996, interest expense increased $1.1 million to $4.4 million compared to the six month period ended September 30, 1995. This increase was primarily due to increased debt levels associated with the acquisitions of TCI, Air Lab and AMTI, the cash portions of which were financed by borrowings under the Company's credit agreement.

An extraordinary loss in 1996 of $1.5 million (net of a tax benefit of $1.0 million) relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

Liquidity and Capital Resources

The Company's working capital needs are generally funded through cash flows from operations and the Credit Facility. The Company used approximately $8.8 million of cash flows from operating activities, principally for working capital requirements, for the six months ended September 30, 1996. As of September 30, 1996, $20.3 million was available under the revolving credit facility.

On July 19, 1996, the direct and indirect subsidiaries of the Company entered into an unsecured five year credit facility for a $50.0 million revolving
credit line and a $35.0 million term loan.   The Company guarantees repayment
of the loans under the Credit Facility. Both loans bear interest at either LIBOR plus an applicable margin or the prime rate plus an applicable margin, at the option of the borrowers. The margin applicable to LIBOR varies between 0.63% and 1.88% and the margin applicable to the prime rate varies between 0% and 0.38%, in each case based upon the borrowers' ratio of total indebtedness to earnings before interest, taxes and depreciation and amortization. In addition, the borrowers are required to pay a commitment fee of between 0.2% and 0.45% on the unused portion of the Credit Facility based upon the ratio described above. Principal payments on the term loan of approximately $1.3 million are made quarterly with a final lump sum payment of approximately $11.3 million due on July 1, 2001. The borrowers may repay amounts owed under the Credit Facility or reduce the revolving credit facility commitment without penalty. Additionally, the borrowers may allocate up to $5.0 million of the available revolving credit facility for the issuance of letters of credit. The Credit Facility contains restrictions and covenants applicable to the borrowers and the Company which include limitations on the ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and make capital expenditures. The Company's long term debt prohibits the Company from paying any dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of employees' shares of capital stock upon termination of employment. Certain of the Company's long term debt agreements restrict the payment of dividends.

The proceeds of borrowings under the Credit Facility and the proceeds from the sale of the discontinued paper operations of Quality Park Products, Inc. were used to extinguish the outstanding balances of the revolving credit facility, the senior term loans and the senior subordinated notes existing at March 31. 1996. The extinguishment of this debt resulted in an extraordinary loss of approximately $1.5 million, net of an income tax benefit of approximately $1.0 million.

The Company's outstanding subordinated promissory notes consist of two notes in the aggregate principal amount of $19.3 million. Approximately $5.5 million, was repaid with the proceeds of the Company's initial public offering.

The 14% Junior Notes are unsecured obligations of the Company which were issued to CVC Affiliates and certain members of management of the Company. In October 1996, the 14% Junior Notes aggregated approximately $9.5 million, including principal and accrued interest, and were converted into common stock immediately prior to the consummation of the initial public offering.

The 10.5% Junior Notes are unsecured obligations of the Company which are contractually subordinated to all liabilities of TCI and its subsidiaries, and bear interest at 10.5%. The 10.5% Junior Notes were issued to TFX Equities, Inc. and certain members of management of TCI. The 10.5% Junior Notes are due in equal installments on December 31, 2005 and 2006, although the holders of the 10.5% Junior Notes have no right to demand payment of principal until all superior debt, as defined, has been paid in full. In October 1996, the 10.5% Junior Notes owned by members of management of TCI had an aggregate value of approximately $0.5 million, including principal and accrued interest, and were converted into shares of common stock immediately prior to the consummation of the Company's initial public offering. In October 1996, the 10.5% Junior Notes owned by TFX Equities, Inc. had an aggregate value of approximately $0.4 million, including principal and accrued interest and remain outstanding after the closing of the Company's initial public offering.

On July 31, 1996, the Company acquired all of the outstanding stock of AMTI based in Tempe, Arizona for an aggregate purchase price of $21,300, including cash consideration of $7,950, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract valued at $2,800 and the assumption of liabilities and costs related to the transaction of $10,386. AMTI repairs and refurbishes gas turbine engine components used in the aviation industry. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. The acquisition was funded through the Company's long-term borrowings.

Capital expenditures were approximately $2.0 million for the six months ended September 30,1996 primarily for manufacturing machinery and equipment for the aviation group. The Company funded these expenditures through borrowings under its credit arrangements. The Company expects capital expenditures to be approximately $6.0 million for its fiscal year ending March 31, 1997. Of this amount, approximately $3.0 million is expected to be used to expand capacity at the Company's stretch forming operations and the remainder will be used for upgrades of information systems, machinery and equipment, primarily for the aviation group. The Company believes that the cash proceeds from its initial public offering, together with cash generated by operations and borrowings under the Credit Facility, will be sufficient to meet anticipated cash requirements for the next 12 months. There can be no assurance that additional capital will not be required or that any such additional capital will be available on reasonable terms, if at all, at such times as may be required by the Company.

This report contains certain forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, relating to the Company's business and future operations. While the Company believes that its expectations in this regard are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual operating results will not differ materially from the Company's expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainties relating to the Company's capital requirements and integration of acquired businesses, dependence of certain of the Company's businesses on certain key customers and uncertainties relating to quarterly operating results, as well as general competitive factors relating to the aviation and metals industries. Specific reference is made to the risks and uncertainties described in the Company's prospectus dated October 25, 1996.

                                 TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

              Not applicable

    Item 2.   Changes in Securities

              Not applicable

    Item 3.   Defaults upon Senior Securities

              None

    Item 4.   Submission of Matters to a Vote of Security Holders

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

    (11)  Statement re: computation of earnings per share

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Triumph Group, Inc.
                             ------------------------------------------------
                                             (Registrant)


                             ------------------------------------------------
                             Richard C. Ill, President & CEO


                             ------------------------------------------------
                             John R. Bartholdson, Senior Vice President & CFO
                                  (Principal Financial Officer)



                             ------------------------------------------------
                             Kevin E. Kindig, Controller
                                  (Principal Accounting Officer)




Dated:  November 20, 1996
                                      21