Form 10-Q
period 1996-12-31
TRIUMPH GROUP INC /
filed 1997-02-07
CIK 1021162

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1996

                                         or

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
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   X    No
                                                          -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value 9,749,588 shares as of December 31, 1996

                                 TRIUMPH GROUP, INC.

                                        INDEX

Part I.  Financial Information                             Page Number
                                                           -----------

    Item 1.   Financial Statements (Unaudited)

         Condensed consolidated balance sheets                     1
         March 31, 1996 and December 31, 1996

         Consolidated statements of income                         3
         Three months ended December 31, 1995 and 1996;
         Nine months ended December 31, 1995 and 1996.

         Consolidated statements of cash flows                     4
         Nine months ended December 31, 1995 and 1996

         Notes to condensed consolidated financial statements      6
         December 31, 1996

    Item 2.   Managment's Discussion and Analysis of Financial    15
              Condition and Results of  Operations.

Part II. Other Information

    Item 1.   Legal Proceedings                                   20

    Item 2.   Changes in Securities                               20

    Item 3.   Defaults upon Senior Securities                     20

    Item 4.   Submission of Matters to a Vote of Security Holders 20

    Item 5.   Other Information                                   20

    Item 6.   Exhibits and Reports on Form 8-K                    20

Signature Page                                                    21

                                 Triumph Group, Inc.
                        Condensed Consolidated Balance Sheets
                                (dollars in thousands)


                                                     MARCH 31,   DECEMBER 31,
                                                       1996          1996
                                                                 (unaudited)
                                                     -------------------------
ASSETS
Current assets:
 Cash                                                $    539      $    897
 Accounts receivable, less allowance for
   doubtful accounts of $973 and $1,386,
   respectively                                        29,680        37,514
 Inventories                                           45,098        55,833
 Estimated net realizable value of business
   sold or discontinued, current                       27,350            --
 Prepaid expenses and other                               698         1,374
 Deferred income taxes                                  1,917         4,155
                                                    -----------------------
Total current assets                                  105,282        99,773

Property and equipment, less accumulated
 depreciation of $6,718 and $9,963                     36,552        46,740

Excess of cost over net assets acquired, less
 accumulated amortization of $105 and
 $467, respectively                                    10,339        13,657


Intangible assets, less accumulated amortization
 of $1,110 and $1,851, respectively                     6,680        10,245


Other assets                                            2,553         2,186
                                                    -----------------------
Total assets                                        $ 161,406     $ 172,601
                                                    -----------------------
                                                    -----------------------

                                        1

                                 Triumph Group, Inc.
                  Condensed Consolidated Balance Sheets (continued)
                                (dollars in thousands)


                                                     MARCH 31,   DECEMBER 31,
                                                       1996          1996
                                                                 (unaudited)
                                                     -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 18,203      $ 16,414
 Accrued expenses                                      15,757        15,708
 Income taxes payable                                   2,137         4,233
 Current portion of long-term debt                      8,806           410
                                                     ----------------------
Total current liabilities                              44,903        36,765

Long-term debt, less current portion                   89,963        32,687
Other liabilities                                       1,992         4,940
Deferred income taxes                                   6,831        11,188
Redeemable preferred stock, 14% cumulative,
 $.01 par value 30,575 shares authorized
 and issued at March 31, 1996                           2,652            --

Common stockholders' equity:
 Common stock, $.001 par value:
   Class A--6,500,455 shares authorized;
     1,300,000 shares issued at March 31, 1996              1            --
   Class B convertible--4,550,000 shares
     authorized and issued at March 31, 1996                5            --
   Class C convertible--455 shares authorized
     and issued at March 31, 1996                          --            --
 Common Stock, $.001 par value, 15,000,000 shares
   authorized, 5,756,139 shares issued and outstanding
   at December 31, 1996                                    --             6
   Class D Common Stock (convertible), $.001 par value,
   6,000,000 shares authorized, 3,993,449 shares
   issued and outstanding at December 31, 1996             --             4
 Capital in excess of par value                         1,006        68,479
 Retained earnings                                     14,053        18,532
                                                    ------------------------
Total common stockholders' equity                      15,065        87,021
                                                    ------------------------
Total liabilities and common stockholders' equity   $ 161,406     $ 172,601
                                                    ------------------------
                                                    ------------------------

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                       DECEMBER 31,             DECEMBER 31,
                                      1995        1996        1995      1996
                                    ------------------------------------------
Net sales                          $  46,492  $  64,691    $132,568  $ 183,791

Operating costs and expenses:
 Cost of products sold                35,972     43,727     101,164    128,413
 Selling, general, and
  administrative                       6,216     11,796      18,744     31,507
 Depreciation and amortization           857      1,580       2,336      4,435
                                   -------------------------------------------
                                      43,045     57,103     122,244    164,355

Operating income                       3,447      7,588      10,324     19,436
Interest expense, net                  1,416      1,336       4,700      5,740
                                   -------------------------------------------
Income from continuing
 operations, before income
 taxes                                 2,031      6,252       5,624     13,696

Income tax expense                       832      2,528       2,280      5,533
                                   -------------------------------------------
Income from continuing
 operations                            1,199      3,724       3,344      8,163

Extraordinary loss, net of
 income taxes                             --         --         --      (1,478)
Income from discontinued
 operations                              315         --         488         --
                                    ------------------------------------------
Net income                          $  1,514   $  3,724    $  3,832   $  6,685
                                    ------------------------------------------
                                    ------------------------------------------

Income from continuing
 operations per share               $    .19   $    .40    $    .53   $   1.07
Extraordinary loss per share              --         --          --       (.18)
Income from discontinued
 operations per share                    .04         --         .06         --
                                    ------------------------------------------
Net income per share                $    .23   $    .40    $    .59   $    .89
                                    ------------------------------------------
                                    ------------------------------------------

Shares used in computing
 income per share
  (in thousands)                       7,318      9,379       7,318      8,023
                                    ------------------------------------------
                                    ------------------------------------------

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                               NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                               DECEMBER 31,      DECEMBER 31,
                                                   1995              1996
                                               -------------------------------

OPERATING ACTIVITIES
Net income                                        $  3,832         $  6,685
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Discontinued operations                           (3,025)              --
  Depreciation and amortization                      2,332            4,435
  Other amortization included in
   interest expense                                    189              172
  Provision for doubtful receivables                   103              304
  Provision for deferred income taxes                  166              927
  Interest on subordinated promissory
   note and junior subordinated
   promissory notes paid by issuance
   of additional notes                                 848            1,378
  Write-off of deferred financing costs                 --              915
  Compensation in stock options issued
   to employee                                          --               80
  Changes in assets and liabilities,
   net of acquisitions and dispositions
   of businesses:
    Accounts receivable                                245           (3,591)
    Inventories                                     (5,142)          (9,583)
    Prepaid expenses and other current
     assets                                            (61)            (661)
    Accounts payable, accrued expenses,
     and accrued income taxes payable               (2,506)          (2,777)
    Other                                              483           (1,858)
                                               -------------------------------
Net cash provided by (used in)
 operating activities                               (2,536)          (3,574)

INVESTING ACTIVITIES
Capital expenditures, net                           (1,581)          (5,433)
Proceeds from sale of property and
 equipment of discontinued operation                    --           27,350
Cost of businesses acquired, net of
 cash acquired                                      (2,402)          (7,950)
                                               -------------------------------
Net cash (used in) provided by
 investing activities                               (3,983)          13,967


                            Triumph Group, Inc.
             Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                  NINE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1995            1996
                                                   ----------------------------

FINANCING ACTIVITIES
Net proceeds from Common Stock offering              $      --      $   51,760
Net increase (decrease) in revolving credit
 facility, excluding refinancing                         8,114         (15,548)
Sale (purchase) of treasury stock, net                      21             (10)
Proceeds from issuance of long-term debt                    29          54,065
Retirement of long-term debt                                --         (93,616)
Payments of long-term debt                              (2,233)         (6,288)
Payment of deferred financing costs                         --            (398)
                                                     -------------------------
Net cash provided by (used in) financing activities      5,931         (10,035)
                                                     -------------------------
(Decrease) increase in cash                               (588)            358
Cash at beginning of period                                746             539
                                                     -------------------------
Cash at end of period                                $     158      $      897
                                                     -------------------------
                                                     -------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of liabilities related to acquisitions    $     741      $   10,269
Covenant not to compete contract liability
 related to acquisition                                    400           2,800
Stock options issued in conjunction with acquisition                       164
Redeemable preferred stock issued in lieu of
 cash dividend payments and accretion to
 face value                                                538           2,206
Common Stock issued in exchange for redemption of
 Preferred Stock                                            --           4,858
Common Stock issued in exchange for redemption of
 14% junior subordinated promissory notes                   --           9,514
Common Stock issued in exchange for redemption of
 10.5% junior subordinated promissory notes                 --             492

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for income taxes                           $     811          $3,586

SEE ACCOMPANYING NOTES.

                                    Triumph Group, Inc.
                Notes to Condensed Consolidated Financial Statements
                         (dollars in thousands, except per share data)
                                          (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996 included in the Company's Form S-1 effective with the Securities and Exchange Commission on October 24, 1996.

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

3. ACQUISITION

On July 31, 1996, the Company acquired all of the outstanding stock of Advanced Materials Technologies, Inc. ("AMTI") based in Tempe, Arizona for an aggregate purchase price of $21,183, including cash consideration of $7,950, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract valued at $2,800 and the assumption of liabilities and costs related to the transaction of $10,269. AMTI repairs and refurbishes gas turbine engine components used in the aviation industry. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. The acquisition was funded through the Company's long-term borrowings.

                              Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

3. ACQUISITIONS (CONTINUED)


The following pro forma results of operations for the nine months ended December 31, 1995 and 1996, have been prepared assuming the purchase of AMTI had taken place at the beginning of the respective periods:

                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                           1995       1996
                                                      -------------------------

Net sales                                                $144,201    $192,272
Income from continuing operations                           4,036       9,170
Income from continuing operations
  per share                                              $   0.62    $   1.20


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

The following is a summary of the results of operations of the Company's paper converting business:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        DECEMBER 31,             DECEMBER 31,
                                     1995           1996       1995          1996
                                ----------------------------------------------------

Net sales                        $ 27,046          $ --     $ 75,248         $  --

Income from operations           $    315          $ --     $    488         $  --


                              Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

5. INVENTORIES

The components of inventories are as follows:

                                                   MARCH 31,   DECEMBER 31,
                                                     1996          1996
                                                 -----------------------------

Raw materials                                     $  16,093     $  20,308
Work-in-process                                      12,862        14,302
Finished goods                                       16,570        21,650
                                                  ---------     ---------
Total inventories at current FIFO cost               45,525        56,260

Less allowance to reduce certain current
  FIFO costs to LIFO basis                              427           427
                                                 -----------------------------
Total inventories                                 $  45,098     $  55,833
                                                 -----------------------------
                                                 -----------------------------

Inventories would have been $427 higher than reported at March 31, 1996 and December 31, 1996 if the first-in, first-out method of determining cost had been used for all inventories. Approximately 15% and 18% of the inventory is valued using the LIFO method at March 31, 1996 and December 31, 1996, respectively.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   MARCH 31,   DECEMBER 31,
                                                     1996          1996
                                                 -----------------------------

Revolving credit facility                          $ 22,157      $ 17,000
Senior term loans                                    32,460            --
Senior subordinated notes                            14,900            --
Subordinated promissory notes                        19,000        14,094
Junior subordinated promissory notes                  9,575           387
Other debt and capital lease obligations                677         1,616
                                                 -----------------------------
                                                     98,769        33,097
Less current portion                                  8,806           410
                                                 -----------------------------
                                                    $89,963       $32,687
                                                 -----------------------------
                                                 -----------------------------

                       Triumph Group, Inc.
    Notes to Condensed Consolidated Financial Statements (continued)
            (dollars in thousands, except per share data)
                           (Unaudited)

6. LONG-TERM DEBT (CONTINUED)

On July 19, 1996, the Company entered into an unsecured five-year credit agreement for a $50,000 revolving credit facility and a $35,000 term loan. The credit agreement bears interest at either LIBOR plus between 0.50% and 1.50% or prime plus 0% at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.40% on the unused portion of the revolving credit facility based upon the ratio described above. The Company may repay amounts owed under the credit agreement or reduce the revolving credit facility commitment without penalty. Additionally, the Company may allocate up to $5,000 of the available revolving credit facility for the issuance of letters of credit.

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

On October 30, 1996, the Company paid down the then outstanding balance on the revolving credit facility using the proceeds from the Company's initial public offering (see Note 8). On December 31, 1996, the Company amended the credit agreement increasing the revolving credit facility to $85,000 and retiring the term loan. The term loan of $33,750 was retired using proceeds from the Company's initial public offering and borrowings under the Company's revolving credit facility.

The Subordinated Promissory Notes consist of two notes, a $8,000 principal amount bearing interest at 10%, and due in $6,750 and $1,250 installments on June 1, 2002 and June 1, 2003 respectively, and $6,094 principal amount bearing interest at 10.5%, and due in equal installments on December 31, 2002 and December 31, 2003. On October 30, 1996, the Company paid down approximately $5,500 of the Subordinated Promissory Note outstanding at March 31, 1996 using proceeds from the Company's initial public offering.

The Junior Subordinated Promissory Notes ("Junior Notes") consist of unsecured obligations of the Company and one of its subsidiaries. The Junior Notes of the Company, $8,800 and $0 at March 31, 1996 and December 31,
1996 respectively, are subordinated to all liabilities of the Company and its subsidiaries and bear interest at 14%. The Company, in its sole discretion, may pay interest by issuance of additional Junior Notes and elected to do so for $848 and $720 for the nine months ended December 31, 1995 and 1996, respectively. On October 30, 1996, the Junior Notes of the Company were exchanged for Common Stock of the Company in conjunction with the Company's initial public offering.

                            Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                              (Unaudited)

6. LONG-TERM DEBT (CONTINUED)

The Junior Notes of one of the Company's subsidiaries, $775 and $387 at March 31, 1996 and December 31, 1996 respectively, are subordinated to all liabilities of the subsidiary and the majority of the indebtedness of the Company and its subsidiaries and bear interest at 10.5%. The subsidiary, in its sole discretion, may pay interest by issuance of additional Junior Notes and elected to do so for $64 for the nine months ended December 31, 1996. These Junior Notes are due in equal installments on December 31, 2005 and 2006, although the holders of the notes have no right to demand payment of principal until all superior debt, as defined, has been paid in full. On October 30, 1996, $492 of these Junior Notes were exchanged for common stock in conjunction with the Company's initial public offering.

The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants (excluding the initial public offering and employee stock option plan described in Note 8), make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets, make capital expenditures and pay cash dividends.

Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, and maintenance of minimum net worth. As of December 31, 1996, $66,900 of additional borrowings were available under the revolving credit facility.

Interest paid on indebtedness during the nine months ended December 31, 1995 and 1996 amounted to $5,365 and $6,075, respectively.

On July 19, 1996, in conjunction with the refinancing, $925 in unamortized deferred financing fees related to the extinguished debt were written-off and an additional $398 in financing fees related to the new credit agreement were capitalized.

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

8. CAPITAL STOCK AND STOCKHOLDERS' EQUITY

In October 1996, the Company completed the sale of 2,500,000 shares of its common stock for $19.00 a share through an underwritten public offering and the sale of 125,000 shares of its common stock for $17.67 a share through a direct sale by the Company. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 375,000 additional shares of its Common Stock for $19.00 a share to cover over-allotments. In November 1996, the underwriters exercised the over-allotment option and the Company sold an additional 375,000 shares of its Common Stock. The net proceeds from the sales were $51,760. The total net proceeds were used to pay down a portion of the Company's long-term borrowings under its five-year credit agreement and $5,500 of the 10% subordinated promissory note (see Note 6).

In October 1996, in conjunction with the sale of common stock, the Company recapitalized the common stock through a 65-for-one stock split. All references to earnings per share data in the financial statements have been restated to give effect to the stock split.

In October 1996, in conjunction with the public offering described above, the Company exchanged all outstanding preferred stock for common stock. The liquidation value of the preferred stock plus accumulated dividends at the date of the exchange of $4,858 was converted to 281,318 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

                              Triumph Group, Inc.
           Notes to Condensed Consolidated Financial Statements (continued)
                   (dollars in thousands, except per share data)
                                  (Unaudited)


8. CAPITAL STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

In addition, in October 1996, the Company exchanged all outstanding 14% junior notes and a portion of outstanding 10.5% junior notes for common stock. The face value of the junior notes exchanged plus accrued but unpaid interest at the date of exchange of $10,006 was exchanged for 579,395 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

9. STOCK OPTION PLAN

The Company adopted the 1996 Stock Option Plan (the "Plan") which became effective in October 1996. The Plan provides for grants of stock options to officers and key employees of the Company.

Pursuant to the Plan, options to acquire a total of 518,750 shares of common stock may be granted. Options to purchase 250,140 shares at an exercise price equal to $19.00 per share have been granted under the Plan.

            Management's Discussion And Analysis of
          Financial Condition and Results of Operations

Result of Operations

Revenues for the three month period ended December 31, 1996 increased 39% to $64.7 million from $46.5 million for the three month period ended December 31, 1995. Revenues for the nine month period ended December 31, 1996 increased 39% to $183.8 million from $132.6 million for the nine month period ended December 31, 1995. The increase in revenue reflects the aviation group's acquisitions of Triumph Controls, Inc. ("TCI"), Air Lab, Inc. ("Air Lab") and AMTI accounting for $15.7 million and $43.7 million of the increase for the three and nine months ended December 31, 1996, respectively. The remaining operating divisions and subsidiaries in the aviation group experienced a 24.2% and 17.7% increase for the three months and nine months ended December 31, 1996, respectively, due to higher activity in the repair and overhaul markets and increased orders from OEMs. The increase in revenue was partially offset by the metals group which experienced a sales decrease of 13.8% and 6.3% in the three months and nine months ended December 31, 1996, which was primarily due to weakened demand and lower selling prices for flat-rolled steel products processed by the Company.

Cost of goods sold for the three month period ended December 31, 1996 was 67.6% of sales compared to 77.4% for the three month period ended December 31, 1995. Cost of goods sold for the nine month period ended December 31, 1996 was 69.9% of sales compared to 76.3% for the nine month period ended December 31, 1995. The improvement was primarily related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI.

Selling, general and administrative expenses for the three month period ended December 31, 1996 increased $5.6 million to $11.8 million from $6.2 million for the three month period ended December 31, 1995. For the nine month period ended December 31, 1996 these expenses increased $12.8 million to $31.5 million from $18.8 million for the nine month period ended December 31, 1995. The increases were primarily related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI, accounting for 70% of such increases. The remaining increase is associated with the higher sales activity level generated by the aviation group.

Depreciation and amortization for the three month period ended December 31, 1996 increased $0.7 million to $1.6 million from $0.9 million for the three month period ended December 31, 1995. Depreciation and amortization for the nine month period ended December 31, 1996 increased $2.1 million, to $4.4 million from $2.3 million for the nine month period ended December 31, 1995. The increase is primarily attributable to the depreciation and amortization on the increased asset base related to the inclusion of the aviation group's acquisitions of TCI, Air Lab and AMTI.

Operating income as a percentage of sales increased from 7.4% for the three month period ended December 31, 1995 to 11.7% for the three month period ended December 31, 1996. Similarly, operating income as a percentage of sales inceased from 7.8% for the nine months ended December 31, 1995 to 10.6% for the nine months ended December 31, 1996. The improvement in operating income was primarily due to the contributions of the aviation group's acquisitions accounting for $9.7 million of the increase for the nine month period ended December 31, 1996. Existing operating divisions and subsidiaries in the aviation group accounted for $1.9 million of the improvement. The increase was partially offset by lower operating income in the metals group, accounting for a $0.8 million decrease.

Interest expense of $1.3 million for the three months ended December 31, 1996 represents a $0.1 million decrease from the three month period ended December 31, 1995. For the nine month period ended December 31, 1996, interest expense increased $1.0 million to $5.7 million compared to the nine month period ended December 31, 1995. This increase was primarily due to increased debt levels associated with the acquisitions of TCI, Air Lab and AMTI, the cash portions of which were financed by borrowings under the Company's credit agreement.

An extraordinary loss in 1996 of $1.5 million (net of a tax benefit of $1.0 million) relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

Liquidity and Capital Resources

The Company's working capital needs are generally funded through cash flows from operations and the credit agreement. The Company used approximately $3.6 million of cash flows from operating activities, principally for working capital requirements, for the nine months ended December 31, 1996. As of December 31, 1996, $66.9 million was available under the revolving credit facility.

On July 19, 1996, the direct and indirect subsidiaries of the Company entered into an unsecured five year credit agreement for a $50.0 million revolving credit facility and a $35.0 million term loan. The Company guarantees repayment of the loans under the credit agreement. The credit agreement bears interest at either LIBOR plus an applicable margin or the prime rate at the option of the borrowers. The margin applicable to LIBOR varies between 0.50% and 1.50% and is based upon the borrowers' ratio of total indebtedness to earnings before interest, taxes and depreciation and amortization. In addition, the borrowers are required to pay a commitment fee of between 0.2% and 0.40% on the unused portion of the credit facility based upon the ratio described above. The borrowers may repay amounts owed under the credit agreement or reduce the revolving credit facility commitment without penalty. Additionally, the borrowers may allocate up to $5.0 million of the available revolving credit facility for the issuance of letters of credit. The credit agreement contains restrictions and covenants applicable to the borrowers and the Company which include limitations on the ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and make capital expenditures. The Company's long term debt prohibits the Company from paying any dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of employees' shares of capital stock upon termination of employment. Certain of the Company's long term debt agreements restrict the payment of dividends.

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

On October 30, 1996, the Company paid down the outstanding balance on the revolving credit facility using the proceeds from the Company's initial public offering. On December 31, 1996, the Company amended the credit agreement increasing the revolving credit facility to $85.0 million and retiring the term loan. The term loan of $33.8 million was retired using proceeds from the Company's initial public offering and borrowings under the Company's revolving credit facility.

The Company's outstanding subordinated promissory notes consist of two notes in the aggregate principal amount of $14.1 million at December 31, 1996. Approximately $5.5 million, was repaid on October 31, 1996 with the proceeds of the Company's initial public offering.

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

On July 31, 1996, the Company acquired all of the outstanding stock of AMTI based in Tempe, Arizona for an aggregate purchase price of $21,183, including cash consideration of $7,950, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract valued at $2,800 and the assumption of liabilities and costs related to the transaction of $10,269. AMTI repairs and refurbishes gas turbine engine components used in the aviation industry. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. The acquisition was funded through the Company's long-term borrowings.

Capital expenditures were approximately $5.4 million for the nine months ended December 31, 1996 primarily for manufacturing machinery and equipment for the aviation group. The Company funded these expenditures through borrowings under its credit arrangements. The Company expects capital expenditures to be approximately $7.0 million for its fiscal year ending March 31, 1997. Of this amount, approximately $3.0 million is expected to be used to expand capacity at the Company's stretch forming operations and the remainder will be used for upgrades of information systems, machinery and equipment, primarily for the aviation group. The Company believes that the cash proceeds from its initial public offering, together with cash generated by operations and borrowings under the Credit Facility, will be sufficient to meet anticipated cash requirements for the next 12 months.

The above paragraph contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to capital expenditures and cash requirements for the next twelve months. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see "Risk Factors" described in the Company's registration statement on Form S-1 filed with Securities and Exchange Commission with effective date of October 24, 1996.

In October 1996, the Company completed the sale of 2,500,000 shares of its common stock for $19.00 a share through an underwritten public offering and the sale of 125,000 shares of its common stock for $17.87 a share through a direct sale by the Company. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 375,000 additional shares of its Common Stock for $19.00 a share to cover over-allotments. In November 1996, the underwriters exercised the over-allotment option and the Company sold an additional 375,000 shares of its Common Stock. The net proceeds from the sales were $51,760. The total net proceeds were used to pay down a portion of the Company's long-term borrowings under its five-year credit agreement and $5,500 of the 10% subordinated promissory note (see Note
6).

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

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

    (11)  Statement re: computation of earnings per share

    The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

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




Dated:  February 7, 1997
                                      21