Form 10-Q/A
period 1996-09-30
TRIUMPH GROUP INC /
filed 1997-02-26
CIK 1021162

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended December 31, 1996

                                     or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period From       to
                                                         -------   -------

Commission File Number: 1-12235
                       ---------

                            TRIUMPH GROUP, INC.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 51-0347963
----------------------------------------   -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     1255 Drummers Lane, Suite 200
          Wayne, Pennsylvania                            19087-1565
----------------------------------------   -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (610) 975-0420
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X      No
                                                     -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $.001 per share, 9,749,588 shares as of December 31, 1996*

------------------------

* Includes 3,993,449 shares of Class D Common Stock, par value $.001 per share, which shares are convertible into Common Stock.

PART II. OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES

          Immediately prior to the closing of the Company's initial public offering in October 1996, the Company consummated the following series of transactions to recapitalize (the "Recapitalization"). All of the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock, each having a par value of $.001 per share, of the Company were split 65-for-one (the "Stock Split"). In addition, (i) all outstanding shares of Class A Common Stock and Class C Common Stock of the Company and shares of Class B Common Stock held by persons other than Citicorp Venture Capital, Ltd. ("CVC") and certain investors currently or previously affiliated with CVC (together with CVC, "CVC Investors") were exchanged for shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), (ii) the outstanding shares of Common Stock, par value $.001 per share, of Triumph Controls, Inc. ("TCI"), a subsidiary of the Company, which were owned by management of TCI, were converted into shares of Common Stock, (iii) all outstanding shares of the Company's preferred stock, par value $.01 per share ("Preferred Stock"), held by persons other than CVC Investors, with an aggregate liquidation value plus accumulated dividends to October 25, 1996, were exchanged at an exchange ratio of 9.2 shares of Common Stock for each share of Preferred Stock (the "Preferred Stock Exchange Ratio"), and (iv) all outstanding 14% junior subordinated promissory notes held by persons other than CVC Investors, and all outstanding 10.5% junior subordinated promissory notes (which, together with the 14% junior subordinated promissory notes are herein referred to as the "JSDs") held by management of TCI were exchanged at an exchange ratio of one share of Common Stock for every $17.27 of principal and accrued interest on the JSDs to October 25, 1996 (the "JSD Exchange Ratio"). All shares of Class B Common Stock, Preferred Stock (at the Preferred Stock Exchange Ratio) and JSDs (at the JSD Exchange Ratio) held by CVC Investors were exchanged for 1,023,567 shares of Common Stock and 4,145,060 shares of Class D Common Stock, par value $.001 per share, of the Company.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Pursuant to a written consent of holders of a majority of the Company's capital stock in lieu of a meeting dated as of August 19, 1996, stockholders of the Company entitled to cast an aggregate of 64,900 votes, representing approximately 72.1% of the outstanding shares of capital stock of the Company, approved an amendment to the Company's Certificate of Incorporation, as amended, (i) changing the name of the Company from "The Triumph Group Holdings, Inc." to "Triumph Group, Inc." and (ii) approving the filing of such amendment with the Secretary of State of the State of Delaware. Stockholders of the Company entitled to cast the remaining 25,100 votes did not participate in such written consent of holders, but were provided notice of the action pursuant to the requirements of state law.

          Pursuant to a written consent of holders of a majority of the Company's capital stock in lieu of a meeting dated as of October 1, 1996, stockholders of the Company entitled to cast an aggregate of 64,900 votes, representing approximately 72.1% of the outstanding shares of capital stock of the Company, approved the Triumph Group, Inc. 1996 Stock Option Plan. Stockholders of the Company entitled to cast the remaining 25,100 votes did not participate in such written consent of holders, but were provided notice of the action pursuant to the requirements of state law.

          Pursuant to a unanimous written consent of holders of each of the Company's Class A Common Stock and Class C Common Stock in lieu of a meeting and a written consent of a majority of holders of the Company's Class B Common Stock, each dated as of October 1, 1996, stockholders of the Company entitled to cast an aggregate of 84,900 votes, representing approximately 94.3% of the outstanding shares of capital stock of the Company, approved (i) an amendment to the Company's Certificate of Incorporation (the "Amendment") providing for an increase in the authorized shares of Class A Common Stock, Class B Common Stock and Class C Common Stock to accommodate the Stock Split;
(ii) the Amended and Restated Certificate of Incorporation of the Company (the "Amended and Restated Certificate") providing for the Recapitalization and (iii) the filing of the Amendment and the Amended and Restated Certificate with the Secretary of State of the State of Delaware. Holders entitled to cast the remaining 5,100 votes executed their proxies in favor of the foregoing actions, but these votes were not cast by the proxy.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRIUMPH GROUP, INC.
                                      (Registrant)




                                      /s/ John R. Bartholdson
                                     --------------------------------------
                                     John R. Bartholdson, Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


Dated: February 26, 1997