Form 10-K
period 1997-03-31
TRIUMPH GROUP INC /
filed 1997-06-23
CIK 1021162

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO

                              COMMISSION FILE NO. 1-12235

                                  TRIUMPH GROUP, INC.
                (Exact name of registrant as specified in its charter)

                     DELAWARE                                          51-0347963
 (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification Number)
                    organization)

                       FOUR GLENHARDIE CORPORATE CENTER,
            1255 DRUMMERS LANE, SUITE 200, WAYNE, PENNSYLVANIA 19087

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (610) 975-0420

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                 Title of Class

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 30, 1997 was 6,021,626 and 3,727,962, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 30, 1997 of $25 5/8) was approximately $93,728,613.75.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated herein by reference:

     Proxy Statement of Triumph Group, Inc. in connection with its 1997 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.
================================================================================

                               TABLE OF CONTENTS

ITEM NO.                                                                                   PAGE
--------                                                                                   ----
                                            PART I
    1.     Business......................................................................    2
    2.     Properties....................................................................   14
    3.     Legal Proceedings.............................................................   14
    4.     Submission of Matters to a Vote of Security Holders...........................   14
                                            PART II
    5.     Market for Registrant's Common Equity and Related Stockholder Matters.........   15
    6.     Selected Financial Data.......................................................   16
    7.     Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................   17
    8.     Financial Statements and Supplementary Data...................................   23
    9.     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................   41
                                           PART III
   10.     Directors and Executive Officers of Registrant................................   41
   11.     Executive Compensation........................................................   41
   12.     Security Ownership of Certain Beneficial Owners and Management................   42
   13.     Certain Relationships and Related Transactions................................   42
                                            PART IV
   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   43

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

     The Company designs, engineers, manufactures, repairs and overhauls aircraft components such as mechanical and electromechanical control systems, aircraft and engine accessories, auxiliary power units ("APUs"), avionics and aircraft instruments. The Company serves a broad spectrum of the aviation industry, including commercial airlines and air cargo carriers, as well as original equipment manufacturers ("OEMs") of aircraft and aircraft components, on a worldwide basis.

PRODUCTS AND SERVICES

     The Company's aviation products and services may generally be divided into three categories: structural components, instrument and flight controls, and operational components. The following is a description of some of the products and services offered by the Company in each of these three categories:

     Structural Components. The Company performs stretch forming, bending, die forming, machining, welding, assembly and other fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as McDonnell Douglas and Boeing. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for commercial airlines and other aircraft operators.

     Instrument and Flight Controls. The Company designs and engineers mechanical and electromechanical controls such as remote valve operators and push/pull controls ranging from simple vent controls to sophisticated flight-critical engine controls for OEMs and commercial airlines. The Company's designs and engineering for such controls are proprietary because such designs are not sold to the OEM for whom the control is manufactured. Consequently, the OEM generally relies on the Company to repair or replace such component. The Company also performs repair and overhaul services and supplies spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

     Operational Components. The Company performs complete repair and overhaul services on APUs for both commercial airlines and OEMs. APUs are used to provide power for all non-propulsion aircraft functions such as air conditioning, lights and other electrical functions. The Company also repairs and overhauls aircraft accessories, including constant speed drives, pneumatic or electrically actuated valves, cabin compressors, starters and generators, and manufactures refueling booms. Certain of these components, like the APUs, are repaired pursuant to SFAR 36 certifications. Finally, the Company provides precision machining services for other operational components manufactured from refractory and other metals for the aviation and aerospace industry.

INDUSTRY OVERVIEW AND TRENDS

     According to U.S. Department of Commerce statistics, the annual worldwide market for aircraft, including components, is approximately $56.7 billion. This market is expected to grow at an annual rate of 5% to 6% through 2000. Aviation Week and Space Technology has stated that the global airline industry spends at least $20 billion annually to maintain its aircraft. Both the aircraft component production and component repair industries are highly fragmented, each consisting of a limited number of well-capitalized companies, which offer a broad range of products and services, and a large number of smaller, specialized companies. The aviation industry has been consolidating at an increasing pace in recent years, and it is expected that such consolidation will continue for the foreseeable future.

     A number of significant trends are currently affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components. These trends include the following:

     Increases in Air Transit and Aircraft Production. Boeing's 1996 Market Outlook projected that global air travel will increase by 70% and that the number of passenger and cargo delivery aircraft in service will increase by 47% through the year 2005. This trend will be driven, in part, by the anticipated continued growth of established carriers engaged in the air freight and package delivery businesses. Average passenger seat miles flown is also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other countries in Asia where air traffic previously was limited. Because start-up airlines generally do not invest in the infrastructure necessary to service their aircraft, such airlines outsource all or most of their repair and overhaul services. To meet their needs, certain foreign and many start-up airlines have turned to older aircraft which generally require more frequent servicing. Further, as aging aircraft are retired, new aircraft production is increasing. The number of surplus aircraft is expected to significantly decline while new aircraft production is expected to increase over the next several years. The continued growth in air transit and aircraft production will increase the demand for aircraft component purchases and repairs.

     Increased Outsourcing by Aircraft Operators and OEMs. Aircraft operators have come under increasing pressure to reduce both operating and capital costs associated with providing aviation services. While several of the expenditures incurred by aircraft operators are beyond their direct control, such as fuel prices and labor costs, aircraft operators seeking cost reductions have increased purchases of certain components from third parties and have outsourced repair and overhaul functions. Aircraft components sold by third party suppliers and aircraft components that have been repaired and overhauled are generally less expensive than new aircraft components sold by OEMs. In addition, OEMs are increasingly becoming "assemblers" of aviation products by outsourcing more manufacturing and repair functions to third parties. In this regard, the Company supplies many OEMs with aircraft components and subassemblies, in addition to performing repair and overhaul services. In addition, as consolidation in the aviation services industry continues, aviation services consumers are requiring vendors to offer a broader range of services including, in some instances, inventory maintenance and management services. The Company believes that its broad array of aviation products and services and its reputation for quality and timely and reliable delivery will position the Company to continue to capitalize on the outsourcing trend. The Company anticipates that increased reliance on outsourcing will continue to cause consolidation in the industry since only those suppliers with extensive capacities and adequate capital will secure such agreements with OEMs and aircraft operators.

     Reduction in the Number of Approved Suppliers and Vendors. In order to reduce purchasing costs, streamline purchasing decisions and have greater control over quality, purchasing departments of OEMs and aircraft operators have been reducing the number of approved suppliers and vendors. In the past year, several OEMs and aircraft operators have reduced their supplier and vendor lists from as many as 50 to a core group of five to ten "mega-suppliers" or "mega-vendors" who have the size and capacity to meet their needs. The Company has secured a position on such lists of a number of OEMs and airlines. The Company believes that this trend will continue in the future and that, due to its established market presence and reputation for quality, the Company will continue to be selected as an approved supplier and vendor. See "-- Government Regulation."

     Increased Maintenance and Safety Requirements. Under regulations promulgated by the United States Federal Aviation Administration (the "FAA") and similar agencies in other countries, including the Joint Aviation Authority (the "JAA") and the Civil Aviation Administration of China (the "CAAC"), as well as guidelines established by OEMs and aircraft operators, when an aircraft component fails to perform within certain prescribed limits or after logging a prescribed number of flight hours, the aircraft component must be brought to a repair facility certified by the FAA or similar agency of a foreign nation for various types of designated service or replacement. The FAA has changed the nature of the licenses that it grants, from the grant of broad licenses for aircraft accessories or instruments within broad classifications to more limited licenses covering specific parts within more narrow classifications. The Company holds many perpetual broad licenses that will continue unless abandoned, suspended or revoked. In addition, aircraft components require regular maintenance and inspection and replacement of "life-limited" components. The trend toward more stringent maintenance requirements and more frequent maintenance and overhaul has increased the size of the market for the repair of such components, because the use of new components is not always cost effective. In addition, a proposed change in FAA regulations will require aircraft repair stations and others to implement and follow internal maintenance and safety requirements in addition to FAA regulations. The Company believes that, because of its broad licenses and long-standing emphasis on quality control, it will benefit from these higher maintenance and safety standards.

     Increased Emphasis on Component Traceability. Because of concerns regarding the use of unapproved aircraft spare parts, regulatory authorities have increased the level of documentation that must be maintained on spare parts. This requirement has been extended by OEMs and aircraft operators to the vendors of spare parts. The high cost of required technology to compete effectively in the redistribution market has made entry into and survival in the aircraft spare parts redistribution market increasingly difficult and expensive. The Company has implemented technology to enable it to meet these more stringent traceability requirements and intends to continue to do so in the future.

COMPETITIVE ADVANTAGES

     The Company believes that it is well positioned to take advantage of trends affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components due to:

     Broad Array of Products and Services. The Company offers the aviation industry a consolidated point of purchase for a broad array of aviation products and services. The Company designs, engineers and manufactures aircraft components to fulfill the particular needs and requirements of its customers, including electromechanical controls for McDonnell Douglas and fuselage structural components for the 777 model aircraft for Boeing. In certain cases, principally at Triumph Controls, Inc. ("TCI"), a subsidiary of the Company, the Company owns the proprietary rights to these designs and, accordingly, the customer generally relies on the Company to provide service on such aircraft components at every stage of their useful lives, including the repair and overhaul or replacement of such components. In addition, the Company manufactures aviation components according to its customers' specifications. The Company also performs repair and overhaul services for customers on various aviation components manufactured by third parties such as AlliedSignal Inc. ("AlliedSignal"). In addition, the Company offers to maintain and manage inventories of aircraft components and other products for certain of its customers. In certain instances, the Company's customers require it to maintain and manage their inventories.

     Government Certifications. The Company operates nine FAA-certified repair stations and has been granted licenses from the FAA and foreign regulatory counterparts, including the JAA and the CAAC, to perform repair and overhaul services on broad classifications of aircraft instruments and accessories. Without such broad certifications and licenses, which are often expensive and time-consuming to obtain and involve extensive audit procedures, other companies are precluded from offering these products and services, thereby constituting a significant barrier to entry. See "-- Government Regulation." In addition, the Company holds two exclusive licenses issued by the FAA which permit the Company to design, engineer, repair, test and release into service without FAA approval certain products to its own specifications for certain aircraft components and therefore to compete directly with OEMs with respect to such components. These exclusive licenses, known as SFAR 36 certifications, enable the Company to offer, on a proprietary basis, certain repaired parts relating to various aircraft accessories such as APUs and constant speed drives to its customers at a lower cost than other companies that must purchase replacement parts from third parties.

     Emphasis on Quality Control. The Company incurs significant expenses to maintain the most stringent quality control of its products and services. In addition to domestic and foreign governmental regulations, OEMs, commercial airlines and other customers require that the Company satisfy certain requirements relating to the quality of its products and services. The Company has continually met or exceeded these requirements, and has successfully completed many audits conducted on a regular basis by the Coordinated Agency for Supplier Evaluation ("C.A.S.E."), a consortium of United States airlines. As a C.A.S.E.-listed vendor, the Company is reviewed on a regular basis for quality and efficiency. In addition, the Company conducts voluntary, thorough self-auditing, utilizing inspectors from its various companies to audit other companies in its Aviation Group. The Company also performs testing and certification procedures on all of the products that it designs, engineers, manufactures, repairs and overhauls, and maintains detailed records to ensure traceability of the production of and service on each aircraft component. The Company believes that its emphasis on quality control has enabled it to obtain many of the FAA licenses it enjoys, including its exclusive

SFAR 36 certifications. The expense required to institute and maintain the Company's quality control procedures represents a barrier to entry for other companies.

     Broad Customer Base. Due to the Company's broad array of products and services and its emphasis on quality control and timely delivery, the Company's customers include virtually all of the world's major commercial airlines and an increasing number of the most widely recognized air cargo carriers, including Federal Express and United Parcel Service, and OEMs such as Boeing, McDonnell Douglas, AirBus and AlliedSignal. The Company expects that its customer base will continue to strengthen and broaden with increased cross-selling efforts by the Company of its various products and services.

     Established Industry Presence. The operating divisions and subsidiaries in the Company's Aviation Group have substantial experience in the aviation industry. These entities are characterized by experienced management and highly-skilled employees. Because of its established industry presence, the Company enjoys strong customer relations, name recognition and repeat business.

COMPANY STRATEGY

     The Company intends to grow its aviation business through:

     Expansion of Products and Services. The Company will continue to introduce new aviation products and services to take advantage of the growing aviation industry and the increasing demand for aviation products and services. In an effort to expand its existing array of products and services and to capture additional repair and overhaul business, the Company plans to expand, as appropriate, its program for the distribution and inventory management of third party aircraft components. The Company will also expand its assembly and subassembly capabilities on certain aircraft components. By broadening its products and services, the Company intends to further expand its position as a consolidated point of purchase to the aviation industry, capitalizing on the increasing trend toward outsourcing and the reduction by aircraft operators and OEMs of the number of approved suppliers and vendors.

     Increased International Marketing. The Company will continue to take advantage of the expanding international market for aviation products and services as worldwide air travel escalates and foreign nations, particularly China and other countries in Asia, purchase used aircraft that require more frequent repair and maintenance. The Company currently supplies products and services to virtually every major commercial airline in the world and retains independent sales representatives in a number of foreign countries. In addition, the Company participates each year in several international trade shows, including the Paris Air Show and the Singapore Air Show. The Company intends to build on its existing international presence through continued market penetration and, as appropriate opportunities arise, foreign acquisitions.

     Capitalizing on Aviation Group Affiliation. Utilizing the group affiliation of the Company's operating divisions and subsidiaries, the Company plans to increase cross-selling of its various capabilities to its customers. For example, one of the Company's operating divisions distributes certain electromechanical controls manufactured by a subsidiary of the Company. The Company's operating divisions and subsidiaries will continue to share independent sales representatives and jointly bid on projects where appropriate, while still maintaining their individual identities.

     Expanded Operating Capacity. The Company plans to increase its operating capacity to meet the expected increased growth and demand in the aviation industry. The Company will increase its capital expenditures, including expenditures for additional equipment and skilled labor, to support this increased capacity. The Company intends to continue to invest in state of the art machinery to increase its operating efficiencies and improve operating margins.

     Acquisitions. The Company expects to continue its growth through acquisitions of other companies, assets or product lines that add to or complement the Company's existing aviation products and services. The Company successfully completed one acquisition in the 12 months ended March 31, 1997. This acquisition, Advanced Materials Technologies, Inc. ("AMTI"), represents an expansion of both the Company's existing aviation products and services and its customer base. AMTI repairs and manufactures components for APUs and gas turbine engines. The Company also purchased all of the assets of J.D. Chapdelaine Co.

("JDC Company"), as of April 30, 1997. JDC Company is engaged in the business of repairing, overhauling, exchanging and selling instrumentation for the aviation industry. Because of the fragmented nature of much of the market for aircraft products and services, the Company believes that many additional acquisition opportunities exist in the aviation industry. The Company is currently evaluating several such acquisition opportunities. There can be no assurance that the Company will successfully complete any of these acquisitions or, that if so acquired, such entities will be properly integrated into the Company.

HISTORICAL BACKGROUND

     The Company was formed by members of management and Citicorp Venture Capital, Ltd. ("CVC") to acquire (the "Acquisition") certain businesses and assets from IKON Office Solutions, Inc., formerly Alco Standard Corporation ("Alco"). In connection with the Acquisition, 19 members of management contributed capital in the aggregate amount of approximately $1.1 million and CVC, an institutional investor, contributed capital in the aggregate amount of approximately $6.9 million.

     In July 1993, the Company acquired substantially all of the assets relating to Alco's aviation, metals processing and paper converting businesses for an aggregate purchase price of approximately $115.2 million, including a subordinated promissory note in the aggregate principal amount of $13.5 million (the "Alco Note").

     The businesses acquired from Alco as part of the Acquisition included a major portion of the Company's aviation operations and its entire metals operations, as well as Quality Park Products, Inc. ("Quality Park"), a paper converting business. Following the Acquisition, the Company determined to focus its efforts on its core businesses and, after restructuring, sold Quality Park in March 1996 to Mail-Well I Corporation ("Mail-Well") for approximately $27.4 million in cash, and the assumption by Mail-Well of certain liabilities.

     As part of the Company's strategy to grow its aviation businesses, the Company has completed two material acquisitions since the Acquisition. In January 1996, the Company acquired all of the assets and assumed certain of the liabilities of TCI, formerly a division of Teleflex Incorporated ("Teleflex"), for aggregate consideration of approximately $36.5 million, including a 10.5% subordinated promissory note in the principal amount of $5.5 million (the "Teleflex Note"). The Company also assumed liabilities and incurred transaction related costs totalling $3.6 million. As part of the transaction, the Company also sold shares of TCI representing a 10% minority interest and 10.5% junior subordinated promissory notes in an aggregate principal amount of $0.8 million to an affiliate of Teleflex and to certain members of management of TCI. The TCI shares were convertible, at the option of the Company, into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), which option the Company exercised as to the shares held by the members of management of TCI in October 1996, prior to its initial public offering. Contemporaneously, the Company also exchanged the 10.5% junior subordinated promissory notes owned by the members of management for shares of its Common Stock. TCI manufactures and services mechanical and electromechanical controls for various end users, primarily in the aviation industry.

     In July 1996, the Company purchased all of the outstanding capital stock of AMTI. The aggregate consideration for the AMTI acquisition was approximately $7.5 million in cash paid at closing plus a total of approximately $2.8 million to be paid through the year 2002 as consideration for a confidentiality and non-competition agreement entered into by one of the former owners of AMTI. In addition, the Company assumed certain liabilities and incurred transaction related costs totalling $10.3 million. The Company also purchased for approximately $0.5 million certain real estate leased to AMTI by its principal stockholder. As part of the acquisition, the Company also acquired AMTI's wholly owned subsidiary, Special Processes of Arizona, Inc. ("SPOA"). AMTI engages in the repair and manufacture of components for APUs and gas turbine engines. SPOA engages in the production and application of plasma coating used primarily by the aviation industry.

PROPRIETARY RIGHTS

     The Company benefits from its proprietary rights relating to certain designs, engineering, manufacturing processes and repair and overhaul procedures. For example, at TCI, the Company designs and engineers flight control systems and retains the proprietary rights to these designs and engineering. Accordingly, the customer generally relies on the Company to provide initial and additional components, as well as to redesign, reengineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, the Company has proprietary rights to certain of its manufacturing processes. For certain products, the Company's unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on the Company for production of such designed product. The Company also holds several SFAR 36 certifications that permit it to develop proprietary repair procedures to be used in certain repair and overhaul processes, enabling the Company to offer the customer a lower cost alternative to purchasing the OEM's replacement part.

RAW MATERIALS AND REPLACEMENT PARTS

     The Company purchases raw materials, primarily consisting of steel and aluminum coils, sheets and shapes, from various vendors. The Company also purchases replacement parts which are utilized in its various repair and overhaul operations. The Company believes that these raw materials and replacement parts are generally available at competitive prices from numerous sources.

OPERATING DIVISIONS AND SUBSIDIARIES

     The Company operates through several operating divisions and subsidiaries which are divided into two groups: the Aviation Group and the Metals Group. The following chart describes the operations, customer base and certain other information with respect to the Company's operating divisions and subsidiaries:

       OPERATING
  DIVISION/SUBSIDIARY                                                                           NUMBER OF
  (YEAR ESTABLISHED)          LOCATION               BUSINESS             TYPE OF CUSTOMERS     EMPLOYEES
-----------------------  -------------------  -----------------------  -----------------------  ---------
Aviation Group
A. Biederman(1)          Glendale, CA         Sells and services       Commercial airlines,         85
  (1933)                                      aircraft and industrial  U.S. military and cargo
                                              instruments.             carriers.
Advanced Materials       Tempe, AZ            Repairs and              Aviation OEMs and           220
  Technologies, Inc.(1)                       manufactures components  aircraft operators.
  (1987)                                      for APUs and
                                              gas turbine engines.
Aerospace Technologies,  Forth Worth, TX      Manufactures             Commercial airlines,         88
  Inc.(1)                                     metallic/composite       U.S. military and
  (1969)                                      bonded honeycomb         component supplier
                                              assemblies and repairs   industry.
                                              fuselage, wing, flight
                                              control surface parts
                                              and other flight
                                              critical components.
Air Lab(1)               Seattle, WA          Repairs and overhauls    Commercial airlines,         39
  (1974)                                      aviation                 aircraft manufacturers,
                                              instrumentation and      avionics and instrument
                                              controls.                manufacturers, major
                                                                       freight carriers,
                                                                       corporate aircraft
                                                                       operators and aviation
                                                                       parts suppliers.
JDC Company(1)           Ft. Lauderdale, FL   Repairs and services     Aircraft manufacturers       47
  (1985)                 Georgetown, TX       aircraft instruments.    ranging from general
                                                                       aviation to wide-body
                                                                       air transport.
K-T Corporation          Shelbyville, IN      Performs stretch         Aviation OEMs, U.S.         210
  (1963)                                      forming, bending, die    military and aerospace,
                                              forming, machining,      mass transportation,
                                              welding, assembly and    energy and heavy
                                              other fabrication on     trucking industries.
                                              aircraft wings,
                                              fuselages and skins.
L.A. Gauge Co.           Sun Valley, CA       Machines, bonds and      Defense, aerospace,          44
  (1954)                                      fabricates               medical, automotive and
                                              ultra-precision parts.   computer industries.

       OPERATING
  DIVISION/SUBSIDIARY                                                                           NUMBER OF
  (YEAR ESTABLISHED)          LOCATION               BUSINESS             TYPE OF CUSTOMERS     EMPLOYEES
-----------------------  -------------------  -----------------------  -----------------------  ---------
Lamar Electro-Air        Wellington, KS       Repairs and overhauls    U.S. government,            112
  Corporation(1)(2)                           aircraft and engine      commercial airlines and
  (1965)                                      accessories,             general aviation
                                              manufactures pneumatic   aircraft operators.
                                              and electrically
                                              actuated valves for
                                              aircraft and assembles
                                              axles and aluminum
                                              wheels for automobiles.
Northwest Industries     Albany, OR           Machines and fabricates  Aerospace, nuclear,          28
  (1960)                                      refractory, reactive,    medical, electronic and
                                              heat and                 chemical industries.
                                              corrosion-resistant
                                              precision products.
Special Processes of     Phoenix, AZ          Produces and applies     Aviation OEMs and            16
  Arizona, Inc.(1)                            plasma coating.          aircraft operators.
  (1987)
Triumph Air Repair,      Phoenix, AZ          Repairs and overhauls    Worldwide commercial        131
  Inc.(1)(2)                                  APUs and supplemental    airlines.
  (1979)                                      equipment.
Triumph Controls,        North Wales, PA      Designs and              Aviation OEMs,              278
  Inc.(1)                                     manufactures mechanical  shipyards, repair and
  (1943)                                      and electromechanical    overhaul facilities,
                                              control systems.         airlines and U.S. and
                                                                       NATO military forces.
Metals Group
Deluxe Specialties Mfg.  Hutchinson, KS       Manufactures fuel tanks  U.S. manufacturers of       123
  Co.                                         and hydraulic            mobile, material
  (1961)                                      reservoirs.              handling, agricultural,
                                                                       construction and power
                                                                       generation equipment.
Great Western Steel Co.  Chicago, IL          Produces steel           Manufacturers,               40
  (1918)                                      products, specializing   primarily in the home
                                              in flat rolled           and office products
                                              products.                industries.
Kilroy Structural Steel  Cleveland, OH        Erects structural steel  General contractors,         13
  Co.                                         frameworks.              engineers and
  (1918)                                                               architects of
                                                                       commercial buildings
                                                                       and bridges.
Triumph Industries       Bridgeview, IL       Produces and             Computer and electronic      53
  (1960)                                      distributes specialty    industries.
                                              electrogalvanized
                                              products.

---------------
(1) Designates FAA-certified repair station.

(2) Designates SFAR 36 certification.

METALS PROCESSING AND DISTRIBUTION

     The Company's Metals Group consists of three operating divisions and one subsidiary with substantial experience in the metals industry. These businesses include a leading producer of electrogalvanized steel products, a steel service center specializing in flat rolled steel products and a leading manufacturer of fuel tanks and hydraulic reservoirs. These entities supply products to several hundred manufacturers and other customers in the computer, electronics and agricultural industries on a regional and national basis. In addition, the Company operates a business engaged in the erection of structural frameworks for buildings and bridges in the midwestern United States.

     The Company's Metals Group processes, converts and distributes steel and steel products including electrogalvanized steel products which are stamped, formed, welded and painted, and coated steel for the electronic and computer industries. The Company's steel service center specializes in flat rolled products and their processing, including hot or cold rolled sheet and coil and galvanized sheet and coil used primarily by the home and office products and appliance industry. The Company's fuel tanks and hydraulic reservoirs are used in off-highway mobile equipment units, which are sold primarily to the agricultural industry.

     The Company also erects structural framework, including steel members and allied materials, for buildings and bridges, with a specialty in commercial and industrial buildings. Included among the Company's recent projects are Jacobs' Field, the Cleveland Indians' baseball stadium, and the Rock and Roll Hall of Fame in Cleveland, Ohio. These structural erection services are provided on a project-by-project basis primarily in the midwestern United States. These projects are generally awarded on a fixed fee, competitive bid basis.

SALES AND MARKETING

     Each of the Company's operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborate with other operating divisions and subsidiaries within its group for cross-marketing efforts. Each sales force and the respective officers of the operating divisions and subsidiaries are responsible for obtaining new customers and maintaining relationships with existing customers. Sales and marketing efforts are conducted primarily by independent regional manufacturer's representatives and in-house personnel. Generally, manufacturer's representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which the Company operates.

     Presidents of each of the Company's operating divisions and subsidiaries in the Aviation Group meet periodically to discuss ways to improve sales and cross-marketing opportunities. The management of each operating division and subsidiary of the Company also maintains close business relationships with many customers, thereby furthering the sales and marketing efforts of their businesses.

     A significant portion of the Company's government and defense contracts are awarded on a competitive bidding basis. The Company generally does not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. The Company generally sells to its other customers on a fixed fee, negotiated contract or purchase order basis.

BACKLOG

     As of March 31, 1997, the Company's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $93.2 million and $22.1 million, respectively. As of March 31, 1996, the Company's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $68.4 million and $20.2 million, respectively. The Company believes that purchase orders in an aggregate approximate amount of $14.7 million will not be shipped by the Aviation Group in the 12 months ended March 31, 1998. The Company believes that all of the purchase orders will be shipped by the Metals Group in the 12 months ended March 31, 1998.

COMPETITION

     The aircraft components production and repair industry is highly fragmented, consisting of both a limited number of well-capitalized companies which offer a broad range of products and services and a large number of smaller, specialized companies. The Company believes that the principal competitive factors in the aviation products and services industry are quality, turnaround time, overall customer service and price. See "-- Competitive Advantages." The Company believes that it competes favorably on the basis of the foregoing factors. The Company does not believe that the location of its repair facilities is a significant factor to its customers in selecting the Company, as substantially all of the components serviced by the Company are transported by common carrier to the Company's facilities for service.

     The Company competes with third party manufacturers, some of which are divisions or subsidiaries of OEMs or other large companies in the manufacture of aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than the Company: OEMs, major commercial airlines and other independent service companies. Certain major commercial airlines continue to own and operate their own service centers, while others have begun to sell their repair and overhaul services to other aircraft operators. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may outsource a limited amount of repair and overhaul services to third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

     The Company's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of these competitors have greater financial and other resources than the Company.

GOVERNMENT REGULATION

     The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. The Company must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of the Company would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and such new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on the Company.

     The Company must also satisfy the requirements of its customers, including OEMs, that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to aircraft components used in commercial flight operations. The FAA regulates commercial flight operations and requires that aircraft components meet its stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and the Company currently satisfies these maintenance standards in its repair and overhaul services. Several of the Company's operating divisions are FAA-approved repair stations.

     Currently, the FAA is granting licenses only for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. In order to obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to a particular aircraft component in order to obtain a license with respect to such component, the application process may involve substantial cost.

     The license approval processes for the JAA and the CAAC are similarly stringent, involving potentially lengthy audits conducted by these regulatory authorities.

     The Company's aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. The Company believes that its operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local environmental laws and regulation by government agencies, including the Environmental Protection Agency (the "EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, manage-ment, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Although management believes that the Company's operations and its facilities are in material compliance with such laws and regulations, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

     Certain of the Company's facilities are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by Alco pursuant to the Acquisition. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. Alco's indemnification covers the Company for losses the Company might suffer in connection with liabilities and obligations (and other liabilities and obligations arising out of or in connection with the Acquisition) arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by the Company. More specifically, this Alco indemnification covers both (i) the costs, claims and potential losses associated with environmental matters identified in the purchase agreement for the Acquisition as the result of environmental assessments or other disclosures made in connection with the Acquisition, including the costs, claims and potential losses associated with all the environmental remediation activities and identified liabilities, and (ii) the losses connected to environmental liabilities which were not identified in the purchase agreement and which arise from conditions or activities existing at the facilities or operations acquired from Alco prior to their acquisition from Alco, provided that they are identified by the Company to Alco before July 22, 2000. Another of the Company's facilities leased from Teleflex is located on a site placed on the EPA's National Priorities List prior to its acquisition by the Company, and is subject to indemnification provided by Teleflex for environmental liabilities arising from activities or conditions existing at this facility prior to the Company's acquisition. See "-- Risk Factors -- Potential Exposure to Environmental Liabilities."

EMPLOYEES

     As of March 31, 1997, the Company employed approximately 1,480 persons, of whom 190 were management employees, 52 were sales and marketing personnel, 114 were technical personnel, 227 were administrative personnel and 897 were production workers. As of March 31, 1997, approximately 226 employees were subject to collective bargaining agreements. None of these collective bargaining agreements will expire in the next 12 months. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

RISK FACTORS

     Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations regarding the effect of industry trends on the Company, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses, and cash requirements, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include dependence on the aviation industry, requirements of capital, integration of acquired businesses, government regulation, dependence on key customers, technological developments and obsolete inventory. For a description of these and additional risks, see the discussion below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

     Dependence on Aviation Industry. A substantial percentage of the Company's gross profit and operating income is derived from its Aviation Group. The Company's aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, the Company's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When such economic and other factors adversely affect the aviation industry, they tend to reduce the overall customer demand for the Company's products and services, thereby decreasing the Company's operating income. There can be no assurance that economic and other factors that might affect the aviation industry will not have an adverse impact on the Company's results of operations. See "-- Industry Overview and Trends."

     Capital Requirements and Integration of Acquired Businesses. A key element of the Company's strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies engaged in the aviation industry. In order to grow internally, the Company will be required to make significant capital expenditures. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by certain restrictions contained in the Company's revolving credit facility (the "Credit Facility") and its other financing arrangements. In addition, growth by acquisition involves risks that could adversely affect the Company's operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to obtain the capital necessary to pursue its internal growth and acquisition strategy, consummate acquisitions on satisfactory terms or, if any such acquisitions are consummated, satisfactorily integrate such acquired businesses into the Company. See "-- Company Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Competition. There are numerous competitors of the Company in both the aviation services and metals processing and distribution industries. Competition in the aviation industry comes from three primary sources: major commercial airlines, many of which operate their own maintenance and overhaul units; OEMs, which manufacture, repair and overhaul their own components; and other independent service companies. The Company's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Certain of the Company's competitors in both aviation and metals have substantially greater financial and other resources than the Company. There can be no assurance that competitive pressures in either industry will not materially and adversely affect the Company's business, financial condition or results of operations. See "-- Competition."

     Government Regulation and Industry Oversight. The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. The Company must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of the Company would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and such new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on the Company. See
"-- Government Regulation."

     Fluctuations in Operating Results. The Company's overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of the Company's operating expenses are fixed. Because several operating divisions and subsidiaries of the Company typically do not obtain long-term purchase orders or commitments from their customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of their customers and upon their discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Key Customers. There are no customers of the Company that accounted for more than 10% of the Company's consolidated revenues during the last fiscal year. Certain of the Company's operating divisions and subsidiaries have significant customers, the loss of whom could have a material adverse effect on their respective businesses.

     Technological Developments. The aviation industry is constantly undergoing development and change, and accordingly, it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, the Company may need to expend significant capital to purchase new equipment and machines or to train its employees in the new methods of production and service. There can be no assurance that the Company will be successful in developing new products or that such capital expenditures will not have a material adverse effect on the Company.

     Risks Regarding the Company's Inventory. The Company offers to maintain and manage inventories of aircraft components and other products for certain of its customers. In addition, certain of the Company's customers require the Company to maintain and manage their inventories. If this inventory is not used by the Company, because the Company ceases to supply such customers with the related products or services or because such components or other products become obsolete, the Company will not realize any income to offset the expenses incurred by the Company to acquire and maintain such inventory.

     Reliance on Skilled Personnel. From time to time certain of the Company's operating divisions and subsidiaries have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture or repair and overhaul sophisticated aircraft components. The ability of the Company to operate successfully could be jeopardized if the Company is unable to attract and retain a sufficient number of skilled personnel.

     Existence of Collective Bargaining Agreements. Several of the Company's subsidiaries are parties to collective bargaining agreements with labor unions. None of these collective bargaining agreements will expire in the next 12 months. In the aggregate under those agreements, the Company currently employs approximately 226 full-time employees, and from time to time employs up to an additional 150 temporary employees for its steel erection business, all of whom are members of labor unions. Currently, approximately 18% of the Company's permanent employees are represented by labor unions and approximately 23.5% of the Aviation Group's revenues and 87.6% of the Metals Group's revenues are derived from the operating divisions and subsidiaries a portion of whose employees are unionized. The Company's inability to negotiate acceptable contracts with these unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, the Company could experience a significant disruption of its operations and higher ongoing labor costs, which could have an adverse effect on the Company's business and results of operations. See "-- Employees."

     Product Liability; Claims Exposure. The Company's overall operations expose it to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been serviced by the Company, the failure of an aircraft component designed or manufactured by the Company or the irregularity of metal products processed or distributed by the Company. While the Company believes that its liability insurance is adequate to protect it from such liabilities and while no material claims have been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on the financial condition of the Company. See "Legal Proceedings."

     Potential Exposure to Environmental Liabilities. The Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. Although management believes that the Company's operations and facilities are in material compliance with such laws and regulations, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future. Certain of the Company's facilities are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by Alco in connection with the Acquisition. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The Alco indemnification covers both (i) the costs and claims associated with all of these environmental remediation activities and liabilities, and (ii) the costs of unidentified environmental liabilities that arise from conditions or activities existing at facilities acquired from Alco prior to their acquisition from Alco and that are identified before July 22, 2000. For a more detailed description of the Alco indemnification, see "-- Environmental Matters." Another of the Company's facilities leased from Teleflex is located on a site placed on the EPA's National Priorities List prior to its acquisition by the Company, and is subject to indemnification provided by Teleflex for environmental liabilities arising from activities or conditions existing at this facility prior to the Company's acquisition thereof. The Company does not maintain environmental liability insurance, and if the Company were required to pay the expenses related to these environmental liabilities, such expenses could have a material adverse effect on the Company. See "-- Environmental Matters."

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Wayne, Pennsylvania, where the Company leases 5,100 square feet of space. This lease expires in September 2000. In addition, the Company currently owns or leases the following facilities in which its operating divisions and subsidiaries are located:

                                                                        SQUARE      OWNED/LEASE
            LOCATION                          DESCRIPTION               FOOTAGE     EXPIRATION
---------------------------------  ---------------------------------    -------     -----------
Aviation Group
  Chandler, AZ...................  Thermal processing facility and        7,000         2017
                                   office
  Phoenix, AZ....................  Plasma spray facility and office      13,500         2000
  Phoenix, AZ....................  Repair and overhaul shop and          50,000         1999
                                   office
  Tempe, AZ......................  Manufacturing facility and office     13,500        Owned
  Tempe, AZ......................  Machine shop                           9,300        Owned
  Glendale, CA...................  Instrument shop, warehouse and        25,000         2005
                                   office
  Milpitas, CA...................  Warehouse, repair shop and office      3,700         1997
  Sun Valley, CA.................  Machine shop and office               30,000        Owned
  Ft. Lauderdale, FL.............  Instrument shop, warehouse and         7,190         2002
                                   office
  Shelbyville, IN................  Manufacturing facility and office    192,300        Owned
  Wellington, KS.................  Repair and overhaul and office        90,000         1997
  Albany, OR.....................  Machine shop and office               25,000        Owned
  North Wales, PA................  Manufacturing facility and office    111,400         2002
  Fort Worth, TX.................  Manufacturing facility and office    114,100        Owned
  Georgetown, TX.................  Instrument shop, warehouse and         2,240         1997
                                   office
  Seattle, WA....................  Instrument shop, warehouse and        10,000         1998
                                   office

Metals Group
  Bridgeview, IL.................  Steel processing facility and        135,700         2006
                                   office
  Chicago, IL....................  Steel distribution facility and      140,000        Owned
                                   office
  Hutchinson, KS.................  Manufacturing facility and office     75,000        Owned
  Cleveland, OH..................  Steel fabrication facility and       163,000        Owned
                                   office
  Plain City, OH.................  Office                                 2,000         1997

     The Company believes that its properties are adequate to support its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any material legal proceedings outside of the ordinary course of business. The Company may in the future be named as a defendant in lawsuits involving product defects, breach of warranty or other actions relating to products that it manufactures or products that it distributes that are manufactured by others. The Company believes that its potential exposure is adequately covered by its aviation product and general liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated:

                                                                        HIGH      LOW
                                                                        ----      ---
        FISCAL 1997
          3rd Quarter(1)..............................................  $27  1/4  $20 7/8
          4th Quarter.................................................   31  3/4   24

---------------
(1) Commencing on October 25, 1996, the day on which trading commenced following the Company's initial public offering.

     As of May 30, 1997, the reported closing price for the Common Stock was $25 5/8. As of May 30, 1997, there were approximately 54 holders of record of the Common Stock and the Company believes that its Common Stock was beneficially owned by 758 persons.

     The Company has never declared or paid cash dividends on any class of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business. The Credit Facility, the Teleflex Note and the Alco Note prohibit the Company from paying dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. At such time as no senior debt, such as the Credit Facility, is outstanding, the Company is permitted by the Alco Note, but not by the Teleflex Note, to pay dividends from 50% of excess cash flow.

  Recent Sales of Unregistered Securities

     The following sales of securities of the Company, including its subsidiaries, took place on the dates indicated (transactions shown give retroactive effect to the 65-for-one stock split of the Company's capital stock immediately prior to the Company's initial public offering):

     In July 1996, in connection with the acquisition of AMTI, the Company granted to the President of AMTI an option to purchase 13,000 shares of the Company's Class A Common Stock, par value $.001 per share ("Class A Common Stock") at an exercise price of $1.87 per share and sold to such President $17,162 principal amount of the Company's 14% junior subordinated promissory notes ("14% JSDs"). The option was exercised on August 30, 1996. The 13,000 shares of Class A Common Stock and the 14% JSDs were subsequently exchanged into 13,000 and 1,027 shares of Common Stock, respectively, upon the Company's initial public offering.

     In August 1996, the Company granted to the President of Aerospace Technologies, Inc., a subsidiary of the Company ("ATI"), an option to purchase 7,800 shares of Class A Common Stock at an exercise price of $1.87 per share, and sold to such President $10,517 principal amount of the Company's 14% JSDs. The option was exercised on September 25, 1996. The 7,800 shares of Class A Common Stock and the 14% JSDs held by such President were exchanged into 7,800 and 616 shares of Common Stock, respectively, upon the Company's initial public offering.

     The foregoing transactions were deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                   PREDECESSOR COMPANY                    TRIUMPH GROUP, INC.
                                               ----------------------------   --------------------------------------------
                                                               EIGHT MONTHS   TEN MONTHS
                                                YEAR ENDED        ENDED         ENDED           YEARS ENDED MARCH 31,
                                               SEPTEMBER 30,     MAY 31,      MARCH 31,    -------------------------------
                                                  1992(1)        1993(1)         1994        1995      1996(2)    1997(2)
                                               -------------   ------------   ----------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL OPERATING DATA:
Aviation Group
  Net sales...................................   $  76,346       $ 46,517      $ 57,257    $ 70,714   $ 100,166   $167,731
  Cost of products sold.......................      55,254         34,568        39,941      51,395      70,643    110,932
                                                   -------        -------       -------     -------    --------   --------
  Gross profit................................      21,092         11,949        17,316      19,319      29,523     56,799
  Selling, general and administrative.........       9,161          5,830         6,799       8,761      12,915     24,228
  Depreciation and amortization...............       2,060          1,413         1,379       1,780       2,513      5,066
                                                   -------        -------       -------     -------    --------   --------
  Operating income, before corporate
    expense(3)................................       9,871          4,706         9,138       8,778      14,095     27,505
Metals Group
  Net sales...................................      78,258         57,216        72,738      93,451      86,608     82,747
  Cost of products sold.......................      60,178         45,293        57,154      74,441      69,097     65,118
                                                   -------        -------       -------     -------    --------   --------
  Gross profit................................      18,080         11,923        15,584      19,010      17,511     17,629
  Selling, general and administrative.........      10,741          7,704         9,614      11,715      11,874     12,177
  Depreciation and amortization...............         832            658           594         916         999        979
                                                   -------        -------       -------     -------    --------   --------
  Operating income, before corporate
    expense...................................       6,507          3,561         5,376       6,379       4,638      4,473
                                                   -------        -------       -------     -------    --------   --------
  Combined operating income, before corporate
    expense...................................   $  16,378       $  8,267        14,514      15,157      18,733     31,978
                                                   =======        =======
  Corporate expense(4)........................                                    1,573       1,606       2,522      4,371
  Interest expense............................                                    4,908       6,589       7,318      6,591
                                                                                -------     -------    --------   --------
  Income from continuing operations, before
    income taxes and extraordinary loss.......                                    8,033       6,962       8,893     21,016
  Income tax expense..........................                                    3,125       2,598       3,699      8,461
                                                                                -------     -------    --------   --------
  Income from continuing operations, before
    extraordinary loss........................                                    4,908       4,364       5,194     12,555
  Extraordinary loss, net of income taxes.....                                       --          --          --     (1,478)
  Income (loss) from discontinued
    operations................................                                     (462)     (2,852)      4,496         --
                                                                                -------     -------    --------   --------
  Net income..................................                                 $  4,446    $  1,512   $   9,690   $ 11,077
                                                                                =======     =======    ========   ========
Earning per share(5):
  Income from continuing operations, before
    extraordinary loss(5).....................                                 $   0.73    $   0.68   $    0.80   $   1.50
  Shares used in computing earnings per
    share(5)..................................                                    7,180       7,268       7,369      8,648

BALANCE SHEET DATA:
Working capital...............................   $  32,360       $ 33,296      $ 49,152    $ 39,609   $  60,379   $ 56,288
Total assets..................................     154,343        152,761       104,905     111,386     161,406    171,315
Long-term debt, including current portion.....      64,477         69,013        74,403      71,738      98,769     24,392
Redeemable preferred stock....................          --             --         1,423       1,912       2,652         --
Total stockholders' equity....................      69,283         63,398         5,080       6,094      15,065     91,413

---------------
(1) Financial information related to the year ended September 30, 1992 and the eight month period ended May 31, 1993 is unaudited and represents operating results for the divisions and subsidiaries of the predecessor company which were purchased by the Company as of June 1, 1993. Information is provided through operating income to assist the reader in evaluating the Company's historical operating trends. Financial information after operating income is excluded as the information is not comparable to subsequent periods because of the significantly changed corporate organization and capital structure which resulted from the Acquisition.

(2) The operating results of TCI, Air Lab and AMTI are included since the dates of acquisition, January 1, 1996, October 2, 1995 and July 31, 1996, respectively. The combined operations of TCI, Air Lab and AMTI contributed $11.0 million and $62.7 million to the Aviation Group's net sales and $2.3 million and $15.4 million to the Aviation Group's operating income, before corporate expense, for the fiscal years ended March 31, 1996 and 1997, respectively.

(3) Operating income, before corporate expense, is presented by group to assist the reader in evaluating each of the group's results of operations before financing and corporate expenses.

(4) Corporate expenses primarily consist of compensation, rent and general costs related to the operation of the Company's corporate office and other general expenses of the Company including professional fees.

(5) Earnings per share information represents the Company's per share data and weighted average Common Stock outstanding, restated to give retroactive effect to the 65-for-one stock split effected immediately prior to the Company's initial public offering, the dilutive effects of warrants, stock issued during the period commencing 12 months prior to the Company's initial public offering at prices below the public offering price, the conversion of all of the Company's capital stock and junior subordinated promissory notes ("JSDs") immediately prior to the Company's initial public offering, the exchange of capital stock and JSDs immediately prior to the Company's initial public offering into shares of Common Stock and shares of the Company's Class D Common Stock, par value $.001 per share, and an adjustment for the interest on the JSDs net of tax expense. Primary and fully diluted earnings per share are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

  Aviation Group

     Net sales. Net sales for the Aviation Group increased by $67.6 million, or 67.5%, to $167.7 million for fiscal 1997 from $100.2 million for fiscal 1996. This increase was primarily due to the inclusion of an aggregate of $62.7 million and $11.0 million in net sales for TCI, Air Lab and AMTI in fiscal 1997 and fiscal 1996, respectively. Net sales for the other operating divisions and subsidiaries in the Aviation Group, experienced a 17.8% increase in net sales over fiscal 1996. Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

     Costs of products sold. Costs of products sold for the Aviation Group increased by $40.3 million, or 57.0%, to $110.9 million for fiscal 1997 from $70.6 million for fiscal 1996. This increase was primarily due to inclusion of $35.5 million and $6.0 million in fiscal 1997 and fiscal 1996, respectively, of costs of products sold associated with net sales generated by TCI, Air Lab and AMTI. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group.

     Gross profit. Gross profit for the Aviation Group increased by $27.3 million, or 92.4%, to $56.8 million for fiscal 1997 from $29.5 million for fiscal 1996. Of this increase, $22.2 million was a result of the inclusion of gross profit on the net sales generated by TCI, Air Lab and AMTI. In addition, $5.1 million of gross profit was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group. As a percentage of net sales, gross profit for the Aviation Group was 33.9% and 29.5% for fiscal 1997 and fiscal 1996, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the Aviation Group increased by $11.3 million, or 87.6%, to $24.2 million for fiscal 1997 from $12.9 million for fiscal 1996, due to increased sales volume and the TCI, Air Lab and AMTI acquisitions.

     Depreciation and amortization. Depreciation and amortization for the Aviation Group increased by $2.6 million, or 101.6%, to $5.1 million for fiscal 1997 from $2.5 million for fiscal 1996, primarily due to the assets acquired in connection with the TCI, Air Lab and AMTI acquisitions.

     Operating income. Operating income for the Aviation Group increased by $13.4 million, or 95.1%, to $27.5 million for fiscal 1997 from $14.1 million for fiscal 1996. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by TCI, Air Lab, and AMTI, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 16.4% and 14.1% for fiscal 1997 and fiscal 1996, respectively.

  Metals Group

     Net sales. Net sales for the Metals Group decreased by $3.9 million, or 4.5%, to $82.7 million for fiscal 1997 from $86.6 million for fiscal 1996. This decrease was primarily due to reduced sales volume at the Company's steel erecting facility.

     Costs of products sold. Costs of products sold for the Metals Group decreased by $4.0 million, or 5.8%, to $65.1 million for fiscal 1997 from $69.1 million for fiscal 1996. This decrease was primarily due to the reduced sales volume as a result of reorganizing the fabrication operations at the Company's steel erecting facility.

     Gross profit. Gross profit for the Metals Group increased by $.1 million, or .7%, to $17.6 million for fiscal 1997 from $17.5 million for fiscal 1996, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.3% and 20.2% for fiscal 1997 and fiscal 1996, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the Metals Group increased by $.3 million, or 2.6%, to $12.2 million for fiscal 1997 from $11.9 million for fiscal 1996.

     Depreciation and amortization. Depreciation and amortization for the Metals Group remained unchanged at $1.0 million for fiscal 1997 and 1996.

     Operating income. Operating income for the Metals Group decreased by $.1 million, or 3.6%, to $4.5 million for fiscal 1997 from $4.6 million for fiscal 1996, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.4% for both years.

  Overall Results

     Corporate expenses. Corporate expenses increased by $1.9 million, or 73.3%, to $4.4 million for fiscal 1997 from $2.5 million for fiscal 1996. This increase was primarily due to additional incentive compensation, staffing and professional fees associated with public company reporting requirements.

     Interest expense. Interest expense decreased by $0.7 million, or 9.9%, to $6.6 million for fiscal 1997 from $7.3 million for fiscal 1996. This decrease was primarily due to reduced debt levels associated with the application of the proceeds from the initial public offering of the Company's Common stock and the proceeds from the sale of Quality Park Products, Inc. ("Quality Park"), partially offset by the acquisitions of TCI, Air Lab, and AMTI, the cash portions of which were financed by borrowings under the Company's credit agreement.

     Income tax expense. The effective tax rate was 40.3% for fiscal 1997 and 41.6% for fiscal 1996.

     Income from continuing operations, before extraordinary loss. Income from continuing operations, before extraordinary loss increased by $7.4 million, or 141.7%, to $12.6 million for fiscal 1997 from $5.2 million for fiscal 1996. This increase was primarily due to the contribution generated by TCI, Air Lab and AMTI and the overall favorable conditions in the aviation industry resulting in increased net sales of the Company's products and services.

     Income from discontinued operations. The Company had income from discontinued operations of $4.5 million in fiscal 1996, principally as a result of the sale of Quality Park, which resulted in an after-tax gain of $2.5 million, and improved operating results at Quality Park due to the favorable effects of restructuring efforts.

     Extraordinary loss. An extraordinary loss in fiscal 1997 of $1.5 million (net of tax benefit of $1.0 million), relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the early retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

     Net income. Net income increased by $1.4 million, or 14.3%, to $11.1 million for fiscal 1997 from $9.7 million for fiscal 1996. The increase in fiscal 1997 net income was primarily attributable to the strong results of the Aviation Group, partially offset by the extraordinary loss recorded in fiscal 1997 and the comparison to fiscal 1996 which included the results of discontinued operations.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

  Aviation Group

     Net sales. Net sales for the Aviation Group increased by $29.5 million, or 41.6%, to $100.2 million for fiscal 1996 from $70.7 million for fiscal 1995. This increase was primarily due to an $18.4 million increase in net sales for the operating divisions and subsidiaries in the Aviation Group, representing a 26.0% increase in net sales over fiscal 1995, and the inclusion of an aggregate of $11.0 million in net sales for TCI and Air Lab. Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

     Costs of products sold. Costs of products sold for the Aviation Group increased by $19.2 million, or 37.5%, to $70.6 million for fiscal 1996 from $51.4 million for fiscal 1995. This increase was primarily due to $6.4 million of increased costs of products sold associated with net sales generated by TCI and Air Lab. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group.

     Gross profit. Gross profit for the Aviation Group increased by $10.2 million, or 52.8%, to $29.5 million for fiscal 1996 from $19.3 million for fiscal 1995. Of this increase, $5.0 million was a result of the increased sales volume and $0.6 million was a result of improved margins at the operating divisions and subsidiaries in the Aviation Group. This increase was also attributable to the inclusion of $4.6 million of gross profit on the net sales generated by TCI and Air Lab. As a percentage of net sales, gross profit for the Aviation Group was 29.5% and 27.3% for fiscal 1996 and fiscal 1995, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the Aviation Group increased by $4.2 million, or 47.4%, to $12.9 million for fiscal 1996 from $8.8 million for fiscal 1995, due to increased sales volume and the TCI and Air Lab acquisitions.

     Depreciation and amortization. Depreciation and amortization for the Aviation Group increased by $0.7 million, or 41.2%, to $2.5 million for fiscal 1996 from $1.8 million for fiscal 1995, primarily due to the assets acquired in connection with the TCI and Air Lab acquisitions.

     Operating income. Operating income for the Aviation Group increased by $5.3 million, or 60.6%, to $14.1 million for fiscal 1996 from $8.8 million for fiscal 1995. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by TCI and Air Lab, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 14.1% and 12.4% for fiscal 1996 and fiscal 1995, respectively.

  Metals Group

     Net sales. Net sales for the Metals Group decreased by $6.8 million, or 7.3%, to $86.6 million for fiscal 1996 from $93.5 million for fiscal 1995. This decrease was primarily due to weakened demand and lower selling prices for flatrolled steel products processed by the Company. In addition, the Company's electrogalvanized products experienced greater competition from hot-dipped rolled steel products.

     Costs of products sold. Costs of products sold for the Metals Group decreased by $5.3 million, or 7.2%, to $69.1 million for fiscal 1996 from $74.4 million for fiscal 1995. This decrease was primarily due to the reduced sales volume and lower costs of raw materials.

     Gross profit. Gross profit for the Metals Group decreased by $1.5 million, or 7.9%, to $17.5 million for fiscal 1996 from $19.0 million for fiscal 1995, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 20.2% and 20.3% for fiscal 1996 and fiscal 1995, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the Metals Group increased by $0.2 million, or 1.4%, to $11.9 million for fiscal 1996 from $11.7 million for fiscal 1995.

     Depreciation and amortization. Depreciation and amortization for the Metals Group increased by $0.1 million, or 9.1%, to $1.0 million for fiscal 1996 from $0.9 million for fiscal 1995. This increase was primarily due to depreciation of certain assets recently placed into service.

     Operating income. Operating income for the Metals Group decreased by $1.7 million, or 27.3%, to $4.6 million for fiscal 1996 from $6.4 million for fiscal 1995, due to reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.4% and 6.8% for fiscal 1996 and fiscal 1995, respectively.

  Overall Results

     Corporate expenses. Corporate expenses increased by $0.9 million, or 57.0%, to $2.5 million for fiscal 1996 from $1.6 million for fiscal 1995. This increase was primarily due to additional incentive compensation, staffing and professional fees.

     Interest expense. Interest expense increased by $0.7 million, or 11.1%, to $7.3 million for fiscal 1996 from $6.6 million for fiscal 1995. This increase was primarily due to increased debt levels associated with the acquisitions of TCI and Air Lab, the cash portions of which were financed by borrowings under the Company's credit agreement.

     Income tax expense. The effective tax rate was 41.6% for fiscal 1996 and 37.3% for fiscal 1995.

     Income from continuing operations. Income from continuing operations increased by $0.8 million, or 19.0%, to $5.2 million for fiscal 1996 from $4.4 million for fiscal 1995. This increase was primarily due to the net sales generated by TCI and Air Lab and the overall favorable conditions in the aviation industry resulting in increased net sales of the Company's products and services.

     Income (loss) from discontinued operations. The Company had income from discontinued operations of $4.5 million in fiscal 1996, principally as a result of the sale of Quality Park, which resulted in an after-tax gain of $2.5 million, and improved operating results at Quality Park due to the favorable effects of restructuring efforts. The Company had a loss from discontinued operations of $2.9 million in fiscal 1995 due to $2.0 million in operating losses at Quality Park and a $0.9 million loss on the sale of certain assets of Quality Park.

     Net income. Net income increased by $8.2 million, or 540.9%, to $9.7 million for fiscal 1996 from $1.5 million for fiscal 1995. Of this increase, $7.3 million was attributable to the income from the discontinued Quality Park operations in fiscal 1996 as compared to the loss at these operations during fiscal 1995. The increase in fiscal 1996 net income was also attributable to the strong results of the Aviation Group, partially offset by a decline in profitability in the Metals Group. As a percentage of net sales, net income was 5.2% and 0.9% for fiscal 1996 and fiscal 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs are generally funded through cash flows from operations and the credit agreement. The Company provided approximately $8.1 million from operating activities and $11.2 million from investing activities while using $18.9 million in financing activities, net of the Company's initial public offering, primarily for retirement of debt for the fiscal year ended March 31, 1997. As of March 31, 1997, $75.3 million was available under the revolving credit facility.

     On July 19, 1996, the Company entered into an unsecured five-year credit agreement for $85.0 million ($50.0 million revolver and $35.0 million term loan). On December 31, 1996, the Company amended the credit agreement increasing the revolving credit facility to $85.0 million and retiring the term loan. The term loan of $33.8 million was retired using proceeds from the Company's initial public offering and borrowings under the Company's revolving credit facility.

     On March 31, 1997, the Company entered into the Credit Facility with its lenders to extend the maturity date of the existing credit agreement, reduce interest rates and amend certain covenants. The Credit Facility contains restrictions and covenants applicable to the Company which include limitations on the ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and make capital expenditures. The Company's long-term debt generally prohibits the Company from paying any dividends or making any distributions on its capital stock.

     The proceeds of borrowings under the Credit Facility and the proceeds from the sale of the discontinued paper operations of Quality Park were used to extinguish the outstanding balances of the revolving credit facility, the senior term loans and the senior subordinated notes existing at March 31, 1996. The early extinguishment of this debt resulted in an extraordinary loss of approximately $1.5 million, net of an income tax benefit of approximately $1.0 million.

     The Company's outstanding subordinated promissory notes consist of two notes in the aggregate principal amount of $14.2 million at March 31, 1997. Approximately $5.5 million was repaid on October 31, 1996 with the proceeds of the Company's initial public offering.

     The Company's 14% junior subordinated promissory notes were unsecured obligations of the Company which were issued to certain members of management and certain shareholders of the Company. In October 1996, these notes aggregated approximately $9.5 million, including principal and accrued interest, and were converted into common stock immediately prior to the consummation of the Company's initial public offering.

     The Company's 10.5% junior subordinated promissory notes are unsecured obligations of the Company, which are contractually subordinated to all liabilities of TCI and its subsidiaries. These notes were issued to TFX Equities, Inc. and certain members of management of TCI and are due in equal installments on December 31, 2005 and 2006, although the holders of these notes have no right to demand payment of principal until all superior debt, as defined, has been paid in full.

     On July 31, 1996, the Company acquired all of the outstanding stock of AMTI based in Tempe, Arizona for an aggregate purchase price of approximately $21.2 million, including cash consideration of approximately $8.0 million, an option to purchase 13,000 shares of the Company's Class A common stock at an exercise price of $1.87 per share, a five-year covenant not-to-compete contract valued at $2.8 million and the assumption of liabilities and costs related to the transaction of approximately $10.3 million. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. The acquisition was funded through the Company's long-term borrowings.

     Capital expenditures were approximately $8.2 million for the fiscal year ended March 31, 1997 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its credit arrangements. The Company expects capital expenditures to be approximately $11.0 million for its fiscal year ending March 31, 1998. Of this amount, approximately $2.0 million is expected to be used to expand capacity at the Company's stretch forming operations and the remainder will be used for upgrades of information systems, machinery and equipment, primarily for the Aviation Group. The Company believes that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for the next 12 months.

     The Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these were successfully purchased, the availability under the Credit Facility might be fully utilized and additional cash requirements might have to be sourced. Given the Company's operating results and the earnings potential of the acquisitions, various capital sources should be receptive to fund the additional requirements.

     In the third quarter of fiscal 1997, the Company completed the sale of 2,875,000 shares of its Common stock for $19.00 per share through an underwritten public offering and the sale of 125,000 shares of its Common stock for $17.67 per share through a direct sale by the Company. The net proceeds from the sales, of approximately $51.8 million, were used to pay down a portion of the Company's long-term borrowings under its five-year credit agreement and $5.5 million of the 10% subordinated promissory note.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's registration statement on Form S-1 filed with Securities and Exchange Commission and in Item 1 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

     We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 23, 1997

                              TRIUMPH GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
ASSETS
Current assets:
  Cash.................................................................  $    539     $    993
  Accounts receivable, less allowance for doubtful accounts:
     1996 -- $973 and 1997 -- $1,619...................................    29,680       39,220
  Inventories..........................................................    45,098       54,310
  Estimated net realizable value of discontinued operations............    27,350           --
  Prepaid expenses and other...........................................       698        1,036
  Deferred income taxes................................................     1,917        1,795
                                                                         --------     --------
     Total current assets..............................................   105,282       97,354
Property and equipment, net............................................    36,552       48,349
Excess of cost over net assets acquired, net...........................    10,339       13,516
Intangible assets and other, net.......................................     9,233       12,096
                                                                         --------     --------
          Total assets.................................................  $161,406     $171,315
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 18,203     $ 20,461
  Accrued expenses.....................................................    15,757       16,255
  Income taxes payable.................................................     2,137        3,951
  Current portion of long-term debt....................................     8,806          399
                                                                         --------     --------
     Total current liabilities.........................................    44,903       41,066
Long-term debt, less current portion...................................    89,963       23,993
Deferred income taxes and other........................................     8,823       14,843
Redeemable preferred stock.............................................     2,652           --

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized,
     5,801,898 shares issued and outstanding at March 31, 1997.........        --            6
  Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 3,947,690 shares issued and outstanding at March 31,
     1997..............................................................        --            4
  Common stock; Classes A, B, and C (see Note 8).......................         6           --
  Capital in excess of par value.......................................     1,006       68,479
  Retained earnings....................................................    14,053       22,924
                                                                         --------     --------
     Total stockholders' equity........................................    15,065       91,413
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $161,406     $171,315
                                                                         ========     ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
Net sales..................................................  $164,165     $186,774     $250,478
                                                             --------     --------     --------
Operating costs and expenses:
  Cost of products sold....................................   125,836      139,740      176,050
  Selling, general and administrative......................    22,060       27,288       40,748
  Depreciation and amortization............................     2,718        3,535        6,073
                                                             --------     --------     --------
                                                              150,614      170,563      222,871
                                                             --------     --------     --------
Operating income...........................................    13,551       16,211       27,607
Interest expense...........................................     6,589        7,318        6,591
                                                             --------     --------     --------
Income from continuing operations, before income taxes and
  extraordinary loss.......................................     6,962        8,893       21,016
Income tax expense.........................................     2,598        3,699        8,461
                                                             --------     --------     --------
Income from continuing operations, before extraordinary
  loss.....................................................     4,364        5,194       12,555
Extraordinary loss, net of income taxes....................        --           --       (1,478)
Income (loss) from discontinued operations.................    (2,852)       4,496           --
                                                             --------     --------     --------
Net income.................................................  $  1,512     $  9,690     $ 11,077
                                                             ========     ========     ========
Income from continuing operations, before extraordinary
  loss per share...........................................  $   0.68     $   0.80     $   1.50
Extraordinary loss per share...............................        --           --        (0.17)
Income (loss) from discontinued operations per share.......     (0.39)        0.61           --
                                                             --------     --------     --------
Net income per share.......................................  $   0.29     $   1.41     $   1.33
                                                             ========     ========     ========
Shares used in computing income per share (in thousands)...     7,268        7,369        8,648
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                   COMMON      CAPITAL IN
                                                    STOCK      EXCESS OF   TREASURY   RETAINED
                                                 ALL CLASSES   PAR VALUE    STOCK     EARNINGS       TOTAL
                                                 -----------   ----------  --------   ---------     -------
Balance at March 31, 1994.......................     $ 6        $    994     $ --      $  4,080     $ 5,080
  Net income....................................                                          1,512       1,512
  Redeemable preferred stock dividends..........                                           (473)       (473)
  Accretion of Redeemable preferred stock.......                                            (16)        (16)
  Purchase of 26,000 shares of common stock.....                               (9)                       (9)
                                                     ---         -------     ----       -------     -------

Balance at March 31, 1995.......................       6             994       (9)        5,103       6,094
  Net income....................................                                          9,690       9,690
  Redeemable preferred stock dividends..........                                           (594)       (594)
  Accretion of Redeemable preferred stock.......                                           (146)       (146)
  Sale of 26,000 shares of common stock.........                      12        9                        21
                                                     ---         -------     ----       -------     -------

Balance at March 31, 1996.......................       6           1,006       --        14,053      15,065
  Net income....................................                                         11,077      11,077
  Issuance of 3,000,000 shares of common stock         3          51,757                             51,760
     in public offering and direct sale
     (net of $1,250 issuance costs).............
  Redeemable preferred stock dividends..........                                           (370)       (370)
  Accretion of Redeemable preferred stock.......                                         (1,836)     (1,836)
  Compensation in stock options issued                                80                                 80
     to employee................................
  Purchase of 45,500 shares of common stock.....                              (85)                      (85)
  Acquisition consideration in stock options                         164                                164
     issued.....................................
  Exercise of options to purchase common                                       75                        75
     stock......................................
  Conversion of minority interest in subsidiary                      619                                619
     to common stock............................
  Retirement of Treasury Stock..................                     (10)      10                        --
  Exchange of Redeemable preferred stock for                       4,858                              4,858
     common stock...............................
  Exchange of junior subordinated promissory           1          10,005                             10,006
     notes for common stock.....................
                                                     ---         -------     ----       -------     -------

Balance at March 31, 1997.......................     $10        $ 68,479     $ --      $ 22,924     $91,413
                                                     ===         =======     ====       =======     =======

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              ---------------------------------
                                                               1995         1996         1997
                                                              -------     --------     --------
OPERATING ACTIVITIES
Net income..................................................  $ 1,512     $  9,690     $ 11,077
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Discontinued operations...................................    3,738       (4,396)          --
  Depreciation and amortization.............................    2,718        3,535        6,073
  Other amortization included in interest expense...........      252          276          206
  Provision for doubtful accounts receivable................       14          243          959
  Provision for deferred income taxes.......................      877          719        1,067
  Interest on subordinated and junior subordinated
     promissory
     notes paid by issuance of additional notes.............      993        1,161        1,550
  Write-off deferred financing costs........................       --           --          915
  Compensation in stock options issued to employee..........       --           --           80
  Changes in operating assets and liabilities, net of
     acquisitions
     and dispositions of businesses (see note 17)...........   (4,457)       4,873      (13,778)
                                                              -------     --------     --------
Net cash provided by operating activities...................    5,647       16,101        8,149
                                                              -------     --------     --------

INVESTING ACTIVITIES
Capital expenditures, net...................................   (3,229)      (1,897)      (8,183)
Proceeds from sale of discontinued operations...............      375           --       27,350
Proceeds from sale of company, net of cash sold.............    1,192           --           --
Cost of businesses acquired, net of cash acquired...........       --      (34,137)      (7,950)
                                                              -------     --------     --------
Net cash (used in) provided by investing activities.........   (1,662)     (36,034)      11,217
                                                              -------     --------     --------

FINANCING ACTIVITIES
Net proceeds from common stock offering.....................       --           --       51,760
Net (decrease) increase in revolving credit facility........     (617)       2,129      (23,841)
(Purchase) sale of treasury stock, net......................       (9)          21          (10)
Proceeds from issuance of long-term debt....................       --       20,827       54,065
Refinancing and retirement of long-term debt................       --           --      (93,616)
Repayment of debt and capital lease obligations.............   (3,040)      (3,251)      (6,872)
Payment of deferred financing cost..........................       --           --         (398)
                                                              -------     --------     --------
Net cash (used in) provided by financing activities.........   (3,666)      19,726      (18,912)
                                                              -------     --------     --------
Net change in cash..........................................      319         (207)         454
Cash at beginning of year...................................      427          746          539
                                                              -------     --------     --------
Cash at end of year.........................................  $   746     $    539     $    993
                                                              =======     ========     ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

     Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, is engaged in aviation services and metals converting and distribution.

     The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries (collectively, the "Company") as of the dates and for the periods indicated. Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Triumph's aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers and original equipment manufacturers on a worldwide basis. Triumph's metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container, farm equipment and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. At March 31, 1997, the Company had no significant concentrations of credit risk. No single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer could have a material effect on the Company and its operating subsidiaries.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Earnings Per Share

     Earnings per share for all periods presented is computed using the weighted average number of shares of common stock outstanding after giving effect to the 65-for-one stock split described in Note 8. Common shares and options issued during the period commencing 12 months prior to the initial public offering at prices below the public offering price are presumed to have been in contemplation of the public offering and are included in the calculation as if they were outstanding for all periods presented. In addition, common share equivalents such as warrants and options are included in the computation.

     Earnings per share reflected in the consolidated statements of income for all periods presented has been computed as described above, but also gives effect to the exchange for common stock of all outstanding 14% junior subordinated promissory notes and a portion of the 10.5% junior subordinated promissory notes and all outstanding Redeemable preferred stock. Additionally, income from continuing operations, before extraordinary loss has been increased to reflect interest related to the junior subordinated promissory notes net of income tax expense. Primary and fully diluted earnings per share are the same.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is estimated to result in an increase in primary income from continuing operations, before extraordinary loss per share for the years ended

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

March 31, 1995, 1996 and 1997 of $0.07, $0.08 and $0.13 respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39 1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furnitures, fixtures and computer equipment which is depreciated over a period of 3 to 10 years).

     Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. The adoption of this standard had no effect on the Company's financial position, results of operations, or liquidity.

  Excess of Cost Over Net Assets Acquired

     The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over twenty-five years. Accumulated amortization at March 31, 1996 and 1997 was $105 and $609, respectively.

  Intangible Assets

     Intangible assets at March 31, 1996 and 1997 of $6,680 and $9,897, respectively, consist primarily of patents, trademarks, aerospace designs, and licensing agreements. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty-five years. Accumulated amortization at March 31, 1996 and 1997 was $1,110 and $2,199, respectively.

  Revenue Recognition

     Revenues are recorded when services are performed or when products are shipped except for long-term construction contracts which are recorded on the percentage-of-completion method based on the relationship between actual costs incurred and total estimated costs at completion. Estimated costs to complete for each contract are reviewed periodically as work progresses and appropriate adjustments are made to revenue recognition percentages, if necessary. In the event such estimates indicate a loss would be incurred on the contract, the estimated amount of such loss would be recognized in the period the estimated loss was determined. Sales from long-term construction contracts approximated 11%, 12% and 7% of total sales for the years ended March 31, 1995, 1996 and 1997, respectively.

  Stock-Based Compensation

     The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 10).

3.  ACQUISITIONS

     On July 31, 1996, the Company acquired all of the outstanding stock of Advanced Materials Technologies, Inc. ("AMTI") based in Tempe, Arizona for an aggregate purchase price of $21,183, including cash consideration of $7,950, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract valued at $2,800 and the assumption of liabilities and costs related to the transaction of $10,269. AMTI repairs and refurbishes

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

gas turbine engine components used in the aviation industry. The excess of the purchase price over the fair value of net assets acquired of $2,870 was recorded as excess of cost over net assets acquired and is being amortized over twenty-five years on a straight-line basis.

     In January 1996, the Company acquired substantially all of the assets of Triumph Controls, Inc., formerly a division of Teleflex, Incorporated (Teleflex), for an aggregate purchase price of $40,100. Triumph Controls, Inc. manufactures and services mechanical controls for a broad range of end users, primarily in the aviation industry. The purchase price includes cash paid to Teleflex, a note to Teleflex, assumed liabilities and direct costs of the acquisition. The aggregate purchase price was allocated to the assets based on their estimated fair values, including $5,500 of intangible assets (patents, trademarks and aerospace designs). The Company assumed certain liabilities of $2,600 and incurred transaction-related costs of approximately $1,000. During 1997, the purchase price and purchase accounting estimates were finalized resulting in an additional $560 of costs in excess of net assets acquired. In conjunction with the Company's initial public offering (see Note 8), the Company exchanged a portion of the common stock of Triumph Controls, Inc. for shares of Common stock of the Company. As a result of the conversion, $520 was recorded as excess of cost over net assets acquired to reflect the excess of fair market value over book value as an increase in the purchase price. The excess of the purchase price over the fair value of net assets acquired of $10,960 was recorded as excess of cost over net assets acquired and is being amortized over twenty-five years on a straight-line basis.

     In October 1995, the Company acquired substantially all of the assets of Air Lab, Inc. of Seattle, WA, for an aggregate purchase price of $3,400. Air Lab, Inc. services instruments and avionics for the commercial aviation industry. The purchase price includes cash paid to Air Lab, Inc., a long-term liability related to a covenant not-to-compete contract, certain assumed liabilities and direct costs of the acquisition.

     These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

     The following unaudited pro forma information has been prepared assuming the purchases of AMTI, Triumph Controls, Inc. and Air Lab, Inc. had taken place at the beginning of the year prior to the year of acquisition:

                                                                 YEAR ENDED MARCH 31,
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
        Net sales..............................................  $230,168     $258,959
        Income from continuing operations, before extraordinary
          loss.................................................     8,317       13,562
        Income from continuing operations, before extraordinary
          loss per share.......................................      1.22         1.62
        Net income.............................................    12,813       12,084
        Net income per share...................................      1.83         1.45

     The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property, plant, and equipment acquired, and the amortization of the intangible assets arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  DISCONTINUED PAPER OPERATIONS

     On March 31, 1996, the Company sold substantially all of the assets of its paper converting subsidiary, Quality Park Products, Inc. of St. Paul, MN, to Mail-Well, Inc. for approximately $27,350 in cash and the assumption by the purchaser of certain liabilities.

     The results of Quality Park Products, Inc. have been reported separately as a component of discontinued operations in the Consolidated Statements of Income.

     The following is a summary of the results of operations of the Company's paper converting business:

                                                                    YEAR ENDED MARCH
                                                                           31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Net sales................................................  $84,170     $99,531
        Income (loss) from operations (net of taxes -- $1,628 and
          $1,156, respectively)..................................   (2,852)      2,046
        Gain on sale (net of taxes -- $1,633 in 1996)............       --       2,450
                                                                   -------     -------
        Income (loss) from discontinued operations...............  $(2,852)    $ 4,496
                                                                   =======     =======

     Interest expense of $1,700 and $2,045 was allocated to Quality Park Products, Inc. for the years ended March 31, 1995 and 1996, respectively. Such amounts are included in the income (loss) from discontinued operations of those years. These costs were allocated based on the operation's actual borrowings.

5.  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out or last-in, first-out methods) or market. The components of inventories are as follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Raw materials............................................  $16,093     $15,863
        Work-in-process..........................................   12,862      17,295
        Finished goods...........................................   16,570      21,694
                                                                   -------     -------
        Total inventories at current FIFO cost...................   45,525      54,852
        Less allowance to reduce certain current FIFO costs to
          LIFO basis.............................................      427         542
                                                                   -------     -------
        Total inventories........................................  $45,098     $54,310
                                                                   =======     =======

     Inventories would have been $427 and $542 higher than reported at March 31, 1996 and 1997, respectively, if the first-in, first-out method of determining cost had been used for all inventories. Approximately 15% and 12% of the inventory is valued using the LIFO method at March 31, 1996 and 1997, respectively.

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  INCOME TAXES

     The components of income tax expense related to continuing operations is as follows:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1995       1996       1997
                                                           ------     ------     ------
        Current:
          Federal........................................  $1,650     $2,689     $6,453
          State..........................................      71        291        941
                                                           ------     ------     ------
                                                            1,721      2,980      7,394
        Deferred:
          Federal........................................     685        574      1,169
          State..........................................     192        145       (102)
                                                           ------     ------     ------
                                                              877        719      1,067
                                                           ------     ------     ------
                                                           $2,598     $3,699     $8,461
                                                           ======     ======     ======

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                  YEAR ENDED MARCH 31,
                                                                 ----------------------
                                                                 1995     1996     1997
                                                                 ----     ----     ----
        Statutory federal income tax rate......................  34.0%    34.0%    35.0%
        State and local income tax rate, net of federal tax
          benefit..............................................   2.5      3.2      2.6
        Miscellaneous permanent items and non-deductible
          accruals.............................................    --      1.3      0.8
        Other..................................................   0.8      3.1      1.9
                                                                 ----     ----     ----
        Effective income tax rate..............................  37.3%    41.6%    40.3%
                                                                 ====     ====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                                         MARCH 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
        Deferred tax assets:
          Alternative minimum and other tax credits................  $1,171     $   --
          Accruals and reserves....................................     942        815
          Accounts receivable......................................      28        315
          Inventories..............................................   2,514        947
                                                                     ------     ------
                                                                     $4,655     $2,077
        Deferred tax liabilities:
          Property and equipment...................................  $3,491     $6,214
          Discontinued operation...................................   2,521         --
          Other assets.............................................   3,340      3,240
          Prepaid expenses and other...............................     217        812
                                                                     ------     ------
                                                                      9,569     10,266
                                                                     ------     ------
        Net deferred tax liabilities...............................  $4,914     $8,189
                                                                     ======     ======

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Income taxes paid during the years ended March 31, 1995, 1996 and 1997 were $838, $904 and $6,413, respectively. At March 31, 1996, the Company had alternative minimum tax credit carryforwards of $1,558 for income tax purposes which were fully utilized in the current year.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Revolving credit facility................................  $22,157     $ 8,707
        Senior term loans........................................   32,460          --
        Senior subordinated notes................................   14,900          --
        Subordinated promissory notes............................   19,000      14,246
        Junior subordinated promissory notes.....................    9,575         407
        Other debt and capital lease obligations.................      677       1,032
                                                                   -------     -------
                                                                    98,769      24,392
        Less current portion.....................................    8,806         399
                                                                   -------     -------
                                                                   $89,963     $23,993
                                                                   =======     =======

     On July 19, 1996, the Company entered into an unsecured credit agreement for a $50,000 revolving credit facility and a $35,000 term loan. The proceeds of the new term loan, amounts borrowed under the new revolving credit facility and the proceeds received from the sale of Quality Park Products, Inc. (see Note 4) were used to extinguish the outstanding balances of the revolving credit facility, the senior term loans, and the senior subordinated notes existing at March 31, 1996. The early extinguishment of this debt resulted in an extraordinary loss of $1,478, net of an income tax benefit of $985 related to the write-off of unamortized deferred financing fees and prepayment penalties.

     On October 30, 1996, the Company paid down the then outstanding balance on the revolving credit facility using the proceeds from the Company's initial public offering (see Note 8). On December 31, 1996, the Company amended the credit agreement increasing the revolving credit facility to $85,000 and retiring the $33,750 term loan.

     On March 31, 1997, the Company entered into an amended and restated credit agreement ("Credit Facility") with its lenders to extend the maturity date of the existing credit facility, reduce interest rates and amend certain covenants. The Credit Facility bears interest at either LIBOR plus between 0.375% and 1.25% or the prime rate (or the Federal funds rate plus 0.5% if greater) at the option of the Company and expires on March 31, 2002. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.125% and 0.25% on the unused portion of the Credit Facility based upon the ratio described above. The Company may repay or reduce amounts owed under the Credit Facility without penalty. Additionally, the Company may allocate up to $5,000 of the available Credit Facility for the issuance of letters of credit of which $1,000 was used as of March 31, 1997.

     At March 31, 1996 and 1997, the interest rate on borrowings under the Credit Facility was 8.17% and 8.25%, respectively. As of March 31, 1997, $75,293 of additional borrowings were available under the Credit Facility.

     The Subordinated Promissory Notes consist of two notes, an $8,000 principal amount bearing interest at 10%, due in installments of $6,750 and $1,250 on June 1, 2002 and June 1, 2003, respectively, and $6,246 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and Decem-

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ber 31, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $0 and $746 for the years ended March 31, 1996 and 1997, respectively. On October 30, 1996, the Company paid down approximately $5,500 of the 10% Subordinated Promissory Note outstanding at March 31, 1996 using proceeds from the Company's initial public offering.

     The Junior Subordinated Promissory Notes ("Junior Notes") consisted of unsecured obligations of the Company and one of its subsidiaries, were subordinated to all liabilities of the Company and its subsidiaries and interest was payable at 14%. The Company, at its sole discretion, was permitted to pay interest by issuance of additional Junior Notes and elected to do so for $1,146 and $741 for the years ended March 31, 1996 and 1997, respectively. On October 30, 1996, the Junior Notes of the Company were exchanged for common stock of the Company in conjunction with the Company's initial public offering.

     The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants (excluding the initial public offering and the employee stock option plan described in Notes 8 and 10), make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets, make capital expenditures and pay cash dividends.

     Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, and maintenance of minimum net worth.

     The fair value of the Company's Credit Facility approximates the carrying value. The fair value of the subordinated promissory notes is approximately $17,000.

     Maturities of long-term debt are as follows: 1998 - $399; 1999 - $418; 2000 - $104; 2001 - $111; 2002 - $8,707; thereafter, $14,653 through 2006.

     Interest paid on indebtedness during the years ended March 31, 1995, 1996, and 1997 amounted to $6,909, $7,552 and $5,986, respectively.

     Financing fees and expenses of $764 incurred with respect to indebtedness have been capitalized and are reflected in other assets. These fees and expenses are being amortized over the terms of the related indebtedness (5-8 years). Total amortization (included in interest expense) for the years ended March 31, 1995, 1996 and 1997 was $252, $276 and $206, respectively. On July 19, 1996, in conjunction with the refinancing, $915 in unamortized deferred financing fees related to the extinguished debt were written off and an additional $398 in financing fees related to the new credit agreement were capitalized.

8.  STOCKHOLDERS' EQUITY

     In October 1996, the Company completed the sale of 2,500,000 shares of its Common stock for $19.00 per share through an underwritten public offering and the sale of 125,000 shares of its Common stock for $17.67 per share through a direct sale by the Company. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 375,000 additional shares of its Common stock for $19.00 a share to cover over-allotments. In November 1996, the underwriters exercised the over-allotment option and the Company sold an additional 375,000 shares of its Common stock. The net proceeds from the sales were $51,760. The total net proceeds were used to pay down a portion of the Company's long-term borrowings under its credit agreement and $5,500 of the 10% subordinated promissory note (see Note 7).

     In October 1996, in conjunction with the sale of Common stock, the Company recapitalized the Common stock through a 65-for-one stock split. All references to shares and earnings per share data in the financial statements have been restated to give effect to the stock split. In addition, the Company increased the authorized number of shares of Common stock to 15,000,000 and Class D common stock to 6,000,000.

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In October 1996, in conjunction with the public offering described above, the Company exchanged all outstanding Redeemable preferred stock for common stock. The liquidation value of the Redeemable preferred stock plus accumulated dividends at the date of the exchange of $4,858 was converted to 281,318 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

     In addition, in October 1996, the Company exchanged all outstanding 14% junior notes and a portion of the outstanding 10.5% junior notes for common stock. The face value of the junior notes exchanged plus accrued but unpaid interest at the date of exchange of $10,006 was exchanged for 579,395 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company).

     The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and are entitled to participate ratably in any distributions.

     The holders of Class D common stock may elect at any time to convert any or all such shares into the Common stock on a share-for-share basis.

     The Company issued a stock purchase warrant in conjunction with the issuance of the senior subordinated notes which allows the holder to purchase 650,000 shares of Common stock for an aggregate exercise price of one hundred dollars through July 31, 2003. The proceeds from the issuance of the senior subordinated notes allocated to the warrants of $100 have been included in capital in excess of par value.

     On a pro forma basis, income from continuing operations, before extraordinary loss and income from continuing operations, before extraordinary loss per share for fiscal 1997 would have been $14,493 and $1.39, respectively, if the public offering had occurred on April 1, 1996. The pro forma information assumes reduced interest expense and applicable income tax adjustments resulting from the application of the net proceeds from the offering and it assumes 10,390,000 shares of Common stock outstanding for the year. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results.

     The Company has Preferred stock of $100 par value, 250,000 shares authorized. At March 31, 1996 and 1997 no shares of Preferred stock are outstanding. At March 31, 1996, the Company had Class A, B and C common shares outstanding, $.001 par value. The Class A had 6,500,455 shares authorized and 1,300,000 shares issued. The Class B and Class C were convertible to Class A and had 4,550,000 and 455 shares authorized and issued, respectively. In conjunction with the public offering, the Class A, B and C were converted to Common stock and Class D common stock.

9.  REDEEMABLE PREFERRED STOCK

     The Redeemable preferred stock, $.01 par value, provided for 14% cumulative dividends and redemption on July 21, 2004 or 91 days after the retirement date of senior debt at the lesser of the liquidation value of $100 per share ($3,058) plus all accumulated and unpaid dividends or 40% of the Company's equity value. Accumulated and unpaid dividends of approximately $1,424 or $46.57 per share are included in Redeemable preferred stock as of March 31, 1996. At March 31, 1996, the Company had 30,575 shares of Redeemable preferred stock authorized and issued.

     The difference between the original issue price of $1,057 and the liquidation value of $3,058 was being accreted through July 21, 2004 using the effective interest method. On October 30, 1996, all shares of outstanding Redeemable preferred stock were exchanged for common stock at the liquidation value plus

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

accumulated dividends (See Note 8). The accretion of $16, $146 and $1,836 for the years ended March 31, 1995, 1996 and 1997, respectively, is charged to retained earnings.

10.  EMPLOYEE BENEFIT PLANS

  Defined Benefit Pension Plan

     Approximately 150 employees participate in a noncontributory defined benefit pension plan sponsored by the Company. Normal retirement under the Plan is age 65 and participants receive monthly benefits of a stated amount for each year of service. The Company's funding policy for the Plan is to make the minimum annual contributions required by applicable regulations. The net periodic pension cost and related pension liability is not material.

  Defined Contribution Pension Plan

     The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to 15% of their regular compensation before taxes. During fiscal 1997, the Company increased its matching contribution from 33% to 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $404, $437 and $749 for the years ended March 31, 1995, 1996 and 1997, respectively.

  Other Postretirement Benefits

     In connection with the acquisition of Triumph Controls, Inc., the Company provides certain postretirement medical and insurance benefits to eligible employees under a Collective Bargaining Agreement. For any employees who retired through the date of the acquisition, the Seller retained all liabilities for benefits due and administration of the postretirement benefits. The Company has assumed responsibility for administration of the postretirement coverage for any eligible employee who retires subsequent to the date of acquisition. The Company will pay the costs related to these benefits upon retirement and will be reimbursed by the Seller for its pro rata portion based on relative length of service. The Company does not fund the plan.

     The Company has recorded a total liability of approximately $1,100 (as estimated by actuaries) for other postretirement benefits, of which approximately $1,000 is estimated to be reimbursed by the Seller as of March 31, 1997. These amounts are included in Other Liabilities and Other Assets, respectively. The discount rate used was 7%. The annual expense for such benefits is not material.

  Stock Option Plan

     The Company adopted the 1996 Stock Option Plan (the "Plan") which became effective in October 1996. The Plan provides for grants of stock options to officers and key employees of the Company. Shares of the Company granted under the Plan are in nonqualified and incentive stock options. On October 25, 1996, the Company granted options to certain officers and managers to purchase 250,140 shares of the Company's Common stock at the fair market value at the date of grant, of $19.00 per share. The options vest and become exercisable ratably over a four-year period beginning on October 25, 1997. The options expire ten years from the date of grant. In addition to the 250,140 outstanding options, 268,610 shares were available for issuance under the Plan at March 31, 1997.

     During fiscal 1997, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company uses the accounting method under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

     Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock option plan have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; no dividends; a volatility factor of the expected market price of the Company's Common stock of .32 and a weighted-average expected life of the options of 6 years.

     For purposes of pro forma disclosures, the estimated fair value of the options ($8.00 per share) is amortized to expense over the options' assumed vesting period. Since the Company's stock options vest over four years and additional options may be granted each year, the pro forma effect on net income reported below, is not representative of the effect of fair value stock option expense on future years' pro forma net income. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

                                                                       FOR THE YEAR ENDED
                                                                         MARCH 31, 1997
                                                                       ------------------
        Pro forma net income.........................................       $ 10,946
        Pro forma earnings per share.................................       $   1.31

11.  LEASES

     Capital lease assets are included in property and equipment and the related obligations in other debt and capital lease obligations. Amortization of capital lease assets is included in depreciation expense. At March 31, 1997, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 1998 - $1,874; 1999 - $1,678;
2000 - $1,525; 2001 - $1,133; 2002 - $1,011; thereafter (through 2006) - $2,908.
In the normal course of business, operating leases are generally renewed or replaced by other leases.

     Total rental expense was $950, $1,135 and $1,830 for the years ended March 31, 1995, 1996 and 1997, respectively.

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  FIXED ASSETS

     Net property and equipment at March 31, 1996 and 1997 is:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Land.....................................................  $ 3,009     $ 3,479
        Buildings and improvements...............................    7,438      10,480
        Machinery and equipment..................................   32,823      45,494
                                                                   -------     -------
                                                                    43,270      59,453
          Less accumulated depreciation..........................    6,718      11,104
                                                                   -------     -------
                                                                   $36,552     $48,349
                                                                   =======     =======

     Depreciation expense for the years ended March 31, 1995, 1996 and 1997 was $2,360, $2,977 and $4,480, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     Certain of the Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of the assets and any unidentified environmental liabilities which arise subsequent to the date of settlement through July 22, 2000, arising from conditions or activities existing at these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

     The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

14.  COLLECTIVE BARGAINING AGREEMENTS

     Approximately 18% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years.

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  SEGMENT REPORTING

     Selected financial information for each segment is as follows:

                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
Net sales:
  Aviation.................................................  $ 70,714     $100,166     $167,731
  Metals converting and distribution.......................    93,451       86,608       82,747
                                                             --------     --------     --------
                                                             $164,165     $186,774     $250,478
                                                             ========     ========     ========
Operating income (expenses):
  Aviation.................................................  $  8,778     $ 14,095     $ 27,505
  Metals converting and distribution.......................     6,379        4,638        4,473
  Corporate................................................    (1,606)      (2,522)      (4,371)
                                                             --------     --------     --------
                                                             $ 13,551     $ 16,211     $ 27,607
                                                             ========     ========     ========
Assets:
  Aviation.................................................  $ 53,100     $101,219     $139,988
  Metals converting and distribution.......................    32,550       29,965       28,815
  Discontinued operations..................................    20,165       27,350           --
  Corporate................................................     5,571        2,872        2,512
                                                             --------     --------     --------
                                                             $111,386     $161,406     $171,315
                                                             ========     ========     ========
Capital expenditures:
  Aviation.................................................  $  2,077     $  1,684     $  6,756
  Metals converting and distribution.......................     1,152          213        1,285
  Corporate................................................        --           --          142
                                                             --------     --------     --------
                                                             $  3,229     $  1,897     $  8,183
                                                             ========     ========     ========
Depreciation and amortization:
  Aviation.................................................  $  1,780     $  2,513     $  5,066
  Metals converting and distribution.......................       916          999          979
  Corporate................................................        22           23           28
                                                             --------     --------     --------
                                                             $  2,718     $  3,535     $  6,073
                                                             ========     ========     ========

                              TRIUMPH GROUP, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                  -----------------------------------------------
                                                   3/31/97      12/31/96     9/30/96(4)   6/30/96
                                                  ----------   -----------   ----------   -------
    Net sales...................................   $ 66,687      $64,691      $ 63,916    $55,184
    Gross profit................................     19,050       20,964        18,376     16,038
    Income from continuing operations, before
      extraordinary loss........................      4,392        3,724         2,630      1,809
    Extraordinary loss, net of tax..............         --           --        (1,478)        --
    Net income..................................      4,392        3,724         1,152      1,809
    Income from continuing operations, before
      extraordinary loss per share(3)...........       0.42         0.40          0.38       0.27
    Net income per share(3).....................       0.42         0.40          0.18       0.27

                                                  3/31/96(1)   12/31/95(2)    9/30/95     6/30/95
                                                  ----------   -----------   ----------   -------
    Net sales...................................   $ 54,206      $46,492      $ 43,702    $42,374
    Gross profit................................     15,630       10,520        10,588     10,296
    Income from continuing operations...........      1,850        1,199         1,131      1,014
    Income from discontinued operations.........      4,008          315            64        109
    Net income..................................      5,858        1,514         1,195      1,123
    Income from continuing operations per
      share(3)..................................       0.28         0.19          0.18       0.16
    Net income per share(3).....................       0.82         0.23          0.19       0.17

---------------
(1) In January 1996, the Company completed its acquisition of Triumph Controls, Inc. The operating results of Triumph Controls, Inc. are included for the full period.

(2) In October 1995, the Company completed its acquisition of Air Lab, Inc. The operating results of Air Lab, Inc. are included in the quarters ended December 31, 1995 and March 31, 1996.

(3) See Note 2 "Summary of Significant Accounting Policies" for information regarding the calculation of income from continuing operations and net income per share.

(4) On July 31, 1996, the Company completed its acquisition of AMTI. The operating results of AMTI are included in the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    YEARS ENDED MARCH 31,
                                                               --------------------------------
                                                                1995        1996         1997
                                                               -------     -------     --------
Changes in operating assets and liabilities, net of
  acquisitions and dispositions of businesses:
  Accounts receivable........................................  $(7,189)    $ 3,540     $ (5,952)
  Inventories................................................   (2,979)     (4,201)      (8,060)
  Prepaid expenses and other current assets..................      318         353         (323)
  Accounts payable, accrued expenses, and accrued income
     taxes payable...........................................    4,867       4,627        1,535
  Other......................................................      526         554         (978)
                                                               -------     --------    ---------
                                                               $(4,457)    $ 4,873     $(13,778)
                                                               =======     ========    =========
Non-cash investing and financing activities:
  Covenant not-to-compete contract liability related to
     acquisition.............................................  $    --     $    --     $  2,800
  Seller note related to acquired business...................       --       5,500           --
  Assumption of liabilities related to acquisitions..........       --       3,800       10,269
  Non-cash proceeds from divestiture of discontinued
     operation...............................................       --      10,300           --
  Redeemable preferred stock issued in lieu of cash dividend
     payments and accretion to face value....................      530         740        2,206

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Stockholders to be held on July 24, 1997, under the heading "Proposal No. 1 -- Election of Directors" and is incorporated herein by reference.

EXECUTIVE OFFICERS

                                                                                      EFFECTIVE DATE
                                                                                            OF
                                                                                       ELECTION TO
NAME                               AGE                    POSITION                   PRESENT POSITION
---------------------------------  ---     --------------------------------------    ----------------
Richard C. Ill...................  54      President and Chief Executive Officer     July 1, 1993
John R. Bartholdson..............  52      Senior Vice President, Chief Financial    July 1, 1993
                                           Officer and Treasurer
Richard M. Eisenstaedt...........  51      Vice President, General Counsel and       October 1, 1996
                                           Secretary
Paul T. Stimmler.................  58      Vice President and Assistant Secretary    July 1, 1993
Kevin E. Kindig..................  40      Controller and Assistant Secretary        July 1, 1993

     Richard C. Ill has been President and Chief Executive Officer and a director of the Company since 1993. Mr. Ill joined Alco in 1968 and became Group Vice President of Metalsource, a steel distribution business, in 1973. In 1975, Mr. Ill became President of Triumph Industries and, in 1983, became President of Metalsource. In 1988, Mr. Ill became President of Alco Diversified Services, a division of Alco. He was named Vice President of Alco in 1989. Mr. Ill is a member of the Advisory Board of Outward Bound, USA and the Board of Directors, Chairman's Council and Policy and Planning Committee of the Steel Service Center Institute.

     John R. Bartholdson has been Senior Vice President, Chief Financial Officer and Treasurer and a director of the Company since 1993. Mr. Bartholdson joined Alco Diversified Services in the fall of 1992. Prior to joining Alco Diversified Services, Mr. Bartholdson was employed for 14 years by Lukens, Inc., the last five years in the position of Senior Vice President and Chief Financial Officer. Mr. Bartholdson serves on the Board of Directors of PBHG Funds, Inc.

     Richard M. Eisenstaedt became Vice President, General Counsel and Secretary of the Company in October 1996. From 1988 to 1996, Mr. Eisenstaedt was an attorney with Alco and Unisource Worldwide, Inc. ("Unisource"), an affiliate of Alco, the last two years as General Counsel of Unisource.

     Paul T. Stimmler has been Vice President of the Company since 1993 and also served as Secretary of the Company until October 1996. From 1989 to 1993, Mr. Stimmler was Group Vice President of Alco Diversified Services, responsible for risk management, vehicle leasing, advertising, benefits administration and human resources.

     Kevin E. Kindig has been Controller of the Company since 1993. From 1985 to 1993, Mr. Kindig was employed by Lukens, Inc. in various positions, as Manufacturing Accounting Manager since 1989 and as a financial analyst from 1985 to 1989.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required regarding executive compensation is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Stockholders to be held on July 24, 1997, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required regarding security ownership is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Stockholders to be held on July 24, 1997, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required regarding certain relationships and related transactions is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Stockholders to be held on July 24, 1997, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     (a)(1) The following consolidated financial statements are included in Item 8 of this report:

                                                                                PAGE
                                                                                ----
        Triumph Group, Inc.
        Report of Ernst & Young LLP, Independent Auditors.....................   23
        Consolidated Balance Sheets as of March 31, 1996 and 1997.............   24
        Consolidated Statements of Income for the Fiscal Years Ended March 31,
          1995, 1996 and 1997.................................................   25
        Consolidated Statements of Stockholders' Equity for the Fiscal Years
          Ended March 31, 1995, 1996 and 1997.................................   26
        Consolidated Statements of Cash Flows for the Fiscal Years Ended March
          31, 1995, 1996 and 1997.............................................   27
        Notes to Consolidated Financial Statements............................   28

     (a)(2) The following financial statement schedule is included in this report:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                                         DESCRIPTION
-------   -------------------------------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation of Triumph Group, Inc.*
  3.2     Bylaws of Triumph Group, Inc.*
  4       Form of certificate evidencing Common Stock of Triumph Group, Inc.*
 10.1     Form of Employment Agreement with Richard C. Ill.*
 10.2     Form of Employment Agreement with John R. Bartholdson.*
 10.3     Credit Agreement with PNC Bank, N.A. dated July 19, 1996.*
 10.4     Guaranty of the Company to PNC Bank, N.A. dated July 19, 1996.*
 10.5     Purchase Agreement dated as of July 22, 1993 between the Company and Citicorp Venture
          Capital, Ltd.*
 10.6     Subordinated Promissory Note dated June 1, 1993 payable to MDR Corporation, as amended.*
 10.7     Stockholders Agreement dated as of July 22, 1993 among the Company, Citicorp Venture
          Capital, Ltd., World Equity Partners, L.P. and certain members of management of the
          Company, as amended on May 9, 1995.***
 10.8     Registration Agreement dated as of July 22, 1993 among the Company, Citicorp Venture
          Capital, Ltd., World Equity Partners, L.P. and certain members of management of the
          Company.*
 10.9     Warrant dated July 22, 1993 issued to World Equity Partners, L.P.*
 10.10    Warrant Agreement dated as of July 22, 1993 among the Company, Citicorp Venture
          Capital, Ltd. and World Equity Partners, L.P.*
 10.11    Asset Purchase Agreement dated as of December 31, 1995 among the Company, Triumph
          Control Systems, Inc. and Teleflex Incorporated.*
 10.12    Subordinated Promissory Note dated December 31, 1995 payable to Teleflex
          Incorporated.*
 10.13    Stock Purchase Agreement dated as of July 31, 1996 among The Triumph Group Holdings,
          Inc., Advanced Materials Technologies, Inc. and certain members of management of
          Advanced Materials Technologies, Inc.*
 10.14    Executive Securities Agreement dated July 31, 1996 between the Company and Jay
          Donkersloot, as amended.*
 10.15    Non-Competition Agreement dated July 31, 1996 between the Company and Jay
          Donkersloot.*
 10.16    Note Modification Agreement dated December 31, 1995 between the Company and MDR
          Corporation.*
 10.17    Executive Stock Agreement dated as of May 9, 1995 between the Company and John M.
          Brasch.*
 10.18    Form of 1996 Stock Option Plan.*
 10.19    Form of Executive Securities Agreement.*
 10.20    Executive Stock Agreement between the Company and Richard C. Ill.*
 10.21    Executive Stock Agreement between the Company and John R. Bartholdson.*
 10.22    Executive Stock Agreement between the Company and Paul T. Stimmler.*
 10.23    Executive Stock Agreement between the Company and Kevin E. Kindig.*
 10.24    Amendment to Subordinated Promissory Note payable to MDR Corporation dated October
          31, 1996.
 10.25    First Amendment to Credit Agreement with PNC Bank, National Association, dated
          December 31, 1996.
 10.26    Replacement Revolving Credit Note dated December 31, 1996 payable to PNC Bank,
          National Association.
 10.27    Amended and Restated Credit Agreement with PNC Bank, National Association, dated as of March 31, 1997.
 10.28    Second Replacement Revolving Credit Note dated March 31, 1997 payable to PNC Bank,
          National Association.

EXHIBIT
NUMBER                                         DESCRIPTION
-------   -------------------------------------------------------------------------------------
 11.1     Statements re: computations of per share earnings.
 21.1     Subsidiaries of Triumph Group, Inc.
 27       Financial Data Schedule.

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

** Removed as a result of being paid in full from the proceeds of the Company's initial public offering.

*** Removed as a result of being terminated upon the Company's initial public offering.

REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1997 and through June 15, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          TRIUMPH GROUP, INC.

Dated: June 23, 1997                      By:      /s/ RICHARD C. ILL
                                            ------------------------------------
                                                       Richard C. Ill
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ RICHARD C. ILL         President, Chief Executive Officer and         June 23, 1997
--------------------------       Director (Principal Executive Officer)
      Richard C. Ill

 /s/ JOHN R. BARTHOLDSON       Senior Vice President, Chief Financial         June 23, 1997
--------------------------       Officer, Treasurer and Director
   John R. Bartholdson           (Principal Financial Officer)

   /s/ KEVIN E. KINDIG         Controller (Principal Accounting Officer)      June 23, 1997
--------------------------
     Kevin E. Kindig

   /s/ RICHARD C. GOZON        Director                                       June 23, 1997
--------------------------
     Richard C. Gozon

   /s/ CLAUDE F. KRONK         Director                                       June 23, 1997
--------------------------
     Claude F. Kronk

 /s/ JOSEPH M. SILVESTRI       Director                                       June 23, 1997
--------------------------
   Joseph M. Silvestri

  /s/ MICHAEL A. DELANEY       Director                                       June 23, 1997
--------------------------
    Michael A. Delaney

                              TRIUMPH GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    ADDITIONS
                                                   BEGINNING OF   CHARGED TO    ADDITIONS (1)    BALANCE AT
                                                       YEAR        EXPENSE     (DEDUCTIONS)(2)   END OF YEAR
                                                   ------------   ----------   ---------------   -----------
For year ended March 31, 1997....................                                      36
  Allowance for doubtful accounts receivable.....       973           959            (349)          1,619
For year ended March 31, 1997....................                                      59
  Allowance for doubtful accounts receivable.....       766           243             (95)            973
For year ended March 31, 1997....................                                     107
  Allowance for doubtful accounts receivable.....       727            14             (82)            766

---------------
(1) Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Triumph Controls, Inc., Air Lab, Inc. and Advanced Materials Technologies, Inc.

(2) Deductions represent write-offs of related accounts balances.