Form 10-Q
period 1997-06-30
TRIUMPH GROUP INC /
filed 1997-08-13
CIK 1021162

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                      FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                         -----------

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

Common Stock, $0.001 Par Value 9,749,588 shares as of June 30, 1997

                                 TRIUMPH GROUP, INC.

                                        INDEX

Part I.  Financial Information                                Page Number


    Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                        1
         March 31, 1997 and June 30, 1997

         Condensed Consolidated Statements of Income                  3
         Three months ended June 30, 1996 and 1997

         Condensed Consolidated Statements of Cash Flows              4
         Three months ended June 30, 1996 and 1997

         Notes to Condensed Consolidated Financial Statements         6
         June 30, 1997

    Item 2.   Management's Discussion and Analysis of Financial       10
                  Condition and Results of  Operations.

Part II. Other Information

    Item 1.   Legal Proceedings                                       13

    Item 2.   Changes in Securities                                   13

    Item 3.   Defaults upon Senior Securities                         13

    Item 4.   Submission of Matters to a Vote of Security Holders     13

    Item 5.   Other Information                                       13

    Item 6.   Exhibits and Reports on Form 8-K                        13

Signature Page                                                        14

                              Triumph Group, Inc.
                      Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                                          JUNE 30,
                                                                                            MARCH 31,       1997
                                                                                              1997      (UNAUDITED)
                                                                                           ----------   -----------
ASSETS
Current assets:
  Cash...................................................................................   $     993   $      945
  Accounts receivable, net...............................................................      39,220       42,969
  Inventories............................................................................      54,310       62,282
  Prepaid expenses and other.............................................................       1,036          791
  Deferred income taxes..................................................................       1,795        2,007
                                                                                           -----------  ----------
Total current assets.....................................................................      97,354      108,994

Property and equipment, net..............................................................      48,349       51,310

Excess of cost over net assets acquired, net.............................................      13,516       15,097

Intangible assets, net...................................................................       9,897       11,342

Other assets.............................................................................       2,199        2,293
                                                                                           -----------  ----------
Total assets.............................................................................   $ 171,315   $  189,036
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                              Triumph Group, Inc.
                  Condensed Consolidated Balance Sheets (continued)
                             (dollars in thousands)

                                                                                                       JUNE 30,
                                                                                          MARCH 31,      1997
                                                                                            1997      (Unaudited)
                                                                                         -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................   $  20,461    $  20,253
  Accrued expenses.....................................................................      16,255       15,072
  Income taxes payable.................................................................       3,951        4,086
  Current portion of long-term debt....................................................         399          399
                                                                                         -----------  -----------
Total current liabilities..............................................................      41,066       39,810
Long-term debt, less current portion...................................................      23,993       35,512
Deferred income taxes and other........................................................      14,843       17,809

Stockholders' equity:
  Common Stock, $.001 par value, 15,000,000 shares authorized, 5,801,898 and 6,021,626
    shares issued and outstanding at March 31, 1997 and June 30, 1997, respectively....           6            6
  Class D common stock convertible, $.001 par value, 6,000,000 shares authorized,
    3,947,690 and 3,727,962 shares issued and outstanding at
    March 31, 1997 and June 30, 1997, respectively.....................................           4            4
  Capital in excess of par value.......................................................      68,479       68,479
  Retained earnings....................................................................      22,924       27,416
                                                                                         -----------  -----------
Total stockholders' equity.............................................................      91,413       95,905
Total liabilities and stockholders' equity.............................................   $ 171,315    $ 189,036
                                                                                         -----------  -----------
                                                                                         -----------  -----------


SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                 (unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                              ------------------------
                                                                                               JUNE 30,     JUNE 30,
                                                                                                 1996         1997
                                                                                              -----------  -----------
Net sales...................................................................................   $  55,184    $  71,856
Operating costs and expenses:
  Cost of products sold.....................................................................      39,146       50,757
  Selling, general, and administrative......................................................       9,433       11,027
  Depreciation and amortization.............................................................       1,258        1,872
                                                                                              -----------  -----------
                                                                                                  49,837       63,656
Operating income............................................................................       5,347        8,200
Interest expense, net.......................................................................       2,286          836
                                                                                              -----------  -----------
Income before income taxes..................................................................       3,061        7,364
Income tax expense..........................................................................       1,252        2,872
                                                                                              -----------  -----------
Net income..................................................................................   $   1,809    $   4,492
                                                                                              -----------  -----------
Net income per share........................................................................   $    0.27    $    0.43
                                                                                              -----------  -----------
                                                                                              -----------  -----------
Shares used in computing income per share...................................................       7,353       10,496
  (in thousands)                                                                              -----------  -----------
                                                                                              -----------  -----------

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                              ------------------------
                                                                                               JUNE 30,     JUNE 30,
                                                                                                 1996         1997
                                                                                              -----------  -----------
OPERATING ACTIVITIES
Net income..................................................................................   $   1,809    $   4,492
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.............................................................       1,258        1,872
  Other amortization included in interest expense...........................................          87           34
  Provision for doubtful receivables........................................................         487           45
  Provision for deferred income taxes.......................................................        (178)         637
  Interest on subordinated promissory note and junior subordinated promissory notes paid by
    issuance of additional notes............................................................         626          156
  Compensation in stock options issued to employee..........................................          80           --
  Changes in operating assets and liabilities, net of acquisitions of businesses:
    Accounts receivable.....................................................................      (2,893)      (3,261)
    Inventories.............................................................................      (3,197)      (7,231)
    Prepaid expenses and other current assets...............................................           8          247
    Accounts payable, accrued expenses, and accrued income taxes payable....................      (4,265)      (2,677)
    Other...................................................................................        (592)         242
                                                                                              -----------  -----------
Net cash used in operating activities.......................................................      (6,770)      (5,444)

INVESTING ACTIVITIES
Capital expenditures, net...................................................................        (876)      (3,866)
Proceeds from sale of property and equipment of discontinued operation......................      25,550           --
Cost of businesses acquired, net of cash acquired...........................................          --       (2,101)
                                                                                              -----------  -----------
Net cash provided by (used in) investing activities.........................................      24,674       (5,967)

                              Triumph Group, Inc.
               Condensed Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                             -----------------------
                                                                                              JUNE 30,    JUNE 30,
                                                                                                1996        1997
                                                                                             ----------  -----------
FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility, excluding refinancing................  $  (13,050)      6,366
Purchase of treasury stock.................................................................         (85)         --
Proceeds from issuance of long-term debt...................................................          40       5,000
Payments of long-term debt.................................................................      (4,918)         (3)
                                                                                             ----------  -----------
Net cash (used in) provided by financing activities........................................     (18,013)     11,363
                                                                                             ----------  -----------
Decrease in cash...........................................................................        (109)        (48)
Cash at beginning of period................................................................         539         993
                                                                                             ----------  -----------
Cash at end of period......................................................................  $      430   $     945
                                                                                             ----------  -----------
                                                                                             ----------  -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of liabilities related to acquisition...........................................  $       --   $   1,305
Covenant not to compete contract liability related to acquisition..........................          --       1,800
Redeemable preferred stock issued in lieu of cash dividend payments and accretion to face
  value....................................................................................         202          --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes.................................................................  $    1,054   $   2,146
Cash paid for interest.....................................................................       1,781         588

SEE ACCOMPANYING NOTES.

                                Triumph Group, Inc.
                Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except per share data)
                                    (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

The Company's income per share and share data in the financial statements have been retroactively restated to reflect the effect of the 65-for-1 stock split declared in connection with the initial public offering by the Company of its common stock in October 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company's aviation segment designs, engineers, manufactures, or repairs and overhauls aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. The Company's metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container, farm equipment, and office furniture industries, primarily within North America.

EARNINGS PER SHARE

Earnings per share for the periods presented is computed using the weighted average number of shares of common stock outstanding after giving effect to the 65-for-one stock split effected in conjunction with the Company's initial public offering. In addition, common share equivalents such as warrants and options are included in the computation.

                            Triumph Group, Inc.
       Notes to Condensed Consolidated Financial Statements (continued)
                   (dollars in thousands, except per share data)
                                (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Under this method, primary income per share (referred to as Basic EPS) for the three months ended June 30, 1996 and 1997 would have been $0.30 and $0.46 respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for those years is not expected to be material.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACQUISITION

On April 30, 1997, the Company acquired substantially all of the assets of
J. D. Chapdelaine Co. ("JDC") based in Ft. Lauderdale, Florida for an aggregate purchase price of $5.2 million. The purchase price includes cash paid at closing, a long-term liability related to a covenant not-to-compete contract, the assumption of certain liabilities and direct costs of the acquisition.
JDC specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. The acquisition was accounted for under the purchase method, and the purchase price was allocated to the assets based on their estimated fair values, with any excess recorded as cost over net assets acquired. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisition. The acquisition was funded through the Company's long-term borrowings.

                              Triumph Group, Inc.
               Notes to Condensed Consolidated Financial Statements (continued)
                     (dollars in thousands, except per share data)
                                  (Unaudited)



4. INVENTORIES

The components of inventories are as follows:

                                                      MARCH 31,    JUNE 30,
                                                         1997        1997
                                                      ---------    --------

Raw materials......................................     $15,863    $22,098
Work-in-process....................................      17,295     16,892
Finished goods.....................................      21,694     23,834
                                                        -------   --------
Total inventories at current FIFO cost.............      54,852     62,824

Less allowance to reduce certain current
  FIFO costs to LIFO basis.........................         542        542
                                                        --------  --------
Total inventories..................................     $54,310    $62,282
                                                        --------  --------
                                                        --------  --------

Approximately 12% and 15% of the inventory is valued using the LIFO method at March 31, 1997 and June 30, 1997, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                      MARCH 31,    JUNE 30,
                                                         1997        1997
                                                      ----------   --------
Revolving credit facility..........................     $ 8,707     $15,073
Subordinated promissory notes......................      14,246      14,394
Junior subordinated promissory notes...............         407         415
Other debt and capital lease obligations...........       1,032       6,029
                                                        --------   --------
                                                         24,392      35,911

Less current portion                                        399         399
                                                        --------   --------
                                                        $23,993     $35,512
                                                        --------   --------
                                                        --------   --------

On May 5, 1997 the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate.

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

7.  SUBSEQUENT EVENTS

On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based facility, Air Lab, Inc., to Sextant Avionique, Inc. for approximately $5.8 million in cash and the assumption by the purchaser of certain liabilities. For the three months ended June 30, 1996 and 1997, Air Lab had net sales of $1,279 and $1,590, respectively, and operating income of $120 and $192, respectively.

In July, 1997, the Company entered into a $10 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July 1998 and may be continued or renewed at that time.

                      Management's Discussion And Analysis of
                   Financial Condition and Results of Operations

Result of Operations

Revenues for the three month period ended June 30, 1997 increased 30.2% to $71.9 million from $55.2 million for the three month period ended June 30, 1996. The increase in revenue reflects the aviation group's acquisitions of Advanced Materials Technologies, Inc. ("AMTI") and J. D. Chapdelaine Co. ("JDC"), accounting for $8.1 million of the increase for the three months ended June 30, 1997. The remaining operating divisions and subsidiaries in the aviation group experienced a 14.8% increase for the three months ended June 30, 1997 due to higher activity in the repair and overhaul markets and increased orders from OEMs. The increase in total revenue was aided by the metals group which experienced a sales increase of 17.0% in the three months ended June 30, 1997. Approximately 10.0% of this increase was due to price/mix improvements, while 7.0% of such increase was due to increased volume.

Cost of goods sold for the three month period ended June 30, 1997 was 70.6% of sales compared to 70.9% for the three month period ended June 30, 1996. The improvement was primarily related to the inclusion of the aviation group's acquisitions of AMTI and JDC.

Selling, general and administrative expenses for the three month period ended June 30, 1997 increased $1.6 million to $11.0 million from $9.4 million for the three month period ended June 30, 1996. The increase was primarily related to the inclusion of the aviation group's acquisitions of AMTI and JDC, accounting for $1.3 million of such increases. The remaining increase is associated with the higher sales activity level generated by the aviation group.

Depreciation and amortization for the three month period ended June 30, 1997 increased $0.6 million to $1.9 million from $1.3 million for the three month period ended June 30, 1996. The increase is primarily attributable to the depreciation and amortization on the increased asset base related to the inclusion of the aviation group's acquisitions of AMTI and JDC.

Operating income as a percentage of sales increased from 9.7% for the three month period ended June 30, 1996 to 11.4% for the three month period ended June 30, 1997. The improvement in operating income was primarily due to the contributions of the aviation group's acquisitions, accounting for $1.4 million of the increase and $1.0 million improvement in the Metals Group operating margins for the three month period ended June 30, 1997. Existing operating divisions and subsidiaries in the aviation group accounted for $0.3 million of the improvement.

Interest expense of $0.8 million for the three months ended June 30, 1997 represents a $1.5 million decrease from the three month period ended June 30, 1996. This decrease was primarily due to reduced debt levels associated with the application of the proceeds from the initial public offering of the Company's common stock, partially offset by the acquisitions of AMTI and JDC, the cash portions of which were financed by borrowings under the Company's credit agreement.

Liquidity and Capital Resources

The Company's working capital needs are generally funded through cash flows from operations and the credit agreement. The Company used approximately $5.4 million of cash flows from operating activities, principally for working capital requirements, for the three months ended June 30, 1997. The Company used approximately $6.0 million in investing activities, while providing $11.4 million in financing activities for the three months ended June 30, 1997. As of June 30, 1997, $68.8 million was available under the $85.0 million revolving credit facility ("Credit Facility").

On May 5, 1997 the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate.

In July, 1997, the Company entered into a $10 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July, 1998 and may be continued or renewed at that time

Capital expenditures were approximately $3.9 million for the three months ended June 30, 1997 primarily for manufacturing machinery and equipment for The Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility and from the proceeds from the Bonds. The Company expects capital expenditures to be approximately $11.0 million for its fiscal year ending March 31, 1998. Of this amount, approximately $2.0 million is expected to be used to expand capacity at the Company's stretch forming operations and the remainder will be used for upgrades of information systems, machinery and equipment, primarily for the Aviation Group.

On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based facility, Air Lab, Inc., to Sextant Avionique, Inc. for approximately $5.8 million in cash and the assumption by the purchaser of certain liabilities. For the three months ended June 30, 1996 and 1997, Air Lab had net sales of $1,279 and $1,590, respectively, and operating income of $120 and $192, respectively.

On April 30, 1997, the Company purchased substantially all of the assets of JDC in a cash transaction. The transaction was funded by borrowings under the Credit Facility. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. The cash purchase price was approximately $2.1 million.

The Company believes that cash generated by operations, borrowings under the Credit Facility, and proceeds from the Bonds will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates with some in the later stages of negotiation and two under letter of intent. In the event that more than one of these were successfully purchased, the availability under the Credit Facility might be fully utilized and additional cash requirements might have to be sourced. Given the Company's operating results and the earnings potential of the acquisitions, various capital sources should be receptive to fund the additional requirements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's registration statement on Form S-1 filed with Securities and Exchange Commission and the Company's Annual Report on Form 10-K, for the year ended March 31, 1997, filed with the SEC in June 1997.

                                 TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

              Not applicable

    Item 2.   Changes in Securities

              Not applicable

    Item 3.   Defaults upon Senior Securities

              Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

             (11) Statement re: computation of earnings per share
             (27) Financial Data Schedule

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

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

                                           Triumph Group, Inc.
                             ------------------------------------------------
                                             (Registrant)

                             /s/ Richard C. III
                             ------------------------------------------------
                             Richard C. III, President & CEO

                             /s/ John R. Bartholdson
                             ------------------------------------------------
                             John R. Bartholdson, Senior Vice President & CFO
                                  (Principal Financial Officer)


                             /s/ Kevin E. Kindig
                             ------------------------------------------------
                             Kevin E. Kindig, Controller
                                  (Principal Accounting Officer)




Dated:  August 13, 1997