Form 10-Q
period 1997-09-30
TRIUMPH GROUP INC /
filed 1997-11-04
CIK 1021162

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Period Ended September 30, 1997

                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From _______ to _______

Commission File Number: 1-12235

                              TRIUMPH GROUP, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   51-0347963
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     1255 Drummers Lane, Suite 200
               Wayne, PA                                      19087-1565
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

                                (610) 975-0420
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 Par Value, 9,749,588 shares as of September 30, 1997

                              TRIUMPH GROUP, INC.

                                     INDEX


Part I. Financial Information                                      Page Number
                                                                   -----------

  Item 1. Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets
    March 31, 1997 and September 30, 1997.......................        1

    Condensed Consolidated Statements of Income
    Three months ended September 30, 1996 and 1997;
    Six months ended September 30, 1996 and 1997................        3

    Condensed Consolidated Statements of Cash Flows
    Six months ended September 30, 1996 and 1997................        4

    Notes to Condensed Consolidated Financial Statements
    September 30, 1997..........................................        6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................       11

Part II. Other Information

  Item 1. Legal Proceedings.....................................       15

  Item 2. Changes in Securities.................................       15

  Item 3. Defaults upon Senior Securities.......................       15

  Item 4. Submission of Matters to a Vote of Security Holders...       15

  Item 5. Other Information.....................................       16

  Item 6. Exhibits and Reports on Form 8-K......................       16

Signature Page..................................................       17

                             Triumph Group, Inc.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                      SEPTEMBER 30,
                                                                        MARCH 31,         1997
                                                                          1997         (UNAUDITED)
                                                                       -----------  ----------------
ASSETS
Current assets:
 Cash................................................................   $     993       $   5,458
 Accounts receivable, net............................................      39,220          48,101
 Inventories.........................................................      54,310          68,607
 Prepaid expenses and other..........................................       1,036           1,780
 Deferred income taxes...............................................       1,795           3,793
                                                                       -----------      ---------
Total current assets.................................................      97,354         127,739

Property and equipment, net..........................................      48,349          65,852

Excess of cost over net assets acquired, net.........................      13,516          35,087

Intangible assets and other, net.....................................      12,096          12,843
                                                                       -----------      ---------
Total assets.........................................................   $ 171,315       $ 241,521
                                                                       -----------      ---------
                                                                       -----------      ---------

                              Triumph Group, Inc.
              Condensed Consolidated Balance Sheets (continued)
                (dollars in thousands, except per share data)

                                                                                                  SEPTEMBER 30,
                                                                                     MARCH 31,         1997
                                                                                       1997        (UNAUDITED)
                                                                                    -----------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................   $  20,461      $   25,810
 Accrued expenses..................................................................      16,255          17,195
 Income taxes payable..............................................................       3,951           3,106
 Current portion of long-term debt.................................................         399             335
                                                                                     -----------       --------
Total current liabilities..........................................................      41,066          46,446

Long-term debt, less current portion...............................................      23,993          66,405
Deferred income taxes and other....................................................      14,843          26,460

Stockholders' equity:
 Common Stock, $.001 par value, 15,000,000 shares authorized, 5,801,898 and
  6,021,626 shares issued and outstanding at March 31, 1997 and September 30,
  1997, respectively...............................................................           6               6
 Class D common stock convertible, $.001 par value, 6,000,000 shares authorized,
  3,947,690 and 3,727,962 shares issued and outstanding at March 31, 1997 and
  September 30, 1997, respectively.................................................           4               4
Capital in excess of par value.....................................................      68,479          68,479
Retained earnings..................................................................      22,924          33,721
                                                                                     -----------       --------
Total stockholders' equity.........................................................      91,413         102,210

Total liabilities and stockholders' equity.........................................   $ 171,315      $  241,521
                                                                                     -----------       --------
                                                                                     -----------       --------

SEE ACCOMPANYING NOTES.

                             Triumph Group, Inc.
           Condensed Consolidated Statements of Income (continued)
                (dollars in thousands, except per share data)
                                  (unaudited)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1996       1997       1996       1997
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  63,916  $  75,146   $119,100   $147,002
Operating costs and expenses (income):
  Cost of products sold...............................................     45,540     53,013     84,686    103,770
  Selling, general, andadministrative.................................     10,278     11,001     19,711     22,028
  Depreciation and amortization.......................................      1,597      2,003      2,855      3,875
  Gain on sale of assets..............................................         --     (1,250)        --     (1,250)
                                                                        ---------  ---------  ---------  ---------
                                                                           57,415     64,767    107,252    128,423

Operating income......................................................      6,501     10,379     11,848     18,579
Interest expense, net.................................................      2,118      1,043      4,404      1,879
                                                                        ---------  ---------  ---------  ---------
Income before income taxes and extraordinary item.....................      4,383      9,336      7,444     16,700
Income tax expense....................................................      1,753      3,641      3,005      6,513
                                                                        ---------  ---------  ---------  ---------
Income before extraordinary item......................................      2,630      5,695      4,439     10,187
Extraordinary (loss) gain, net of income taxes.........................    (1,478)       610     (1,478)       610
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   1,152  $   6,305  $   2,961  $  10,797
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Income before extraordinary item per share............................  $    0.38  $    0.54  $    0.65  $    0.97
Extraordinary (loss) gain, net of income taxes per share..............      (0.20)      0.06      (0.20)      0.06
                                                                        ---------  ---------  ---------  ---------
Net income per share..................................................  $    0.18  $    0.60  $    0.45  $    1.03
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in computing income per share.............................      7,388     10,508      7,386     10,508
 (in thousands)                                                         ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

SEE ACCOMPANYING NOTES.

                             Triumph Group, Inc.
           Condensed Consolidated Statements of Cash Flows (continued)
                            (dollars in thousands)
                                  (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                ----------------------------------
                                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      1996              1997
                                                                                ----------------  ----------------
OPERATING ACTIVITIES
Net income....................................................................     $    2,961        $   10,797
Adjustments to reconcile net income to net cash used in operating activities:
 Gain on sale of assets.......................................................             --            (1,250)
 Gain on extinguishment of debt...............................................             --            (1,000)
 Depreciation and amortization................................................          2,855             3,875
 Other amortization included in interest expense..............................            139                68
 Provision for doubtful receivables...........................................            279                17
 Provision for deferred income taxes..........................................            120               802
 Interest on subordinated promissory note and junior subordinated promissory
  notes paid by issuance of additional notes..................................          1,124               380
 Write-off of deferred financing costs........................................            923                --
 Compensation in stock options issued to employee.............................             80                --
 Changes in operating assets and liabilities, net of acquisitions of businesses:
   Accounts receivable........................................................         (6,407)           (5,963)
   Inventories................................................................         (6,199)          (10,421)
   Prepaid expenses and other current assets..................................           (822)             (620)
   Accounts payable, accrued expenses, and accrued income taxes payable.......         (2,033)              233
   Other......................................................................         (1,784)             (681)
                                                                                     ---------          --------

 Net cash used in operating activities........................................         (8,764)           (3,763)

INVESTING ACTIVITIES
Capital expenditures, net.....................................................         (1,999)           (7,385)
Proceeds from sale of property and equipment of discontinued operation........         27,350                --
Proceeds from sale of company.................................................             --             5,861
Cost of businesses acquired, net of cash acquired.............................         (7,950)          (33,458)
                                                                                     ---------          --------
Net cash provided by (used in) investing activities...........................         17,401           (34,982)

                             Triumph Group, Inc.
           Condensed Consolidated Statements of Cash Flows (continued)
                            (dollars in thousands)
                                  (unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                ----------------------------------
                                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      1996              1997
                                                                                ----------------  ----------------
FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility, excluding refinancing...     $   (2,801)       $   45,306
Purchase of treasury stock....................................................            (10)           --
Proceeds from issuance of long-term debt......................................         54,065             5,000
Retirement of long-term debt..................................................        (54,366)           (7,000)
Payments of long-term debt....................................................         (4,936)              (96)
Payment of deferred financing costs...........................................           (510)           --
                                                                                      -------           -------
Net cash (used in) provided by financing activities...........................         (8,558)           43,210
                                                                                      -------           -------

Increase in cash..............................................................             79             4,465
Cash at beginning of period...................................................            539               993
                                                                                      -------           -------
Cash at end of period.........................................................     $      618        $    5,458
                                                                                      -------           -------
                                                                                      -------           -------
NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of liabilities related to acquisition..............................     $   10,386        $   12,199
Covenant not to compete contract liability related to acquisition.............          2,800             1,800
Redeemable preferred stock issued in lieu of cash dividend payments and
  accretion to face value.....................................................            410            --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes....................................................     $    3,448        $    6,932
Cash paid for interest........................................................          3,872             1,609

SEE ACCOMPANYING NOTES

                             Triumph Group, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

    The Company's income per share and share data in the financial statements have been retroactively restated to reflect the effect of the 65-for-one stock split declared in connection with the initial public offering by the Company of its common stock in October 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    The Company's aviation segment designs, engineers, manufactures, repairs and overhauls aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. The Company's metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container, farm equipment, and office furniture industries, primarily within North America.

EARNINGS PER SHARE

    Earnings per share for the periods presented is computed using the weighted average number of shares of common stock outstanding after giving effect to the 65-for-one stock split effected in conjunction with the Company's initial public offering. In addition, common share equivalents such as warrants and options are included in the computation.

                             Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Under this method, primary income before extraordinary items per share (referred to as Basic EPS) for the three and six month periods ended September 30, 1996 and 1997 would have been $.42 and $.58 and $.72 and $1.04, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for those years is not expected to be material.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements are expected to have no material effect on the Company's results of operations, financial condition, capital resources or liquidity.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACQUISITIONS

    On September 1, 1997, the Company acquired all of the outstanding stock of Hydro-Mill Company ("Hydro-Mill"), based in Chatsworth, California for an aggregate purchase price of approximately $42.2 million. The purchase price includes cash paid at closing, a note to the former owner, the assumption of certain liabilities, and direct costs of the acquisition. Hydro-Mill manufactures precision machined structural parts and assemblies for the aerospace industry. The excess of the purchase price over net assets acquired of $20.2 million was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

    As of April 30, 1997, the Company acquired substantially all of the assets of J. D. Chapdelaine Co. ("JDC"), based in Ft. Lauderdale, Florida for an aggregate purchase price of approximately $5.2 million. The purchase price includes cash paid at closing, a long-term liability related to a covenant not-to-compete contract, the assumption of certain liabilities and direct costs of the acquisition. JDC specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. The excess of the purchase price over net assets acquired of $1.7 million was recorded as excess of cost over net assets acquired and is being amortized over twenty-five years on a straight-line basis.

    These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisitions. The acquisitions were funded through the Company's long-term borrowings.

                             Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)

    The following unaudited pro forma information has been prepared assuming the purchases of Hydro-Mill and JDC had taken place on April 1, 1996:

                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------
                                                       1996                   1997
                                               ---------------------  ---------------------
                                               (dollars in thousands, except per share data)
Net Sales....................................      $  143,659             $  158,432
Income before extraordinary item.............           5,840                 10,565
Income before extraordinary item per share...            0.84                   1.01
Net income...................................           4,362                 11,175
Net income per share.........................            0.64                   1.06

    The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property, plant and equipment acquired, and the amortization of the intangible assets arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 1996.

4. DIVESTITURE

    On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based division, Air Lab, to Sextant Avionique, Inc. for approximately $5.9 million in cash and the assumption by the purchaser of certain liabilities. The reported results for the three and six months ended September 30, 1997 include the gain of $1.3 million on the sale of the Air Lab assets. For the six months ended September 30, 1996 and 1997, Air Lab had net sales of $2.6 million and $2.1 million, respectively, and operating income of $0.3 million and $0.2 million, respectively.

5. INVENTORIES

    The components of inventories are as follows:

                                                      MARCH 31,    SEPTEMBER 30,
                                                        1997            1997
                                                     -----------  --------------
                                                        (dollars in thousands)
Raw materials......................................   $  15,863      $   23,815
Work-in-process....................................      17,295          22,645
Finished goods.....................................      21,694          22,689
                                                     -----------        -------
Total inventories at current FIFO cost.............      54,852          69,149

Less allowance to reduce certain current
  FIFO costs to LIFO basis.........................         542             542
                                                     -----------        -------
Total inventories..................................   $  54,310      $   68,607
                                                     -----------        -------
                                                     -----------        -------

Approximately 12% and 16% of the inventory is valued using the LIFO method at March 31, 1997 and September 30, 1997, respectively.

                             Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)


6. LONG-TERM DEBT

    Long-Term debt consists of the following:


                                                      MARCH 31,   SEPTEMBER 30,
                                                        1997          1997
                                                     -----------  -------------
                                                       (dollars in thousands)
Revolving credit facility..........................   $   8,707     $  54,013
Subordinated promissory notes......................      14,246         6,607
Junior subordinated promissory notes...............         407           426
Other debt and capital lease obligations...........       1,032         5,694
                                                     -----------  -------------
                                                         24,392        66,740

Less current portion...............................         399           335
                                                     -----------  -------------

                                                      $  23,993     $  66,405
                                                     -----------  -------------
                                                     -----------  -------------

    On September 15, 1997, the Company retired the remaining $8 million subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provided for a $1 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7 million was funded by the Company's long-term borrowings under its revolving credit facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million, net of income taxes of $0.4 million.

    In July 1997, the Company entered into a $10 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July 1998 and may be continued or renewed at that time.

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

7. COMMITMENTS AND CONTINGENCIES

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

                             Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)

8. SUBSEQUENT EVENTS

    On October 24, 1997, the Company amended its existing credit agreement with its lenders to provide for an additional $40 million in borrowing capacity. The amended credit agreement increases the revolving credit facility to $125 million. The amended agreement is similar in form and substance to the $85 million credit agreement dated March 31, 1997.

    On October 29, 1997, the Company acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper"). The transaction was funded by borrowings under the Credit Facility. Stolper fabricates sheet metal from high temperature alloys, which is used primarily in the hot section of jet engines. Stolper also provides repair and overhaul services to aerospace end-users. Stolper operates facilities in Brookfield, Wisconsin and Phoenix, Arizona. The cash portion of the purchase price was approximately $33.6 million.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

RESULT OF OPERATIONS

    Net sales for the three month period ended September 30, 1997 increased 17.6% to $75.1 million from $63.9 million for the three month period ended September 30, 1996. Net sales for the six month period ended September 30, 1997 increased 23.4% to $147.0 million from $119.1 million for the six month period ended September 30, 1996. The Aviation Group's sales increased 31.4% to $53.9 million from $41.0 million for the three months ended September 30, 1997 and increased 34.2% to $102.8 million from $76.6 million for the six months ended September 30, 1997. This increase in net sales reflects the Aviation Group's acquisitions of Advanced Materials Technologies, Inc. ("AMTI"), JDC Company ("JDC") and Hydro-Mill Co. ("Hydro-Mill"). The increase was primarily due to the inclusion of an aggregate of $11.8 million and $4.5 million in net sales for the three months ended September 30, 1997 and 1996, respectively. The increase for the six months ended September 30, 1997 was primarily due to the inclusion of an aggregate of $19.9 million and $4.5 million in net sales for the six months ended September 30, 1997 and 1996, respectively for AMTI, JDC and Hydro-Mill. The remaining operating divisions and subsidiaries in the Aviation Group experienced a 17.9% and 16.2% increase in net sales over the three and six months ended September 30, 1996, respectively. The increase in the Aviation Group was due to increased demand for overhaul and repair services from the commercial airlines and air cargo carriers, as well as increased orders of aircraft components from OEMs. Net sales for the three month period ended September 30, 1997 in the Metals Group decreased 7.2% to $21.2 million from $22.9 million for the three month period ended September 30, 1996. Net sales for the six month period ended September 30, 1997 in the Metals Group increased 4.0% to $44.2 million from $42.5 million for the six month period ended September 30, 1996. The increase in the Metals Group was primarily due to increased volume over the prior year.

    Cost of goods sold for the three month period ended September 30, 1997 was 70.5% of sales compared to 71.2% for the three month period ended September 30, 1996. The increase was primarily due to the inclusion of an aggregate of $7.0 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively, in cost of products sold associated with the net sales generated by AMTI, JDC and Hydro-Mill. Cost of goods sold for the six month period ended September 30, 1997 was 70.6% compared to 71.1% for the six month period ended September 30, 1996. The increase was primarily due to the inclusion of an aggregate of $12.0 million and $1.9 million for the six months ended September 30, 1997 and 1996, respectively, in cost of products sold associated with the net sales generated by AMTI, JDC and Hydro-Mill.

    Gross profit increased by $8.8 million, or 25.6%, to $43.2 million for the six months ended September 30, 1997 from $34.4 million for the six months ended September 30, 1996. Of this increase, $5.4 million was a result of the inclusion of gross profit on the net sales generated by AMTI, JDC and Hydro-Mill. As a percentage of net sales, gross profit was 29.4% and 28.9% for the six months ended September 30, 1997 and 1996, respectively.

    Selling, general and administrative expenses for the three month period ended September 30, 1997 increased $0.7 million to $11.0 million from $10.3 million for the three month period ended September 30, 1996. The increase was primarily due to the inclusion of an aggregate of $1.5 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively, in selling, general and administrative expenses of AMTI, JDC and Hydro-Mill. For the six month period ended September 30, 1997 these expenses increased $2.3 million to $22.0 million from $19.7 million for the six months ended September 30, 1996. The increase was primarily due to the inclusion of an aggregate of $2.8 million and $1.2 million for the six months ended September 30, 1997 and 1996, respectively, in selling, general and administrative expenses of AMTI, JDC and Hydro-Mill. The remaining increase is associated with the higher sales activity level generated by the Aviation Group.


    Depreciation and amortization for the three month period ended September 30, 1997 increased $0.4 million to $2.0 million from $1.6 million for the three month period ended September 30, 1996. Depreciation and amortization for the six month period ended September 30, 1997 increased $1.0 million to $3.9 million from $2.9 million for the six month period ended September 30, 1997. The increase is primarily attributable to the depreciation and amortization on the increased asset base related to the inclusion of the Aviation Group's acquisitions of AMTI, JDC and Hydro-Mill.

    Operating income as a percentage of sales increased from 10.2% for the three month period ended September 30, 1996 to 13.8% for the three month period ended September 30, 1997. The increase was primarily due to the inclusion of an aggregate of $2.6 million and $1.0 million in operating income for AMTI, JDC and Hydro-Mill for the three months ended September 30, 1997 and 1996, respectively, accounting for $1.6 million of the increase. The remaining increase was related to a $1.3 million gain on the sale of Air Lab, and a $1.1 million, or 19.5%, improvement in operating income of the other operating divisions and subsidiaries in the Aviation Group. Similarly, operating income as a percentage of sales increased from 9.9% for the six month period ended September 30, 1996 to 12.6% for the six month period ended September 30, 1997.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


    The increase for the six months ended September 30, 1997 was primarily due to the inclusion of an aggregate of $4.0 million and $1.0 million in operating income for AMTI, JDC and Hydro-Mill for the six months ended September 30, 1997 and 1996, respectively. The remaining increase was related to a $1.3 million gain on the sale of Air Lab, a $1.3 million, or 11.9%, improvement in the operating income of the remaining operating divisions and subsidiaries in the Aviation Group and $1.3 million improvement in the operating income of the Metals Group.

    Interest expense of $1.0 million for the three months ended September 30, 1997 represents a $1.1 million decrease from the three month period ended September 30, 1996. For the six month period ended September 30,1997 interest expense decreased $2.5 million to $1.9 million. This decrease from the prior year was primarily due to reduced debt levels associated with the application of the proceeds from the initial public offering of the Company's common stock and proceeds from the sale of Air Lab, which was partially offset by the acquisitions of AMTI, JDC and Hydro-Mill, the cash portions of which were financed by borrowings under the Credit Agreement.

    An extraordinary gain for the three and six months ended September 30, 1997 of $0.6 million (net of tax of $0.4 million) relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). An extraordinary loss for the three and six months ended September 30, 1996 relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company used approximately $3.8 million of cash flows from operating activities, principally for working capital requirements, for the six months ended September 30, 1997. The Company used approximately $35.0 million in investing activities, while providing $43.2 million in financing activities for the six months ended September 30, 1997. As of September 30, 1997, $29.7 million was available under the $85.0 million revolving credit facility (the "Credit Facility"). On October 24, 1997, the Company amended the Credit Facility, increasing it to $125.0 million from $85.0 million. The Credit Facility matures on March 31, 2002 and bears interest, at the option of the Company, at the fluctuating prime rate or LIBOR, plus applicable points. On September 30, 1997, an aggregate amount of approximately $54.0 million was outstanding under the Credit Facility, $50.0 million of which was accruing interest at LIBOR (plus applicable basis points) of 6.1875% per annum, and $4.0 million of which was accruing interest at the prime rate of 8.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

    On September 15, 1997, the Company retired the remaining $8 million subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provided for a $1 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7 million was funded by the Company's long-term borrowings under its revolving credit facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million, net of income taxes of $0.4 million.

    In July 1997, the Company entered into a $10 million discretionary line of credit (the "Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July 1998 and may be continued or renewed at that time.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

    Capital expenditures were approximately $7.4 million for the six months ended September 30, 1997 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility and from the proceeds from the Bonds. The Company expects capital expenditures to be approximately $15.0 million for its fiscal year ending March 31, 1998. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

    On October 29, 1997, the Company acquired all of the outstanding stock of Stolper-Fabralloy Company ("Stolper"). The transaction was funded by borrowings under the Credit Facility. Stolper fabricates sheet metal from high temperature alloys, which is used primarily in the hot section of jet engines. Stolper also provides repair and overhaul services to aerospace end-users. Stolper operates facilities in Brookfield, Wisconsin and Phoenix, Arizona. The cash portion of the purchase price was approximately $33.6 million.

    On September 1, 1997, the Company acquired all of the outstanding stock of Hydro-Mill in a cash transaction. The transaction was funded by borrowings under the Credit Facility. Hydro-Mill, based in Chatsworth, California, specializes in the manufacture of precision machined structural parts and assemblies for the aerospace industry. The cash purchase price was approximately $31.5 million.

    On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based division, Air Lab, to Sextant Avionique, Inc. for approximately $5.9 million in cash and the assumption by the purchaser of certain liabilities. In connection with the sale of AirLab, the Company and Sextant entered into a five-year marketing and service agreement pursuant to which A. Biederman, a division of the Company, will serve as an authorized warranty and non-warranty repair station for certain products of Sextant and as an authorized distributor for spare parts of Sextant. The Company believes that such marketing and service agreement will enhance customer service and increase its market share in instrument repair and distribution.

    As of April 30, 1997, the Company acquired substantially all of the assets of JDC in a cash transaction. The transaction was funded by borrowings under the Credit Facility. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. The cash purchase price was approximately $2.1 million.

    On October 27, 1997, the Company announced its intention to file a registration statement in early November with the Securities and Exchange Commission to offer up to 2.0 million additional shares of common stock. The proceeds of the offering will be used to repay indebtedness.

    The Company believes that cash generated by operations, borrowings under the Credit Facility, and proceeds from the Bonds will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions were successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon currently available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's registration statement on Form S-1 filed with Securities and Exchange Commission in October 1996 and the Company's Annual Report on Form 10-K for the year ended March 31, 1997, filed with the SEC in June 1997.

PART II.  Other Information

  ITEM 1. LEGAL PROCEEDINGS

    NOT APPLICABLE

  ITEM 2. CHANGES IN SECURITIES

    NOT APPLICABLE

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NOT APPLICABLE

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on July 24, 1997. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

    1. Election of six persons to the Company's Board of Directors to serve until the 1998 Annual Meeting of Stockholders and until their successors are elected and qualified.


        Richard C. Ill:
        --------------

        5,352,360 Affirmative

           96,874 Withheld

        John R. Bartholdson:
        -------------------

        5,352,360 Affirmative

           96,874 Withheld

        Richard C. Gozon:
        ----------------

        5,352,360 Affirmative

           96,874 Withheld

        Claude F. Kronk:
        ---------------

        5,352,360 Affirmative

           96,874 Withheld

        Joseph M. Silvestri :
        -------------------
        5,207,369 Affirmative

          241,865 Withheld

        Michael A. Delaney :
        ------------------
        5,352,360 Affirmative

           96,874 Withheld

    2. Ratification of the selection Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending March 31, 1998.

        9,161,969 Affirmative

           15,227 Negative

ITEM 5. OTHER INFORMATION

        On October 29, 1997, the Company acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper"). The transaction was funded by borrowings under the Credit Facility. Stolper fabricates sheet metal from high temperature alloys, which is used primarily in the hot section of jet engines. Stolper also provides repair and overhaul services to aerospace end-users. Stolper operates facilities in Brookfield, Wisconsin and Phoenix, Arizona. The cash portion of the purchase price was approximately $33.6 million.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits

             (10.1) Stolper-Fabralloy Company, LLC Stock Purchase Agreement

             (10.2) First Amendment to Credit Agreement

             (11)   Statement re: computation of earnings per share

             (27)   Financial Data Schedule

        B.   Reports on Form 8-K

             Form 8-K filed on September 15, 1997.

               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Triumph Group, Inc.
                     ----------------------------------
                     (Registrant)

                     /s/ Richard C. Ill
                     ----------------------------------
                     Richard C. Ill, President & CEO

                     /s/ John R. Bartholdson
                     ----------------------------------
                     John R. Bartholdson, Senior Vice President & CFO
                       (Principal Financial Officer)

                     /s/ Kevin E. Kindig
                     ----------------------------------
                     Kevin E. Kindig, Controller
                       (Principal Accounting Officer)




Dated: November 4, 1997