Form 10-Q
period 1997-12-31
TRIUMPH GROUP INC /
filed 1998-02-17
CIK 1021162

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Period Ended December 31, 1997.

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From           to
                                               ---------    ------------

Commission File Number: 1-12235
                        -------

                              TRIUMPH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                51-0347963
-------------------------------      -------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporated or organization)

        1255 Drummers Lane, Suite 200
                  Wayne, PA                          19087-1565
----------------------------------------     -----------------------------
(Address of principal executive offices)           (Zip Code)


                        (610) 975-0420
------------------------------------------------------------------
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

Common Stock, $0.001 Par Value 11,894,896 shares as of December 31, 1997

                              TRIUMPH GROUP, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                                             PAGE NUMBER
                                                                                            -------------
 Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets
   March 31, 1997 and December 31, 1997........................................................    1

   Condensed Consolidated Statements of Income
   Three months ended December 31, 1996 and 1997;
   Nine months ended December 31, 1996 and 1997.................................................   3

   Condensed Consolidated Statements of Cash Flows
   Nine months ended December 31, 1996 and 1997.................................................   4

   Notes to Condensed Consolidated Financial Statements
   December 31, 1997............................................................................   6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................................  12

Part II. Other Information

  Item 1. Legal Proceedings.....................................................................  17

  Item 2. Changes in Securities.................................................................  17

  Item 3. Defaults upon Senior Securities.......................................................  17

  Item 4. Submission of Matters to a Vote of Security Holders...................................  17

  Item 5. Other Information.....................................................................  17

  Item 6. Exhibits and Reports on Form 8-K......................................................  17

Signature Page..................................................................................  18


                                Triumph Group, Inc.
                      Condensed Consolidated Balance Sheets
                              (dollars in thousands)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1997           1997
                                                                                     -----------  ---------------
                                                                                                    (UNAUDITED)
ASSETS
Current assets:
Cash...............................................................................   $     993     $     4,626
Accounts receivable, net...........................................................      39,220          54,994
Inventories........................................................................      54,310          75,727
Prepaid expenses and other.........................................................       1,036           1,667
Deferred income taxes..............................................................       1,795           3,216
                                                                                     -----------  ---------------
Total current assets...............................................................      97,354         140,230
Property and equipment, net........................................................      48,349          71,709
Excess of cost over net assets acquired, net.......................................      13,516          53,889
Intangible assets and others, net..................................................      12,096          12,460
                                                                                     -----------  ---------------
Total assets.......................................................................   $ 171,315     $   278,288
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------

                                    Triumph Group, Inc.
                        Condensed Consolidated Balance Sheets (continued)
                                  (dollars in thousands)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1997           1997
                                                                                     -----------  ---------------
                                                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................................   $  20,461     $    25,064
Accrued expenses...................................................................      16,255          17,172
Income taxes payable...............................................................       3,951           4,793
Current portion of long-term debt..................................................         399             335
                                                                                     -----------  ---------------
Total current liabilities..........................................................      41,066          47,364
Long-term debt, less current portion...............................................      23,993          27,067
Deferred income taxes and other....................................................      14,843          28,931
Stockholders' equity:
Common Stock, $.001 par value, 15,000,000 shares authorized, 5,801,898 and
  8,166,934 shares issued and outstanding at March 31, 1997 and December 31, 1997,
  respectively.....................................................................           6               8
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized,
  3,947,690 and 3,727,962 shares issued and outstanding at March 31, 1997 and
  December 31, 1997, respectively..................................................           4               4
Capital in excess of par value.....................................................      68,479         135,316
Retained earnings..................................................................      22,924          39,598
                                                                                     -----------  ---------------
Total stockholders' equity.........................................................      91,413         174,926
                                                                                     -----------  ---------------
Total liabilities and stockholders' equity.........................................   $ 171,315     $   278,288
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------


                            SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                    Condensed Consolidated Statements of Income
                       (in thousands, except per share data)
                                    (unaudited)

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                           DECEMBER 31,           DECEMBER 31,
                                                                       --------------------  ----------------------
                                                                         1996       1997        1996        1997
                                                                       ---------  ---------  ----------  ----------
Net sales............................................................  $  64,691     86,170  $  183,791  $  233,172
Operating costs and expenses (income):
  Cost of products sold..............................................     43,727     61,388     128,413     165,158
  Selling, general, and administrative...............................     11,796     11,278      31,507      33,306
  Depreciation and amortization......................................      1,580      2,548       4,435       6,423
  Gain on sale of assets.............................................     --         --          --          (1,250)
                                                                       ---------  ---------  ----------  ----------
                                                                          57,103     75,214     164,355     203,637

Operating income.....................................................      7,588     10,956      19,436      29,535
Interest expense, net................................................      1,336      1,323       5,740       3,202
                                                                       ---------  ---------  ----------  ----------
Income before income taxes and extraordinary item....................      6,252      9,633      13,696      26,333
Income tax expense...................................................      2,528      3,756       5,533      10,269
                                                                       ---------  ---------  ----------  ----------
Income before extraordinary item.....................................      3,724      5,877       8,163      16,064
Extraordinary (loss) gain, net of income taxes.......................     --         --          (1,478)        610
                                                                       ---------  ---------  ----------  ----------
Net income...........................................................  $   3,724  $   5,877  $    6,685  $   16,674
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------
Preferred stock dividends and accretion..............................        (57)    --            (460)     --
Redemption of Preferred stock........................................     (1,746)    --          (1,746)     --
                                                                       ---------  ---------  ----------  ----------
Income available to common stockholders..............................  $   1,921  $   5,877  $    4,479  $   16,674
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------
Basic Earnings Per Share:
  Income before extraordinary item...................................  $    0.23  $    0.56  $     0.89  $     1.60
  Extraordinary (loss) gain, net of income taxes.....................     --         --           (0.22)       0.06
                                                                       ---------  ---------  ----------  ----------
  Net Income.........................................................  $    0.23  $    0.56  $     0.67  $     1.66
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------
  Shares used in computing basic earnings per share..................      8,409     10,567       6,693      10,023
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------
Diluted Earnings Per Share:
  Income before extraordinary item...................................  $    0.21  $    0.52  $     0.81  $     1.49
  Extraordinary (loss) gain, net of taxes............................     --         --           (0.20)       0.06
                                                                       ---------  ---------  ----------  ----------
  Net Income.........................................................  $    0.21  $    0.52        0.61  $     1.55
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------
  Shares used in computing diluted earnings per share................      9,098     11,321       7,384      10,759
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------

                            SEE ACCOMPANYING NOTES.

                                 Triumph Group, Inc.
                   Condensed Consolidated Statements of Cash Flows
                              (dollars in thousands)
                                   (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                 --------------------------------
                                                                                  DECEMBER 31,     DECEMBER 31,
                                                                                      1996             1997
                                                                                 ---------------  ---------------
OPERATING ACTIVITIES
Net income.....................................................................     $   6,685        $  16,674
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Gain on sale of assets.......................................................        --               (1,250)
  Gain on extinguishment of debt...............................................        --               (1,000)
  Depreciation and amortization................................................         4,435            6,423
  Other amortization included in interest expense..............................           172              103
Provision for doubtful receivables.............................................           304                7
Provision for deferred income taxes............................................           927            2,598
Interest on subordinated promissory note and junior subordinated promissory
  notes paid by issuance of additional notes...................................         1,378              569
Write off of deferred financing costs..........................................           915           --
Compensation in stock options issued to employee...............................            80           --
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses:
  Accounts receivable..........................................................        (3,591)          (3,908)
  Inventories..................................................................        (9,583)          (9,814)
  Prepaid expenses and other current assets....................................          (661)            (325)
  Accounts payable, accrued expenses, and accrued income taxes payable.........        (2,777)          (4,938)
  Other........................................................................        (1,858)            (883)
                                                                                       ------          -------
Net cash (used in) provided by operating activities............................        (3,574)           4,256
INVESTING ACTIVITIES
Capital expenditures, net......................................................        (5,433)         (10,932)
Proceeds from sale of property and equipment of discontinued operation.........        27,350           --
Proceeds from sale of company..................................................                          6,736
Cost of businesses acquired, net of cash acquired..............................        (7,950)         (66,949)
                                                                                       ------          -------
Net cash provided by (used in) investing activities............................        13,967          (71,145)

                              Triumph Group, Inc.
        Condensed Consolidated Statements of Cash Flows (continued)
                            (dollars in thousands)
                                (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                 --------------------------------
                                                                                  DECEMBER 31,     DECEMBER 31,
                                                                                      1996             1997
                                                                                 ---------------  ---------------
FINANCING ACTIVITIES
Net proceeds from Common Stock Offering........................................         51,760          66,813
Net (decrease) increase in revolving credit facility, excluding refinancing....    $   (15,548)          5,878
Proceeds from issuance of long-term debt.......................................         54,065           5,000
Retirement of long-term debt...................................................        (93,616)         (7,000)
Payments of long-term debt.....................................................         (6,288)           (195)
Payments of deferred financing costs...........................................           (398)         --
Other..........................................................................            (10)             26
                                                                                 ---------------       -------
Net cash (used in) provided by financing activities............................        (10,035)         70,522
                                                                                 ---------------       -------

Increase in cash...............................................................            358           3,633
Cash at beginning of period....................................................            539             993
                                                                                 ---------------       -------

Cash at end of period..........................................................    $       897       $   4,626
                                                                                 ---------------       -------
                                                                                 ---------------       -------
NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of liabilities related to acquisition...............................    $    10,386       $  19,855
Covenant not to compete contract liability related to acquisition..............          2,800           1,800
Redeemable preferred stock issued in lieu of cash dividend payments and
  accretion to face value......................................................          2,206          --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes.....................................................    $     3,586       $   7,196
Cash paid for interest.........................................................          6,075           2,579

                            SEE ACCOMPANYING NOTES.

                          Triumph Group, Inc.
            Notes to Condensed Consolidated Financial Statements
               (dollars in thousands, except per share data)
                             (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Share and per share amounts have been adjusted for the 65-for-1 stock split effected in conjunction with the Company's initial public offering.

                          Triumph Group, Inc.
      Notes to Condensed Consolidated Financial Statements (continued)
               (dollars in thousands, except per share data)
                             (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

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

3. ACQUISITION

On October 29, 1997, the Company acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper"). Stolper fabricates sheet metal from high temperature alloys, which is used primarily in the hot section of jet engines. Stolper also provides repair and overhaul services to aerospace end-users. Stolper operates facilities in Brookfield, Wisconsin and Phoenix, Arizona. The cash portion of the purchase price was approximately $33.6 million. The excess of the purchase price over net assets acquired of $19.3 million was recorded as excess of cost over net assets acquired and is being amortized over 30 years on a straight line basis.


On September 1, 1997, the Company acquired all of the outstanding stock of Hydro-Mill Company ("Hydro-Mill"), based in Chatsworth, California for an aggregate purchase price of approximately $42.2 million. The purchase price includes cash paid at closing, a note to the former owner, the assumption of certain liabilities, and direct costs of the acquisition. Hydro-Mill manufactures precision machined structural parts and assemblies for the aerospace industry. The excess of the purchase price over net assets acquired of $20.2 million was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight line basis.

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

These acquisitions have been accounted for under the purchase method and accordingly, are included in the consolidated financial statements from their dates of acquisition. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisitions. The acquisitions were funded through the Company's long-term borrowings.

                              Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                (dollars in Thousands, except per share data)
                                 (Unaudited)

The following unaudited pro forma information has been prepared assuming the purchases of Hydro-Mill, JDC, and Stolper had taken place on April 1, 1996:

                                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                                1996       1997
                                                                                              ---------  ---------

Net Sales.....................................................................                  228,231    265,661
Income before extraordinary item..............................................                    9,723     17,001
Income before extraordinary item per share (diluted)..........................                     1.02       1.58
Net income....................................................................                    8,245     17,611
Net income per share (diluted)................................................                      .82       1.64

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


4. DIVESTITURE

On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based division, Air Lab, to Sextant Avionique, Inc. for approximately $5.9 million in cash and the assumption by the purchaser of certain liabilities. The reported results for the three and nine months ended December 31, 1997 include the gain of $1.3 million on the sale of the Air Lab assets. For the nine months ended December 31, 1996 and 1997, Air Lab had net sales of $4.0 million and $2.1 million, respectively, and operating income of $0.4 million and $0.2 million, respectively.

5. INVENTORIES

The components of inventories are as follows:

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1997           1997
                                                                                     -----------  ---------------

Raw materials......................................................................   $  15,863         25,724
Work-in-process....................................................................      17,295         24,504
Finished goods.....................................................................      21,694         26,041
                                                                                     -----------       -------
Total inventories at current FIFO cost.............................................      54,852         76,269
Less allowance to reduce certain current FIFO costs to LIFO basis..................         542            542
                                                                                     -----------       -------
Total inventories..................................................................   $  54,310      $  75,727
                                                                                     -----------       -------
                                                                                     -----------       -------

Approximately 12% and 13% of the inventory is valued using the LIFO method at March 31, 1997 and December 31, 1997, respectively.

                              Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                (dollars in Thousands, except per share data)
                                 (Unaudited)

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1997           1997
                                                                                     -----------  ---------------
Revolving credit facility..........................................................   $   8,707      $  14,585
Subordinated promissory notes......................................................      14,246          6,786
Junior subordinated promissory notes...............................................         407            436
Other debt and capital lease obligations...........................................       1,032          5,595
                                                                                     -----------       -------
                                                                                         24,392         27,402
Less current portion...............................................................         399            335
                                                                                     -----------       -------
                                                                                      $  23,993      $  27,067
                                                                                     -----------       -------
                                                                                     -----------       -------

On October 24, 1997, the Company amended its existing credit agreement with its lenders to provide for an additional $40 million in borrowing capacity. The amended credit agreement increases the revolving credit facility to $125 million and is similar in form and substance to the $85 million credit agreement dated March 31, 1997.

On September 15, 1997, the Company retired the remaining $8 million subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provide for a $1 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7 million was funded by the Company's long-term borrowings under its revolving credit facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million, net of income taxes of $0.4 million.

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

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                DECEMBER 31,          DECEMBER 31,
                                                                            --------------------  --------------------
                                                                              1996       1997       1996       1997
                                                                            ---------  ---------  ---------  ---------
NUMERATOR:
Income before extraordinary item..........................................  $   3,724  $   5,877  $   8,163  $  16,064
Preferred stock dividends and accretion...................................        (57)    --           (460)    --
Redemption of preferred stock.............................................     (1,746)    --         (1,746)    --
                                                                            ---------  ---------  ----------   -------
Numerator for basic and diluted earnings per share--income before
extraordinary item available to common stockholders.......................  $   1,921  $   5,877  $   5,957  $  16,064
                                                                            ---------  ---------  ----------   -------
                                                                            ---------  ---------  ----------   -------
Denominator:
Denominator for basic earnings per share-weighted-average shares..........      8,409     10,567      6,693     10,023
Effect of dilutive securities:
  Stock options...........................................................         39        104         41         86
  Warrant.................................................................        650        650        650        650
                                                                            ---------  ---------  ----------   -------
Denominator for basic and diluted earnings per share-adjusted
  weighted-average shares.................................................      9,098     11,321      7,384     10,759
                                                                            ---------  ---------  ----------   -------
                                                                            ---------  ---------  ----------   -------

                              Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                (dollars in Thousands, except per share data)
                                 (Unaudited)


9. COMMON STOCK OFFERING

In November 1997, the company completed the sale of 2,000,845 shares of its Common Stock for $33.00 a share through an underwritten public offering. In addition, the Company granted the Underwriters of its public offering a 30 day option to purchase additional shares to cover over-allotments. In December 1997, the Underwriters excercised the over-allotment option and the Company sold an additional 143,100 shares of its Common Stock. The net proceeds from the sales of $66,813, were used to repay long-term debt.


10. SUBSEQUENT EVENTS

On February 11, 1998, the Company agreed to acquire Frisby Aerospace ("Frisby") which designs, manufactures, assembles and tests precision aircraft components and subsystems. Frisby operates facilities in Freeport, New York and Clemmons, North Carolina. The cash portion of the purchase is approximately $14.0 million and will be funded by borrowings under the Credit Facility. The transaction is expected to close in February 1998.

                Management's Discussion And Analysis of
            Financial Condition and Results of Operations

RESULT OF OPERATIONS

Net sales for the three month period ended December 31, 1997 increased 33.2% to $86.2 million from $64.7 million for the three month period ended December 31, 1996. Net sales for the nine month period ended December 31, 1997 increased 26.9% to $233.2 million from $183.8 million for the nine month period ended December 31,1996. The Aviation Group's sales increased 42.1% to $63.8 million from $44.9 million for the three months ended December 31, 1997 and increased 37.1% to $166.6 million from $121.5 million for nine months ended December 31, 1997. This increase in net sales reflects the Aviation Group's acquisitions of Advanced Materials Technologies, Inc. ("AMTI"), JDC Company ("JDC"), Hydro-Mill Co. ("Hydro-Mill") and Stolper-Fabralloy Company ("Stolper"). These acquisitions contributed an aggregate of $24.1 million and $6.7 million in net sales for the three months ended December 31, 1997 and 1996, respectively. The increase for the nine months ended December 31, 1997 was primarily due to the inclusion of an aggregate of $43.9 million and $11.2 million in net sales for the nine months ended December 31,1997 and 1996, respectively for AMTI, JDC, Hyrdo-Mill and Stolper. The increase is partially offset by a reduction in sales due to the sale of Air Lab in the second quarter of fiscal 1998. Air Lab had sales of $1.4 and $4.0 million for the three months and nine months ended December 31, 1996, respectively, and sales of $2.1 million for the nine months ended December 31, 1997. The remaining operating divisions and subsidiaries in the Aviation Group experienced an 8.1% and 13.4% increase in net sales over the three and nine months ended December 31, 1996, respectively. The increase in the Aviation Group was due to increased demand for overhaul and repair services from the commercial airline and air cargo carriers, as well as increased orders of aircraft components from OEMs. Net sales for the three month period ended December 31, 1997 in the Metals Group increased 13.0% to $22.4 million from $19.8 million for the three month period ended December 31, 1996. Net sales for the nine month period ended December 31,1997 in the Metals Group increased 6.9% to $66.6 million from $62.3 million for the nine month period ended December 31, 1997. The increase in the Metals Group was primarily due to increased volume over the prior year.

Cost of goods sold for the three month period ended December 31, 1997 was 71.2% of sales compared to 67.6% for the three month period ended December
31, 1996. The increase was primarily due to the inclusion of an aggregate of $16.2 million and $3.1 million for the three months ended December 31, 1997 and 1996, respectively, in cost of products sold associated with the net sales generated by AMTI, JDC, Hydro-Mill and Stolper. Cost of goods sold for the nine month period ended December 31, 1997 was 70.8% compared to 69.9% for the nine month period ended December 31, 1996. The increase was primarily due to the inclusion of an aggregate of $28.2 million and $5.0 million for the nine months ended December 31, 1997 and 1996, respectively, in cost of products sold associated with the net sales generated by AMTI, JDC, Hydro-Mill and Stolper.

Gross profit increased by $12.6 million, or 22.8%, to $68.0 million for the nine months ended December 31, 1997 from $55.4 million for the nine months ended December 31,1996. Of this increase, $9.5 million was a result of the inclusion of gross profit on the net sales generated by AMTI, JDC, Hydro-Mill and Stolper. As a percentage of net sales, gross profit was 29.2% and 30.1% for the nine months ended December 31, 1997 and 1996, respectively.

Selling, general and administrative expenses for the three month period ended December 31, 1997 decreased $0.5 million to $11.3 million from $11.8 million for the three month period ended December 31, 1996. For the nine month period ended December 31, 1997 these expenses increased $1.8 million to $33.3 million from $31.5 million for the nine months ended December 31, 1996. The increase was primarily due to the inclusion of an aggregate of $5.0 million and $3.2 million for the nine months ended December 31, 1997 and 1996 respectively, in selling, general and administrative expenses of AMTI, JDC, and Hydro-Mill, and Stolper.

Depreciation and amortization for the three month period ended December 31, 1997 increased $1.0 million to $2.5 million from $1.6 million for the three month period ended December 31 1996. Depreciation and amortization for the nine month period ended December 30, 1997 increased $2.0 million to $6.4 million from $4.4 million for the nine month period ended December 31, 1997. The increase is primarily attributable to the depreciation and amortization on the increased asset base related to the inclusion of the Aviation Group's acquisitions of AMTI, JDC, Hydro-Mill and Stolper.

    Operating income as a percentage of sales increased from 11.7% for the three month period ended December 31, 1996 to 12.7% for the three month period ended December 31, 1997. The increase was primarily due to the inclusion of an aggregate of $4.5 million and $1.4 million in operating income for AMTI, JDC, Hydro-Mill and Stolper for the three months ended December 31, 1997 and 1996 respectively, accounting for $3.1 million of the increase. Similarly, operating income as a percentage of sales increased from 10.6% for the nine month period ended December 31, 1996 to 12.7% for the nine month period ended December 31, 1997. The increase for the nine months ended December 31, 1997 was primarily due to the inclusion of an aggregate of $8.5 million and $2.4 million in operating income for AMTI, JDC, Hydro-Mill and Stolper for the nine months ended December 31, 1997 and 1996, respectively. The remaining increase was related to a $1.3 million gain on the sale of Air Lab, a $1.5 million, improvement in the operating income of the remaining operating divisions and subsidiaries in the Aviation Group and $1.3 million improvement in the operating income of the Metals Group.

    Interest expense of $1.3 million for the three months ended December 31,1997 is unchanged from the three month period ended December 31, 1996. For the nine month period ended December 31, 1997 interest expense decreased $2.5 million to $3.2 million. This decrease from the prior year was primarily due to reduced debt levels associated with the application of the proceeds from the public offerings of the Company's common stock and proceeds from the sale of Air Lab, which was partially offset by the acquisitions of AMTI, JDC, Hydro-Mill, and Stolper, the cash portions of which were financed by borrowings under the Credit Agreement.

    An extraordinary gain for the nine months ended December 31, 1997 of $0.6 million (net of tax of $0.4 million) relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). An extraordinary loss for the nine months ended December 31, 1996 relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $4.3 million of cash flows from operating activities for the nine months ended December 31, 1997. The Company used approximately $71.1 million in investing activities, while providing $70.5 million in financing activities for the nine months ended December 31, 1997. As of December 31, 1997, $109.1 million was available under the $125.0 million credit facility (the "Credit Facility"). On October 24, 1997, the Company amended the Credit Facility, increasing it to $125.0 million from $85.0 million. The Credit Facility matures on March 31, 2002 and bears interest, at the option of the Company, at the fluctuating prime rate or LIBOR, plus applicable points. On December 31, 1997, an aggregate amount of approximately $14.6 million was outstanding under the Credit Facility, $10.0 million of which was accruing interest at LIBOR (plus applicable basis points) of 6.65% per annum, and $4.6 million of which was accruing at the prime rate of 8.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On September 15, 1997, the Company retired the remaining $8 million subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provided for a $1 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7 million was funded by the Company's long-term borrowings under its revolving credit facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million net of income taxes of $0.4 million.

In July, 1997, the Company entered into a $10 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July, 1998 and may be continued or renewed at that time.



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


Capital expenditures were approximately $10.9 million for the nine months ended December 31, 1997 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility and from the proceeds from the Bonds. The Company expects capital expenditures to be approximately $15.0 million for its fiscal year ending March 31, 1998. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

On February 11, 1998 the company agreed to acquire Frisby Aerospace ("Frisby") which designs, manufactures, assembles and tests precision aircraft and subsystems. Frisby operates facilities in Freeport, New York and Clemmons, North Carolina. The cash portion of the purchase is approximately $14.0 million and will be funded by borrowings under the Credit Facility. The transaction is expected to close in February 1998.

On October 29, 1997, the Company acquired all of the outstanding stock of Stolper-Fabralloy Company ("Stolper"). The transaction was funded by borrowings under the Credit Facility. Stolper fabricates sheet metal from high temperature alloys, which is used primarily in the hot section of jet engines. Stolper also provides repair and overhaul services to aerospace end users. Stolper operates facilities in Brookfield, Wisconsin and Phoenix, Arizona. The cash portion of the purchase price was approximately $33.6 million.

On September 1, 1997, the Company acquired all of the outstanding stock of Hydro-Mill in a cash transaction. The transaction was funded by borrowings under the Credit Facility. Hydro-Mill, based in Chatsworth, California, specializes in the manufacture of precision machined structural parts and assemblies for the aerospace industry. The cash purchase price was approximately $31.5 million.

On July 31, 1997, the Company sold substantially all of the assets of its Seattle, Washington based facility, Air Lab, to Sextant Avionique, Inc.
for approximately $5.9 million in cash and the assumption by the purchaser of certain liabilities. In connection with the sale of AirLab, the Company and Sextant entered into a five year marketing and service agreement pursuant to which A. Biederman, a division of the Company, will serve as an authorized warranty and non warranty repair station for certain products of Sextant and as an authorized distributor for spare parts of Sextant. The Company believes that such a marketing and service agreement will enhance customer service and increase its market share in instrument repair and distribution.

As of April 30, 1997, the Company acquired substantially all of the assets of JDC in a cash transaction. The transaction was funded by borrowings under the Credit Facility. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. The cash purchase price was approximately $2.1 million.

In November 1997, the Company completed the sale of 2,000,845 shares of its Common Stock for $33.00 a share through an underwritten public offering. In addition, the Company granted the Underwriters of its public offering a 30 day option to purchase additional shares to cover over-allotments. In December 1997, the underwriters exercised the over-allotment option and the Company sold an additional 143,100 shares of its Common Stock. The net proceeds from the sales of $66,813, were used to repay long-term debt.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's registration statement on Form S-3 filed with Securities and Exchange Commission and the Company's Annual Report on Form 10-K, for the year ended March 31, 1997, filed with the SEC in June 1997.

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


                                                 A. Exhibits

(27) Financial Data Schedule

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triumph Group, Inc.
                             ---------------------------------
                                       (Registrant)

                             /s/ Richard C. Ill
                             ---------------------------------
                             Richard C. Ill, President & CEO

                             /s/ John R. Bartholdson
                             ---------------------------------

                             John R. Bartholdson, Senior Vice President & CFO
                                 (Principal Financial Officer)

                             /s/ Kevin E. Kindig
                             ---------------------------------
                             Kevin E. Kindig, Controller
                             (Principal Accounting Officer)

Dated: February 17, 1998