Form 10-K
period 1998-03-31
TRIUMPH GROUP INC /
filed 1998-06-18
CIK 1021162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/        Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
           the fiscal year ended March 31, 1998
                                                      or

/ /        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from       to

                          COMMISSION FILE NO. 1-12235

                            ------------------------

                              TRIUMPH GROUP, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 51-0347963
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

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

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------------------------

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 29, 1998 was 8,550,511 and 3,348,535, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 29, 1998 of $49) was approximately $316,818,271.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated herein by reference:

    Proxy Statement of Triumph Group, Inc. in connection with its 1998 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

                               TABLE OF CONTENTS

ITEM NO.                                                                                                             PAGE
----------------------------------------------------------------------------------------------------------------     -----
PART I..........................................................................................................           4

1.         Business.............................................................................................           4

2.         Properties...........................................................................................          19

3.         Legal Proceedings....................................................................................          19

4.         Submission of Matters to a Vote of Security Holders..................................................          19

PART II.........................................................................................................          20

5.         Market for Registrant's Common Equity and Related Stockholder Matters................................          20

6.         Selected Financial Data..............................................................................          21

7.         Management's Discussion and Analysis of Financial Condition and Results of Operations................          23

8.         Financial Statements and Supplementary Data..........................................................          29

9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................          48

PART III........................................................................................................          49

10.        Directors and Executive Officers of Registrant.......................................................          49

11.        Executive Compensation...............................................................................          50

12.        Security Ownership of Certain Beneficial Owners and Management.......................................          50

13.        Certain Relationships and Related Transactions.......................................................          50

PART IV.........................................................................................................          51

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................          51

                                     PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events.

    GENERAL

    The Company designs, engineers, manufactures, repairs, overhauls and distributes aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, auxiliary power units ("APUs"), avionics and aircraft instruments. The Company serves a broad spectrum of the aviation industry, including commercial airlines and air cargo carriers, as well as original equipment manufacturers ("OEMs") of aerospace vehicles, commercial and military aircraft, and aircraft components.

    PRODUCTS AND SERVICES

    The Company's aviation products and services may generally be divided into three categories: structural components, instrument and flight controls, and operational components. The following is a description of some of the products and services offered by the Company in each of these three categories:

    STRUCTURAL COMPONENTS. The Company performs stretch forming, bending, die forming, machining, milling, welding, assembly and other fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as The Boeing Company ("Boeing") (including McDonnell Douglas and Rocketdyne, which have been recently acquired by Boeing). The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for commercial airlines and other aircraft operators.

    INSTRUMENT AND FLIGHT CONTROLS. The Company designs and engineers mechanical and electromechanical controls such as remote valve operators and push/pull controls ranging from simple vent controls to sophisticated flight-critical engine controls for OEMs and commercial airlines and general aviation. In certain cases, principally at Triumph Controls, Inc. ("TCI"), the Company's designs and engineering for such controls are proprietary because such designs are not sold to the OEM for whom the control is manufactured. Consequently, the OEM generally relies on the Company to repair or replace such component. The Company also performs repair and overhaul services and supplies spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

    OPERATIONAL COMPONENTS. The Company performs complete repair and overhaul services on APUs and components for APUs for both commercial airlines and OEMs. APUs are used to provide power for all non-propulsion aircraft functions such as air conditioning, lights and other electrical functions. The Company also repairs and overhauls aircraft accessories, including constant speed drives, pneumatic or electrically actuated valves, cabin compressors, starters and generators, and manufactures refueling booms. Certain of these components, like the APUs, are repaired pursuant to SFAR 36 certifications. In addition, the Company manufactures hot section components for small propulsion jet engines, APUs and land-based power units and combustion system components for power equipment manufacturers. Finally, the Company provides precision machining services for other operational components manufactured from refractory and other metals for the aviation and aerospace industry.

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

    A number of significant trends are currently affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components. These trends include the following:

    INCREASES IN AIR TRANSIT AND AIRCRAFT PRODUCTION. Boeing's 1997 Market Outlook projected that global air travel will increase by 75% and that the number of passenger and cargo delivery aircraft in service will increase by 48% through the year 2006. This trend will be driven, in part, by the anticipated continued growth of established carriers engaged in the air freight and package delivery businesses. Average passenger seat miles flown is also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other countries in Asia where air traffic previously was limited. Because start-up airlines generally do not invest in the infrastructure necessary to service their aircraft, such airlines outsource all or most of their repair and overhaul services. To meet their needs, certain foreign and many start-up airlines have turned to older aircraft which generally require more frequent servicing. Further, as aging aircraft are retired, new aircraft production is increasing. The number of surplus aircraft is expected to significantly decline while new aircraft production is expected to increase over the next several years. The continued growth in air transit and aircraft production will increase the demand for aircraft component purchases and repairs.

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

    REDUCTION IN THE NUMBER OF APPROVED SUPPLIERS AND VENDORS. In order to reduce purchasing costs, streamline purchasing decisions and have greater control over quality, purchasing departments of OEMs and aircraft operators have been reducing the number of approved suppliers and vendors. In the past several years, several OEMs and aircraft operators have reduced their supplier and vendor lists from as many as 50 to a core group of five to ten "mega-suppliers" or "mega-vendors" who have the size and capacity to meet their needs. The Company has secured a position on such lists of a number of OEMs and airlines. The Company believes that this trend will continue in the future and that, due to its established market presence and reputation for quality, the Company will continue to be selected as an approved supplier and vendor. See "--Government Regulation."

    INCREASED MAINTENANCE AND SAFETY REQUIREMENTS. Under regulations promulgated by the FAA and similar agencies in other countries, including the Joint Aviation Authority (the "JAA") and the Civil Aviation Administration of China (the "CAAC"), as well as guidelines established by OEMs and aircraft operators, when an aircraft component fails to perform within certain prescribed limits or after logging a prescribed number of flight hours, the aircraft component must be brought to a repair facility certified by the FAA or similar agency of a foreign nation for various types of designated service or replacement. The FAA has changed the nature of the licenses that it grants, from the grant of broad licenses for aircraft accessories or instruments within broad classifications to more limited licenses covering specific parts within more narrow classifications. The Company holds many perpetual broad licenses that will continue unless abandoned, suspended or revoked. In addition, aircraft components require regular maintenance and inspection and replacement of "life-limited" components. The trend toward more stringent maintenance requirements and more frequent maintenance and overhaul has increased the size of the market for the repair of such components, because the use of new components is not always cost effective. The Company believes that, because of its broad licenses and long-standing emphasis on quality control, it will benefit from these higher maintenance and safety standards.

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

    COMPETITIVE ADVANTAGES

    The Company believes that it is well positioned to take advantage of trends affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components due to:

    BROAD ARRAY OF PRODUCTS AND SERVICES. The Company offers the aviation industry a consolidated point of purchase for a broad array of aviation products and services. The Company designs, engineers and manufactures aircraft components to fulfill the particular needs and requirements of its customers, including electromechanical controls and fuselage structural components for the 777 model aircraft for Boeing. In certain cases, the Company owns the proprietary rights to these designs and, accordingly, the customer generally relies on the Company to provide service on such aircraft components at every stage of their useful lives, including the repair and overhaul or replacement of such components. In addition, the Company manufactures aviation components according to its customers' specifications. The Company also performs repair and overhaul services for customers on various aviation components manufactured by third parties such as AlliedSignal, Inc. ("AlliedSignal"). In addition, the Company offers to maintain and manage inventories of aircraft components and other products for certain of its customers. In certain instances, the Company's customers require it to maintain and manage their inventories.

    GOVERNMENT CERTIFICATIONS. The Company operates 15 FAA-certified repair stations and has been granted licenses from the FAA and foreign regulatory counterparts, including the JAA and the CAAC, to perform repair and overhaul services on broad classifications of aircraft instruments and accessories.

Without such broad certifications and licenses, which are often expensive and time-consuming to obtain and involve extensive audit procedures, other companies are precluded from offering these products and services, thereby constituting a significant barrier to entry. See "--Government Regulation." In addition, the Company holds two exclusive licenses issued by the FAA which permit the Company to design, engineer, repair, test and release into service without FAA approval certain products to its own specifications for certain aircraft components and therefore to compete directly with OEMs with respect to such compo nents. These exclusive licenses, known as SFAR 36 certifications, enable the Company to offer, on a proprietary basis, certain repaired parts relating to various aircraft accessories such as APUs and constant speed drives to its customers at a lower cost than other companies that must purchase replacement parts from third parties. The Company employs Designated Engineering Representatives ("DERs") who are certified to act on behalf of the FAA to develop, substantiate and approve repairs on components.

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

    BROAD CUSTOMER BASE. Due to the Company's broad array of products and services and its emphasis on quality control and timely delivery, the Company's customers include virtually all of the world's major commercial airlines and an increasing number of the most widely recognized air cargo carriers, including Federal Express Corporation and United Parcel Service of America, Inc., and OEMs such as Boeing, AlliedSignal, Bombardier, Inc. and Aerospatiale (AirBus). The Company expects that its customer base will continue to strengthen and broaden with increased cross-selling efforts by the Company of its related products and services. Boeing (including McDonnell Douglas and Rocketdyne which have been recently acquired by Boeing) accounted for more than 10% of the Company's consolidated revenues for the 12 months ended March 31, 1998. Although the loss of Boeing could have a material adverse effect on the Company, the Company provides various products and services to numerous Boeing facilities and, accordingly, the Company believes that the loss of all Boeing business is unlikely.

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

    COMPANY STRATEGY

    The Company intends to grow its aviation business through:

    EXPANSION OF PRODUCTS AND SERVICES. The Company will continue to introduce new aviation products and services to take advantage of the growing aviation industry and the increasing demand for aviation products and services. In an effort to expand its existing array of products and services and to capture additional repair and overhaul business, the Company plans to expand, as appropriate, its program for the distribution and inventory management of third party aircraft components. The Company will also expand its assembly and subassembly capabilities on certain aircraft components. By broadening its products and services, the Company intends to further expand its position as a consoli dated point of purchase to the aviation industry, capitalizing on the increasing trend toward outsourcing and the reduction by aircraft operators and OEMs of the number of approved suppliers and vendors.

    ACQUISITIONS. The Company expects to continue its growth through acquisitions of other companies, assets or product lines that add to or complement the Company's existing aviation products and services. The Company successfully completed seven acquisitions since October 1995, four of which were completed since the Company's initial public offering. The Company acquired the assets of J.D. Chapdelaine Co., which now operates as "JDC Company," as of April 30, 1997. JDC Company is engaged in the business of repairing, overhauling, exchanging and selling instrumentation for the aviation industry. In addition, the Company purchased Hydro-Mill Co. ("Hydro-Mill") on September 2, 1997. Hydro-Mill manufactures, repairs and overhauls precision machine parts and assemblies for the airline industry. The Company also acquired Stolper-Fabralloy Company, L.L.C. ("Stolper") on October 29, 1997. Stolper fabricates precision sheet metal components from high temperature alloys and provides repair and overhaul services. Effective January 1, 1998, the Company purchased Frisby Aerospace, Inc., which designs, manufactures, assembles and tests precision aircraft components, including hydraulic controls, actuators, pump packages, chassis, pneumatic valves and mechanical assemblies for military and commercial OEMs, the United States government, prime contractors and major airlines. Because of the fragmented nature of much of the market for aircraft products and services, the Company believes that many additional acquisition opportunities exist in the aviation industry. The Company is currently evaluating acquisition opportunities. There can be no assurance that the Company will successfully complete any of these acquisitions or, that if so acquired, such entities will be properly integrated into the Company.

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

    INCREASED INTERNATIONAL MARKETING. The Company intends to continue to take advantage of the expanding international market for aviation products and services as worldwide air travel escalates and foreign nations, particularly China and other countries in Asia, purchase used aircraft that require more frequent repair and maintenance. The Company currently supplies products and services to virtually every major commercial airline in the world and retains independent sales representatives in a number of foreign countries. In addition, the Company participates each year in several international trade shows, including the Paris Air Show and the Singapore Air Show. The Company intends to build on its existing international presence through continued market penetration and, as appropriate opportunities arise, foreign acquisitions.

    CAPITALIZING ON AVIATION GROUP AFFILIATION. Utilizing the group affiliation of the Company's operating divisions and subsidiaries, the Company plans to increase cross-selling of related capabilities to its customers. For example, one of the Company's operating divisions distributes certain electromechanical controls manufactured by a subsidiary of the Company. The Company's operating divisions and subsidiaries will continue to share independent sales representatives and jointly bid on projects where appropriate, while still maintaining their individual identities.

    HISTORICAL BACKGROUND

    The Company was formed by members of management and Citicorp Venture Capital, Ltd. ("CVC") to acquire (the "Acquisition") certain businesses and assets from Alco Standard Corporation (now known as IKON Office Solutions, Inc. or "IKON"). In connection with the Acquisition, 19 members of management contributed capital in the aggregate amount of approximately $1.1 million and CVC, an institutional investor, contributed capital in the aggregate amount of approximately $6.9 million.

    PROPRIETARY RIGHTS

    The Company benefits from its proprietary rights relating to certain designs, engineering, manufacturing processes and repair and overhaul procedures. For example, at TCI, the Company designs and engineers flight control systems and retains the proprietary rights to these designs and engineering. Accordingly, the customer generally relies on the Company to provide initial and additional components, as well as to redesign, reengineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, the Company has proprietary rights to certain of its manufacturing processes. For certain products, the Company's unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on the Company for production of such designed product. The Company also holds two SFAR 36 certifications that permit it to develop proprietary repair procedures to be used in certain repair and overhaul processes, enabling the Company to offer the customer a lower cost alternative to purchasing the OEM's replacement part. The Company employs three DERs who are certified to act on behalf of the FAA to develop, substantiate and approve repairs on components for certain of the Company's operating divisions and subsidiaries.

    RAW MATERIALS AND REPLACEMENT PARTS

    The Company purchases raw materials, primarily consisting of steel and aluminum coils, sheets and shapes, from various vendors. The Company also purchases replacement parts which are utilized in its various repair and overhaul operations. Although the Company believes that these raw materials and replacement parts are generally available at competitive prices from numerous sources, castings and extrusions are in short supply and remain difficult to purchase in sufficient amounts to meets its customers' demands. See "Risk Factors--Limited Availability of Raw Materials."

    OPERATING DIVISIONS AND SUBSIDIARIES

    The Company operates through several operating divisions and subsidiaries which are divided into two groups: the Aviation Group and the Metals Group. The following chart describes the operations, customer base and certain other information with respect to the Company's operating divisions and subsidiaries:

         OPERATING                                                                                        NUMBER
    DIVISION/SUBSIDIARY                                                                                     OF
    (YEAR ESTABLISHED)           LOCATION               BUSINESS               TYPE OF CUSTOMERS         EMPLOYEES
---------------------------  -----------------  -------------------------  -------------------------  ---------------
Aviation Group                                  Sells and services         Commercial airlines, U.S.            84
A. Biederman(1)............  Glendale, CA       aircraft and industrial    military and cargo
  (1933)                                        instruments.               carriers.
Advanced Materials                              Repairs and manufactures   Aviation OEMs and                   310
Technologies, Inc.(3)......  Chandler, AZ       components for APUs and    aircraft operators.
  (1987)                     Tempe, AZ          gas turbine engines.
Aerospace Technologies,                         Manufactures metallic/     Commercial airlines, U.S.           129
  Inc.(1)..................  Fort Worth, TX     composite bonded           military and component
  (1969)                                        honeycomb assemblies and   supplier industry.
                                                repairs fuselage, wing,
                                                flight control surface
                                                parts and other flight
                                                critical components.
Frisby Aerospace,                               Designs, manufactures,     Military and commercial             119
Inc.(3)....................  Clemmons, NC       assembles and tests        OEMs, U.S. government,
  (1940)                     Freeport, NY       precision aircraft         prime contractors and
                                                components.                major airlines.
Hydro-Mill Co.(1)..........  Chatsworth, CA     Manufactures, repairs and  Aviation OEMs, commercial           169
  (1937)                                        overhauls precision        airlines and aircargo
                                                machine parts and          carriers.
                                                assemblies.
JDC Company(3).............  Ft. Lauderdale,    Specializes in the         Aircraft manufacturers               53
  (1985)                     FL                 repair, overhaul and       ranging from general
                             Austin, TX         exchange of                aviation to wide-body air
                                                electromechanical and      transport.
                                                pneumatic aircraft
                                                instruments.
K-T Corporation............  Shelbyville, IN    Performs stretch forming,  Aviation OEMs, U.S.                 211
  (1963)                                        bending, die forming,      military and aerospace,
                                                machining, welding,        mass transportation,
                                                assembly and other         energy and heavy trucking
                                                fabrication on aircraft    industries.
                                                wings, fuselages and
                                                skins.
L.A. Gauge.................  Sun Valley, CA     Machines, bonds and        Defense, aerospace,                  50
  (1954)                                        fabricates                 medical, automotive and
                                                ultra-precision parts.     computer industries.
Lamar Electro-Air(1)(2)....  Wellington, KS     Repairs and overhauls      U.S. government,                    103
  (1965)                                        aircraft and engine        commercial airlines and
                                                accessories, manufactures  general aviation aircraft
                                                pneumatic and              operators.
                                                electrically actuated
                                                valves for aircraft.
Northwest Industries.......  Albany, OR         Machines and fabricates    Aerospace, nuclear,                  33
  (1960)                                        refractory, reactive,      medical, electronic and
                                                heat and                   chemical industries.
                                                corrosion-resistant
                                                precision products.
Special Processes of                            Produces and applies       Aviation OEMs and                    25
Arizona, Inc.(1)...........  Phoenix, AZ        plasma coating.            aircraft operators.
  (1987)

         OPERATING                                                                                        NUMBER
    DIVISION/SUBSIDIARY                                                                                     OF
    (YEAR ESTABLISHED)           LOCATION               BUSINESS               TYPE OF CUSTOMERS         EMPLOYEES
---------------------------  -----------------  -------------------------  -------------------------  ---------------
Stolper-Fabralloy                               Fabricates precision       Commercial, military and            245
Company(3).................  Phoenix, AZ        sheet metal components     aerospace OEMs.
  (1908)                     Brookfield, WI     from high temperature
                                                alloys and provides
                                                repair and overhaul
                                                services.
Triumph Air Repair(1)(2)...  Phoenix, AZ        Repairs and overhauls      Worldwide commercial                127
  (1979)                                        APUs and supplemental      airlines.
                                                equipment.
Triumph Controls,                               Designs and manufactures   Aviation OEMs, shipyards,           281
Inc.(1)....................  North Wales, PA    mechanical and             repair and overhaul
  (1943)                                        electromechanical control  facilities, airlines and
                                                systems.                   U.S. and NATO military
                                                                           forces.
Metals Group Great Western                      Produces steel products,   Manufacturers, primarily             38
  Steel....................  Chicago, IL        specializing in flat       in the home and office
  (1918)                                        rolled products.           products industries.
Kilroy Structural Steel                         Erects structural steel    General contractors,                 69
Co.........................  Cleveland, OH      frameworks.                engineers and architects
  (1918)                                                                   of commercial buildings
                                                                           and bridges.
Triumph Industries.........  Bridgeview, IL     Produces and distributes   Computer and electronic              53
  (1960)                                        specialty                  industries.
                                                electrogalvanized
                                                products.

------------------------

(1) Designates FAA-certified repair station.

(2) Designates SFAR 36 certification.

(3) Designates that two locations are FAA-certified repair stations.

    METALS PROCESSING AND DISTRIBUTION

    The Company's Metals Group consists of two operating divisions and one subsidiary with substantial experience in the metals industry. These businesses include a leading producer of electrogalvanized steel products and a steel service center specializing in flat rolled steel products. These entities supply products to several hundred manufacturers and other customers in the computer and electronics industries on a regional and national basis. In addition, the Company operates a business engaged in the erection of structural frameworks for buildings and bridges in the midwestern United States.

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

    The Company also erects structural framework, including steel members and allied materials, for buildings and bridges, with a specialty in commercial and industrial buildings. Included among the Company's projects are Jacobs' Field, the Cleveland Indians' baseball stadium, and the Rock 'n Roll Hall of Fame in Cleveland, Ohio. These structural erection services are provided on a project-by-project basis primarily in the midwestern United States. These projects are generally awarded on a fixed fee, competitive bid basis.

    SALES AND MARKETING

    Each of the Company's operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts. Each sales force and the respective officers of the operating divisions and subsidiaries are responsible for obtaining new customers and maintaining relationships with existing customers. Sales and marketing efforts are conducted primarily by independent regional manufacturer's representatives and in-house personnel. Generally, manufacturer's representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which the Company operates.

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

    BACKLOG

    As of March 31, 1998, the Company's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $174.2 million and $12.6 million, respectively. As of March 31, 1997, the Company's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $93.2 million and $22.1 million, respectively. The Company believes that purchase orders in an aggregate approximate amount of $40.6 million will not be shipped by the Aviation Group by March 31, 1999. The Company believes that all of the purchase orders will be shipped by the Metals Group by March 31, 1999.

    COMPETITION

    The aircraft components production and repair industry is highly fragmented, consisting of both a limited number of well-capitalized companies which offer a broad range of products and services and a large number of smaller, specialized companies. The Company believes that the principal competitive factors in the aviation products and services industry are quality, turnaround time, overall customer service and price. See "Competitive Advantages." The Company believes that it competes favorably on the basis of the foregoing factors. The Company does not believe that the location of its repair facilities is a significant factor to its customers in selecting the Company, as substantially all of the components serviced by the Company are transported by common carrier to the Company's facilities for service.

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

    The license approval processes for the JAA and CAAC are similarly stringent, involving potentially lengthy audits conducted by these regulatory authorities.

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

    ENVIRONMENTAL MATTERS

    The Company's operations are subject to federal, state and local environmental laws and regulation by government agencies, including the Environmental Protection Agency ("EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and dispo sal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Although management believes that the Company's operations and its facilities are in material compliance with such laws and regulations, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

    Certain of the Company's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON pursuant to the Acquisition. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON's indemnification covers the Company for losses the Company might suffer in connection with liabilities and obligations (and other liabilities and obligations arising out of or in connection with the Acquisition) arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by the Company. More specifically, this IKON indemnification covers both (i) the costs, claims and potential losses associated with environmental matters identified in the purchase agreement for the Acquisition as the result of environmental assessments or other disclosures made in connection with the Acquisition, including the costs, claims and potential losses associated with all the environmental remediation activities and identified liabilities, and (ii) the losses connected to environmental liabilities which were not identified in the purchase agreement and which arise from conditions or activities existing at the facilities or operations acquired from IKON prior to their acquisition from IKON, provided that they are identified by the Company to IKON before July 22, 2000. Certain other facilities acquired and operated by the Company or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under such investigation. The Company is indemnified by prior operators and/or present owners of the facilities for liabilities which the Company incurs as a result of these investigations and the environmental contamination found which pre-dates the Company's acquisition of these facilities. Two Company facilities also have been the subject of notices from a citizen group alleging failure to notify and file reports with appropriate agencies regarding the presence of certain hazardous chemicals in excess of specified threshold quantities. The Company has denied these allegations and the citizen group has either withdrawn or ceased actively pursuing these claims. See "Risk Factors--Potential Exposure to Environmental Liabilities."

    EMPLOYEES

    As of March 31, 1998, the Company employed 2,071 persons, of whom 199 were management employees, 75 were sales and marketing personnel, 115 were technical personnel, 265 were administrative personnel and 1,417 were production workers. As of March 31, 1998, 339 full-time employees were subject to collective bargaining agreements. Two of these collective bargaining agreements will expire in the next 12 months. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

    DEPENDENCE ON AVIATION INDUSTRY. A substantial percentage of the Company's gross profit and operating income is derived from its Aviation Group. The Company's aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft and performing repair and overhaul services on existing aircraft and aircraft components; therefore, the Company's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When such economic and other factors adversely affect the aviation industry, they tend to reduce the overall customer demand for the Company's products and services, thereby decreasing the Company's operating income. There can be no assurance that economic and other factors that might affect the aviation industry will not have an adverse impact on the Company's results of operations. See "Business--Industry Overview and Trends."

    CAPITAL REQUIREMENTS AND INTEGRATION OF ACQUIRED BUSINESSES. A key element of the Company's strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies engaged in the aviation industry. In order to grow internally, the Company will be required to make significant capital expenditures. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by certain restrictions contained in the Company's revolving credit facility (the "Credit Facility") and its other financing arrangements. Growth by acquisition involves risks that could adversely affect the Company's operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to obtain the capital necessary to pursue its internal growth and acquisition strategy, consummate acquisitions on satisfactory terms or, if any such acquisitions are consummated, satisfactorily integrate such acquired businesses into the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Company Strategy."

    COMPETITION. There are numerous competitors of the Company in both the aviation services and metals processing and distribution industries. Competition in the aviation industry comes from three primary sources: major commercial airlines, many of which operate their own maintenance and overhaul units, OEMs, which manufacture, repair and overhaul their own components, and other independent service companies. The Company's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre- engineered building manufacturers. Certain of the Company's competitors in both aviation and metals have substantially greater financial and other resources than the Company. There can be no assurance that competitive pressures in either industry will not materially adversely affect the Company's business, financial condition or results of operations. See "Business--Competition."

    GOVERNMENT REGULATION AND INDUSTRY OVERSIGHT. The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. The Company must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of the Company would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and any such new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on the Company. See "Business-- Government Regulation."

    FLUCTUATIONS IN OPERATING RESULTS. The Company's overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of the Company's operating expenses are relatively fixed. Because several operating divisions and subsidiaries of the Company typically do not obtain long-term purchase orders or commitments from their customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon their discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE OF CERTAIN BUSINESSES ON KEY CUSTOMERS. One customer of the Company, Boeing, accounted for more than 10%, and one other customer accounted for more than 5%, of the Company's consolidated revenues during the 12 months ended March 31, 1998, and the loss of either of these customers could have a material adverse effect on the Company. In addition, certain of the Company's operating divisions and subsidiaries have significant customers, the loss of whom could have an adverse effect on such businesses.

    LIMITED AVAILABILITY OF RAW MATERIALS. Recently, the Company has experienced extended lead times for delivery of aircraft quality castings and extrusions. Such extended lead times may affect the Company's ability to meet its customers' demands on a timely basis. There can be no assurance that the Company will be able to purchase sufficient aircraft-quality castings and extrusions or other raw materials to meet the demands of its customers in the future or that such aircraft-quality castings and extrusions or other raw materials will be available on satisfactory terms or reasonable prices or that such limited availability will not have a material adverse effect on the Company.

    TECHNOLOGICAL DEVELOPMENTS. The aviation industry is constantly undergoing development and change, and accordingly, it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, the Company may need to expend significant capital to purchase new equipment and machines or to train its employees in the new methods of production and service. There can be no assurance that the Company will be successful in developing new products or, that such capital expenditures will not have a material adverse effect on the Company.

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

    RELIANCE ON SKILLED PERSONNEL. From time to time, certain of the Company's operating divisions and subsidiaries have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. The ability of the Company to operate successfully could be jeopardized if the Company is unable to attract and retain a sufficient number of skilled personnel.

    EXISTENCE OF COLLECTIVE BARGAINING AGREEMENTS. Several of the Company's subsidiaries are parties to collective bargaining agreements with labor unions, two of which will expire in the next 12 months. Under those agreements, the Company currently employs approximately 339 full-time employees, and from time to time employs up to an additional 150 temporary employees for its steel erection business, all of whom are members of labor unions. Currently, approximately 16% of the Company's permanent employees are represented by labor unions and approximately 24% of the Aviation Group's revenues and 100% of the Metals Group's revenues are derived from the operating divisions and subsidiaries a portion of whose employees are unionized. The Company's inability to negotiate acceptable contracts with these unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, the Company could experience a significant disruption of its operations and higher ongoing labor costs, which could have an adverse effect on the Company's business and results of operations.

    PRODUCT LIABILITY; CLAIMS EXPOSURE. The Company's overall operations expose it to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by the Company, the failure of an aircraft component designed or manufactured by the Company or the irregularity of metal products processed or distributed by the Company. While the Company believes that its liability insurance is adequate to protect it from such liabilities and while no material claims have been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on the financial condition of the Company. See "Business--Legal Proceedings."

    POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. The Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. Although management believes that the Company's operations and facilities are in material compliance with such laws and regulations, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future. Certain of Company's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON. One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON indemnification covers both (i) the costs and claims associated with all of these environmental remediation activities and liabilities and (ii) the cost of unidentified liabilities that arise from conditions or activities existing at facilities prior to their acquisition from IKON and that are identified before July 22, 2000. Certain other facilities acquired and operated by the Company or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, have been under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under such investigation. The Company is indemnified by prior operators and/or present owners of the facilities for liabilities which the Company incurs as a result of these investigations and the environmental contamination found which pre-dates the Company's acquisition of these facilities. Two Company facilities also have been the subject of notices from a citizen group alleging failure to notify and file reports with appropriate agencies regarding the presence of certain hazardous chemicals in excess of specified threshold quantities, although the citizen group has either withdrawn or ceased actively pursuing these claims. The Company does not maintain environmental liability insurance, and if the Company were required to pay the expenses related to these environmental liabilities, such expenses could have a material adverse effect on the Company. See "Business--Environmental Matters."

ITEM 2. PROPERTIES

    PROPERTIES

    The Company's executive offices are located in Wayne, Pennsylvania, where the Company leases 7,695 square feet of space. In addition, the Company owns or leases the following facilities in which its operating divisions and subsidiaries are located.

                                                                                               SQUARE     OWNED/
LOCATION                                              DESCRIPTION                              FOOTAGE    LEASED
-------------------------  -----------------------------------------------------------------  ---------  ---------
AVIATION GROUP
  Chandler, AZ             Thermal processing facility/office...............................      7,000  Leased
  Phoenix, AZ              Plasma spray facility/office.....................................     13,500  Leased
  Phoenix, AZ              Repair and overhaul shop/office..................................     50,000  Leased
  Phoenix, AZ              Manufacturing facility/office....................................     35,000  Leased
  Tempe, AZ                Manufacturing facility/office....................................     13,500  Owned
  Tempe, AZ                Machine shop.....................................................      9,300  Owned
  Tempe, AZ                Machine shop.....................................................     32,100  Owned
  Chatsworth, CA           Manfacturing facility/office.....................................    101,900  Owned
  Chatsworth, CA           Manufacturing facility...........................................     21,600  Leased
  Glendale, CA             Instrument shop/warehouse/office.................................     25,000  Leased
  Santa Clara, CA          Warehouse/repair shop/office.....................................      1,800  Leased
  Sun Valley, CA           Machine shop/office..............................................     30,000  Owned
  Ft. Lauderdale, FL       Instrument shop/warehouse/office.................................      7,200  Leased
  Shelbyville, IN          Manufacturing facility/office....................................    192,300  Owned
  Shelbyville, IN          Manufacturing facility/office....................................     50,000  Owned
  Wellington, KS           Repair and overhaul/office.......................................     65,000  Leased
  Freeport, NY             Manufacturing facility/office/warehouse..........................     29,000  Owned
  Clemmons, NC             Manufacturing facility/repair/office.............................     20,000  Owned
  Albany, OR               Machine shop/office..............................................     25,000  Owned
  North Wales, PA          Manufacturing facility/office....................................    111,400  Leased
  Austin, TX               Instrument shop/warehouse/office.................................      4,500  Leased
  Fort Worth, TX           Manufacturing facility/office....................................    114,100  Owned
  Brookfield, WI           Manufacturing facility/office....................................     62,000  Leased
METALS GROUP
  Bridgeview, IL           Steel processing facility/office.................................    135,700  Leased
  Chicago, IL              Steel distributing facility/office...............................    140,000  Owned
  Cleveland, OH            Steel fabrication facility/office................................    163,000  Owned
  Plain City, OH           Office...........................................................      2,000  Leased

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

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated:

                                                                                HIGH        LOW
                                                                              ---------  ---------
FISCAL 1998
  1st Quarter...............................................................  $31 7/8    $22 3/4
  2nd Quarter...............................................................  33 5/8     27 1/8
  3rd Quarter...............................................................  37 1/4     30 1/2
  4th Quarter...............................................................  45         32 15/16

FISCAL 1997
  3rd Quarter(1)............................................................  $27 1/4    $20 7/8
  4th Quarter...............................................................  31 3/4     24

------------------------

(1) Commencing on October 25, 1996, the day on which trading commenced following the Company's initial public offering.

    As of May 29, 1998, the reported closing price for the Common Stock was $49. As of May 29, 1998, there were approximately 52 holders of record of the Common Stock and the Company believes that its Common Stock was beneficially owned by 1,520 persons.

    The Company has never declared or paid cash dividends on any class of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, and reinvest them in the development of its business. The Credit Facility and the Company's 10.5% subordinated promissory note in the aggregate principal amount of $5.5 million payable to Teleflex Incorporated prohibit the Company from paying dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                PREDECESSOR
                                                  COMPANY
                                               -------------                            TRIUMPH GROUP, INC.
                                                                                       ----------------------
                                               EIGHT MONTHS   TEN MONTHS
                                                   ENDED         ENDED                      YEARS ENDED
                                                  MAY 31,      MARCH 31,                     MARCH 31,
                                               -------------  -----------              ----------------------
                                                  1993(1)        1994         1995      1996(2)     1997(3)     1998(4)
                                               -------------  -----------  ----------  ----------  ----------  ----------
                                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
Historical Operating Data:
Aviation Group
  Net sales..................................   $    46,517    $  57,257   $   70,714  $  100,166  $  167,731  $  242,317
  Cost of products sold......................        34,568       39,941       51,395      70,643     110,932     164,978
                                               -------------  -----------  ----------  ----------  ----------  ----------
  Gross profit...............................        11,949       17,316       19,319      29,523      56,799      77,339
  Selling, general and administrative........         5,830        6,799        8,761      12,915      24,228      29,611
  Depreciation and amortization..............         1,413        1,379        1,780       2,513       5,066       7,991
                                               -------------  -----------  ----------  ----------  ----------  ----------
  Operating income, before corporate
    expense(5)...............................         4,706        9,138        8,778      14,095      27,505      39,737
Metals Group
  Net sales..................................        57,216       72,738       93,451      86,608      82,747      87,141
  Cost of products sold......................        45,293       57,154       74,441      69,097      65,118      68,333
                                               -------------  -----------  ----------  ----------  ----------  ----------
  Gross profit...............................        11,923       15,584       19,010      17,511      17,629      18,808
  Selling, general and administrative........         7,704        9,614       11,715      11,874      12,177      12,225
  Depreciation and amortization..............           658          594          916         999         979       1,100
                                               -------------  -----------  ----------  ----------  ----------  ----------
  Operating income, before corporate
    expense(5)...............................         3,561        5,376        6,379       4,638       4,473       5,483
                                               -------------  -----------  ----------  ----------  ----------  ----------
  Combined operating income, before corporate
    expene...................................   $     8,267       14,514       15,157      18,733      31,978      45,220
                                               -------------
                                               -------------
  Corporate expense(6).......................                      1,573        1,606       2,522       4,371       3,944
  Interest expense...........................                      4,908        6,589       7,318       6,591       3,963
  Gain on sale of assets.....................                     --           --          --          --          (2,250)
                                                              -----------  ----------  ----------  ----------  ----------
  Income from continuing operations, before
    income taxes and extra-ordinary items....                      8,033        6,962       8,893      21,016      39,563
  Income tax expense.........................                      3,125        2,598       3,699       8,461      15,561
                                                              -----------  ----------  ----------  ----------  ----------
  Income from continuing operations, before
    extraordinary items......................                      4,908        4,364       5,194      12,555      24,002
  Extraordinary (loss) gain, net of income
    taxes....................................                     --           --          --          (1,478)        610
  (Loss) income from discontinued
    operations...............................                       (462)      (2,852)      4,496      --          --
                                                              -----------  ----------  ----------  ----------  ----------
  Net income.................................                  $   4,446   $    1,512  $    9,690  $   11,077  $   24,612
                                                              -----------  ----------  ----------  ----------  ----------
                                                              -----------  ----------  ----------  ----------  ----------
Preferred stock dividends and accretion......                       (366)        (489)       (740)       (460)     --
Redemption of preferred stock................                     --           --          --          (1,746)     --
                                                              -----------  ----------  ----------  ----------  ----------
Income available to common stockholders......                  $   4,080   $    1,023  $    8,950  $    8,871  $   24,612
                                                              -----------  ----------  ----------  ----------  ----------
                                                              -----------  ----------  ----------  ----------  ----------

                                                PREDECESSOR
                                                  COMPANY
                                               -------------                            TRIUMPH GROUP, INC.
                                                                                       ----------------------
                                               EIGHT MONTHS   TEN MONTHS
                                                   ENDED         ENDED                      YEARS ENDED
                                                  MAY 31,      MARCH 31,                     MARCH 31,
                                               -------------  -----------              ----------------------
                                                  1993(1)        1994         1995      1996(2)     1997(3)     1998(4)
                                               -------------  -----------  ----------  ----------  ----------  ----------
                                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
Earnings per share(7):
  Income from continuing operations, before
    extraordinary items(7):
    Basic....................................                  $    0.78   $     0.66  $     0.76  $     1.39  $     2.29
    Diluted..................................                       0.70         0.60        0.68        1.27        2.14
Shares used in computing earnings per share:
    Basic....................................                      5,850        5,850       5,850       7,447      10,485
    Diluted..................................                      6,500        6,500       6,514       8,146      11,231

Balance Sheet Data:
Working capital..............................   $    33,296    $  49,152   $   39,609  $   60,379  $   56,288  $   92,171
Total assets.................................       152,761      104,905      111,386     161,406     171,315     301,445
Long-term debt, including current portion....        69,013       74,403       71,738      98,769      24,392      34,498
Redeemable preferred stock...................       --             1,423        1,912       2,652      --          --
Total stockholders' equity...................        63,398        5,080        6,094      15,065      91,413     182,879

------------------------

(1) Financial information related to the eight month period ended May 31, 1993 is unaudited and represents operating results for the divisions and subsidiaries of the predecessor company which were purchased by the Company as of June 1, 1993. Information is provided through operating income to assist the reader in evaluating the Company's historical operating trends. Financial information after operating income is excluded as the information is not comparable to subsequent periods because of the significantly changed corporate organization and capital structure which resulted from the Acquisition.

(2) Results include the acquisitions of Triumph Controls, Inc. and Air Lab, Inc. from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(3) Results include the acquisition of Advanced Materials Technologies, Inc. from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(4) Results include the acquisitions of JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc. from the date of each respective acquisition, and the sales of Air Lab and Deluxe Specialties Mfg., Co. See Notes 3 and 4 to the Consolidated Financial Statements.

(5) Operating income, before corporate expense, is presented by group to assist the reader in evaluating each of the group's results of operations before financing and corporate expenses.

(6) Corporate expenses primarily consist of compensation, rent and general costs related to the operation of the Company's corporate office and other general expenses of the Company including professional fees.

(7) The earnings per share amounts prior to 1998 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

    AVIATION GROUP

    NET SALES. Net sales for the Aviation Group increased by $74.6 million, or 44.5%, to $242.3 million for fiscal 1998 from $167.7 million for fiscal 1997. This increase was primarily due to the inclusion of an aggregate of $77.8 million and $17.8 million in net sales for Advanced Materials Technologies, Inc. ("AMTI"), Frisby Aerospace, Inc. ("Frisby"), Hydro-Mill Co. ("Hydro"), Stolper-Fabralloy Company ("Stolper") and JDC Company ("JDC") in fiscal 1998 and fiscal 1997, respectively. The increase is partially offset by a reduction in sales due to the sale of the Company's Air Lab division ("Air Lab") in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million and $5.5 million for the years ended March 31, 1998 and 1997, respectively. Net sales for the other operating divisions and subsidiaries in the Aviation Group, experienced a 12.4% increase in net sales over fiscal 1997. Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $54.0 million, or 48.7%, to $165.0 million for fiscal 1998 from $110.9 million for fiscal 1997. This increase was primarily due to the inclusion of $51.5 million and $10.1 million in fiscal 1998 and fiscal 1997, respectively, of costs of products sold associated with net sales generated by AMTI, Frisby, Hydro, Stolper and JDC. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group.

    GROSS PROFIT. Gross profit for the Aviation Group increased by $20.5 million, or 36.2%, to $77.3 million for fiscal 1998 from $56.8 million for fiscal 1997. This increase was primarily due to the inclusion of $26.4 million and $7.7 million in fiscal 1998 and 1997, respectively, of gross profit on the net sales generated by AMTI, Frisby, Hydro, Stolper and JDC. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group. As a percentage of net sales, gross profit for the Aviation Group was 31.9% and 33.9% for fiscal 1998 and fiscal 1997, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $5.4 million, or 22.2%, to $29.6 million for fiscal 1998 from $24.2 million for fiscal 1997, primarily due to the AMTI, Frisby, Hydro, Stolper and JDC acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $2.9 million, or 57.7%, to $8.0 million for fiscal 1998 from $5.1 million for fiscal 1997, primarily due to the assets acquired in connection with the AMTI, Frisby, Hydro, Stolper and JDC acquisitions.

    OPERATING INCOME. Operating income for the Aviation Group increased by $12.2 million, or 44.5%, to $39.7 million, excluding the $1.3 million gain on the sale of Air Lab, for fiscal 1998 from $27.5 million for fiscal 1997. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by AMTI, Frisby, Hydro, Stolper and JDC, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 16.4% for both fiscal 1998 and fiscal 1997.

    METALS GROUP

    NET SALES. Net sales for the Metals Group increased by $4.4 million, or 5.3%, to $87.1 million for fiscal 1998 from $82.7 million for fiscal 1997. This increase was primarily due to increased demand for both flat-rolled and electro-galvanized steel products processed by the Company.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $3.2 million, or 4.9%, to $68.3 million for fiscal 1998 from $65.1 million for fiscal 1997. This increase was primarily due to increased sales volume partially offset by lower costs of raw materials.

    GROSS PROFIT. Gross profit for the Metals Group increased by $1.2 million, or 6.7%, to $18.8 million for fiscal 1998 from $17.6 million for fiscal 1997, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.6% and 21.3% for fiscal 1998 and fiscal 1997, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group remained unchanged at $12.2 million for fiscal 1998 from fiscal 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group increased by $0.1 million, or 12.4%, to $1.1 million for fiscal 1998 from $1.0 million for fiscal 1997.

    OPERATING INCOME. Operating income for the Metals Group increased by $1.0 million, or 22.6%, to $5.5 million, excluding the $1.0 million gain on the sale of Deluxe Specialties, Mfg Co. ("Deluxe"), for fiscal 1998 from $4.5 million for fiscal 1997, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 6.3% and 5.4% for fiscal 1998 and fiscal 1997, respectively.

    OVERALL RESULTS

    CORPORATE EXPENSES. Corporate expenses decreased by $0.4 million, or 9.8%, to $3.9 million for fiscal 1998 from $4.4 million for fiscal 1997.

    INTEREST EXPENSE. Interest expense decreased by $2.6 million, or 39.9%, to $4.0 million for fiscal 1998 from $6.6 million for fiscal 1997. This decrease was primarily due to reduced debt levels associated with the application of the proceeds from the public offering of the Company's Common stock and the proceeds from the sale of Air Lab, partially offset by the acquisitions of Frisby, Hydro, Stolper and JDC, the cash portions of which were financed by borrowings under the Company's credit agreement.

    INCOME TAX EXPENSE. The effective tax rate was 39.3% for fiscal 1998 and 40.3% for fiscal 1997.

    INCOME FROM CONTINUING OPERATIONS, BEFORE EXTRAORDINARY ITEMS. Income from continuing operations, before extraordinary items increased by $11.4 million, or 91.2%, to $24.0 million for fiscal 1998 from $12.6 million for fiscal 1997. This increase was primarily due to the contribution generated by AMTI, Frisby, Hydro, Stolper and JDC and the overall favorable conditions in the aviation industry resulting in increased net sales of the Company's products and services.

    EXTRAORDINARY ITEMS. An extraordinary gain in fiscal 1998 of $0.6 million (net of tax provision of $0.4 million) relates to a discount for the prepayment of the $8.0 million subordinated note payable to IKON Office Solutions, Inc. An extraordinary loss in fiscal 1997 of $1.5 million (net of tax benefit of $1.0 million), relates to prepayment premiums and the related write-off of unamortized deferred financing costs due to the early retirement of 11% senior subordinated notes, senior term loans and the revolving credit facility.

    NET INCOME. Net income increased by $13.5 million, or 122.2%, to $24.6 million for fiscal 1998 from $11.1 million for fiscal 1997. The increase in fiscal 1998 net income was primarily attributable to the strong results of the Aviation Group, the extraordinary loss recorded in fiscal 1997 and the extraordinary gain recorded in fiscal 1998.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

    AVIATION GROUP

    NET SALES. Net sales for the Aviation Group increased by $67.6 million, or 67.5%, to $167.7 million for fiscal 1997 from $100.2 million for fiscal 1996. This increase was primarily due to the inclusion of an aggregate of $62.7 million and $11.0 million in net sales for Triumph Controls, Inc. ("TCI"), Air Lab and AMTI in fiscal 1997 and fiscal 1996, respectively. Net sales for the other operating divisions and subsidiaries in the Aviation Group, experienced a 17.8% increase in net sales over fiscal 1996. Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

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

    OPERATING INCOME. Operating income for the Aviation Group increased by $13.4 million, or 95.1%, to $27.5 million for fiscal 1997 from $14.1 million for fiscal 1996. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by TCI, Air Lab and AMTI, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 16.4% and 14.1% for fiscal 1997 and fiscal 1996, respectively.

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

    GROSS PROFIT. Gross profit for the Metals Group increased by $0.1 million, or 0.7%, to $17.6 million for fiscal 1997 from $17.5 million for fiscal 1996, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.3% and 20.2% for fiscal 1997 and fiscal 1996, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group increased by $0.3 million, or 2.6%, to $12.2 million for fiscal 1997 from $11.9 million for fiscal 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $1.0 million for fiscal 1997 and 1996.

    OPERATING INCOME. Operating income for the Metals Group decreased by $0.1 million, or 3.6%, to $4.5 million for fiscal 1997 from $4.6 million for fiscal 1996, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.4% for both years.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $13.6 million of cash flows from operating activities for the twelve months ended March 31, 1998. The Company used approximately $83.4 million in investing activities, and raised $73.4 million in financing activities for the twelve months ended March 31, 1998. As of March 31, 1998, $106.0 million was available under the $125.0 million credit facility (the "Credit Facility"). On October 24, 1997, the Company amended the Credit Facility, increasing it to $125.0 million from $85.0 million. The Credit Facility matures on March 31, 2003 and bears interest, at the option of the Company, at the fluctuating prime rate or LIBOR, plus applicable points. On March 31, 1998, an aggregate amount of approximately $17.7 million was outstanding under the Credit Facility, $14.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.9875% per annum, and $3.7 million of which was accruing at the prime rate of 8.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

    On September 15, 1997, the Company retired the remaining $8.0 million subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provided for a $1.0 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7.0 million was funded by the Company's long-term borrowings under its revolving credit facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million net of income taxes of $0.4 million.

    In July 1997, the Company entered into a $10.0 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July 1998 and may be continued or renewed at that time. No amount was outstanding on the Line of Credit as of March 31, 1998.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate. At March 31, 1998, the interest rate of the Bonds was 3.95%.

    Capital expenditures were approximately $14.2 million for the twelve months ended March 31, 1998 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility and from the proceeds from the Bonds. The Company expects capital expenditures to be approximately $22.0 million for its fiscal year ending March 31, 1999. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

    In fiscal 1998, the Company acquired substantially all of the assets of Frisby and JDC and also acquired all of the outstanding stock of Stolper and Hydro. Frisby designs, manufactures, assembles and tests precision aircraft components and subsystems from facilities located in Freeport, New York and Clemmons, North Carolina. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. Stolper fabricates sheet metal from high temperature alloys and provides repair and overhaul service to aerospace end-users from facilities located in Brookfield, Wisconsin and Phoenix, Arizona. Hydro, based in Chatsworth, California, manufactures precision machined structural parts and assemblies for the aerospace industry. The combined cash purchase price for these acquisitions was $80,708 which was funded by borrowings under the Company's long-term debt agreements. The Frisby acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each anniversary of the acquisition through the year 2003.

    Also in fiscal 1998, the Company sold substantially all of the assets of Deluxe and Air Lab for $10,697 in cash and the assumption by the purchaser of certain liabilities. The Company also sold a portion of the assets of one of its divisions. In connection with the sale of Air Lab, the Company and Sextant Avionique, Inc. ("Sextant") entered into a five year marketing and service agreement pursuant to which A. Biederman, a division of the Company, will serve as an authorized warranty and nonwarranty repair station for certain products of Sextant and as an authorized distributor for spare parts of Sextant. The Company believes that such marketing and service agreement will enhance customer service and increase its market share in instrument repair and distribution.

    In November 1997, the Company completed the sale of 2,000,845 shares of its Common Stock for $33.00 a share through an underwritten public offering. In addition, the Company granted the Underwriters of its public offering a 30 day option to purchase additional shares to cover over-allotments. In December 1997, the Underwriters exercised the over-allotment option and the Company sold an additional 143,100 shares of its Common Stock. The net proceeds from the sale of $66.8 million were used to repay long-term debt.

    The Company believes that cash generated by operations, borrowings under the Credit Facility, and proceeds from the Bonds will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.

    YEAR 2000 DATE CONVERSION

    The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

    The Company recognizes the issue and has engaged in the review and modification procedures necessary to make its systems Year 2000 compliant. Each operating unit is taking the lead for its own conversion and most of the conversion activities are occurring in conjunction with normal sustaining activities.

    Conversions are planned to be completed by the end of Fiscal 1999. The Company does not anticipate that internal Year 2000 conversion issues will materially impact operations or operating results.

    FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's registration statement on Form S-3 filed with Securities and Exchange Commission and in Item 1 of this Annual Report on Form 10-K, for the year ended March 31, 1998, filed with the SEC in June 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

    We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 17, 1998

                              TRIUMPH GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
                                                ASSETS
Current assets:
  Cash....................................................................................  $      993  $    4,642
  Accounts receivable, less allowance for doubtful accounts:
    1997--$1,619 and 1998--$1,840.........................................................      39,220      63,433
  Inventories.............................................................................      54,310      77,103
  Prepaid expenses and other..............................................................       1,036       1,298
  Deferred income taxes...................................................................       1,795       2,763
                                                                                            ----------  ----------
    Total current assets..................................................................      97,354     149,239
Property and equipment, net...............................................................      48,349      78,829
Excess of cost over net assets acquired, net..............................................      13,516      55,998
Intangible assets and other, net..........................................................      12,096      17,379
                                                                                            ----------  ----------
    Total assets..........................................................................  $  171,315  $  301,445
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   20,461  $   27,396
  Accrued expenses........................................................................      16,255      24,285
  Income taxes payable....................................................................       3,951       4,712
  Current portion of long-term debt.......................................................         399         675
                                                                                            ----------  ----------
    Total current liabilities.............................................................      41,066      57,068
Long-term debt, less current portion......................................................      23,993      33,823
Deferred income taxes and other...........................................................      14,843      27,675
Stockholders equity:
  Common stock, $.001 par value, 15,000,000 shares authorized, 5,801,898 and 8,547,236
    shares issued and outstanding at March 31, 1997 and 1998, respectively................           6           9
  Class D common stock convertible, $.001 par value, 6,000,000 shares authorized,
    3,947,690 and 3,348,535 shares issued and outstanding at March 31, 1997 and 1998,
    respectively..........................................................................           4           3
  Capital in excess of par value..........................................................      68,479     135,331
  Retained earnings.......................................................................      22,924      47,536
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      91,413     182,879
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  171,315  $  301,445
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  186,774  $  250,478  $  329,458
Operating costs and expenses:
  Cost of products sold......................................................     139,740     176,050     233,311
  Selling, general and administrative........................................      27,288      40,748      45,723
  Depreciation and amortization..............................................       3,535       6,073       9,148
  Gain on sale of companies..................................................          --          --      (2,250)
                                                                               ----------  ----------  ----------
                                                                                  170,563     222,871     285,932
                                                                               ----------  ----------  ----------
Operating income.............................................................      16,211      27,607      43,526
Interest expense.............................................................       7,318       6,591       3,963
                                                                               ----------  ----------  ----------
Income from continuing operations, before income taxes and extraordinary
  items......................................................................       8,893      21,016      39,563
Income tax expense...........................................................       3,699       8,461      15,561
                                                                               ----------  ----------  ----------
Income from continuing operations, before extraordinary items................       5,194      12,555      24,002
Extraordinary (loss) gain, net of income taxes...............................          --      (1,478)        610
Income from discontinued operations..........................................       4,496          --          --
                                                                               ----------  ----------  ----------
Net Income...................................................................  $    9,690  $   11,077  $   24,612
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Preferred stock dividends and accretion......................................        (740)       (460)         --
Redemption of preferred stock................................................          --      (1,746)         --
                                                                               ----------  ----------  ----------
Income available to common stockholders......................................  $    8,950  $    8,871  $   24,612
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Per Share--Basic:
  Income from continuing operations, before extraordinary items..............  $     0.76  $     1.39  $     2.29
  Extraordinary (loss) gain, net of income taxes.............................          --       (0.20)       0.06
  Income from discontinued operations........................................        0.77          --          --
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     1.53  $     1.19  $     2.35
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding--Basic............................       5,850       7,447      10,485
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Per Share--Assuming Dilution:
  Income from continuing operations, before extraordinary items..............  $     0.68  $     1.27  $     2.14
  Extraordinary (loss) gain, net of income taxes.............................          --       (0.18)       0.05
  Income from discontinued operations........................................        0.69          --          --
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     1.37  $     1.09  $     2.19
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding--Assuming Dilution................       6,514       8,146      11,231
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                            COMMON      CAPITAL IN
                                                             STOCK      EXCESS OF    TREASURY    RETAINED
                                                          ALL CLASSES   PAR VALUE      STOCK     EARNINGS     TOTAL
                                                         -------------  ----------  -----------  ---------  ----------
Balance at March 31, 1995..............................    $       6    $      994   $      (9)  $   5,103  $    6,094
  Net income...........................................                                              9,690       9,690
  Redeemable preferred stock dividends.................                                               (594)       (594)
  Accretion of redeemable preferred stock..............                                               (146)       (146)
  Sale of 26,000 shares of common stock................                         12           9                      21
                                                                 ---    ----------         ---   ---------  ----------
Balance at March 31, 1996..............................            6         1,006          --      14,053      15,065
  Net income...........................................                                             11,077      11,077
  Issuance of 3,000,000 shares of common stock in
    public offering and direct sale (net of $1,250
    issuance costs)....................................            3        51,757                              51,760
  Redeemable preferred stock dividends.................                                               (370)       (370)
  Accretion of redeemable preferred stock..............                                             (1,836)     (1,836)
  Compensation in stock options issued to employee.....                         80                                  80
  Purchase of 45,500 shares of common stock............                                    (85)                    (85)
  Acquisition consideration in stock options issued....                        164                                 164
  Exercise of options to purchase common stock.........                                     75                      75
  Conversion of minority interest in subsidiary to
    common stock.......................................                        619                                 619
  Retirement of treasury stock.........................                        (10)         10                      --
  Exchange of redeemable preferred stock for common
    stock..............................................                      4,858                               4,858
  Exchange of junior subordinated promissory notes for
    common stock.......................................            1        10,005                              10,006
                                                                 ---    ----------         ---   ---------  ----------
Balance at March 31, 1997..............................           10        68,479          --      22,924      91,413
  Net income...........................................                                             24,612      24,612
  Issuance of 2,143,945 shares of common stock in
    public offering (net of $400 issuance costs).......            2        66,810                              66,812
  Exercise of options to purchase common stock.........                         42                                  42
                                                                 ---    ----------         ---   ---------  ----------
Balance at March 31, 1998..............................    $      12    $  135,331   $      --   $  47,536  $  182,879
                                                                 ---    ----------         ---   ---------  ----------
                                                                 ---    ----------         ---   ---------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1996        1997        1998
                                                                                ----------  ----------  ----------
Operating Activities
Net income....................................................................  $    9,690  $   11,077  $   24,612
Adjustments to reconcile net income to net cash provided by operating activities:
  Discontinued operations.....................................................      (4,396)     --          --
  Gain on sale of companies...................................................      --          --          (2,250)
  Gain on extinguishment of debt..............................................      --          --          (1,000)
  Depreciation and amortization...............................................       3,535       6,073       9,148
  Other amortization included in interest expense.............................         276         206         139
  Provision for doubtful accounts receivable..................................         243         959         173
  Provision for deferred income taxes.........................................         719       1,067       3,555
  Interest on subordinated and junior subordinated promissory notes paid by
    issuance of additional notes..............................................       1,161       1,550         758
  Write-off deferred financing costs..........................................      --             915      --
  Changes in other current assets and liabilities, net of
    acquisitions and dispositions of businesses...............................       3,799     (13,483)    (20,340)
  Other.......................................................................       1,074        (215)     (1,216)
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................      16,101       8,149      13,579
                                                                                ----------  ----------  ----------
Investing Activities
Capital expenditures, net.....................................................      (1,897)     (8,183)    (14,220)
Proceeds from sale of discontinued operations.................................      --          27,350      --
Proceeds from sale of companies, net of cash sold.............................      --          --          11,572
Cost of businesses acquired, net of cash acquired.............................     (34,137)     (7,950)    (80,708)
                                                                                ----------  ----------  ----------
Net cash (used in) provided by investing activities...........................     (36,034)     11,217     (83,356)
                                                                                ----------  ----------  ----------
Financing Activities
Net proceeds from common stock offering.......................................      --          51,760      66,812
Net increase (decrease) in revolving credit facility..........................       2,129     (23,841)      9,013
Sale (purchase) of treasury stock, net........................................          21         (10)     --
Proceeds from exercise of stock options.......................................      --          --              42
Proceeds from issuance of long-term debt......................................      20,827      54,065       5,000
Refinancing and retirement of long-term debt..................................      --         (93,616)     (7,000)
Repayment of debt and capital lease obligations...............................      (3,251)     (6,872)       (423)
Payment of deferred financing cost............................................      --            (398)        (18)
                                                                                ----------  ----------  ----------
Net cash provided by (used in) financing activities...........................      19,726     (18,912)     73,426
                                                                                ----------  ----------  ----------
Net change in cash............................................................        (207)        454       3,649
Cash at beginning of year.....................................................         746         539         993
                                                                                ----------  ----------  ----------
Cash at end of year...........................................................  $      539  $      993  $    4,642
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

    Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, is engaged in aviation services and metals converting and distribution.

    The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries (collectively, the "Company"). Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Triumph's aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers and original equipment manufacturers on a worldwide basis. Triumph's metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container, farm equipment and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. At March 31, 1998, trade accounts receivable from AlliedSignal and Boeing Airplane Co. ("Boeing") represented approximately 16% and 12%, respectively, of total accounts receivable. The Company had no other significant concentrations of credit risk. For fiscal 1998, Boeing represented approximately 14% of consolidated sales, mainly due to the combination of Boeing, McDonnell Douglas and Rocketdyne. No other single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer, including Boeing, could have a material effect on the Company and its operating subsidiaries. During fiscal years 1997 and 1998, the Company had export sales of $32,853 and $45,237, respectively.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    EARNINGS PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS had been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of securities that could

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be exercised or converted into common stock. The following is a reconciliation between the average outstanding shares used in the calculation of basic and diluted EPS:

                                                                                              YEARS ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                           1996       1997       1998
                                                                                         ---------  ---------  ---------

                                                                                                   (THOUSANDS)
Weighted average common shares outstanding.............................................      5,850      7,447     10,485
Net effect of dilutive stock options...................................................         14         49         96
Net effect of dilutive warrant.........................................................        650        650        650
                                                                                         ---------  ---------  ---------
Weighted average common shares outstanding--assuming dilution..........................      6,514      8,146     11,231
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements are expected to have no material effect on the Company's results of operations, financial condition, capital resources or liquidity.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39-1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which is depreciated over a period of 3 to 10 years).

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty-five to thirty years. Accumulated amortization at March 31, 1997 and 1998 was $609 and $1,896, respectively. The carrying value of excess of cost over net assets acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

    INTANGIBLE ASSETS

    Intangible assets at March 31, 1997 and 1998 of $9,897 and $14,793, respectively, consist primarily of patents, trademarks, aerospace designs and covenant not-to-compete agreements. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty-five years. Accumulated amortization at March 31, 1997 and 1998 was $2,199 and $4,103, respectively.

    REVENUE RECOGNITION

    Revenues are recorded when services are performed or when products are shipped except for long-term construction contracts which are recorded on the percentage-of-completion method based on the relationship between actual costs incurred and total estimated costs at completion. Estimated costs to

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) complete for each contract are reviewed periodically as work progresses and appropriate adjustments are made to revenue recognition percentages, if necessary. In the event such estimates indicate a loss would be incurred on the contract, the estimated amount of such loss would be recognized in the period the estimated loss was determined. Sales from long-term construction contracts approximated 12%, 7% and 4% of total sales for the years ended March 31, 1996, 1997 and 1998, respectively.

    STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 9).

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    In fiscal 1998, the Company acquired substantially all of the assets of Frisby Aerospace ("Frisby") and J.D. Chapdelaine Co. ("JDC") and also acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper") and Hydro-Mill Company ("Hydro"). Frisby designs, manufactures, assembles and tests precision aircraft components and subsystems from facilities located in Freeport, New York and Clemmons, North Carolina. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. Stolper fabricates sheet metal from high temperature alloys and provides repair and overhaul service to aerospace end-users from facilities located in Brookfield, Wisconsin and Phoenix, Arizona. Hydro, based in Chatsworth, California, manufactures precision machined structural parts and assemblies for the aerospace industry. The combined purchase price for these acquisitions was $93,632. The purchase price includes cash paid at closing, in certain instances notes payable to the former owner, a long-term liability related to a covenant not-to-compete contract, the assumption of certain liabilities and direct costs of the acquisitions. The combined excess of purchase price over net assets acquired of $43,769 is being amortized on a straight-line basis over twenty-five to thirty years. The Frisby acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each anniversary of the acquisition through year 2003.

    In fiscal 1997, the Company acquired all of the outstanding stock of Advanced Materials Technologies, Inc. ("AMTI") based in Tempe, Arizona for an aggregate purchase price of $16,257, including cash consideration, an option to purchase 13,000 shares of the Company's Class A Common Stock at an exercise price of $1.87 per share valued at $164, a five-year covenant not-to-compete contract and the assumption of certain liabilities and direct costs of the transaction. AMTI repairs and refurbishes gas turbine engine components used in the aviation industry. The excess of the purchase price over the fair value of net assets acquired of $2,870 is being amortized over twenty-five years on a straight-line basis.

    In fiscal 1996, the Company acquired substantially all of the assets of Triumph Controls, Inc. ("TCI"), formerly a division of Teleflex, Incorporated ("Teleflex"), and Air Lab, Inc. ("Air Lab"), for an aggregate purchase price of $43,500. TCI manufactures and services mechanical controls for a broad range of end users, primarily in the aviation industry. Air Lab services instruments and avionics for the commercial aviation industry. The purchase price includes cash paid, a long-term note, assumption of certain liabilities

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS (CONTINUED)
and direct costs of the acquisition. The aggregate purchase price was allocated to the assets based on their estimated fair values, including $5,500 of intangible assets (patents, trademarks and aerospace designs). The excess of the purchase price over the fair value of net assets acquired of $10,960 is being amortized over twenty-five years on a straight-line basis.

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

    The following unaudited pro forma information has been prepared assuming the above acquisitions had taken place at the beginning of the year preceding the year of acquisition.

                                                                                      YEAR ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  230,168  $  331,835  $  374,809
Income from continuing operations, before extraordinary items................       8,317      13,927      25,186
Income from continuing operations, before extraordinary items per share:
  Basic......................................................................        1.30        1.57        2.40
  Diluted....................................................................        1.16        1.44        2.24
Net income...................................................................      12,813      12,449      25,796
Net income per common share:
  Basic......................................................................        2.06        1.38        2.46
  Diluted....................................................................        1.85        1.26        2.30

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

4. DIVESTITURES AND DISCONTINUED PAPER OPERATIONS

    In fiscal 1998, the Company sold substantially all of the assets of Deluxe Specialties Mfg. Co. ("Deluxe") and Air Lab for $10,697 in cash and the assumption by the purchasers of certain liabilities. The Company also sold a portion of the assets of one of its divisions. The reported results for the year ended March 31, 1998, include the $2,250 gain on sale of these assets. For the years ended March 31, 1996, 1997 and 1998 these entities had net sales of $11,553, $15,697, and $12,906, respectively, and operating income of $983, $1,568, and $1,386, respectively.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DIVESTITURES AND DISCONTINUED PAPER OPERATIONS (CONTINUED)
    The following is a summary of the results of operations of the Company's paper converting business:

                                                                                                   YEAR ENDED
                                                                                                 MARCH 31, 1996
                                                                                              --------------------
Net sales...................................................................................       $   99,531
Income from operations (net of taxes of $1,156).............................................            2,046
Gain on sale (net of taxes--$1,633).........................................................            2,450
                                                                                                      -------
Income from discontinued operations.........................................................       $    4,496
                                                                                                      -------
                                                                                                      -------

    Interest expense of $2,045 was allocated to Quality Park Products, Inc. for the year ended March 31, 1996. This amount is included in the income from discontinued operations for that year. This cost was allocated based on the operation's actual borrowings.

5. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out or last-in, first-out methods) or market. The components of inventories are as follows:

                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Raw materials...............................................................................  $  15,863  $  23,665
Work-in-process.............................................................................     17,295     26,796
Finished goods..............................................................................     21,694     27,228
                                                                                              ---------  ---------
Total inventories at FIFO cost..............................................................     54,852     77,689
Less allowance to reduce certain FIFO costs to LIFO basis...................................        542        586
                                                                                              ---------  ---------
Total inventories...........................................................................  $  54,310  $  77,103
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Approximately 12% of the inventory is valued using the LIFO method at March 31, 1997 and 1998.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INCOME TAXES

    The components of income tax expense related to continuing operations are as follows:

                                                                                           YEAR ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
Current:
    Federal.........................................................................  $   2,689  $   6,453  $  10,430
    State...........................................................................        291        941      1,576
                                                                                      ---------  ---------  ---------
                                                                                          2,980      7,394     12,006
Deferred:
    Federal.........................................................................        574      1,169      2,993
    State...........................................................................        145       (102)       562
                                                                                      ---------  ---------  ---------
                                                                                            719      1,067      3,555
                                                                                      ---------  ---------  ---------
                                                                                      $   3,699  $   8,461  $  15,561
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                                                        YEAR ENDED
                                                                                                         MARCH 31,
                                                                                              -------------------------------
                                                                                                1996       1997       1998
                                                                                              ---------  ---------  ---------
Statutory federal income tax rate...........................................................       34.0%      35.0%      35.0%
State and local income tax rate, net of federal tax benefit.................................        3.2        2.6        3.5
Miscellaneous permanent items and non-deductible accruals...................................        1.3        0.8        0.9
Other.......................................................................................        3.1        1.9       (0.1)
                                                                                                    ---        ---        ---
Effective income tax rate...................................................................       41.6%      40.3%      39.3%
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Deferred tax assets:
    Net operating loss carryforwards........................................................  $  --      $     436
    Accruals and reserves...................................................................        815      1,267
    Accounts receivable.....................................................................        315        272
    Inventories.............................................................................        947      1,158
                                                                                              ---------  ---------
Deferred tax liabilities:                                                                         2,077      3,133
    Property and equipment..................................................................      6,214     13,906
    Other assets............................................................................      3,240      5,129
    Prepaid expenses and other..............................................................        812        900
                                                                                              ---------  ---------
                                                                                                 10,266     19,935
                                                                                              ---------  ---------
Net deferred tax liabilities................................................................  $   8,189  $  16,802
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INCOME TAXES (CONTINUED)

    Income taxes paid during the years ended March 31, 1996, 1997 and 1998 were $904, $6,413 and $10,611, respectively. At March 31, 1996, the Company had alternative minimum tax credit carryforwards of $1,558 for income tax purposes which were fully utilized in 1997.

7. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Revolving credit facility...................................................................  $   8,707  $  17,720
Subordinated promissory notes...............................................................     14,246     10,964
Industrial revenue bonds....................................................................     --          5,000
Other debt and capital lease obligations....................................................      1,439        814
                                                                                              ---------  ---------
                                                                                                 24,392     34,498
Less current portion........................................................................        399        675
                                                                                              ---------  ---------
                                                                                              $  23,993  $  33,823
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    On March 30, 1998, the Company amended and restated its existing $125,000 credit agreement ("Credit Facility") with its lenders to extend the maturity date of the existing Credit Facility, reduce interest rates and amend certain covenants. The Credit Facility bears interest at either LIBOR plus between 0.30% and 1.00% (0.375% and 1.25% at March 31, 1997) or the prime rate (or the Federal funds rate plus 0.5% if greater) at the option of the Company and expires on March 21, 2003 (2002 at March 31, 1997). The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% (0.125% and 0.25% at March 31,1997) on the unused portion of the Credit Facility without penalty. Additionally, the Company may allocate up to $5,000 of the available Credit Facility for the issuance of letters of credit of which $1,000 and $1,300 was used as of March 31, 1997 and 1998, respectively.

    On September 15, 1997, the Company retired the remaining $8,000 subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation). The terms of the note provided for a $1,000 discount in the event the note was repaid by October 1, 1997. The cash payment of $7,000 was funded by the Company's long-term borrowings under its Credit Facility. The early extinguishment of this debt resulted in an extraordinary gain of $610, net of income taxes of $390.

    In July 1997, the Company entered into a $10,000 discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit expires in July 1998 and may be continued or renewed at that time. No amounts were outstanding on this Line of Credit as of March 31, 1998.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5,000 are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. LONG-TERM DEBT (CONTINUED)
an irrevocable letter of credit issued by PNC Bank, N.A. The Bonds bear interest at a variable weekly rate, which was 3.95% at March 31, 1998.

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

    At March 31, 1997 and 1998, the interest rate on borrowings under the Credit Facility was 8.25% and 6.51%, respectively. As of March 31, 1998, $105,980 of additional borrowings were available under the Credit Facility.

    At March 31, 1998, the Subordinated Promissory Notes consist of two notes, a $4,000 principal amount bearing interest at 7%, due in annual installments of $800 on July 1 of each year commencing in 1999 through and including 2003, and $6,964 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $146, $626 and $692 for the years ended March 31, 1996, 1997 and 1998, respectively.

    At March 31, 1997, the Subordinated Promissory Notes consist of two notes, an $8,000 principal amount bearing interest at 10%, due in installments of $6,750 and $1,250 on June 1, 2002 and June 1, 2003, respectively, but which was subsequently retired on September 15, 1997, and $6,246 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003.

    The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants (excluding the initial public offering and the employee stock option plan described in Notes 8 and 9), make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets, make capital expenditures and pay cash dividends.

    Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

    The fair value of the Company's Credit Facility and the Bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, is approximately $12,200.

    Maturities of long-term debt are as follows: 1999--$675 ; 2000 -$1,156 ; 2001--$1,141 ; 2002--$1,135; 2003--$22,337; thereafter, $8,054 through 2013.

    Interest paid on indebtedness during the years ended March 31, 1996, 1997, and 1998 amounted to $7,552, $5,986 and $3,277, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. LONG-TERM DEBT (CONTINUED)
    Financing fees and expenses of $782 incurred with respect to indebtedness have been capitalized and are reflected in other assets. These fees and expenses are being amortized over the terms of the related indebtedness (5-8 years). Total amortization (included in interest expense) for the years ended March 31, 1996, 1997 and 1998 was $276, $206 and $139, respectively. On July 19, 1996, in conjunction with the refinancing, $915 in unamortized deferred financing fees related to the extinguished debt were written off and an additional $398 in financing fees related to the new credit agreement were capitalized.

8. STOCKHOLDERS' EQUITY

    In November 1997, the Company completed the sale of 2,000,845 shares of its Common stock for $33.00 a share through an underwritten public offering. In addition, the Company granted the Underwriters of its public offering a 30 day option to purchase additional shares to cover over-allotments. In December 1997, the Underwriters exercised the over-allotment option and the Company sold an additional 143,100 shares of its Common stock. The net proceeds from the sale of $66,812 were used to repay long-term debt.

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

    In October 1996, in conjunction with the sale of Common stock, the Company recapitalized the Common stock through a 65-for-one stock split. All references to shares and earnings per share data in the financial statements have been restated to give effect to the stock split. In addition, the Company increased the authorized number of shares of Common stock to 15,000,000 and Class D common stock to 6,000,000. During fiscal 1997 and 1998, 197,370 and 599,155 shares of Class D common stock were converted to shares of the Company's Common stock.

    In October 1996, in conjunction with the public offering described above, the Company exchanged all outstanding Redeemable preferred stock for common stock. The liquidation value of the Redeemable preferred stock plus accumulated dividends at the date of the exchange of $4,858 was converted to 281,318 shares of common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company). The accretion of the original issue discount and accumulated dividends of $740 and $2,206, for the years ended March 31, 1996 and 1997, respectively, were charged to retained earnings.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and are entitled to participate ratably in any distributions.

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

    The Company has Preferred stock of $100 par value, 250,000 shares authorized. At March 31, 1997 and 1998 no shares of Preferred stock are outstanding. At March 31, 1996, the Company had Class A, B and C common shares outstanding, $.001 par value. The Class A had 6,500,455 shares authorized and 1,300,000 shares issued. The Class B and Class C were convertible to Class A and had 4,550,000 and 455 shares authorized and issued, respectively. In conjunction with the public offering, the Class A, B and C were converted to Common stock and Class D common stock.

9. EMPLOYEE BENEFIT PLANS

    DEFINED BENEFIT PENSION PLAN

    Approximately 160 employees participate in a noncontributory defined benefit pension plan sponsored by the Company. Normal retirement under the Plan is age 65 and participants receive monthly benefits of a stated amount for each year of service. The Company's funding policy for the Plan is to make the minimum annual contributions required by applicable regulations. The Plan's assets are primarily invested in stocks and bonds. The net periodic pension cost and related pension liability is not material.

    DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to 15% of their regular compensation before taxes. During fiscal 1997, the Company increased its matching contribution from 33% to 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $437, $749 and $1,049 for the years ended March 31, 1996, 1997 and 1998, respectively.

    OTHER POSTRETIREMENT BENEFITS

    In connection with the acquisition of TCI, the Company provides certain postretirement medical and insurance benefits to eligible employees under a Collective Bargaining Agreement. For any employees who retired through the date of the acquisition, Teleflex retained all liabilities for benefits due and administration of the postretirement benefits. The Company has assumed responsibility for administration of the postretirement coverage for any eligible employee who retires subsequent to the date of acquisition. The Company will pay the costs related to these benefits upon retirement and will be reimbursed by Teleflex for its pro rata portion based on relative length of service. The Company does not fund the plan.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company has recorded a total liability of approximately $1,600 (as estimated by actuaries) for other postretirement benefits, of which approximately $1,500 is estimated to be reimbursed by the Seller as of March 31, 1998. These amounts are included in Other Liabilities and Other Assets, respectively. The discount rate used was 6.5%. The annual expense for such benefits is not material.

    STOCK OPTION PLAN

    The Company adopted the 1996 Stock Option Plan (the "Plan") which became effective in October 1996. The Plan provides for grants of stock options to officers and key employees of the Company. Shares of the Company granted under the Plan are in nonqualified and incentive stock options. On October 25, 1996, the Company granted options to certain officers and managers to purchase 248,340 shares of the Company's Common stock at the fair market value at the date of grant, of $19.00 per share. The options vest and become exercisable ratably over a four-year period beginning on October 25, 1997. The options expire ten years from the date of grant.

    On November 5, 1997, the Company granted options to certain key employees to purchase 25,600 shares of the Company's Common stock at the fair market value at the date of grant of $34.00 per share. The options vest and become exercisable ratably over a four-year period beginning on November 5, 1998. The options expire ten years from the date of grant.

SUMMARY OF STOCK OPTION PLAN ACTIVITY

                                                                                                  WEIGHTED AVERAGE
                                                                                        OPTIONS    EXERCISE PRICE
                                                                                       ---------  -----------------
Balance, March 31, 1996..............................................................          0
Granted..............................................................................    248,340      $   19.00
Forfeited............................................................................     (1,250)     $   19.00
                                                                                       ---------         ------
Balance, March 31, 1997..............................................................    247,090      $   19.00
Granted..............................................................................     25,600      $   34.00
Exercised............................................................................     (2,238)     $   19.00
Forfeited............................................................................    (10,289)     $   19.00
                                                                                       ---------         ------
Balance, March 31, 1998..............................................................    260,163      $   20.48
                                                                                       ---------         ------
                                                                                       ---------         ------

SUMMARY OF STOCK OPTIONS OUTSTANDING AT MARCH 31, 1998

                       OPTIONS OUTSTANDING
               ------------------------------------
                              WEIGHTED AVERAGE        NUMBER OF
   EXERCISE                       REMAINING            OPTIONS
      PRICE     NUMBER     CONTRACTUAL LIFE (YRS)    EXERCISABLE
-------------  ---------  -------------------------  -----------
  $   19.00      234,563                8.6              60,145
  $   34.00       25,600                9.6                   0
               ---------                             -----------
                 260,163                                 60,145
               ---------                             -----------
               ---------                             -----------

    At March 31, 1997 and 1998, 271,660 options and 256,349 options, respectively, were available for issuance under the Plan.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
    During fiscal 1997, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company uses the accounting method under APB Opinion No. 25 ("APB 25") and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma disclosure, as required by SFAS 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

    Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Plan have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% for 1997 and 5.9% for 1998; no dividends; a volatility factor of the expected market price of the Company's Common stock of .32 and .30 for 1997 and 1998, respectively, and a weighted-average expected life of the options of 6 years.

    For purposes of pro forma disclosures, the estimated fair value of the options ($8.00 per share for the 1997 issuance and $14.19 for the 1998 issuance) is amortized to expense over the options' assumed vesting period. Since the Company's stock options vest over four years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years pro forma net income. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

PRO FORMA NET INCOME AND EARNINGS PER SHARE

                                                                                               FOR THE YEAR ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Pro forma net income........................................................................  $  10,946  $  24,130
Pro forma net income per share:
  Basic.....................................................................................  $    1.17  $    2.30
  Diluted...................................................................................  $    1.07  $    2.16

10. LEASES

    Capital lease assets are included in property and equipment and the related obligations in other debt and capital lease obligations. Amortization of capital lease assets is included in depreciation expense. At March 31, 1998, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 1999--$3,193 ; 2000--$2,737 ; 2001--$2,330 ; 2002--$2,038 ; 2003--$1,659; thereafter (through 2017)--$2,964.
In the normal course of business, operating leases are generally renewed or replaced by other leases.

    Total rental expense was $1,135, $1,830 and $2,479 for the years ended March 31, 1996, 1997 and 1998, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. PROPERTY AND EQUIPMENT

    Net property and equipment at March 31, 1997 and 1998 is:

                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Land........................................................................................  $   3,479  $   6,460
Buildings and improvements..................................................................     10,480     16,814
Machinery and equipment.....................................................................     45,494     71,454
                                                                                              ---------  ---------
                                                                                                 59,453     94,728
    Less accumulated depreciation...........................................................     11,104     15,899
                                                                                              ---------  ---------
                                                                                              $  48,349  $  78,829
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Depreciation expense for the years ended March 31, 1996, 1997 and 1998 was $2,977, $4,480 and $6,348, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

13. COLLECTIVE BARGAINING AGREEMENTS

    Approximately 16% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. SEGMENT REPORTING

    Selected financial information for each segment is as follows:

                                                                                      YEAR ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
Net sales:
  Aviation...................................................................  $  100,166  $  167,731  $  242,317
  Metals.....................................................................      86,608      82,747      87,141
                                                                               ----------  ----------  ----------
                                                                               $  186,774  $  250,478  $  329,458
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income (expenses):
  Aviation...................................................................  $   14,095  $   27,505  $   39,737
  Metals.....................................................................       4,638       4,473       5,483
  Gain on sale of assets.....................................................      --          --           2,250
  Corporate..................................................................      (2,522)     (4,371)     (3,944)
                                                                               ----------  ----------  ----------
                                                                               $   16,211  $   27,607  $   43,526
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Assets:
  Aviation...................................................................  $  101,219  $  139,988  $  264,593
  Metals.....................................................................      29,965      28,815      33,762
  Discontinued operations....................................................      27,350      --          --
  Corporate..................................................................       2,872       2,512       3,090
                                                                               ----------  ----------  ----------
                                                                               $  161,406  $  171,315  $  301,445
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Capital expenditures:
  Aviation...................................................................  $    1,684  $    6,756  $   12,545
  Metals.....................................................................         213       1,285       1,545
  Corporate..................................................................      --             142         130
                                                                               ----------  ----------  ----------
                                                                               $    1,897  $    8,183  $   14,220
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization:
  Aviation...................................................................  $    2,513  $    5,066  $    7,991
  Metals.....................................................................         999         979       1,100
  Corporate..................................................................          23          28          57
                                                                               ----------  ----------  ----------
                                                                               $    3,535  $    6,073  $    9,148
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           FOR THE QUARTER ENDED
                                ----------------------------------------------------------------------------
                                           FISCAL 1997(2)                         FISCAL 1998 (3)
                                -------------------------------------  -------------------------------------

                                JUNE 30   SEPT. 30  DEC. 31  MAR. 31   JUNE 30   SEPT. 30  DEC. 31  MAR. 31
                                --------  --------  -------  --------  --------  --------  -------  --------
Net sales.....................  $55,184   $63,916   $64,691  $66,687   $71,856   $75,146   $86,170  $96,286
Gross profit..................   16,038    18,376    20,964   19,050    21,099    22,133    24,782   28,133
Income from continuing
  operations, before
  extraordinary items.........    1,809     2,630     3,724    4,392     4,492     5,695     5,877    7,938
Extraordinary items, net of
  tax.........................    --       (1,478 )   --       --        --          610     --       --
Net income....................    1,809     1,152     3,724    4,392     4,492     6,305     5,877    7,938
Income from continuing
  operations before
  extraordinary items per
  share (1):
  Basic.......................     0.28      0.41      0.23     0.45      0.46      0.58      0.56     0.67
  Diluted.....................     0.25      0.37      0.21     0.42      0.43      0.54      0.52     0.63
Net income per share (1):
  Basic.......................     0.28      0.16      0.23     0.45      0.46      0.65      0.56     0.67
  Diluted.....................     0.25      0.15      0.21     0.42      0.43      0.60      0.52     0.63

------------------------

(1) Earnings per share for 1997 and the first two quarters of 1998 have been restated to conform to SFAS No. 128.

(2) In fiscal 1997, the Company acquired AMTI on July 31, 1996.

(3) In fiscal 1998, the Company acquired JDC, Hydro, Stolper and Frisby on April 30, 1997, September 1, 1997, October 29, 1997 and February 18, 1998,
    respectively. Also in fiscal 1998, the Company sold substantially all of the assets of Air Lab and Deluxe on July 31, 1997 and March 31, 1998, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        YEARS ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                    1996        1997        1998
                                                                                  ---------  ----------  ----------
Changes in other current assets and liabilities, net of acquisitions and dispositions of businesses:
  Accounts receivable...........................................................  $   3,540  $   (5,952) $  (12,081)
  Inventories...................................................................     (4,201)     (8,060)     (8,236)
  Prepaid expenses and other current assets.....................................        353        (323)         67
  Accounts payable, accrued expenses, and accrued income taxes payable..........      4,107         852         (90)
                                                                                  ---------  ----------  ----------
                                                                                  $   3,799  $  (13,483) $  (20,340)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------
Non-cash investing and financing activities:
  Covenant not-to-compete contract liability related to acquisition.............  $      --  $    2,800  $    1,800
  Seller note related to acquired business......................................      5,500          --       4,000
  Non-cash proceeds from divestiture of discontinued operation..................     10,300          --          --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    DIRECTORS

    The information required for Directors is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Stockholders to be held on July 21, 1998, under the heading "Proposal No. 1--Election of Directors" and is incorporated herein by reference.

    EXECUTIVE OFFICERS

                                                                                                       EFFECTIVE DATE OF
                                                                                                          ELECTION TO
NAME                                             AGE                       POSITION                     PRESENT POSITION
-------------------------------------------      ---      -------------------------------------------  ------------------

Richard C. Ill.............................          55   President and Chief Executive Officer        July 1, 1993

John R. Bartholdson........................          53   Senior Vice President, Chief Financial       July 1, 1993
                                                            Officer and Treasurer

Richard M. Eisenstaedt.....................          52   Vice President, General Counsel and          October 1, 1996
                                                            Secretary

Paul T. Stimmler...........................          59   Vice President and Assistant Secretary       July 1, 1993

Kevin E. Kindig............................          41   Controller and Assistant Secretary           July 1, 1993

    RICHARD C. ILL has been President and Chief Executive Officer and a director of the Company since 1993. Mr. Ill joined Alco Standard Corporation ("Alco") in 1968 and became Group Vice President of Metalsource, a steel distribution business, in 1973. In 1975, Mr. Ill became President of Triumph Industries and, in 1983, became President of Metalsource. In 1988, Mr. Ill became President of Alco Diversified Services, a division of Alco. He was named Vice President of Alco in 1989. Mr. Ill is a member of the Advisory Board of Outward Bound, USA and the Board of Directors, Chairman's Council and Policy and Planning Committee of the Steel Service Center Institute.

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

ITEM 11. EXECUTIVE COMPENSATION

    The information required regarding executive compensation is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Stockholders to be held on July 21, 1998, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required regarding security ownership is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Stockholders to be held on July 21, 1998, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required regarding certain relationships and related transactions is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Stockholders to be held on July 21, 1998, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    FINANCIAL STATEMENTS

    (a)(1) The following consolidated financial statements are included in Item 8 of this report:

TRIUMPH GROUP, INC.                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------  ---------
Report of Ernst & Young, LLP, Independent Auditors.........................................................         29
Consolidated Balance Sheets as of March 31, 1997 and 1998..................................................         30
Consolidated Statements of Income for the Fiscal Years Ended March 31, 1996, 1997 and 1998.................         31
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 1996, 1997 and 1998...         32
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1996, 1997 and 1998.............         33
Notes to Consolidated Financial Statements.................................................................         34

    (a)(2) The following financial statement schedule is included in this report:

                                                                                                               PAGE
                                                                                                             ---------
Schedule II--Valuation and Qualifying Accounts.............................................................         52

    All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

    (a)(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

                              TRIUMPH GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                            BALANCE AT
                                                             BEGINNING     ADDITIONS
                                                                OF        CHARGED TO      ADDITIONS(1)     BALANCE AT
                                                               YEAR         EXPENSE      (DEDUCTIONS)(2)   END OF YEAR
                                                            -----------  -------------  -----------------  -----------
For year ended March 31, 1998:............................                                  $     495
  Allowance for doubtful accounts receivable..............   $   1,619     $     173        $    (447)      $   1,840
For year ended March 31, 1997:............................                                  $      36
  Allowance for doubtful accounts receivable..............   $     973     $     959        $    (349)      $   1,619
For year ended March 31, 1996:............................                                  $      59
  Allowance for doubtful accounts receivable..............   $     766     $     243        $     (95)      $     973

------------------------

(1) Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Triumph Controls, Inc., Air Lab, Inc., Advanced Materials Technologies, Inc., JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc.

(2) Deductions represent write-offs of related account balances and amounts recorded in conjunction with the sales of Air Lab and Deluxe Specialties, Mfg. Co.

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

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

         10.2      Form of Employment Agreement with John R. Bartholdson.*

         10.3      Credit Agreement with PNC Bank, N.A. dated July 19, 1996.*

         10.4      Guaranty of the Company to PNC Bank, N.A. dated July 19, 1996.*

         10.5      Purchase Agreement dated as of July 22, 1993 between the Company and Citicorp Venture Capital,
                   Ltd.*

         10.6      Registration Agreement dated as of July 22, 1993 among the Company, Citicorp Venture Capital,
                   Ltd., World Equity Partners, L.P. and certain members of management of the Company.*

         10.7      Warrant dated July 22, 1993 issued to World Equity Partners, L.P.*

         10.8      Warrant Agreement dated as of July 22, 1993 among the Company, Citicorp Venture Capital, Ltd. and
                   World Equity Partners, L.P.*

         10.9      Asset Purchase Agreement dated as of December 31, 1995 among the Company, Triumph Control
                   Systems, Inc. and Teleflex Incorporated.*

        10.10      Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.*

        10.11      Stock Purchase Agreement dated as of July 31, 1996 among The Triumph Group Holdings, Inc.,
                   Advanced Materials Technologies, Inc. and certain members of management of Advanced Materials
                   Technologies, Inc.*

        10.12      Executive Securities Agreement dated July 31, 1996 between the Company and Jay Donkersloot, as amended.*

        10.13      Non-Competition Agreement dated July 31, 1996 between the Company and Jay Donkersloot.*

        10.14      Executive Stock Agreement dated as of May 9, 1995 between the Company and John M. Brasch.*

        10.15      Form of 1996 Stock Option Plan.*

        10.16      Form of Executive Securities Agreement.*

        10.17      Executive Stock Agreement between the Company and Richard C. Ill.*

        10.18      Executive Stock Agreement between the Company and John R. Bartholdson.*

        10.19      Executive Stock Agreement between the Company and Paul T. Stimmler.*

        10.20      Executive Stock Agreement between the Company and Kevin E. Kindig.*

        10.21      First Amendment to Credit Agreement with PNC Bank, National Association, dated December 31,
                   1996.**

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------
        10.22      Replacement Revolving Credit Note dated December 31, 1996 payable to PNC Bank, National
                   Association.**

        10.23      Amended and Restated Credit Agreement with PNC Bank, National Association, dated as of March 31,
                   1997.**

        10.24      Second Replacement Revolving Credit Note dated March 31, 1997 payable to PNC Bank, National
                   Association.**

        10.25      First Amendment to Credit Agreement with PNC Bank, National Association dated 10/23/97.****

        10.26      Third Replacement Revolving Credit Note with PNC Bank, National Association dated as of October
                   23, 1997.

        10.27      Replacement Revolving Credit Note with First Union National Bank, dated as of October 23, 1997.

        10.28      Replacement Revolving Credit Note with Mellon Bank, N.A. dated as of October 23, 1997.

        10.29      Amended and Restated Credit Agreement with PNC Bank, National Association, dated as of March 30,
                   1998.

        10.30      Agreement with Hydro-Mill Co. dated September 2, 1997.***

        10.31      Agreement with Stolper-Fabralloy Company, L.L.C. dated October 29, 1997.****

         21.1      Subsidiaries of Triumph Group, Inc.

         23.1      Consent of Ernst & Young LLP.

           27      Financial Data Schedule for the year ended March 31, 1998.

         27.1      Financial Data Schedule for the twelve, three, six and nine months ended March 31, 1996, June 30,
                   1996, September 30, 1996 and December 31, 1996, respectively. Restated for a change in accounting principle for earnings per share.

         27.2      Financial Data Schedule for the twelve, three and six months ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively. Restated for a change in accounting principle for earnings per share.

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

*** Incorporated by reference to the Company's Current Report on Form 8-K filed
    September 14, 1997.

****Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                TRIUMPH GROUP INC

Dated: June 18, 1998            By:              /s/ RICHARD C. ILL
                                     -----------------------------------------
                                                   Richard C. Ill
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                            PRINCIPAL EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ RICHARD C. III          Officer and Director
------------------------------    (Principal Executive         June 18, 1998
        Richard C. III            Officer)

                                Senior Vice President,
   /s/ JOHN R. BARTHOLDSON        Chief Financial Officer,
------------------------------    Treasuer and Director        June 18, 1998
     John R. Bartholdson          (Principal Financial
                                  Offier)

     /s/ KEVIN E. KINDIG
------------------------------  Controller (Principal          June 18, 1998
       Kevin E. Kindig            Accounting Officer)

     /s/ RICHARD C. GOZON
------------------------------  Director                       June 18, 1998
       Richard C. Gozon

     /s/ CLAUDE F. KRONK
------------------------------  Director                       June 18, 1998
       Claude F. Kronk

   /s/ JOSEPH M. SILVESTRI
------------------------------  Director                       June 18, 1998
     Joseph M. Silvestri

    /s/ MICHEAL A. DELANEY
------------------------------  Director                       June 18, 1998
      Micheal A. Delaney