Form 10-Q
period 1998-06-30
TRIUMPH GROUP INC /
filed 1998-08-13
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                        --------------

                                  TRIUMPH GROUP, INC.
             -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                              19087-1565
----------------------------------------         ---------------
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

Common Stock, par value $0.001 per share, 11,899,546 shares as of June 30, 1998

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information

                                                                       Page Number
                                                                       -----------
    Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                              1
         March 31, 1998 and June 30, 1998

         Condensed Consolidated Statements of Income                        3
         Three months ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows                    4
         Three months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements               6
         June 30, 1998

    Item 2.   Management's Discussion and Analysis of Financial             9
                  Condition and Results of  Operations

Part II. Other Information

    Item 1.   Legal Proceedings                                             13

    Item 2.   Changes in Securities                                         13

    Item 3.   Defaults upon Senior Securities                               13

    Item 4.   Submission of Matters to a Vote of Security Holders           13

    Item 5.   Other Information                                             13

    Item 6.   Exhibits and Reports on Form 8-K                              13

Signature Page                                                              14


                               Triumph Group, Inc.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                               MARCH 31,               JUNE 30,
                                                                 1998                    1998
                                                                 ----                    ----
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash                                                        $    4,642           $    4,118
   Accounts receivable, net                                        63,433               56,554
   Inventories                                                     77,103               83,015
   Prepaid expenses and other                                       1,298                1,960
   Deferred income taxes                                            2,763                2,333
                                                               ----------            ---------
Total current assets                                              149,239              147,980

Property and equipment, net                                        78,829               81,503

Excess of cost over net assets acquired, net                       55,998               55,501
Intangible assets and other, net                                   17,379               16,960
                                                               ----------            ---------

Total assets                                                     $301,445             $301,944
                                                               ----------            ---------
                                                               ----------            ---------

                               Triumph Group, Inc.
                Condensed Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                                      MARCH 31,            JUNE 30,
                                                                        1998                1998
                                                                        ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $   27,396           $   26,266
   Accrued expenses                                                    24,285               22,417
   Income taxes payable                                                 4,712                8,464
   Current portion of long-term debt                                      675                  672
                                                                   ----------            ---------
Total current liabilities                                              57,068               57,819

Long-term debt, less current portion                                   33,823               25,878
Deferred income taxes and other                                        27,675               27,702

Stockholders' equity:
   Common stock, $.001 par value, 15,000,000
     shares authorized, 8,547,236 and 8,551,011
     shares issued and outstanding at March 31,
     1998 and June 30, 1998, respectively.                                  9                    9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding at
     March 31, 1998 and June 30, 1998.                                      3                    3
   Capital in excess of par value                                     135,331              135,403
   Retained earnings                                                   47,536               55,130
                                                                   ----------            ---------
Total stockholders' equity                                            182,879              190,545
                                                                   ----------            ---------

Total liabilities and stockholders' equity                          $ 301,445            $ 301,944
                                                                   ----------            ---------
                                                                   ----------            ---------




SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)



                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------

                                                           1997                  1998
                                                           ----                  ----
Net sales                                               $  71,856            $  91,140

Operating costs and expenses:
    Cost of products sold                                  50,757               63,023
    Selling, general, and administrative                   11,027               12,072
    Depreciation and amortization                           1,872                2,887
                                                        ---------            ---------
                                                           63,656               77,982

Operating income                                            8,200               13,158
Interest expense                                              836                  705
                                                        ---------            ---------
Income before income taxes                                  7,364               12,453
Income tax expense                                          2,872                4,859
                                                        ---------            ---------
Net income                                              $   4,492            $   7,594
                                                        ---------            ---------
                                                        ---------            ---------

Earnings Per Share - Basic:
 Net income                                             $    0.46            $    0.64
                                                        ---------            ---------
                                                        ---------            ---------

Weighted average common shares outstanding -
 Basic                                                      9,750               11,898
                                                        ---------            ---------
                                                        ---------            ---------
Earnings Per Share - Assuming Dilution:
 Net income                                             $    0.43            $    0.60
                                                        ---------            ---------
                                                        ---------            ---------

Weighted average common shares outstanding -
 Assuming Dilution                                         10,463               12,692
                                                        ---------            ---------
                                                        ---------            ---------



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)




                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                         1997               1998
                                                                         ----               ----
OPERATING ACTIVITIES
Net income                                                           $  4,492             $  7,594
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                      1,872                2,887
     Other amortization included in interest expense                       34                   35
     Provision for doubtful accounts receivable                            45                   56
     Provision for deferred income taxes                                  637                  395
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                  156                  185
     Changes in other current assets and liabilities, net of
        acquisition of business:
        Accounts receivable                                            (3,261)               6,823
        Inventories                                                    (7,231)              (5,912)
        Prepaid expenses and other current assets                         247                 (662)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                        (2,677)                 754
     Other                                                                242                   59
                                                                      -------              -------
Net cash (used in) provided by operating activities                    (5,444)              12,214

INVESTING ACTIVITIES
Capital expenditures, net                                              (3,866)              (4,652)
Cost of business acquired, net of cash acquired                        (2,101)                    -
                                                                      -------              -------
Net cash used in investing activities                                  (5,967)              (4,652)



                               Triumph Group, Inc.
           Condensed Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)



                                                                             THREE MONTHS ENDED JUNE 30,
                                                                             ---------------------------
FINANCING ACTIVITIES                                                          1997                 1998
                                                                              ----                 ----
Net increase (decrease) in revolving credit facility                       $  6,366             $ (7,793)
Proceeds from issuance of long-term debt                                      5,000                    -
Repayment of debt and capital lease obligations                                  (3)                (340)
Payments of deferred financing costs                                              -                  (25)
Proceeds from exercise of stock options                                           -                   72
                                                                           --------             --------
Net cash provided by (used in) financing activities                          11,363               (8,086)
                                                                           --------             --------

Decrease in cash                                                                (48)                (524)
Cash at beginning of period                                                     993                4,642
                                                                           --------             --------

Cash at end of period                                                     $     945            $   4,118
                                                                           --------             --------
                                                                           --------             --------

NONCASH INVESTING ACTIVITIES
Covenant not to compete contract liability
   related to acquisition                                                  $  1,800                    -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                                  $ 2,146             $    712
Cash paid for interest                                                          588                  491



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company's aviation segment designs, engineers, manufactures, repairs, overhauls and distributes aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. The Company's metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container, farm equipment and office furniture industries, primarily within North America.

NEW ACCOUNTING STANDARDS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in stockholder's equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholder's equity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers. The Company is required to adopt this statement as of the end of the fiscal year ending March 31, 1999. The Company is evaluating the effects of SFAS No. 131 on its financial statement disclosures. SFAS No. 131 will have no effect on the Company's results of operations, financial condition, capital resources or liquidity.

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

                               Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


3.  INVENTORIES

The components of inventories are as follows:


                                          MARCH 31,  JUNE 30,
                                            1998       1998
                                            ----       ----
Raw materials                              $23,665   $27,790
Work-in-process                             26,796    27,658
Finished goods                              27,228    28,153
                                           -------   -------
Total inventories at FIFO cost              77,689    83,601
Less allowance to reduce certain current
  FIFO costs to LIFO basis                     586       586
                                           -------   -------
Total inventories                          $77,103   $83,015
                                           -------   -------
                                           -------   -------

Approximately 12% and 14% of the inventory is valued using the LIFO method at March 31, 1998 and June 30, 1998, respectively.

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                          MARCH 31,   JUNE 30,
                                            1998        1998
                                            ----        ----
Revolving credit facility                  $17,720   $ 9,927
Subordinated promissory notes               10,964    11,149
Industrial revenue bonds                     5,000     4,665
Other debt and capital lease obligations       814       809
                                           -------   -------
                                            34,498    26,550
Less current portion                           675       672
                                           -------   -------
                                           $33,823   $25,878
                                           -------   -------
                                           -------   -------

5.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's business operations and facilities are subject to a number of federal, state, and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of such assets and any unidentified environmental liabilities which arise subsequent to the date of settlement through July 22, 2000, arising from conditions or activities existing at these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

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

                               Triumph Group, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED
                                                                JUNE 30,

(in thousands)                                           1997            1998
                                                         ----            ----
Weighted average common shares outstanding              9,750          11,898
Net effect of dilutive stock options                       63             144
Net effect of dilutive warrant                            650             650
                                                       ------          ------
Weighted average common shares outstanding -
   assuming dilution                                   10,463          12,692
                                                       ------          ------
                                                       ------          ------

7.  SUBSEQUENT EVENTS

During July 1998, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech") which specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. Nu-Tech operates facilities located in the Kansas City metropolitan area. The purchase price of approximately $30 million, subject to adjustment, includes cash paid at closing and a long term liability to the former owners. The cash paid at closing was funded by borrowings under the Company's credit facility.

Effective August 3, 1998 the Company increased its authorized shares of Common stock to 50 million shares from 15 million shares.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Aviation Group

         Net sales. Net sales for the Aviation Group increased by $25.2 million, or 51.5%, to $74.1 million for the first quarter of fiscal 1999 from $48.9 million for the first quarter of fiscal 1998. This increase was primarily due to the inclusion of an aggregate of $26.4 million and $0.8 million in net sales for Frisby Aerospace, Inc. ("Frisby"), Hydro-Mill Co. ("Hydro-Mill"), Stolper-Fabralloy Company ("Stolper") and JDC Company ("JDC") in the first quarter of fiscal 1999 and 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of the Company's Air Lab division ("Air Lab") in the second quarter of fiscal 1998. Air Lab had sales of $1.6 million for the first quarter of fiscal 1998. Net sales for the other operating divisions and subsidiaries in the Aviation Group, experienced a 2.5% increase in net sales over the prior year period. Increased orders of aircraft components from OEMs accounted for the increase in net sales in the Aviation Group.

         Costs of products sold. Costs of products sold for the Aviation Group increased by $16.9 million, or 51.7%, to $49.5 million for the first quarter of fiscal 1999 from $32.7 million for the first quarter fiscal 1998. This increase was primarily due to the inclusion of $18.0 million and $0.4 million in the first quarter of fiscal 1999 and 1998, respectively, of costs of products sold associated with net sales generated by Frisby, Hydro-Mill, Stolper and JDC. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group, offset by a reduction of $1.1 million due to the sale of Air Lab.

         Gross profit. Gross profit for the Aviation Group increased by $8.3 million, or 51.2%, to $24.5 million for the first quarter of fiscal 1999 from $16.2 million for the first quarter of fiscal 1998. This increase was primarily due to the inclusion of $8.4 million and $0.4 million in the first quarter of fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by Frisby, Hydro-Mill, Stolper and JDC. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group offset by the reduction of gross profit due to the sale of Air Lab. As a percentage of net sales, gross profit for the Aviation Group was 33.1% and 33.2% for the first quarter of fiscal 1999 and 1998, respectively.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Aviation Group increased by $1.5 million, or 21.9%, to $8.5 million for the first quarter of fiscal 1999 from $7.0 million for the first quarter of fiscal 1998, primarily due to the Frisby, Hydro-Mill, Stolper and JDC acquisitions.

         Depreciation and amortization. Depreciation and amortization for the Aviation Group increased by $1.0 million, or 63.2%, to $2.6 million for the first quarter of fiscal 1999 from $1.6 million for the first quarter of fiscal 1998, primarily due to the assets acquired in connection with the Frisby, Hydro-Mill, Stolper and JDC acquisitions.

         Operating income. Operating income for the Aviation Group increased by $5.8 million, or 75.2%, to $13.4 million for the first quarter of fiscal 1999 from $7.7 million for the first quarter of fiscal 1998. This increase was primarily due to the addition of net sales and profits generated by Frisby, Hydro-Mill, Stolper and JDC, partially offset by the sale of assets of Air Lab. All other operating divisions and subsidiaries in the Aviation group experienced a 10.0% improvement in operating income over the prior year. As a percentage of net sales, operating income for the Aviation Group was 18.1% for the first quarter of fiscal 1999 and 15.7% for the first quarter of fiscal 1998.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

Metals Group

         Net sales. Net sales for the Metals Group decreased by $5.9 million, or 25.7%, to $17.1 million for the first quarter of fiscal 1999 from $23.0 million for the first quarter of fiscal 1998. This decrease was due to the sale of the assets at the end of fiscal 1998 of the Deluxe Specialties Mfg. division ("Deluxe"), as well as a lower activity level in the remaining operations. Deluxe had sales of $2.9 million in the first quarter of fiscal 1998.

         Costs of products sold. Costs of products sold for the Metals Group decreased by $4.6 million, or 25.6%, to $13.5 million for the first quarter of fiscal 1999 from $18.1 million for the first quarter of fiscal 1998. This decrease was due to the sale of Deluxe, as well as a lower activity level in the remaining operations. Deluxe had $2.2 million of cost of products sold in the first quarter of fiscal 1998.

         Gross profit. Gross profit for the Metals Group decreased by $1.3 million, or 26.2%, to $3.6 million for fiscal 1999 from $4.9 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.1% and 21.2% for the first quarter of fiscal 1999 and fiscal 1998, respectively.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Metals Group decreased by $0.5 million or 16.1% to $2.6 million from $3.1 million in the first quarter of fiscal 1998, mainly due to the sale of Deluxe.

         Depreciation and amortization. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the first quarter of fiscal 1999 from the first quarter of fiscal 1998.

         Operating income. Operating income for the Metals Group decreased by $0.8 million, or 50.8%, to $0.8 million for the first quarter of fiscal 1999 from $1.5 million for the first quarter of fiscal 1998, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 4.4% and 6.7% for the first quarter of fiscal 1999 and 1998, respectively.

Overall Results

         Corporate expenses. Corporate expenses remained unchanged at $1.0 million for the first quarter of fiscal 1999 and 1998.

         Interest expense. Interest expense decreased by $0.1 million, or 15.7%, to $0.7 million for the first quarter of fiscal 1999 from $0.8 million for the first quarter of fiscal 1998. This decrease was primarily due to reduced debt levels associated with the application of the proceeds from the public offering in November 1997 of shares of the Company's Common stock and the proceeds from the sales of Air Lab and Deluxe, partially offset by the acquisitions of Frisby, Hydro-Mill, Stolper and JDC, the cash portions of which were financed by borrowings under the Company's credit agreement.

         Income tax expense. The effective tax rate was 39.0% for the first quarter of both fiscal 1999 and 1998.

         Net income. Net income increased by $3.1 million, or 69.1%, to $7.6 million for the first quarter of fiscal 1999 from $4.5 million for the first quarter of fiscal 1998. The increase in first quarter 1999 net income was primarily attributable to the acquisitions of Frisby, Hydro-Mill, Stolper and JDC and the increase in income for the Aviation Group as a whole.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

Liquidity and Capital Resources

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $12.2 million of cash flows from operating activities for the three months ended June 30, 1998. The Company used approximately $4.7 million in investing activities and $8.1 million in financing activities for the three months ended June 30, 1998. As of June 30, 1998, $113.5 million was available under the Company's $125.0 million credit facility (the "Credit Facility"). On June 30, 1998, an aggregate amount of approximately $9.9 million was outstanding under the Credit Facility, $6.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.9875% per annum, and $3.9 million of which was accruing interest at the prime rate of 8.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

         On July 16, 1998, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech") which specializes in producing complex structural components for the commercial military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. Nu-Tech operates facilities located in the Kansas City metropolitan area. The cash portion of the purchase price of approximately $30.0 million was funded by borrowings under the Company's Credit Facility.

         Capital expenditures were approximately $4.7 million for the three months ended June 30, 1998 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $22.0 million for its fiscal year ending March 31, 1999. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

         The Company believes that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.

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

         The Company recognizes the issue and has engaged the review and modification procedures necessary to make its systems Year 2000 compliant. Each operating unit is taking the lead for its own conversion and most of the conversion activities are occurring in conjunction with normal sustaining activities.

         Conversions are planned to be completed by the end of Fiscal 1999. The Company does not anticipate that internal Year 2000 conversion issues will materially impact operations or operating results.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to indentify forward looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Registration Statement on Form S-3 filed with Securities and Exchange Commission in the November 1997 and the Company's Annual Report on Form 10-K, for the year ended March 31, 1998, filed with the SEC in June 1998.

                                 TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

              Not applicable

    Item 2.   Changes in Securities

              Not applicable

    Item 3.   Defaults upon Senior Securities

              Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

              Not applicable

    Item 5.   Other Information

              Stockholder Proposals

              If any stockholder wishes to present a proposal to the 1999 Annual Meeting of stockholders that is not included in the Company's proxy statement relating to such meeting and fails to submit such proposal to the Secretary of the Company on or before May 8, 1999, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the Annual Meeting without any discussion of the matter in its proxy statement.

    Item 6.   Exhibits and Reports on Form 8-K

              A.   Exhibits

                     (10.1) Nu-Tech Industries Holding Company Stock Purchase Agreement
                     (10.2)  Shareholders Purchase Agreement
                     (27)    Financial Data Schedule


              B.   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

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


                               Triumph Group, Inc.
                             ------------------------------------------------
                                  (Registrant)


                             /s/ Richard C. Ill
                             ------------------------------------------------
                             Richard C. Ill, President & CEO


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


Dated:  August 13, 1998