Form 10-Q/A
period 1998-06-30
TRIUMPH GROUP INC /
filed 1998-10-23
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A



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

Part II. Other Information

    Item 6.   Exhibits and Reports on Form 8-K

              A.   Exhibits

                     (10.1) Nu-Tech Industries Holding Company Stock Purchase Agreement*
                     (10.2)  Shareholders Purchase Agreement*


              B.   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

* Confidential portions omitted and filed separately with the Securities and Exchange Commission.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Triumph Group, Inc.
                             ------------------------------------------------
                                  (Registrant)


                             /s/ Richard C. Ill
                             ------------------------------------------------
                             Richard C. Ill, President & CEO



Dated:  October 23, 1998