Form 10-Q
period 1998-09-30
TRIUMPH GROUP INC /
filed 1998-11-16
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                       --------------

                               TRIUMPH GROUP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-----------------------------------   ------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                              19087-1565
-----------------------------------------         ---------------
(Address of principal executive offices)            (Zip Code)

                                 (610) 975-0420
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, par value $0.001 per share, and Class D common stock, par value $0.001 per share, was 8,551,011 shares and 3,348,535 shares, respectively, as of November 1, 1998

                               TRIUMPH GROUP, INC.
                                      INDEX



Part I. Financial Information                                        Page Number
                                                                     -----------

    Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                           1
         March 31, 1998 and September 30, 1998

         Condensed Consolidated Statements of Income                     3
         Three months ended September 30, 1997 and 1998;
         Six months ended September 30, 1997 and 1998

         Condensed Consolidated Statements of Cash Flows                 4
         Six months ended September 30, 1997 and 1998

         Notes to Condensed Consolidated Financial Statements            6
         September 30, 1998

    Item 2.   Management's Discussion and Analysis of Financial         10
                  Condition and Results of  Operations

    Item 3.  Market Risk                                                17


Part II. Other Information

    Item 1.   Legal Proceedings                                         18

    Item 2.   Changes in Securities                                     18

    Item 3.   Defaults upon Senior Securities                           18

    Item 4.   Submission of Matters to a Vote of Security Holders       18

    Item 5.   Other Information                                         19

    Item 6.   Exhibits and Reports on Form 8-K                          19

Signature Page                                                          20


Part I.  Financial Information

Item 1.  Financial Statements

                               Triumph Group, Inc.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                      MARCH 31,         SEPTEMBER 30,
                                                       1998                 1998
                                                      ---------         -------------
                                                                         (unaudited)

ASSETS
Current assets:
   Cash                                               $    4,642           $    6,128
   Accounts receivable, net                               63,433               63,361
   Inventories                                            77,103               87,874
   Prepaid expenses and other                              1,298                2,903
   Deferred income taxes                                   2,763                2,260
                                                           -----                -----
Total current assets                                     149,239              162,526

Property and equipment, net                               78,829               98,672

Excess of cost over net assets acquired, net              55,998               81,132
Intangible assets and other, net                          17,379               16,730
                                                          ------               ------

Total assets                                            $301,445             $359,060
                                                        --------             --------
                                                        --------             --------



                               Triumph Group, Inc.
                Condensed Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                                   MARCH 31,      SEPTEMBER 30,
                                                                      1998                 1998
                                                                      ----                 ----
                                                                                       (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   27,396            $   27,009
   Accrued expenses                                                    24,285                29,209
   Income taxes payable                                                 4,712                 4,584
   Current portion of long-term debt                                      675                 1,967
                                                                   ----------            ----------
Total current liabilities                                              57,068                62,769

Long-term debt, less current portion                                   33,823                67,139
Deferred income taxes and other                                        27,675                30,629

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,547,236 and 8,551,011
     shares issued and outstanding at March 31,
     1998 and September 30, 1998, respectively.                             9                     9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding at
     March 31, 1998 and September 30, 1998.                                 3                     3
   Capital in excess of par value                                     135,331               135,403
   Retained earnings                                                   47,536                63,108
                                                                   ----------            ----------
Total stockholders' equity                                            182,879               198,523
                                                                   ----------            ----------

Total liabilities and stockholders' equity                         $  301,445            $  359,060
                                                                   ----------            ----------
                                                                   ----------            ----------





SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                         1997        1998                 1997                 1998
                                                         ----        ----                 ----                 ----

Net sales                                          $  75,146      $  99,482              $ 147,002         $ 190,622

Operating costs and expenses:
    Cost of products sold                             53,013         68,337                103,770           131,360
    Selling, general, and administrative              11,001         13,324                 22,028            25,396
    Depreciation and amortization                      2,003          3,437                  3,875             6,324
    Gain on sale of assets                            (1,250)             -                 (1,250)                -
                                                      -------   -----------                 -------        ---------
                                                      64,767         85,098                128,423           163,080

Operating income                                      10,379         14,384                 18,579            27,542
Interest expense                                       1,043          1,306                  1,879             2,011
                                                       -----          -----                  -----             -----
Income before income taxes and
 extraordinary gain                                    9,336         13,078                 16,700            25,531
Income tax expense                                     3,641          5,100                  6,513             9,959
                                                       -----          -----                  -----             -----
Income before extraordinary gain                       5,695          7,978                 10,187            15,572

Extraordinary gain, net of income taxes                  610              -                    610                 -
                                                         ---          ------                   ---            ------
 Net income                                        $   6,305      $   7,978             $   10,797        $   15,572
                                                      ------         ------                 ------            ------
                                                      ------         ------                 ------            ------


Earnings Per Share - Basic:
Income before extraordinary gain                  $     0.58     $     0.67           $       1.04      $       1.31
Extraordinary gain, net of income taxes                 0.06              -                   0.06                 -
                                                        ----          ------                  ----             -----
 Net income                                       $     0.65 *   $     0.67           $       1.11 *    $       1.31
                                                      ------         ------                 ------            ------
                                                      ------         ------                 ------            ------


Weighted average common shares
outstanding - Basic                                    9,750         11,900                  9,750            11,899
                                                      ------         ------                 ------            ------
                                                      ------         ------                 ------            ------


Earnings Per Share - Assuming Dilution:
Income before extraordinary gain                  $     0.54     $     0.63           $       0.97      $       1.23
Extraordinary gain, net of income taxes                 0.06              -                   0.06                 -
                                                        ----         ------                   ----             -----
 Net income                                       $     0.60     $     0.63           $       1.03      $       1.23
                                                      ------         ------                 ------            ------
                                                      ------         ------                 ------            ------


Weighted average common shares
outstanding - Assuming Dilution                       10,489         12,654                 10,476            12,673
                                                      ------         ------                 ------            ------
                                                      ------         ------                 ------            ------



*  Difference due to rounding.



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                       1997                1998
                                                                       ----                ----


OPERATING ACTIVITIES
Net income                                                           $ 10,797             $ 15,572
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Gain on sale of assets                                            (1,250)                   -
     Gain on extinguishment of debt                                    (1,000)                   -
     Depreciation and amortization                                      3,875                6,324
     Other amortization included in interest expense                       68                   69
     Provision for doubtful accounts receivable                            17                  133
     Provision for deferred income taxes                                  802                  749
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                  380                  386
     Changes in other current assets and liabilities, net
        of acquisitions and disposition of businesses:
        Accounts receivable                                            (5,963)               2,364
        Inventories                                                   (10,421)              (8,262)
        Prepaid expenses and other current assets                        (620)              (1,485)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                           233               (3,716)
     Other                                                               (681)                (550)
                                                                         -----                -----
Net cash (used in) provided by operating activities                    (3,763)              11,584

INVESTING ACTIVITIES
Capital expenditures, net                                              (7,385)              (7,742)
Proceeds from sale of company                                           5,861                    -
Cost of businesses acquired, net of cash acquired                     (33,458)             (27,330)
                                                                      --------             --------
Net cash used in investing activities                                 (34,982)             (35,072)


                               Triumph Group, Inc.
           Condensed Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)



                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                              1997                1998
FINANCING ACTIVITIES                                                          ----                ----

Net increase in revolving credit facility                                 $  45,306            $  25,497
Proceeds from issuance of long-term debt                                      5,000                    -
Retirement of long-term debt                                                 (7,000)                   -
Repayment of debt and capital lease obligations                                 (96)                (570)
Payments of deferred financing costs                                              -                  (25)
Proceeds from exercise of stock options                                           -                   72
                                                                          ---------            ---------
Net cash provided by financing activities                                    43,210               24,974

Increase in cash                                                              4,465                1,486
Cash at beginning of period                                                     993                4,642
                                                                          ---------            ---------

Cash at end of period                                                     $   5,458            $   6,128
                                                                          ---------            ---------
                                                                          ---------            ---------

NONCASH INVESTING ACTIVITIES
Covenant not to compete contract liability
   related to acquisition                                                 $   1,800            $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                                $   6,932            $   9,910
Cash paid for interest                                                        1,609                1,518





SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company's aviation segment designs, engineers, manufactures, repairs, overhauls and distributes aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. The Company's metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America.

NEW ACCOUNTING STANDARDS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in stockholder's equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity.

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

                              Triumph Group, Inc.
       Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                  (Unaudited)

3. ACQUISITIONS AND DIVESTITURES

As of July 1, 1998, the Company acquired all of the outstanding capital stock of Nu-Tech Industries, Inc. ("Nu-Tech"), based in the Kansas City, Missouri metropolitan area, for an aggregate purchase price of approximately $41,425. The purchase price includes cash paid at closing, net of cash acquired, the assumption of equipment financing and certain liabilities, direct costs of the acquisition and a deferred payment. Nu-Tech specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. The excess of the purchase price over net assets acquired of $26,366 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

This acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from its date of acquisition. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisition. The acquisition was funded through the Company's long-term borrowings.

In fiscal 1998, the Company acquired substantially all of the assets of Frisby Aerospace and J.D. Chapdelaine Co. and also acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC and Hydro-Mill Company, (collectively the "1998 Acquisitions"). Also during fiscal 1998, the Company sold substantially all of the assets of Deluxe Specialties Mfg. Co. and Air Lab, (collectively, the "1998 Divestitures"). For further information about the 1998 Acquisitions and the 1998 Divestitures, refer to the consolidated financial statements and footnotes thereto included the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

The following unaudited pro forma information has been prepared assuming the purchase of Nu-Tech, the 1998 Acquisitions and the 1998 Divestitures had taken place on April 1, 1997:


                                            SIX MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------
                                                    1997           1998
                                                    ----           ----

Net sales                                     $   181,281   $   196,206
Operating income                                   20,309        29,092
Income before extraordinary gain                    9,552        16,261
Income before extraordinary gain per share:
    Basic                                            0.98          1.37
    Diluted                                          0.91          1.28

Net income                                         10,162        16,261
Net income per share:
    Basic                                            1.04          1.37
    Diluted                                          0.97          1.28

The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired and the amortization of the intangible assets arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 1997. Also, the unaudited pro forma information excludes the sales and profits of the 1998 Divestitures. The sales and operating income included in the above unaudited pro forma information for the six months ended September 30, 1998 for the 1998 Divestitures were $7,575 and $2,018, respectively.

                              Triumph Group, Inc.
         Notes to Condensed Consolidated Financial Statements (continued)
                 (dollars in thousands, except per share data)
                                 (Unaudited)

4.  INVENTORIES

The components of inventories are as follows:


                                            MARCH 31,               SEPTEMBER 30,
                                              1998                      1998
                                              ----                      ----
Raw materials                                $23,665                   $28,512
Work-in-process                               26,796                    31,855
Finished goods                                27,228                    28,093
                                             -------                   -------
Total inventories at FIFO cost                77,689                    88,460
Less allowance to reduce certain
   current FIFO costs to LIFO basis              586                       586
                                             -------                   -------
Total inventories                            $77,103                   $87,874
                                             -------                   -------
                                             -------                   -------


Approximately 12% and 11% of the inventory is valued using the LIFO method at March 31, 1998 and September 30, 1998, respectively.

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                            MARCH 31,               SEPTEMBER 30,
                                              1998                      1998
                                              ----                      ----

Revolving credit facility                    $17,720                   $43,217
Subordinated promissory notes                 10,964                    11,797
Industrial revenue bonds                       5,000                     4,665
Equipment notes and other debt                   814                     9,427
                                             -------                   -------
                                              34,498                    69,106
Less current portion                             675                     1,967
                                             -------                   -------
                                             $33,823                   $67,139
                                             -------                   -------
                                             -------                   -------


In July 1998, in connection with the Nu-Tech acquisition, the Company assumed approximately $9,300 of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007. Each equipment note is secured by a piece of equipment. The outstanding balance of the equipment notes at September 30, 1998 was $9,070.

6.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's business operations and facilities are subject to a number of federal, state, and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of such assets and any unidentified environmental liabilities which arise subsequent to the date of closing through July 22, 2000, arising from conditions or activities existing at these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

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

                              Triumph Group, Inc.
       Notes to Condensed Consolidated Financial Statements (continued)
                   (dollars in thousands, except per share data)
                                  (Unaudited)


7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:


                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                         -------------                        -------------

(in thousands)                          1997            1998           1997            1998
                                        ----            ----           ----            ----

Weighed average common shares
   outstanding                          9,750           11,900         9,750           11,899
Net effect of dilutive stock options       89              104            76              124
Net effect of dilutive warrant            650              650           650              650
                                       -------          ------         -----           ------
Weighted average common shares
   outstanding - Assuming Dilution     10,489           12,654         10,476          12,673
                                       ------           ------         ------          ------
                                       ------           ------         ------          ------



Options to purchase 181,200 shares of common stock, at prices ranging from $43.125 per share to $45.375 per share, were outstanding during the second quarter of fiscal 1999. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 1998 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 shares of common stock at $10 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during the second quarter of fiscal 1999 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were September 30, 1998.


8.  SUBSEQUENT EVENTS

In October 1998, the Company acquired all of the outstanding capital stock of DG Industries, Inc. ("DG") and in November 1998, the Company acquired all of the outstanding capital stock of DV Industries, Inc. ("DV"). DG, with a facility in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry. DV, with a facility in Lynwood, California, is one of the largest providers of chemical processing, painting and non-destructive testing services to the aerospace and defense industries. The combined purchase price for these acquisitions of approximately $42,000, subject to adjustment, includes cash paid at closing, net of cash acquired, the assumption of certain liabilities, direct costs of the acquisitions and deferred payments.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Aviation Group

         Net sales. Net sales for the Aviation Group increased by $27.9 million, or 51.8%, to $81.8 million for the second quarter of fiscal 1999 from $53.9 million for the second quarter of fiscal 1998. This increase was primarily due to the inclusion of an aggregate of $30.5 million and $3.7 million in net sales for Nu-Tech Industries, Inc. ("Nu-Tech"), Frisby Aerospace, Inc. ("Frisby"), Hydro-Mill Co. ("Hydro-Mill"), Stolper-Fabralloy Company ("Stolper") and JDC Company ("JDC"), (collectively, the "Acquired Companies"), in the second quarter of fiscal 1999 and 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of the Company's Air Lab division ("Air Lab") in the second quarter of fiscal 1998. Air Lab had sales of $0.5 million for the second quarter of fiscal 1998.
         On a pro forma basis, assuming the Acquired Companies had been purchased on April 1, 1997, and the sale of Air Lab had taken place on April 1, 1997, net sales for the Aviation Group increased to $81.8 million for the three months ended September 30, 1998 from $73.3 million for the same three month period in the prior year. This represents growth ("Internal Growth") of $8.6 million or 11.7% over the prior year period.

         Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

         Costs of products sold. Costs of products sold for the Aviation Group increased by $19.0 million, or 52.6%, to $55.1 million for the second quarter of fiscal 1999 from $36.1 million for the second quarter fiscal 1998. This increase was primarily due to the inclusion of $20.4 million and $2.3 million in the second quarter of fiscal 1999 and 1998, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group, offset by a reduction of $0.4 million due to the sale of Air Lab.

         Gross profit. Gross profit for the Aviation Group increased by $8.9 million, or 50.1%, to $26.7 million for the second quarter of fiscal 1999 from $17.8 million for the second quarter of fiscal 1998. This increase was primarily due to the inclusion of $10.1 million and $1.4 million in the second quarter of fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group offset by the reduction of gross profit due to the sale of Air Lab. As a percentage of net sales, gross profit for the Aviation Group was 32.7% and 33.0% for the second quarter of fiscal 1999 and 1998, respectively.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Aviation Group increased by $2.3 million, or 33.0%, to $9.1 million for the second quarter of fiscal 1999 from $6.9 million for the second quarter of fiscal 1998, primarily due to the Acquired Companies.

         Depreciation and amortization. Depreciation and amortization for the Aviation Group increased by $1.4 million, or 82.5%, to $3.2 million for the second quarter of fiscal 1999 from $1.7 million for the second quarter of fiscal 1998, primarily due to the assets acquired in connection with the Acquired Companies.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         Operating income. Operating income for the Aviation Group increased by $4.0 million, or 38.0%, to $14.4 million for the second quarter of fiscal 1999 from $10.5 million for the second quarter of fiscal 1998. Excluding the one time gain on the sale of the Air Lab assets in the prior year, operating income increased by $5.2 million or 56.8%. This increase was primarily due to the addition of net sales and profits generated by the Acquired Companies. As a percentage of net sales, operating income for the Aviation Group was 17.6% for the second quarter of fiscal 1999 and 17.1% for the second quarter of fiscal 1998, excluding the gain on sale of Air Lab assets.
         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, operating income for the Aviation Group from Internal Growth was $4.1 million, or 40.1%, increasing to $14.4 million in the second quarter of fiscal 1999 from $10.3 million in the second quarter of fiscal 1998.

Metals Group

         Net sales. Net sales for the Metals Group decreased by $3.6 million, or 16.8%, to $17.7 million for the second quarter of fiscal 1999 from $21.2 million for the second quarter of fiscal 1998. This decrease was mainly due to the sale of the assets at the end of fiscal 1998 of the Deluxe Specialties Mfg. division ("Deluxe"). Deluxe had sales of $2.6 million in the second quarter of fiscal 1998.

         Costs of products sold. Costs of products sold for the Metals Group decreased by $3.7 million, or 21.7%, to $13.2 million for the second quarter of fiscal 1999 from $16.9 million for the second quarter of fiscal 1998. This decrease was mainly due to the sale of Deluxe. Deluxe had $2.0 million of cost of products sold in the second quarter of fiscal 1998.

         Gross profit. Gross profit for the Metals Group increased by $0.1 million, or 2.2%, to $4.4 million for fiscal 1999 from $4.3 million for the same period in the prior year, due to the reasons discussed above as well as a change in the mix of sales from lower margin sales to higher margin sales. As a percentage of net sales, gross profit for the Metals Group was 25.1% and 20.4% for the second quarter of fiscal 1999 and fiscal 1998, respectively.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Metals Group remained unchanged at $2.9 million from the prior year period.

         Depreciation and amortization. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the second quarter of fiscal 1999 from the second quarter of fiscal 1998.

         Operating income. Operating income for the Metals Group increased by $0.1 million, or 10.9%, to $1.3 million for the second quarter of fiscal 1999 from $1.2 million for the second quarter of fiscal 1998, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 7.3% and 5.5% for the second quarter of fiscal 1999 and 1998, respectively.

Overall Results

         Corporate expenses. Corporate expenses increased by $0.1 million, or 7.7%, to $1.3 million for the second quarter of fiscal 1999 from $1.2 million for the same period in the prior year.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         Interest expense. Interest expense increased by $0.3 million, or 25.2%, to $1.3 million for the second quarter of fiscal 1999 from $1.0 million for the second quarter of fiscal 1998. This increase was primarily due to increased debt levels associated with the acquisitions of the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, partially offset by the application of the proceeds from the public offering in November 1997 of shares of the Company's common stock and the proceeds from the sales of Air Lab and Deluxe.

         Income tax expense. The effective tax rate was 39.0% for the second quarter of both fiscal 1999 and 1998.

         Net income. Net income increased by $1.7 million, or 26.5%, to $8.0 million for the second quarter of fiscal 1999 from $6.3 million for the second quarter of fiscal 1998. Excluding an extraordinary gain of $0.6 million (net of tax of $0.4 million) recognized in the second quarter of 1998 that relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation) and the gain on the sale of Air Lab assets (after tax gain of $0.8 million) in the prior year, net income increased by $3.0 million or 61.7%. The increase in second quarter 1999 net income was primarily attributable to the acquisitions of the Acquired Companies and the increase in income for the Aviation Group as a whole.

Six months ended September 30, 1998 compared to six months ended September 30, 1997

Aviation Group

         Net sales. Net sales for the Aviation Group increased by $53.1 million, or 51.7%, to $155.9 million for the six months ended September 30, 1998 from $102.8 million for the six months ended September 30, 1997. This increase was primarily due to the inclusion of an aggregate of $57.0 million and $4.5 million in net sales for the Acquired Companies in the first six months of fiscal 1999 and 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of Air Lab in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million for the first six months of fiscal 1998.

         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, net sales for the Aviation Group from Internal Growth was $18.9 million, or 13.3%, increasing to $161.4 million in the first six months of fiscal 1999 from $142.5 million in the first six months of fiscal 1998.

         Increased demand for overhaul and repair services from commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEM's, accounted for the increase in net sales in the Aviation Group.

         Costs of products sold. Costs of products sold for the Aviation Group increased by $35.9 million, or 52.2%, to $104.6 million for the first six months of fiscal 1999 from $68.8 million for the first six months of fiscal 1998. This increase was primarily due to the inclusion of $38.4 million and $2.8 million in the first six months of fiscal 1999 and 1998, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group, offset by a reduction of $1.5 million due to the sale of Air Lab.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         Gross profit. Gross profit for the Aviation Group increased by $17.2 million, or 50.6%, to $51.2 million for the first six months of fiscal 1999 from $34.0 million for the first six months of fiscal 1998. This increase was primarily due to the inclusion of $18.6 million and $1.8 million in the first six months of fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group offset by the reduction of gross profit due to the sale of Air Lab. As a percentage of net sales, gross profit for the Aviation Group was 32.9% and 33.1% for the first six months of fiscal 1999 and 1998, respectively.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Aviation Group increased by $3.8 million, or 27.4%, to $17.6 million for the first six months of fiscal 1999 from $13.8 million for the first six months of fiscal 1998, primarily due to such expenses related to the Acquired Companies.

         Depreciation and amortization. Depreciation and amortization for the Aviation Group increased by $2.4 million, or 73.2%, to $5.8 million for the first six months of fiscal 1999 from $3.3 million for the first six months of fiscal 1998, primarily due to the assets acquired in connection with the Acquired Companies.

         Operating income. Operating income for the Aviation Group increased by $9.7 million, or 53.7%, to $27.8 million for the first six months of fiscal 1999 from $18.1 million for the first six months of fiscal 1998. Excluding the one time gain on the sale of the Air Lab assets in the prior year, operating income increased $11.0 million or 65.1%. This increase was primarily due to the addition of net sales and profits generated by the Acquired Companies. As a percentage of net sales, operating income for the Aviation Group was 17.9% for the first six months of fiscal 1999 and 16.4% for the first six months of fiscal 1998, excluding the gain on sale of Air Lab assets.
         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, operating income for the Aviation Group from Internal Growth was $9.2 million, or 45.8%, increasing to $29.4 million for the first six months of fiscal 1999 from $20.2 million for the first six months of fiscal 1998.

Metals Group

         Net sales. Net sales for the Metals Group decreased by $9.5 million, or 21.4%, to $34.8 million for the first six months of fiscal 1999 from $44.2 million for the first six months of fiscal 1998. This decrease was mainly due to the sale of the Deluxe assets at the end of fiscal. Deluxe had sales of $5.5 million in the first six months of fiscal 1998.

         Costs of products sold. Costs of products sold for the Metals Group decreased by $8.3 million, or 23.7%, to $26.7 million for the first six months of fiscal 1999 from $35.0 million for the first six months of fiscal 1998. This decrease was mainly due to the sale of Deluxe. Deluxe had $4.2 million of cost of products sold in the first six months of fiscal 1998.

         Gross profit. Gross profit for the Metals Group decreased by $1.2 million, or 12.8%, to $8.0 million for fiscal 1999 from $9.2 million for the same period in the prior year, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 23.1% and 20.8% for the first six months of fiscal 1999 and fiscal 1998, respectively.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         Selling, general and administrative expenses. Selling, general and administrative expenses for the Metals Group decreased by $0.5 million, or 8.8%, to $5.5 million from $6.0 million in the first six months of fiscal 1998, mainly due to the sale of Deluxe.

         Depreciation and amortization. Depreciation and amortization for the Metals Group remained unchanged at $0.5 million for the first six months of fiscal 1999 from the first six months of fiscal 1998.

         Operating income. Operating income for the Metals Group decreased by $0.7 million, or 24.1%, to $2.1 million for the first six months of fiscal 1999 from $2.7 million for the first six months of fiscal 1998, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.9% and 6.1% for the first six months of fiscal 1999 and 1998, respectively.

Overall Results

         Corporate expenses. Corporate expenses increased by $0.1 million, or 5.5%, to $2.4 million in the first six months of fiscal 1999 from $2.2 million in the same period of the prior year.

         Interest expense. Interest expense increased by $0.1 million, or 7.0%, to $2.0 million for the first six months of fiscal 1999 from $1.9 million for the first six months of fiscal 1998. This increase was primarily due to increased debt levels associated with the acquisitions of the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, partially offset by the application of the proceeds from the public offering in November 1997 of shares of the Company's common stock and the proceeds from the sales of Air Lab and Deluxe.

         Income tax expense. The effective tax rate was 39.0% for the first six months of both fiscal 1999 and 1998.

         Net income. Net income increased by $4.8 million, or 44.2%, to $15.6 million for the first six months of fiscal 1999 from $10.8 million for the first six months of fiscal 1998. Excluding an extraordinary gain of $0.6 million (net of tax of $0.4 million) recognized in the second quarter of 1998 that relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation) and the gain on the sale of Air Lab assets (after tax gain of $0.8 million) in the prior year, net income increased by $6.1 million or 65.2%. The increase in year to date 1999 net income was primarily attributable to the Acquired Companies and the increase in income for the Aviation Group as a whole.

Liquidity and Capital Resources

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $11.6 million of cash flows from operating activities for the six months ended September 30, 1998. The Company used approximately $35.1 million in investing activities and raised $25.0 million in financing activities for the six months ended September 30, 1998. As of September 30, 1998, $80.2 million was available under the Company's $125.0 million credit facility (the "Credit Facility"). On September 30, 1998, an aggregate amount of approximately $43.2 million was outstanding under the Credit Facility, $39.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.9% per annum, and $4.2 million of which was accruing interest at the prime rate of 8.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         On July 16, 1998, the Company acquired all of the outstanding capital stock of Nu-Tech which specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. Nu-Tech operates facilities located in the Kansas City, Missouri metropolitan area. The cash portion of the purchase price, net of cash acquired, of approximately $27.3 million was funded by borrowings under the Company's Credit Facility. In connection with the Nu-Tech acquisition, the Company assumed $9.3 million of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007.
         In October 1998, the Company acquired all of the capital stock of DG Industries, Inc. ("DG") and in November 1998 the Company acquired all of the capital stock of DV Industries, Inc. ("DV"). DG, with a facility in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry. DV, with a facility in Lynwood, California, is one of the largest providers of chemical processing, painting and non-destructive testing services to the aerospace and defense industries. The combined cash paid at closing, net of cash acquired, of approximately $26.6 million was funded by borrowings under the Company's Credit Facility.
         Capital expenditures were approximately $7.7 million for the six months ended September 30, 1998 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $22.0 million for its fiscal year ending March 31, 1999. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.
         The Company believes that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to indentify forward looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Registration Statement on Form S-3 filed with Securities and Exchange Commission in November 1997 and the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

         Pro forma financial information included above may not be indicative of actual results had the Acquired Companies been purchased and the sale of Air Lab occurred on April 1, 1997.

YEAR 2000 DATE CONVERSION

The Year 2000 issue exists because many software programs, computer hardware, operating systems and microprocessor based embedded controls in automated equipment use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly or fail to operate.

The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 date change and is cognizant of the time sensitive nature of the problem. The Company's operating units have assessed or are in the process of assessing how each may be impacted by Year 2000 and have formulated and commenced or are formulating and commencing implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units are currently making inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units are also in the process of testing information technology ("IT") systems, as well as non-IT systems, and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant and will repair or replace any such systems found to be non-compliant. The Company expects that this process will continue throughout the current and into the subsequent fiscal year.

The cost of completing the Company's Year 2000 assessment and the cost of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant has not been and is not expected to be material. The current assessment does not include costs related to software and hardware replaced in the normal course of business.

The variety and complexity of the Year 2000 issues identified and the proposed solutions, the Company's dependence on the technical skills of employees and independent contractors, and especially the representations and readiness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. In addition, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and transportation and delivery companies (such as Federal Express and United Parcel Service). Also, certain significant customers are material to the Company and a Year 2000 failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position.

While the Company does not currently foresee any material problems, there can be no assurance that the Company and its material suppliers and customers will be Year 2000 compliant by January 1, 2000 and that any such non-compliance will not have a material adverse effect on the Company.

The Company intends to develop a contingency plan after its risk assessment is completed, in the event that any unresolved issues are identified.

The foregoing Year 2000 discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's Year 2000 project is dependent on certain future events

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

including the availability and cost of personnel trained to perform Year 2000 modifications, the ability of the Company to locate and correct all non-compliant computer codes and embedded controls, the ability of material customers, suppliers and trading partners to successfully complete their own Year 2000 remediation projects, the accuracy of information received from third parties concerning the Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessment, and similar uncertainties.


Item 3.  Market Risk

Not applicable

                               TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

                  Not applicable

    Item 2.   Changes in Securities

         At the Annual Meeting of Stockholders in July 1998, the Stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company, par value $.001 per share from 15,000,000 to 50,000,000. See "Item 4 - Submission of Matters to a Vote of Security Holders."

    Item 3.   Defaults upon Senior Securities

              Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on July 21, 1998. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1. Election of six persons to the Company's Board of Directors to serve until 1999 Annual Meeting of Stockholders and until their successors are elected and qualified.

         Richard C. Ill:
         ---------------
         7,591,800 Affirmative
            27,025 Withheld

         John R. Bartholdson:
         --------------------
         7,591,800 Affirmative
            27,025 Withheld

         Richard C. Gozon:
         -----------------
         7,591,200 Affirmative
            27,625 Withheld

         Claude F. Kronk:
         ----------------
         7,592,300 Affirmative
            26,525 Withheld

         Joseph M. Silvestri:
         --------------------
         7,442,459 Affirmative
           176,366  Withheld

         Michael A. Delaney:
         -------------------
         7,592,300 Affirmative
            26,525 Withheld

                               TRIUMPH GROUP, INC.


2. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,00.

         8,869,805 Affirmative
         2,092,725  Negative

3.       Ratification of the Director's Stock Option Plan.

         10,738,889 Affirmative
            223,975 Negative

4. Ratification of the selection of Ernst & Young LLP as independent public accountants for the Company of the fiscal year ending March 31, 1999.

         10,946,433 Affirmative
             17,827  Negative


    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A.   Exhibits

                   (27)     Financial Data Schedule


              B.   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

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




Dated:  November 16, 1998