Form 10-Q/A
period 1998-06-30
TRIUMPH GROUP INC /
filed 1998-12-10
CIK 1021162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A2


        [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the fiscal year ended June
               30, 1998
                                    or
        [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 For the Transition Period From
               _________ To __________

                           Commission File No. 1-12235

                               Triumph Group, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               51-0347963
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification Number)

            1255 Drummers Lane, Suite 200, Wayne, Pennsylvania 19087
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (610) 975-0420
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                               ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 11,899,546 shares as of June 30, 1998

Part II.  Other Information

Item 6.       Exhibits and Reports on Form 8-K

        A.    Exhibits

              (10.1) Nu-Tech Industries Holding Company Stock Purchase Agreement (10.2) Stockholders Purchase Agreement

        B.    Reports on Form 8-K


        The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIUMPH GROUP, INC.


Dated: December 9, 1998               By:   /s/ Richard C. Ill
                                           -------------------------------------
                                           Richard C. Ill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)