Form 10-Q
period 1998-12-31
TRIUMPH GROUP INC /
filed 1999-02-12
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1998.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                        --------------

                                  TRIUMPH GROUP, INC.
          -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-----------------------------------    ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                                     19087-1565
------------------------------------------------         ---------------
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

Common stock, par value $0.001 per share, and Class D common stock, par value $0.001 per share, was 8,551,786 shares and 3,348,535 shares, respectively, as of January 29, 1999

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information

                                                                     Page Number
                                                                     -----------
    Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets                                      1
         March 31, 1998 and December 31, 1998

         Consolidated Statements of Income                                3
         Three months ended December 31, 1997 and 1998
         Nine months ended December 31, 1997 and 1998

         Consolidated Statements of Cash Flows                            4
         Nine months ended December 31, 1997 and 1998

         Notes to Consolidated Financial Statements                       6
         December 31, 1998

    Item 2.   Management's Discussion and Analysis of Financial          11
              Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk  18


Part II. Other Information

    Item 1.   Legal Proceedings                                          19

    Item 2.   Changes in Securities                                      19

    Item 3.   Defaults upon Senior Securities                            19

    Item 4.   Submission of Matters to a Vote of Security Holders        19

    Item 5.   Other Information                                          19

    Item 6.   Exhibits and Reports on Form 8-K                           19

Signature Page                                                           20



Part I.  Financial Information

Item 1.  Financial Statements




                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                                  MARCH 31,        DECEMBER 31,
                                                                    1998               1998
                                                                    ----               ----
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash                                                           $  4,642             $  7,389
   Accounts receivable, net                                         63,433               63,438
   Inventories                                                      77,103               94,900
   Prepaid expenses and other                                        1,298                3,076
   Deferred income taxes                                             2,763                  638
                                                                  --------             --------
Total current assets                                               149,239              169,441

Property and equipment, net                                         78,829              104,024

Excess of cost over net assets acquired, net                        55,998              115,695
Intangible assets and other, net                                    17,379               16,553
                                                                  --------             --------

Total assets                                                      $301,445             $405,713
                                                                  --------             --------
                                                                  --------             --------


                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                                       MARCH 31,          DECEMBER 31,
                                                                         1998                 1998
                                                                         ----                 ----
                                                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $ 27,396              $ 27,703
   Accrued expenses                                                      24,285                42,523
   Income taxes payable                                                   4,712                 5,505
   Current portion of long-term debt                                        675                 2,217
                                                                       --------              --------
Total current liabilities                                                57,068                77,948

Long-term debt, less current portion                                     33,823                88,816
Deferred income taxes and other                                          27,675                32,010

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 8,547,236 and 8,551,286 shares issued
     and outstanding at March 31, 1998 and
     December 31, 1998, respectively.                                         9                     9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding at
     March 31, 1998 and December 31, 1998.                                    3                     3
   Capital in excess of par value                                       135,331               135,408
   Retained earnings                                                     47,536                71,519
                                                                       --------              --------
Total stockholders' equity                                              182,879               206,939
                                                                       --------              --------

Total liabilities and stockholders' equity                             $301,445              $405,713
                                                                       --------              --------
                                                                       --------              --------



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        DECEMBER 31,                          DECEMBER 31,
                                                                     ------------------                    -----------------
                                                                      1997        1998                  1997              1998
                                                                      ----        ----                  ----              ----
Net sales                                                         $86,170      $ 102,023              $ 233,172        $ 292,645

Operating costs and expenses:
    Cost of products sold                                          61,388         70,489                165,158          201,849
    Selling, general, and administrative                           11,278         12,710                 33,306           38,106
    Depreciation and amortization                                   2,548          4,041                  6,423           10,365
    Gain on sale of assets                                              -              -                 (1,250)               -
                                                                  -------      ---------              ---------        ---------
                                                                   75,214         87,240                203,637          250,320

Operating income                                                   10,956         14,783                 29,535           42,325
Interest expense                                                    1,323          1,432                  3,202            3,443
                                                                  -------      ---------              ---------        ---------
Income before income taxes and extraordinary gain                   9,633         13,351                 26,333           38,882
Income tax expense                                                  3,756          4,940                 10,269           14,899
                                                                  -------      ---------              ---------        ---------
Income before extraordinary gain                                    5,877          8,411                 16,064           23,983

Extraordinary gain, net of income taxes                                 -              -                    610                -
                                                                  -------      ---------              ---------        ---------
 Net income                                                       $ 5,877        $ 8,411               $ 16,674         $ 23,983
                                                                  -------      ---------              ---------        ---------
                                                                  -------      ---------              ---------        ---------
Earnings Per Share - Basic:
    Income before extraordinary gain                               $ 0.56         $ 0.71                $  1.60          $  2.02
    Extraordinary gain, net of income taxes                             -              -                   0.06                -
                                                                  -------      ---------              ---------        ---------
    Net income                                                     $ 0.56         $ 0.71                $  1.66          $  2.02
                                                                  -------      ---------              ---------        ---------
                                                                  -------      ---------              ---------        ---------
Weighted average common shares outstanding -
 Basic                                                             10,567         11,900                 10,023           11,899
                                                                  -------      ---------              ---------        ---------
                                                                  -------      ---------              ---------        ---------
Earnings Per Share - Assuming Dilution:
    Income before extraordinary gain                               $ 0.52         $ 0.67                $  1.49          $  1.89
    Extraordinary gain, net of income taxes                             -              -                   0.06                -
                                                                  -------      ---------              ---------        ---------
    Net income                                                     $ 0.52         $ 0.67                $  1.55          $  1.89
                                                                  -------      ---------              ---------        ---------
                                                                  -------      ---------              ---------        ---------
Weighted average common shares outstanding -
 Assuming Dilution                                                 11,321         12,633                 10,759           12,660
                                                                  -------      ---------              ---------        ---------
                                                                  -------      ---------              ---------        ---------



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                         1997                1998
                                                                         ----                ----
OPERATING ACTIVITIES
Net income                                                             $ 16,674            $ 23,983
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of assets                                              (1,250)                  -
     Gain on extinguishment of debt                                      (1,000)                  -
     Depreciation and amortization                                        6,423              10,365
     Other amortization included in interest expense                        103                 102
     Provision for doubtful accounts receivable                               7                 289
     Provision for deferred income taxes                                  2,598               3,448
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                    569                 595
     Changes in other current assets and liabilities, net of
        acquisitions and disposition of businesses:
        Accounts receivable                                              (3,908)              4,578
        Inventories                                                      (9,814)            (14,182)
        Prepaid expenses and other current assets                          (325)             (1,618)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                          (4,938)             (6,207)
     Other                                                                 (883)               (398)
                                                                        --------            --------
Net cash provided by operating activities                                 4,256              20,955

INVESTING ACTIVITIES
Capital expenditures, net                                               (10,932)            (10,689)
Proceeds from sale of company                                             6,736                  -
Cost of businesses acquired, net of cash acquired                       (66,949)            (53,944)
                                                                        --------            --------
Net cash used in investing activities                                   (71,145)            (64,633)


                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                             ------------------------------
FINANCING ACTIVITIES                                                           1997                1998
                                                                               ----                ----
Net increase in revolving credit facility                                    $ 5,878             $ 47,780
Net proceeds from Common Stock Offering                                       66,813                    -
Proceeds from issuance of long-term debt                                       5,000                    -
Retirement of long-term debt                                                  (7,000)                   -
Repayment of debt and capital lease obligations                                 (195)              (1,407)
Payments of deferred financing costs                                               -                  (25)
Proceeds from exercise of stock options                                           26                   77
                                                                             -------              -------
Net cash provided by financing activities                                     70,522               46,425

Increase in cash                                                               3,633                2,747
Cash at beginning of period                                                      993                4,642
                                                                             -------              -------
Cash at end of period                                                        $ 4,626              $ 7,389
                                                                             -------              -------
                                                                             -------              -------
NONCASH INVESTING ACTIVITIES
Covenant not to compete contract liability
   related to acquisition                                                    $ 1,800                $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                                   $ 7,196             $ 11,230
Cash paid for interest                                                         2,579                2,596



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3. ACQUISITIONS AND DIVESTITURES

In the second and third quarters of fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG") and DV Industries, Inc. ("DV") (collectively the "1999 Acquisitions"). Nu-Tech, based in the Kansas City, Missouri metropolitan area, specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. DG, based in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry, focusing on a wide spectrum of aircraft flap, spoiler, auxiliary power and cooling systems. DV, located in Lynwood, California, provides chemical processing, painting and non-destructive testing services to the aerospace and defense industries. The combined purchase price for these acquisitions was $84,066. The purchase price includes cash paid at closing, net of cash acquired, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments. The combined excess of the purchase price over net assets acquired of $61,958 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their respective dates of acquisition. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of each respective acquisition. These acquisitions were funded through the Company's long-term borrowings.

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

The following unaudited pro forma information has been prepared assuming the 1999 Acquisitions, the 1998 Acquisitions and the 1998 Divestitures had taken place on April 1, 1997:


                                                     NINE MONTHS ENDED DECEMBER 31,
                                                     ------------------------------
                                                        1997               1998
                                                        ----               ----
Net sales                                             $288,183           $307,632
Operating Income                                        31,447             45,492
Income before extraordinary gain                        14,302             25,138

Income before extraordinary gain per share:
    Basic                                                 1.43               2.11
    Diluted                                               1.33               1.99

Net income                                              14,912             25,138
Net income per share:
    Basic                                                 1.49               2.11
    Diluted                                               1.39               1.99


                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired and the amortization of the intangible assets arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 1997. Also, the unaudited pro forma information excludes the sales and profits of the 1998 Divestitures. The sales and operating income excluded from the above unaudited pro forma information for the nine months ended December 31, 1997 for the 1998 Divestitures were $10,202 and $2,291 respectively.

4.  INVENTORIES

The components of inventories are as follows:


                                                               MARCH 31,                DECEMBER 31,
                                                                 1998                       1998
                                                                 ----                       ----
Raw materials                                                   $23,665                   $30,782
Work-in-process                                                  26,796                    33,385
Finished goods                                                   27,228                    30,733
                                                                -------                   -------
Total inventories at FIFO cost                                   77,689                    94,900
Less allowance to reduce certain current
   FIFO costs to LIFO basis                                         586                         -
                                                                -------                   -------
Total inventories                                               $77,103                   $94,900
                                                                -------                   -------
                                                                -------                   -------




Approximately 12% and 11% of the inventory is valued using the LIFO method at March 31, 1998 and December 31, 1998, respectively.

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                         MARCH 31,                DECEMBER 31,
                                           1998                       1998
                                           ----                       ----
Revolving credit facility                 $17,720                   $65,500
Subordinated promissory notes              10,964                    12,006
Industrial revenue bonds                    5,000                     4,665
Equipment notes and other debt                814                     8,862
                                          -------                   -------
                                           34,498                    91,033
Less current portion                          675                     2,217
                                          -------                   -------
                                          $33,823                   $88,816
                                          -------                   -------
                                          -------                   -------


In July 1998, in connection with the Nu-Tech acquisition, the Company assumed approximately $9,300 of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007. Each equipment note is secured by a piece of equipment. The outstanding balance of the equipment notes at December 31, 1998 was $8,821.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

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

7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                                   ------------------               -----------------
(in thousands)                                     1997            1998            1997           1998
                                                   ----            ----            ----           ----
Weighed average common shares
   outstanding                                   10,567          11,900          10,023         11,899
Net effect of dilutive stock options                104              83              86            111
Net effect of dilutive warrant                      650             650             650            650
                                                 ------          ------          ------         ------
Weighted average common shares
   outstanding - Assuming Dilution               11,321          12,633          10,759         12,660
                                                 ------          ------          ------         ------
                                                 ------          ------          ------         ------



Options to purchase 207,800 shares of common stock, at prices ranging from $32.19 per share to $45.38 per share, were outstanding during the third quarter of fiscal 1999. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 1998 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 shares of common stock at $10.00 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during the third quarter of fiscal 1999 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were December 31, 1998.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


8.  SUBSEQUENT EVENTS

In January 1999, the Company acquired substantially all of the assets of Chase Aerospace (UK) Limited ("Chase") and Hartford Tool and Die Company ("Hartford"). Chase, based in Lashom Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. Chase will be renamed Triumph Air Repair (Europe) Limited. Hartford, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. The combined cash paid at closing, for these acquisitions of approximately $9,429 was funded by borrowings under the Company's Credit Facility.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $20.9 million, or 32.7%, to $84.7 million for the third quarter of fiscal 1999 from $63.8 million for the third quarter of fiscal 1998. This increase was primarily due to the inclusion of an aggregate of $33.6 million and $15.1 million in net sales for DG Industries, Inc. ("DG"), DV Industries, Inc ("DV"), Nu-Tech Industries, Inc. ("Nu-Tech"), Frisby Aerospace, Inc. ("Frisby"), Hydro-Mill Co. ("Hydro-Mill"), Stolper-Fabralloy Company ("Stolper") and JDC Company ("JDC"), (collectively, the "Acquired Companies"), in the third quarter of fiscal 1999 and 1998, respectively.

         On a pro forma basis, assuming the Acquired Companies had been purchased on April 1, 1997, and the sale of Air Lab had taken place on April 1, 1997, net sales for the Aviation Group increased to $84.7 million for the three months ended December 31, 1998 from $78.7 million for the same three month period in the prior year. This represents growth ("Internal Growth") of $5.9 million or 7.6% over the prior year period.

         Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $13.8 million, or 31.5%, to $57.5 million for the third quarter of fiscal 1999 from $43.7 million for the third quarter fiscal 1998. This increase was primarily due to the inclusion of $22.2 million and $11.0 million in the third quarter of fiscal 1999 and 1998, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group.

         GROSS PROFIT. Gross profit for the Aviation Group increased by $7.1 million, or 35.4%, to $27.2 million for the third quarter of fiscal 1999 from $20.1 million for the third quarter of fiscal 1998. This increase was primarily due to the inclusion of $11.5 million and $4.1 million in the third quarter of fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group. As a percentage of net sales, gross profit for the Aviation Group was 32.1% and 31.5% for the third quarter of fiscal 1999 and 1998, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $1.6 million, or 22.6%, to $8.9 million for the third quarter of fiscal 1999 from $7.2 million for the third quarter of fiscal 1998, primarily due to the Acquired Companies.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $1.5 million, or 64.7%, to $3.8 million for the third quarter of fiscal 1999 from $2.3 million for the third quarter of fiscal 1998, primarily due to the assets acquired in connection with the Acquired Companies.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         OPERATING INCOME. Operating income for the Aviation Group increased by $4.0 million, or 37.9%, to $14.6 million for the third quarter of fiscal 1999 from $10.6 million for the third quarter of fiscal 1998. This increase was primarily due to the addition of net sales and profits generated by the Acquired Companies. As a percentage of net sales, operating income for the Aviation Group was 17.2% for the third quarter of fiscal 1999 and 16.6% for the third quarter of fiscal 1998.

         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, operating income for the Aviation Group from Internal Growth was $5.7 million, or 63.3%, increasing to $14.6 million in the third quarter of fiscal 1999 from $8.9 million in the third quarter of fiscal 1998.

METALS GROUP

         NET SALES. Net sales for the Metals Group decreased by $5.0 million, or 22.4%, to $17.4 million for the third quarter of fiscal 1999 from $22.4 million for the third quarter of fiscal 1998. This decrease was mainly due to the sale of the assets at the end of fiscal 1998 of the Deluxe Specialties Mfg. division ("Deluxe"), as well as weakness in the available markets for construction and electrogalvanized steel. Deluxe had sales of $2.6 million in the third quarter of fiscal 1998.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group decreased by $4.7 million, or 26.3%, to $13.0 million for the third quarter of fiscal 1999 from $17.7 million for the third quarter of fiscal 1998. This decrease was mainly due to lower raw material prices and the sale of Deluxe. Deluxe had $2.0 million of cost of products sold in the third quarter of fiscal 1998.

         GROSS PROFIT. Gross profit for the Metals Group decreased by $0.4 million, or 7.7%, to $4.3 million for the third quarter of fiscal 1999 from $4.7 million for the same period in the prior year, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 25.0% and 21.0% for the third quarter of fiscal 1999 and fiscal 1998, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $0.4 million, or 12.5%, to $2.8 million in the third quarter of fiscal 1999 from $3.2 million in the third quarter of fiscal 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the third quarter of fiscal 1999 from the third quarter of fiscal 1998.

         OPERATING INCOME. Operating income for the Metals Group, remained unchanged at $1.2 million for the third quarter of fiscal 1999 from the third quarter of fiscal 1998, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 7.1% and 5.4% for the third quarter of fiscal 1999 and 1998, respectively.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses increased by $0.2 million, or 25.6%, to $1.0 million for the third quarter of fiscal 1999 from $0.8 million for the same period in the prior year.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         INTEREST EXPENSE. Interest expense increased by $0.1 million, or 8.2%, to $1.4 million for the third quarter of fiscal 1999 from $1.3 million for the third quarter of fiscal 1998. This increase was primarily due to increased debt levels associated with the acquisitions of the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, partially offset by the application of the proceeds from the public offering in November 1997 of shares of the Company's common stock and the proceeds from the sales of Air Lab and Deluxe.

         INCOME TAX EXPENSE. The effective tax rate was 37.0% for third quarter of fiscal 1999 and 39.0% for the third quarter fiscal 1998.

         NET INCOME. Net income increased by $2.5 million, or 43.1%, to $8.4 million for the third quarter of fiscal 1999 from $5.9 million for the third quarter of fiscal 1998. The increase in third quarter 1999 net income was primarily attributable to the acquisitions of the Acquired Companies and the increase in income for the Aviation Group as a whole, as well as a reduction in the effective tax rate for the third quarter of 1999.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $74.0 million, or 44.4%, to $240.5 million for the nine months ended December 31, 1998 from $166.6 million for the nine months ended December 31, 1997. This increase was primarily due to the inclusion of an aggregate of $90.6 million and $19.6 million in net sales for the Acquired Companies in the first nine months of fiscal 1999 and 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of Air Lab in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million for the first nine months of fiscal 1998.
         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, net sales for the Aviation Group from Internal Growth was $25.9 million, or 11.3%, increasing to $255.5 million in the first nine months of fiscal 1999 from $229.6 million in the first nine months of fiscal 1998.

         Increased demand for overhaul and repair services from commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEM's, accounted for the increase in net sales in the Aviation Group.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $49.6 million, or 44.1%, to $162.1 million for the first nine months of fiscal 1999 from $112.5 million for the first nine months of fiscal 1998. This increase was primarily due to the inclusion of $60.6 million and $13.8 million in the first nine months of fiscal 1999 and 1998, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group, offset by a reduction of $1.5 million due to the sale of Air Lab.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         GROSS PROFIT. Gross profit for the Aviation Group increased by $24.3 million, or 45.0%, to $78.4 million for the first nine months of fiscal 1999 from $54.1 million for the first nine months of fiscal 1998. This increase was primarily due to the inclusion of $30.0 million and $5.9 million in the first nine months of fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group offset by the reduction of gross profit due to the sale of Air Lab. As a percentage of net sales, gross profit for the Aviation Group was 32.6% and 32.5% for the first nine months of fiscal 1999 and 1998, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $5.4 million, or 25.7%, to $26.5 million for the first nine months of fiscal 1999 from $21.0 million for the first nine months of fiscal 1998, primarily due to such expenses related to the Acquired Companies.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $3.9 million, or 69.8%, to $9.5 million for the first nine months of fiscal 1999 from $5.6 million for the first nine months of fiscal 1998, primarily due to the assets acquired in connection with the Acquired Companies.

         OPERATING INCOME. Operating income for the Aviation Group increased by $13.7 million, or 47.9%, to $42.4 million for the first nine months of fiscal 1999 from $28.7 million for the first nine months of fiscal 1998. Excluding the one time gain on the sale of the Air Lab assets in the prior year, operating income increased $15.0 million or 54.6%. This increase was primarily due to the addition of net sales and profits generated by the Acquired Companies. As a percentage of net sales, operating income for the Aviation Group was 17.6% for the first nine months of fiscal 1999 and 16.5% for the first nine months of fiscal 1998, excluding the gain on sale of Air Lab assets.

         On a pro forma basis, assuming the Acquired Companies had been purchased and Air Lab had been sold on April 1, 1997, operating income for the Aviation Group from Internal Growth was $14.4 million, or 46.4%, increasing to $45.6 million for the first nine months of fiscal 1999 from $31.2 million for the first nine months of fiscal 1998.

METALS GROUP

         NET SALES. Net sales for the Metals Group decreased by $14.5 million, or 21.7%, to $52.1 million for the first nine months of fiscal 1999 from $66.6 million for the first nine months of fiscal 1998. This decrease was mainly due to the sale of the Deluxe assets at the end of fiscal 1998, as well as weakness in the available markets for construction and electrogalvanized steel. Deluxe had sales of $8.1 million in the first nine months of fiscal 1998.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group decreased by $12.9 million, or 24.6%, to $39.8 million for the first nine months of fiscal 1999 from $52.7 million for the first nine months of fiscal 1998. This decrease was mainly due to lower raw material prices and the sale of Deluxe. Deluxe had $6.2 million of cost of products sold in the first nine months of fiscal 1998.

         GROSS PROFIT. Gross profit for the Metals Group decreased by $1.5 million, or 11.1%, to $12.4 million for the first nine months of fiscal 1999 from $13.9 million for the same period in the prior year, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 23.7% and 20.9% for the first nine months of fiscal 1999 and fiscal 1998, respectively.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $0.9 million, or 10.1%, to $8.3 million in the first nine months of fiscal 1999 from $9.2 million in the first nine months of fiscal 1998, mainly due to the sale of Deluxe.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $0.8 million for the first nine months of fiscal 1999 from the first nine months of fiscal 1998.

         OPERATING INCOME. Operating income for the Metals Group decreased by $0.6 million, or 15.8%, to $3.3 million for the first nine months of fiscal 1999 from $3.9 million for the first nine months of fiscal 1998, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 6.3% and 5.9% for the first nine months of fiscal 1999 and 1998, respectively.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses increased by $0.3 million, or 10.9%, to $3.4 million in the first nine months of fiscal 1999 from $3.1 million in the same period of the prior year.

         INTEREST EXPENSE. Interest expense increased by $0.2 million, or 7.5%, to $3.4 million for the first nine months of fiscal 1999 from $3.2 million for the first nine months of fiscal 1998. This increase was primarily due to increased debt levels associated with the acquisitions of the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, partially offset by the application of the proceeds from the public offering in November 1997 of shares of the Company's common stock and the proceeds from the sales of Air Lab and Deluxe.

         INCOME TAX EXPENSE. The effective tax rate was 38.3% for the first nine months of fiscal 1999 and 39.0% for the first nine months of fiscal 1998.

         NET INCOME. Net income increased by $7.3 million, or 43.8%, to $24.0 million for the first nine months of fiscal 1999 from $16.7 million for the first nine months of fiscal 1998. Excluding an extraordinary gain of $0.6 million (net of tax of $0.4 million) recognized in the second quarter of 1998 that relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation) and the gain on the sale of Air Lab assets (after tax gain of $0.8 million) in the prior year, net income increased by $8.7 million or 56.7%. The increase in year to date 1999 net income was primarily attributable to the Acquired Companies and the increase in income for the Aviation Group as a whole.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $21.0 million of cash flows from operating activities for the nine months ended December 31, 1998. The Company used approximately $64.6 million in investing activities and raised $46.4 million in financing activities for the nine months ended December 31, 1998. As of December 31, 1998, $57.9 million was available under the Company's $125.0 million credit facility (the "Credit Facility"). On December 31, 1998, an aggregate amount of approximately $65.5 million was outstanding under the Credit Facility, $54.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.8% per annum, and $11.5 million of which was accruing interest at the prime rate of 7.75% per annum. Amounts repaid under the Credit Facility may be reborrowed.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         In the second and third quarters of fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG") and DV Industries, Inc. ("DV"). Nu-Tech which specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. Nu-Tech operates facilities located in the Kansas City, Missouri metropolitan area. DG, with a facility in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry. DV, with a facility in Lynwood, California, is one of the largest providers of chemical processing, painting and non-destructive testing services to the aerospace and defense industries. The combined cash purchase price for these acquisitions, net of cash acquired, of approximately $53.9 million was funded by borrowings under the Company's Credit Facility. In connection with the Nu-Tech acquisition, the Company assumed $9.3 million of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007.

         In December 1998, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, subject to market conditions. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. The Company's Board of Directors believes that at the price levels prevailing at the time of the authorization, the repurchase of the Company's common stock would present an excellent investment opportunity.

         In January 1999, the Company acquired substantially all of the assets of Chase Aerospace (UK) Limited ("Chase") and Hartford Tool and Die Company ("Hartford"). Chase, based in Lashom Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. Chase will be renamed Triumph Air Repair (Europe) Limited. Hartford, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. The combined cash paid at closing, net of cash acquired, for these acquisitions of approximately $9.4 million was funded by borrowings under the Company's Credit Facility.

         Capital expenditures of approximately $10.7 million for the nine months ended December 31, 1998 were primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $22.0 million for its fiscal year ending March 31, 1999. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


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

The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 date change and is cognizant of the time sensitive nature of the problem. The Company's operating units have assessed or are in the process of assessing how each may be impacted by Year 2000 and have formulated and commenced or are formulating and commencing implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units are currently making inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units are also in the process of testing information technology ("IT") systems, as well as non-IT systems, and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant and will repair or replace any such systems found to be non-compliant. Currently, the Company estimates that, on a consolidated basis, it has substantially completed its assessment of how it may be impacted, is approximately three-quarters of the way through the development of plans to address the testing and remediation of its systems, and has completed approximately half of its testing and remediation activities. The Company estimates that it will complete this process prior to December 31, 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through December 31, 1998 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $0.2 million. The estimated costs yet to be incurred are approximately $0.5 million. The current assessment does not include costs related to software and hardware replaced in the normal course of business other than replacements accelerated due to the Year 2000 issue.

The variety and complexity of the Year 2000 issues identified and the proposed solutions, the Company's dependence on the technical skills of employees and independent contractors, and especially the representations and readiness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. In addition, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and transportation and delivery companies (such as Federal Express and United Parcel Service). Also, certain significant customers are material to the Company and a Year 2000 failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The most likely worst case scenario would be the failure of particular computer systems or machines with embedded chips that would require manual processes in order to continue production and invoicing activities. The Company believes that it could obtain materials at reasonably competitive prices from alternate suppliers given a failure at a current vendor.

While the Company does not currently foresee any material problems, there can be no assurance that the Company and its material suppliers and customers will be Year 2000 compliant by January 1, 2000 and that any such non-compliance will not have a material adverse effect on the Company.

The Company is in the process of developing contingency plans in the event that any unresolved issues are identified.

The foregoing Year 2000 discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's Year 2000 project is dependent on certain future events including the availability and cost of personnel trained to perform Year 2000 modifications, the ability of the Company to locate and correct all non-compliant computer codes and embedded controls, the ability of material customers, suppliers and trading partners to successfully complete their own Year 2000 remediation projects, the accuracy of information received from third parties concerning the Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessment, and similar uncertainties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A.       Exhibits

                       (27)     Financial Data Schedule


              B.       Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

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




Dated:  February 12, 1999