Form 10-K405
period 1999-03-31
TRIUMPH GROUP INC /
filed 1999-06-25
CIK 1021162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
/X/        Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           for the fiscal year ended March 31, 1999
                                                     or

/ /        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934 for the transition period from       to

                          Commission File No. 1-12235

                              TRIUMPH GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      51-0347963
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)

                       FOUR GLENHARDIE CORPORATE CENTER,
            1255 DRUMMERS LANE, SUITE 200, WAYNE, PENNSYLVANIA 19087

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (610) 975-0420

          Securities registered pursuant to Section 12(b) of the Act:

               Title of Class                      Name of Exchange on which Registered
---------------------------------------------  ---------------------------------------------
   COMMON STOCK, PAR VALUE $.001 PER SHARE                NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 28, 1999 was 8,382,836 and 3,348,535, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 28, 1999 of $30.625) was approximately $192,487,435.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated herein by reference:

    Proxy Statement of Triumph Group, Inc. in connection with its 1999 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

                               TABLE OF CONTENTS

ITEM NO.                                                                                                      PAGE
----------------------------------------------------------------------------------------------------------  ---------
Part I....................................................................................................          4

1. Business...............................................................................................          4

2. Properties.............................................................................................         19

3. Legal Proceedings......................................................................................         20

4. Submission of Matters to a Vote of Security Holders....................................................         20

Part II...................................................................................................         20

5. Market for Registrant's Common Equity and Related Stockholder Matters..................................         20

6. Selected Financial Data................................................................................         21

7. Management's Discussion and Analysis of Financial Condition and Results of Operations..................         23

7a. Quantitative and Qualitative Disclosures about Market Risk............................................         30

8. Financial Statements and Supplementary Data............................................................         31

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................         53

Part III..................................................................................................         53

10. Directors and Executive Officers of Registrant........................................................         53

11. Executive Compensation................................................................................         54

12. Security Ownership of Certain Beneficial Owners and Management........................................         54

13. Certain Relationships and Related Transactions........................................................         54

Part IV...................................................................................................         54

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................         54

                                     PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to Triumph's future operations and prospects, including statements that are based on current projections and expectations about the markets in which Triumph operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by Triumph. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting Triumph's two business segments, Year 2000 readiness, dependence of some of Triumph's businesses on key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting Triumph, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. Triumph does not undertake any obligation to revise these forward-looking statements to reflect future events.

GENERAL

    Triumph designs, engineers, manufactures, repairs, overhauls and distributes aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. Triumph serves a broad spectrum of the aviation industry, including commercial airlines and air cargo carriers, as well as original equipment manufacturers, commonly referred to as OEMs, of aerospace vehicles, commercial and military aircraft, and aircraft components.

PRODUCTS AND SERVICES

    Triumph's aviation products and services may generally be divided into three categories: structural components, flight controls and instrumentation, and subassembly components. The following is a description of some of the products and services offered by Triumph in each of these three categories:

    STRUCTURAL COMPONENTS. Triumph performs stretch forming, bending, die forming, machining, milling, welding, assembly and other fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as The Boeing Company. Triumph also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for commercial airlines and other aircraft operators.

    FLIGHT CONTROLS AND INSTRUMENTATION. Triumph designs and engineers mechanical and electromechanical controls such as remote valve operators and push/pull controls ranging from simple vent controls to sophisticated flight-critical engine controls for OEMs and commercial airlines and general aviation. In certain cases, principally at Triumph Controls, Inc., a wholly owned subsidiary of Triumph, Triumph's designs and engineering for these controls are proprietary because these designs are not sold to the OEM for whom the control is manufactured. Consequently, the OEM generally relies on Triumph to repair or replace these components. Triumph also performs repair and overhaul services and supplies spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

    SUBASSEMBLY COMPONENTS. Triumph performs complete repair and overhaul services on APUs and components for APUs for both commercial airlines and OEMs. APUs are used to provide power for all non-propulsion aircraft functions such as air conditioning, lights and other electrical functions. Triumph also repairs and overhauls aircraft accessories, including constant speed drives, pneumatic or electrically actuated valves, cabin compressors, starters and generators. Some of these components, like the APUs, are repaired pursuant to SFAR 36 certifications. In addition, Triumph manufactures hot section components for small propulsion jet engines, APUs and land-based power units and combustion system components for power equipment manufacturers. Finally, Triumph provides precision machining services for other operational components manufactured from refractory and other metals for the aviation and aerospace industry.

INDUSTRY OVERVIEW AND TRENDS

    Both the aircraft component production and component repair industries are highly fragmented, each consisting of a limited number of well-capitalized companies, which offer a broad range of products and services, and a large number of smaller, specialized companies. The aviation industry has been consolidating at an increasing pace in recent years, and it is expected that this consolidation will continue for the foreseeable future.

    A number of significant trends are currently affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components. These trends include the following:

    INCREASES IN AIR TRANSIT AND AIRCRAFT PRODUCTION. According to Boeing's 1998 Current Market Outlook, the worldwide fleet of commercial airplanes may double from approximately 12,300 airplanes at the end of 1997 to approximately 26,200 airplanes by 2017. Further, the Boeing Report projects that cargo jet aircraft will increase from approximately 1,430 airplanes in 1997 to approximately 2,706 airplanes by 2017. Additionally, the number of airplanes in service for more than ten years will continue to increase, and these older airplanes are the primary market for independent providers of manufacture, repair and overhaul services. The continued growth in air transit and aircraft production will increase the demand for aircraft component purchases and repairs.

    INCREASED OUTSOURCING BY AIRCRAFT OPERATORS AND OEMS. Aircraft operators have come under increasing pressure to reduce both operating and capital costs associated with providing aviation services. While several of the expenditures incurred by aircraft operators are beyond their direct control, such as fuel prices and labor costs, aircraft operators seeking cost reductions have increased purchases of some components from third parties and have outsourced repair and overhaul functions. Aircraft components sold by third party suppliers and aircraft components that have been repaired and overhauled are generally less expensive than new aircraft components sold by OEMs. In addition, OEMs are increasingly becoming "assemblers" of aviation products by outsourcing more manufacturing and repair functions to third parties. In this regard, Triumph supplies many OEMs with aircraft components and subassemblies, in addition to performing repair and overhaul services. In addition, as consolidation in the aviation services industry continues, aviation services consumers are requiring vendors to offer a broader range of services including, in some instances, inventory maintenance and management services. Triumph believes that its broad array of aviation products and services and its reputation for quality and timely and reliable delivery will position Triumph to continue to capitalize on the outsourcing trend. Triumph anticipates that increased reliance on outsourcing will continue to cause consolidation in the industry since only those suppliers with extensive capacities and adequate capital will secure agreements with OEMs and aircraft operators.

    REDUCTION IN THE NUMBER OF APPROVED SUPPLIERS AND VENDORS. In order to reduce purchasing costs, streamline purchasing decisions and have greater control over quality, purchasing departments of OEMs and aircraft operators have been reducing the number of approved suppliers and vendors. In the past several years, several OEMs and aircraft operators have reduced their supplier and vendor lists from as many as 50 to a core group of five to ten "mega-suppliers" or "mega-vendors" who have the size and capacity to meet their needs. Triumph has secured a position on these lists of a number of OEMs and airlines. Triumph believes that this trend will continue in the future and that, due to its established market presence and reputation for quality, Triumph will continue to be selected as an approved supplier and vendor. See "--Government Regulation."

    INCREASED MAINTENANCE AND SAFETY REQUIREMENTS. Under regulations promulgated by the FAA and similar agencies in other countries, including the Joint Aviation Authority and the Civil Aviation Administration of China, as well as guidelines established by OEMs and aircraft operators, when an aircraft component fails to perform within prescribed limits or after logging a prescribed number of flight hours, the aircraft component must be brought to a repair facility certified by the FAA or similar agency of a foreign nation for various types of designated service or replacement. The FAA has changed the nature of the licenses that it grants, from the grant of broad licenses for aircraft accessories or instruments within broad classifications to more limited licenses covering specific parts within more narrow classifications. Triumph holds many perpetual broad licenses that will continue unless abandoned, suspended or revoked. In addition, aircraft components require regular maintenance and inspection and replacement of "life-limited" components. The trend toward more stringent maintenance requirements and more frequent maintenance and overhaul has increased the size of the market for the repair of these components, because the use of new components is not always cost effective. Triumph believes that, because of its broad licenses and long-standing emphasis on quality control, it benefits from these higher maintenance and safety standards.

    INCREASED EMPHASIS ON COMPONENT TRACEABILITY. Because of concerns regarding the use of unapproved aircraft spare parts, regulatory authorities have increased the level of documentation that must be maintained on spare parts. This requirement has been extended by OEMs and aircraft operators to the vendors of spare parts. The high cost of required technology to compete effectively in the redistribution market has made entry into and survival in the aircraft spare parts redistribution market increasingly difficult and expensive. Triumph has implemented technology to enable it to meet these more stringent traceability requirements and intends to continue to do so in the future.

COMPETITIVE ADVANTAGES

    Triumph believes that it is well positioned to take advantage of trends affecting the market for the design, engineering, manufacture, repair and overhaul of aircraft components due to:

    BROAD ARRAY OF PRODUCTS AND SERVICES. Triumph offers the aviation industry a consolidated point of purchase for a broad array of aviation products and services. Triumph designs, engineers and manufactures aircraft components to fulfill the particular needs and requirements of its customers. In some cases, Triumph owns the proprietary rights to these designs and, accordingly, the customer generally relies on Triumph to provide service on these aircraft components at every stage of their useful lives, including the repair and overhaul or replacement of these components. In addition, Triumph manufactures aviation components according to its customers' specifications. Triumph also performs repair and overhaul services for customers on various aviation components manufactured by third parties such as AlliedSignal, Inc. In addition, Triumph offers to maintain and manage inventories of aircraft components and other products for some of its customers. In some instances, Triumph's customers require it to maintain and manage their inventories.

    GOVERNMENT CERTIFICATIONS. Triumph operates 16 FAA-certified repair stations and has been granted licenses from the FAA and foreign regulatory counterparts, including the Joint Aviation Authority and the Civil Aviation Administration of China, to perform repair and overhaul services on broad classifications of aircraft instruments and accessories. Without these broad certifications and licenses, which are often expensive and time consuming to obtain and involve extensive audit procedures, other companies are precluded from offering these products and services, thereby constituting a significant barrier to entry. See "--Government Regulation." In addition, Triumph holds two exclusive licenses issued by the FAA which permit Triumph to design, engineer, repair, test and release into service without FAA approval particular products to its own specifications for particular aircraft components and therefore to compete directly with OEMs with respect to these components. These exclusive licenses, known as SFAR 36 certifications, enable Triumph to offer, on a proprietary basis, some repaired parts relating to various aircraft accessories such as APUs and constant speed drives to its customers at a lower cost than other companies that must purchase replacement parts from third parties. Triumph employs designated engineering representatives who are certified to act on behalf of the FAA to develop, substantiate and approve repairs on components.

    EMPHASIS ON QUALITY CONTROL. Triumph incurs significant expenses to maintain the most stringent quality control of its products and services. In addition to domestic and foreign governmental regulations, OEMs, commercial airlines and other customers require that Triumph satisfy requirements relating to the quality of its products and services. Triumph has continually met or exceeded these requirements, and has successfully completed many audits conducted on a regular basis by the Coordinated Agency for Supplier Evaluation, a consortium of United States airlines, commonly referred to as C.A.S.E. As a vendor listed with C.A.S.E., Triumph is reviewed on a regular basis for quality and efficiency. Triumph also performs testing and certification procedures on all of the products that it designs, engineers, manufactures, repairs and overhauls, and maintains detailed records to ensure traceability of the production of and service on each aircraft component. Triumph believes that its emphasis on quality control has enabled it to obtain many of the FAA licenses it enjoys, including its exclusive SFAR 36 certifications. The expense required to institute and maintain Triumph's quality control procedures represents a barrier to entry for other companies.

    BROAD CUSTOMER BASE. Due to Triumph's broad array of products and services and its emphasis on quality control and timely delivery, Triumph's customers include virtually all of the world's major commercial airlines and an increasing number of the most widely recognized air cargo carriers, including Federal Express Corporation and United Parcel Service of America, Inc., and OEMs such as Boeing, AlliedSignal, Bombardier, Inc. and Aerospatiale (AirBus). Triumph expects that its customer base will continue to strengthen and broaden with increased cross-selling efforts by Triumph of its related products and services. Boeing and AlliedSignal each accounted for more than 10% of Triumph's consolidated revenues for the 12 months ended March 31, 1999. Although the loss of Boeing or AlliedSignal could have a material adverse effect on Triumph, Triumph provides various products and services to numerous Boeing and AlliedSignal facilities and, accordingly, Triumph believes that the loss of all Boeing or AlliedSignal business is unlikely.

    ESTABLISHED INDUSTRY PRESENCE. The operating divisions and subsidiaries in Triumph's Aviation Group have substantial experience in the aviation industry. These entities are characterized by experienced management and highly-skilled employees. Because of its established industry presence, Triumph enjoys strong customer relations, name recognition and repeat business.

COMPANY STRATEGY

    Triumph intends to grow its aviation business through:

    EXPANSION OF PRODUCTS AND SERVICES. Triumph will continue to introduce new aviation products and services to take advantage of the growing aviation industry and the increasing demand for aviation products and services. In an effort to expand its existing array of products and services and to capture additional repair and overhaul business, Triumph plans to expand, as appropriate, its program for the distribution and inventory management of third party aircraft components. Triumph will also expand its assembly and subassembly capabilities on particular aircraft components. By broadening its products and services, Triumph intends to further expand its position as a consolidated point of purchase to the aviation industry, capitalizing on the increasing trend toward outsourcing and the reduction by aircraft operators and OEMs of the number of approved suppliers and vendors.

    ACQUISITIONS. Triumph expects to continue its growth through acquisitions of other companies, assets or product lines that add to or complement Triumph's existing aviation products and services. Triumph successfully completed seven acquisitions since April 1, 1998.

                                                EFFECTIVE DATE OF
COMPANY ACQUIRED                                   ACQUISITION                 BUSINESS OF COMPANY ACQUIRED
------------------------------------------  --------------------------  ------------------------------------------
Nu-Tech Industries, Inc.                               July 1, 1998     Produces complex structural components for
                                                                        the commercial and military aircraft
                                                                        markets.

DV Industries, Inc.                                 October 1, 1998     Provides metal finishing, processing and
                                                                        other services for the military and
                                                                        commercial industries.

DG Industries, Inc.                                 October 1, 1998     Specializes in precision machining
                                                                        services for the aerospace, military and
                                                                        commercial industries.

Chase Aerospace, Ltd., operated by Triumph          January 1, 1999     Repairs and overhauls APUs and other
  as Triumph Air Repair (Europe) Ltd.                                   subassembly components for commercial
                                                                        transport carriers and the commuter
                                                                        aviation industry.

Hartford Tool & Die Company, operated by            January 1, 1999     Manufactures precision components and
  Triumph as HTD Aerospace, Inc.                                        assemblies for the military and commercial
                                                                        industries.

May Industries, Inc., operated by Triumph          February 1, 1999     Manufactures and machines precision tubing
  as Triumph Precision, Inc.                                            and provides heat-treating and brazing
                                                                        services for the aerospace industry.

Ralee Engineering Corp.                               April 1, 1999     Manufactures long structural components
                                                                        for the airline industry.

    Because of the fragmented nature of much of the market for aircraft products and services, Triumph believes that many additional acquisition opportunities exist in the aviation industry. Triumph steadily evaluates acquisition opportunities. Triumph may not successfully complete any of these acquisitions and if so acquired, these entities may not be properly integrated into Triumph.

    EXPANDED OPERATING CAPACITY. Triumph plans to increase its operating capacity to meet the expected increased growth and demand in the aviation industry. Triumph will increase its capital expenditures, including expenditures for additional equipment and skilled labor, to support this increased capacity. Triumph intends to continue to invest in state of the art machinery to increase its operating efficiencies and improve operating margins.

    INCREASED INTERNATIONAL MARKETING. Triumph intends to continue to take advantage of the expanding international market for aviation products and services as worldwide air travel escalates and foreign nations purchase used aircraft that require more frequent repair and maintenance. Triumph currently supplies products and services to virtually every major commercial airline in the world and retains independent sales representatives in a number of foreign countries. In addition, Triumph participates each year in several international trade shows, including the Paris Air Show and the Singapore Air Show. Triumph intends to build on its existing international presence through continued market penetration and, as appropriate opportunities arise, foreign acquisitions.

    CAPITALIZING ON AVIATION GROUP AFFILIATION. Utilizing the group affiliation of Triumph's operating divisions and subsidiaries, Triumph plans to increase cross-selling of related capabilities to its customers. In addition, Triumph has added a corporate Vice President who will coordinate this cross-selling among companies. Triumph's operating divisions and subsidiaries will continue to share independent sales representatives and jointly bid on projects where appropriate, while still maintaining their individual identities.

HISTORICAL BACKGROUND

    Triumph was formed by members of management and Citicorp Venture Capital, Ltd. to acquire particular businesses and assets from IKON Office Solutions, Inc. In connection with this acquisition, 19 members of management contributed capital in the aggregate amount of approximately $1.1 million and Citicorp Venture Capital, an institutional investor, contributed capital in the aggregate amount of approximately $6.9 million.

PROPRIETARY RIGHTS

    Triumph benefits from its proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. For example, at Triumph Controls, one of Triumph's subsidiaries, Triumph designs and engineers flight control systems and retains the proprietary rights to these designs and engineering. Accordingly, the customer generally relies on Triumph to provide initial and additional components, as well as to redesign, reengineer, replace or repair and provide overhaul services on these aircraft components at every stage of their useful lives. In addition, Triumph has proprietary rights to some of its manufacturing processes. For some products, Triumph's unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on Triumph for production of this designed product. Triumph also holds two SFAR 36 certifications that permit it to develop proprietary repair procedures to be used in some repair and overhaul processes, enabling Triumph to offer the customer a lower cost alternative to purchasing the OEM's replacement part. Triumph employs three designated engineering representatives who are certified to act on behalf of the FAA to develop, substantiate and approve repairs on components for some of Triumph's operating divisions and subsidiaries.

RAW MATERIALS AND REPLACEMENT PARTS

    Triumph purchases raw materials, primarily consisting of steel and aluminum coils, sheets and shapes, from various vendors. Triumph also purchases replacement parts which are utilized in its various repair and overhaul operations. Although Triumph believes that these raw materials and replacement parts are generally available at competitive prices from numerous sources, at times, castings and extrusions are in short supply and difficult to purchase in sufficient amounts to meets its customers' demands. See "Risk Factors--Limited Availability of Raw Materials."

OPERATING DIVISIONS AND SUBSIDIARIES

    Triumph operates through several operating divisions and subsidiaries which are divided into two groups: the Aviation Group and the Metals Group. The following chart describes the operations, customer base and certain other information with respect to Triumph's operating divisions and subsidiaries at March 31, 1999:

       OPERATING                                                                                           NUMBER
  DIVISION/SUBSIDIARY                                                                                        OF
   (YEAR ESTABLISHED)             LOCATION                  BUSINESS             TYPE OF CUSTOMERS        EMPLOYEES
------------------------  ------------------------  ------------------------  ------------------------  -------------
AVIATION GROUP
A. Biederman(1)           Glendale, CA              Sells and services        Commercial airlines,               84
(1933)                                              aircraft and industrial   U.S. military and cargo
                                                    instruments.              carriers.

Advanced Materials        Chandler, AZ              Repairs and manufactures  Aviation OEMs and                 354
Technologies, Inc.(3)     Tempe, AZ                 components for APUs and   aircraft operators.
(1987)                                              gas turbine engines.

Aerospace Technologies,   Fort Worth, TX            Manufactures              Commercial airlines,              130
Inc.(1) (1969)                                      metallic/composite        U.S. military and
                                                    bonded honeycomb          component supplier
                                                    assemblies and repairs    industry.
                                                    fuselage, wing, flight
                                                    control surface parts
                                                    and other flight
                                                    critical components.

DG Industries, Inc.       Phoenix, AZ               Specializes in precision  Military and commercial            27
(1978)                                              machining of aerospace    industry.
                                                    components.

DV Industries, Inc.       Lynwood, CA               Provides metal            Aerospace, military and           131
(1978)                                              finishing, processing     commercial industries.
                                                    and other services.

Frisby Aerospace,         Clemmons, NC              Designs, manufactures,    Military and commercial           136
Inc.(3) (1940)            Freeport, NY              assembles and tests       OEMs, U.S. government,
                                                    precision aircraft        prime contractors and
                                                    components.               major airlines.

Hydro-Mill Co.(1) (1937)  Chatsworth, CA            Manufactures, repairs     Aviation OEMs,                    162
                                                    and overhauls precision   commercial airlines and
                                                    machine parts and         aircargo carriers.
                                                    assemblies.

HTD Aerospace, Inc.       Bloomfield, CT            Manufactures precision    Commercial industry and            34
(1935)                                              components and            military.
                                                    assemblies.

JDC Company(3) (1985)     Ft. Lauderdale, FL        Specializes in the        Commercial Airlines and            61
                          Austin, TX                repair, overhaul and      general aviation
                                                    exchange of               aircraft operators.
                                                    electromechanical and
                                                    pneumatic aircraft
                                                    instruments.

       OPERATING                                                                                           NUMBER
  DIVISION/SUBSIDIARY                                                                                        OF
   (YEAR ESTABLISHED)             LOCATION                  BUSINESS             TYPE OF CUSTOMERS        EMPLOYEES
------------------------  ------------------------  ------------------------  ------------------------  -------------
K-T Corporation (1963)    Shelbyville, IN           Performs stretch          Aviation OEMs, U.S.               161
                                                    forming, bending, die     military and aerospace,
                                                    forming, machining,       mass transportation,
                                                    welding, assembly and     energy and heavy
                                                    other fabrication on      trucking industries.
                                                    aircraft wings,
                                                    fuselages and skins.

L.A. Gauge (1954)         Sun Valley, CA            Machines, bonds and       Defense, aerospace,                39
                                                    fabricates ultra-         medical, automotive and
                                                    precision parts.          computer industries.

Lamar Electro-Air(1)(2)   Wellington, KS            Repairs and overhauls     U.S. government,                  108
(1965)                                              aircraft and engine       commercial airlines and
                                                    accessories,              general aviation
                                                    manufactures pneumatic    aircraft operators.
                                                    and electrically
                                                    actuated valves for
                                                    aircraft.

Northwest Industries      Albany, OR                Machines and fabricates   Aerospace, nuclear,                32
(1960)                                              refractory, reactive,     medical, electronic and
                                                    heat and                  chemical industries.
                                                    corrosion-resistant
                                                    precision products.

Nu-Tech Industries, Inc.  Grandview, MO             Produces complex          Commercial and military           125
(1972)                                              structural components.    aircraft market.

Ralee Engineering Corp.   City of Industry, CA      Manufactures long         Aviation OEMs.                    139
(1962)                                              structural components
                                                    such as stringers, cords
                                                    and flooring.

Special Processes of      Phoenix, AZ               Produces and applies      Aviation OEMs and                  26
Arizona, Inc.(1) (1987)                             plasma coating.           aircraft operators.

Stolper-Fabralloy         Phoenix, AZ               Fabricates precision      Commercial, military and          273
Company(3) (1908)         Brookfield, WI            sheet metal components    aerospace OEMs.
                                                    from high temperature
                                                    alloys and provides
                                                    repair and overhaul
                                                    services.

       OPERATING                                                                                           NUMBER
  DIVISION/SUBSIDIARY                                                                                        OF
   (YEAR ESTABLISHED)             LOCATION                  BUSINESS             TYPE OF CUSTOMERS        EMPLOYEES
------------------------  ------------------------  ------------------------  ------------------------  -------------
Triumph Air Repair(1)(2)  Phoenix, AZ               Repairs and overhauls     Worldwide commercial              127
(1979)                                              APUs and supplemental     airlines.
                                                    equipment.

Triumph Air Repair        Hampshire, England        Repairs and overhauls     Commercial transport               33
(Europe) Limited                                    APUs and constant speed   carriers and the
(1989)(1)                                           drives and integrated     commuter aviation
                                                    drive generators.         industry.

Triumph Controls,         North Wales, PA           Designs and manufactures  Aviation OEMs,                    284
Inc.(1) (1943)                                      mechanical and            shipyards, repair and
                                                    electromechanical         overhaul facilities,
                                                    control systems.          airlines and U.S. and
                                                                              NATO military forces.

Triumph Precision, Inc.   Phoenix, AZ               Manufactures and          Aerospace industry.                57
(1964)                                              machines precision
                                                    tubing and provides heat
                                                    treating and brazing
                                                    services.

METALS GROUP
Great Western Steel       Chicago, IL               Produces steel products,  Manufacturers, primarily           34
(1918)                                              specializing in flat      in the home and office
                                                    rolled products.          products industries.

Kilroy Structural Steel   Cleveland, OH             Erects structural steel   General contractors,               18
Co. (1918)                                          frameworks.               engineers and architects
                                                                              of commercial buildings
                                                                              and bridges.

Triumph Industries        Bridgeview, IL            Produces and distributes  Computer and electronic            51
(1960)                                              specialty                 industries.
                                                    electrogalvanized
                                                    products.

------------------------

(1) Designates FAA-certified repair station.

(2) Designates SFAR 36 certification.

(3) Designates that two locations are FAA-certified repair stations.

METALS PROCESSING AND DISTRIBUTION

    Triumph's Metals Group consists of two operating divisions and one subsidiary with substantial experience in the metals industry. These businesses include a leading producer of electrogalvanized steel products and a steel service center specializing in flat rolled steel products. These entities supply products to several hundred manufacturers and other customers in the computer and electronics industries on a regional and national basis. In addition, Triumph operates a business engaged in the erection of structural frameworks for buildings and bridges in the Midwestern United States.

    Triumph's Metals Group processes, converts and distributes steel and steel products including electrogalvanized steel products which are stamped, formed, welded and painted, and coated steel for the electronic and computer industries. Triumph's steel service center specializes in flat rolled products and their processing, including hot or cold rolled sheet and coil and galvanized sheet and coil used primarily by the home and office products and appliance industry.

    Triumph also erects structural framework, including steel members and allied materials, for buildings and bridges, with a specialty in commercial and industrial buildings. These structural erection services are provided on a project-by-project basis primarily in the Midwestern United States. These projects are generally awarded on a fixed fee, competitive bid basis.

SALES AND MARKETING

    Each of Triumph's operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, where appropriate, collaborates with other Triumph operating divisions and subsidiaries for cross-marketing efforts. In addition, Triumph has added a corporate Vice President who will coordinate this cross-selling among companies. Each sales force and the respective officers of the operating divisions and subsidiaries are responsible for obtaining new customers and maintaining relationships with existing customers. Sales efforts are conducted primarily by independent regional manufacturer's representatives and in-house personnel. Generally, manufacturer's representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which Triumph operates.

    Triumph continually looks for opportunities to leverage its growing capabilities. The Presidents of Triumph's operating divisions and subsidiaries in the Aviation Group and Triumph's new Vice President, hired in March 1999 to assist in the coordination of the Group's marketing and sales efforts, meet periodically to discuss ways to improve sales and cross-marketing opportunities. The management of each operating division and subsidiary of Triumph also maintains close business relationships with many customers, thereby furthering the sales and marketing efforts of their businesses.

    A significant portion of Triumph's government and defense contracts are awarded on a competitive bidding basis. Triumph generally does not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. Triumph generally sells to its other customers on a fixed fee, negotiated contract or purchase order basis.

BACKLOG

    As of March 31, 1999, Triumph's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $189.9 million and $20.4 million, respectively. As of March 31, 1998, Triumph's Aviation and Metals Groups had outstanding purchase orders representing an aggregate invoice price of approximately $174.2 million and $12.6 million, respectively. Triumph believes that purchase orders in an aggregate approximate amount of $50.0 million will not be shipped by the Aviation Group by March 31, 2000. Triumph believes that all of the purchase orders will be shipped by the Metals Group by March 31, 2000.

COMPETITION

    The aircraft components production and repair industry is highly fragmented, consisting of both a limited number of well-capitalized companies which offer a broad range of products and services and a large number of smaller, specialized companies. Triumph believes that the principal competitive factors in the aviation products and services industry are quality, turnaround time, overall customer service and price. See "--Competitive Advantages." Triumph believes that it competes favorably on the basis of the foregoing factors. Triumph does not believe that the location of its repair facilities is a significant factor to its customers in selecting Triumph, as substantially all of the components serviced by Triumph are transported by common carrier to Triumph's facilities for service.

    Triumph competes with third party manufacturers, some of which are divisions or subsidiaries of OEMs or other large companies in the manufacture of aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than Triumph: OEMs, major commercial airlines and other independent service companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell their repair and overhaul services to other aircraft operators. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may outsource a limited amount of repair and overhaul services to third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

    Triumph's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of these competitors have greater financial and other resources than Triumph.

GOVERNMENT REGULATION

    The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Triumph must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of Triumph would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and these new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on Triumph.

    Triumph must also satisfy the requirements of its customers, including OEMs, that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to aircraft components used in commercial flight operations. The FAA regulates commercial flight operations and requires that aircraft components meet its stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and Triumph currently satisfies these maintenance standards in its repair and overhaul services. Several of Triumph's operating divisions are FAA-approved repair stations.

    Currently, the FAA is granting licenses only for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. In order to obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to a particular aircraft component in order to obtain a license with respect to this component, the application process may involve substantial cost.

    The license approval processes for the Joint Aviation Authority and Civil Aviation Administration of China are similarly stringent, involving potentially lengthy audits conducted by these regulatory authorities.

    Triumph's aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Triumph believes that its operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

    Triumph's operations are subject to federal, state and local environmental laws and regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require Triumph to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on Triumph. Although management believes that Triumph's operations and its facilities are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of Triumph's operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future.

    Certain of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions pursuant to the acquisition by Triumph of these facilities from IKON Office Solutions. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON Office Solutions's indemnification covers Triumph for losses Triumph might suffer in connection with liabilities and obligations (and other liabilities and obligations arising out of or in connection with the acquisition) arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by Triumph. More specifically, this IKON Office Solutions indemnification covers both (i) the costs, claims and potential losses associated with environmental matters identified in the purchase agreement for the acquisition as the result of environmental assessments or other disclosures made in connection with the acquisition, including the costs, claims and potential losses associated with all the environmental remediation activities and identified liabilities, and (ii) the losses connected to environmental liabilities which were not identified in the purchase agreement and which arise from conditions or activities existing at the facilities or operations acquired from IKON Office Solutions prior to their acquisition from IKON Office Solutions, provided that they are identified by Triumph to IKON Office Solutions before July 22, 2000. Some other facilities acquired and operated by Triumph or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior operators and/or present owners of the facilities for liabilities which Triumph incurs as a result of these investigations and the environmental contamination found which pre-dates Triumph's acquisition of these facilities. Two Company facilities also have been the subject of notices from a citizen group alleging failure to notify and file reports with appropriate agencies regarding the presence of hazardous chemicals in excess of specified threshold quantities. Triumph has denied these allegations and the citizen group has either withdrawn or ceased actively pursuing these claims. See "Risk Factors--Potential Exposure to Environmental Liabilities."

EMPLOYEES

    As of March 31, 1999, Triumph employed approximately 2,506 persons, of whom 164 were management employees, 90 were sales and marketing personnel, 209 were technical personnel, 236 were administrative personnel and 1,807 were production workers. As of March 31, 1999, approximately 342 employees were subject to collective bargaining agreements. Two of these collective bargaining agreements have expired and Triumph is currently negotiating with the unions for new contracts. None of the other collective bargaining agreements will expire in the next 12 months. Triumph has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

RISK FACTORS

    Statements in this Annual Report on Form 10-K, including those concerning Triumph's expectations regarding the effect of industry trends on Triumph, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses, and cash requirements, include forward-looking statements. Actual results may vary materially from these expectations. Factors which could cause actual results to differ from expectations include dependence on the aviation industry, requirements of capital, integration of acquired businesses, government regulation, dependence on key customers, technological developments and obsolete inventory. For a description of these and additional risks, see the discussion below. Triumph's results of operations may be adversely affected by one or more of these factors.

    DEPENDENCE ON AVIATION INDUSTRY. A substantial percentage of Triumph's gross profit and operating income is derived from its Aviation Group. Triumph's aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft and performing repair and overhaul services on existing aircraft and aircraft components; therefore, Triumph's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aviation industry, they tend to reduce the overall customer demand for Triumph's products and services, thereby decreasing Triumph's operating income. Economic and other factors that might affect the aviation industry may have an adverse impact on Triumph's results of operations. See "Business--Industry Overview and Trends."

    CAPITAL REQUIREMENTS AND INTEGRATION OF ACQUIRED BUSINESSES. A key element of Triumph's strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies engaged in the aviation industry. In order to grow internally, Triumph will be required to make significant capital expenditures. Triumph's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by particular restrictions contained in Triumph's revolving credit facility and its other financing arrangements. Growth by acquisition involves risks that could adversely affect Triumph's operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Triumph may not be able to obtain the capital necessary to pursue its internal growth and acquisition strategy, consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses into Triumph. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Company Strategy."

    YEAR 2000 CONVERSION. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. Triumph has already taken substantial steps to address the Year 2000 issue. With the implementation and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of Triumph's normal operations is reduced. However, Triumph may not identify and address all significant internal or external Year 2000 problems in a prompt and cost-effective manner. These Year 2000 problems, if not fixed, could have a material adverse effect on Triumph's business, results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Conversion."

    COMPETITION. There are numerous competitors of Triumph in both the aviation services and metals processing and distribution industries. Competition in the aviation industry comes from three primary sources: major commercial airlines, many of which operate their own maintenance and overhaul units, OEMs, which manufacture, repair and overhaul their own components, and other independent service companies. Triumph's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of Triumph's competitors in both aviation and metals have substantially greater financial and other resources than Triumph. Competitive pressures in either industry may materially adversely affect Triumph's business, financial condition or results of operations. See "Business--Competition."

    GOVERNMENT REGULATION AND INDUSTRY OVERSIGHT. The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Triumph must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of Triumph would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and any new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on Triumph. See "Business--Government Regulation."

    FLUCTUATIONS IN OPERATING RESULTS. Triumph's overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of Triumph's operating expenses are relatively fixed. Because several operating divisions and subsidiaries of Triumph typically do not obtain long-term purchase orders or commitments from their customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon their discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on Triumph's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE OF CERTAIN BUSINESSES ON KEY CUSTOMERS. Two customers of Triumph, Boeing and AlliedSignal, each accounted for more than 10% of Triumph's consolidated revenues during the 12 months ended March 31, 1999, and the loss of either of these customers could have a material adverse effect on Triumph. In addition, some of Triumph's operating divisions and subsidiaries have significant customers, the loss of whom could have an adverse effect on those businesses.

    LIMITED AVAILABILITY OF RAW MATERIALS. Recently, Triumph has experienced extended lead times for delivery of aircraft quality castings and extrusions. These extended lead times may affect Triumph's ability to meet its customers' demands on a timely basis. Triumph may not be able to purchase sufficient aircraft-quality castings and extrusions or other raw materials to meet the demands of its customers in the future and aircraft-quality castings and extrusions and other raw materials may not be available on satisfactory terms or reasonable prices or that such limited availability will not have a material adverse effect on Triumph.

    TECHNOLOGICAL DEVELOPMENTS. The aviation industry is constantly undergoing development and change, and accordingly, it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, Triumph may need to expend significant capital to purchase new equipment and machines or to train its employees in the new methods of production and service. Triumph may not be successful in developing new products and these capital expenditures may have a material adverse effect on Triumph.

    RISKS REGARDING TRIUMPH'S INVENTORY. Triumph offers to maintain and manage inventories of aircraft components and other products for some of its customers. In addition, some of Triumph's customers require Triumph to maintain and manage their inventories. If this inventory is not used by Triumph, because Triumph ceases to supply these customers with the related products or services or because these components or other products become obsolete, Triumph will not realize any income to offset the expenses incurred by Triumph to acquire and maintain this inventory.

    RELIANCE ON SKILLED PERSONNEL. From time to time, some of Triumph's operating divisions and subsidiaries have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. The ability of Triumph to operate successfully could be jeopardized if Triumph is unable to attract and retain a sufficient number of skilled personnel.

    EXISTENCE OF COLLECTIVE BARGAINING AGREEMENTS. Several of Triumph's subsidiaries are parties to collective bargaining agreements with labor unions, two of which have expired and are subject to current negotiation. Under those agreements, Triumph currently employs approximately 342 full-time employees, and from time to time employs up to an additional 114 temporary employees for its steel erection business, all of whom are members of labor unions. Currently, approximately 13.6% of Triumph's permanent employees are represented by labor unions and approximately 25.8% of the Aviation Group's revenues and 100% of the Metals Group's revenues are derived from the operating divisions and subsidiaries a portion of whose employees are unionized. Triumph's inability to negotiate acceptable contracts with these unions, particularly the contracts currently under negotiation, could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, Triumph could experience a significant disruption of its operations and higher ongoing labor costs, which could have an adverse effect on Triumph's business and results of operations.

    PRODUCT LIABILITY; CLAIMS EXPOSURE. Triumph's overall operations expose it to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by Triumph, the failure of an aircraft component designed or manufactured by Triumph or the irregularity of metal products processed or distributed by Triumph. While Triumph believes that its liability insurance is adequate to protect it from these liabilities and while no material claims have been made against Triumph, claims may arise in the future and insurance coverage may not be adequate. Additionally, insurance coverage may not be available in the future at an acceptable cost. Any liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on the financial condition of Triumph. See "Business--Legal Proceedings."

    POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. Triumph's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. Although management believes that Triumph's operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of Triumph's operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future. Some of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions. One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON Office Solutions indemnification covers both (i) the costs and claims associated with all of these environmental remediation activities and liabilities and (ii) the cost of unidentified liabilities that arise from conditions or activities existing at facilities prior to their acquisition from IKON Office Solutions and that are identified before July 22, 2000. Some other facilities acquired and operated by Triumph or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, have been under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior operators and/or present owners of the facilities for liabilities which Triumph incurs as a result of these investigations and the environmental contamination found which pre-dates Triumph's acquisition of these facilities. Triumph does not maintain environmental liability insurance, and if Triumph were required to pay the expenses related to these environmental liabilities, these expenses could have a material adverse effect on Triumph. See "Business--Environmental Matters."

ITEM 2. PROPERTIES

PROPERTIES

    Triumph's executive offices are located in Wayne, Pennsylvania, where Triumph leases 7,695 square feet of space. In addition, Triumph owns or leases the following facilities in which its operating divisions and subsidiaries are located.

                                                                                               SQUARE     OWNED/
LOCATION                                                        DESCRIPTION                    FOOTAGE    LEASED
---------------------------------------------  ---------------------------------------------  ---------  ---------
AVIATION GROUP
Chandler, AZ.................................  Thermal processing facility/office                 7,000     Leased
Phoenix, AZ..................................  Plasma spray facility/office                      13,500     Leased
Phoenix, AZ..................................  Repair and overhaul shop/office                   50,000     Leased
Phoenix, AZ..................................  Manufacturing facility/office                     35,000     Leased
Phoenix, AZ..................................  Machine shop/office                               13,700      Owned
Phoenix, AZ..................................  Manufacturing facility/office                     54,812     Leased
Tempe, AZ....................................  Manufacturing facility/office                     13,500      Owned
Tempe, AZ....................................  Machine shop                                       9,300      Owned
Tempe, AZ....................................  Machine shop                                      32,100      Owned
Chatsworth, CA...............................  Manufacturing facility/office                    101,900      Owned
Chatsworth, CA...............................  Manufacturing facility                            21,600     Leased
City of Industry, CA.........................  Manufacturing facility/office                     75,000     Leased
Glendale, CA.................................  Instrument shop/warehouse/office                  25,000     Leased
Lynwood, CA..................................  Processing and finishing facility/office          59,662     Leased
Sun Valley, CA...............................  Machine shop/office                               30,000      Owned
Walnut, CA...................................  Manufacturing facility/office                     98,359     Leased
Bloomfield, CT...............................  Manufacturing facility/office                     25,000     Leased
Hampshire, England...........................  Repair and overhaul/office                        11,915     Leased
Ft. Lauderdale, FL...........................  Instrument shop/warehouse/office                   7,200     Leased
Shelbyville, IN..............................  Manufacturing facility/office                    192,300      Owned
Shelbyville, IN..............................  Manufacturing facility/office                     50,000      Owned
Wellington, KS...............................  Repair and overhaul/office                        65,000     Leased
Grandview, MO................................  Manufacturing facility/office                     80,000      Owned
Freeport, NY.................................  Manufacturing facility/office/warehouse           29,000      Owned
Clemmons, NC.................................  Manufacturing facility/repair/office              20,000      Owned
Albany, OR...................................  Machine shop/office                               25,000      Owned
North Wales, PA..............................  Manufacturing facility/office                    111,400     Leased
Austin, TX...................................  Instrument shop/warehouse/office                   4,500     Leased
Fort Worth, TX...............................  Manufacturing facility/office                    114,100      Owned
Brookfield, WI...............................  Manufacturing facility/office                     62,000     Leased

METALS GROUP
Bridgeview, IL...............................  Steel processing facility/office                 135,700     Leased
Chicago, IL..................................  Steel distributing facility/office               140,000      Owned
Cleveland, OH................................  Steel fabrication facility/office                 30,950     Leased
Plain City, OH...............................  Office                                             2,000     Leased

    Triumph believes that its properties are adequate to support its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Triumph is presently involved in ordinary routine litigation incidental to its business. None of the cases or claims currently pending is expected, individually or in the aggregate, to have a material adverse effect on Triumph. Triumph believes that its potential exposure is adequately covered by its aviation product and general liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated:

                                          HIGH        LOW
                                         -------    -------
FISCAL 1999
    1st Quarter......................... $50 7/8    $39 3/4
    2nd Quarter.........................  47 11/16   27 1/16
    3rd Quarter.........................  34 7/8     24
    4th Quarter.........................  35 1/8     23 1/2

FISCAL 1998
    1st Quarter......................... $31 7/8    $22 3/4
    2nd Quarter.........................  33 5/8     27 1/8
    3rd Quarter.........................  37 1/4     30 1/2
    4th Quarter.........................  45         32 15/16

    As of May 28, 1999, the reported closing price for the Common Stock was $30.625. As of May 28, 1999, there were approximately 55 holders of record of the Common Stock and Triumph believes that its Common Stock was beneficially owned by 2,850 persons.

    Triumph has never declared or paid cash dividends on any class of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Triumph currently intends to retain its earnings, if any, and reinvest them in the development of its business. Triumph's credit facility and Triumph's 10.5% subordinated promissory note and payment in kind notes issued pursuant thereto in the aggregate principal amount of approximately $7.7 million payable to Teleflex Incorporated prohibit Triumph from paying dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                          YEARS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                          1995      1996(1)     1997(2)     1998(3)     1999(4)
                                                        ---------  ----------  ----------  ----------  ----------

                                                                   IN THOUSANDS, EXCEPT PER SHARE DATA
HISTORICAL OPERATING DATA:
Aviation Group
  Net sales...........................................  $  70,714  $  100,166  $  167,731  $  242,317  $  328,577
  Cost of products sold...............................     51,395      70,643     110,932     164,978     220,002
                                                        ---------  ----------  ----------  ----------  ----------
  Gross profit........................................     19,319      29,523      56,799      77,339     108,575
  Selling, general and administrative.................      8,761      12,915      24,228      29,611      36,652
  Depreciation and amortization.......................      1,780       2,513       5,066       7,991      13,301
                                                        ---------  ----------  ----------  ----------  ----------
  Operating income, before corporate expense(5).......      8,778      14,095      27,505      39,737      58,622
Metals Group
  Net sales...........................................     93,451      86,608      82,747      87,141      71,531
  Cost of products sold...............................     74,441      69,097      65,118      68,333      55,018
                                                        ---------  ----------  ----------  ----------  ----------
  Gross profit........................................     19,010      17,511      17,629      18,808      16,513
  Selling, general and administrative.................     11,715      11,874      12,177      12,225      11,037
  Depreciation and amortization.......................        916         999         979       1,100       1,036
                                                        ---------  ----------  ----------  ----------  ----------
  Operating income, before corporate expense(5).......      6,379       4,638       4,473       5,483       4,440
                                                        ---------  ----------  ----------  ----------  ----------
  Combined operating income, before corporate
    expense...........................................     15,157      18,733      31,978      45,220      63,062
  Corporate expense(6)................................      1,606       2,522       4,371       3,944       4,490
  Interest expense and other..........................      6,589       7,318       6,591       3,963       5,144
  Gain on sale of assets..............................         --          --          --      (2,250)         --
                                                        ---------  ----------  ----------  ----------  ----------
  Income from continuing operations, before income
    taxes and
    extra-ordinary items..............................      6,962       8,893      21,016      39,563      53,428
  Income tax expense..................................      2,598       3,699       8,461      15,561      20,281
                                                        ---------  ----------  ----------  ----------  ----------
  Income from continuing operations, before
    extraordinary items...............................      4,364       5,194      12,555      24,002      33,147
  Extraordinary (loss) gain, net of income taxes......         --          --      (1,478)        610          --
  (Loss)income from discontinued operations...........     (2,852)      4,496          --          --          --
                                                        ---------  ----------  ----------  ----------  ----------
  Net income..........................................  $   1,512  $    9,690  $   11,077  $   24,612  $   33,147
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
Preferred stock dividends and accretion...............       (489)       (740)       (460)         --          --
Redemption of preferred stock.........................         --          --      (1,746)         --          --
                                                        ---------  ----------  ----------  ----------  ----------
Income available to common stockholders...............  $   1,023  $    8,950  $    8,871  $   24,612  $   33,147
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
Earnings per share:
  Income from continuing operations, before
    extraordinary items:
    Basic.............................................  $    0.66  $     0.76  $     1.39  $     2.29  $     2.79
    Diluted...........................................       0.60        0.68        1.27        2.14        2.62
Shares used in computing earnings per share:
    Basic.............................................      5,850       5,850       7,447      10,485      11,896
    Diluted...........................................      6,500       6,514       8,146      11,231      12,646

                                                                          YEARS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                          1995      1996(1)     1997(2)     1998(3)     1999(4)
                                                        ---------  ----------  ----------  ----------  ----------

                                                                   IN THOUSANDS, EXCEPT PER SHARE DATA
BALANCE SHEET DATA:
Working capital.......................................  $  39,609  $   60,379  $   56,288  $   92,171  $   93,457
Total assets..........................................    111,386     161,406     171,315     301,445     428,857
Long-term debt, including current portion.............     71,738      98,769      24,392      34,498      93,008
Redeemable preferred stock............................      1,912       2,652          --          --          --
Total stockholders' equity............................      6,094      15,065      91,413     182,879     214,777

------------------------
(1) Results include the acquisitions of Triumph Controls, Inc. and Air Lab, Inc. from the date of each respective acquisition.

(2) Results include the acquisition of Advanced Materials Technologies, Inc. from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(3) Results include the acquisitions of JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc. from the date of each respective acquisition, and the sales of Air Lab, Inc. and Deluxe Specialties Mfg., Co. See Note 3 to the Consolidated Financial Statements.

(4) Results include the acquisitions of Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc. from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

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

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

    AVIATION GROUP

    NET SALES. Net sales for the Aviation Group increased by $86.3 million, or 35.6%, to $328.6 million for fiscal 1999 from $242.3 million for fiscal 1998. This increase was primarily due to the inclusion of an aggregate of $128.8 million and $44.4 million in net sales for JDC Company ("JDC"), Hydro-Mill Co. ("Hydro-Mill"), Stolper-Fabralloy Company ("Stolper") and Frisby Aerospace, Inc. ("Frisby"), (collectively, the "1998 Acquisitions") and Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), DV Industries, Inc. ("DV"), Triumph Air Repair (Europe) Ltd. ("Triumph Air Repair (Europe)"), HTD Aerospace, Inc. ("HTD") and Triumph Precision, Inc. ("Triumph Precision"), (collectively, the "1999 Acquisitions") in fiscal year 1999 and fiscal 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of the Company's Air Lab division ("Air Lab") in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million for the year ended March 31, 1998.

    On a pro forma basis, assuming the 1998 Acquisitions, the 1999 Acquisitions and the sale of Air Lab had taken place on April 1, 1997, net sales for the Aviation Group increased to $361.1 million for fiscal 1999 from $333.5 million for fiscal 1998. This represents growth ("Internal Growth") of $27.6 million or 8.3% over the prior year.

    Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $55.0 million, or 33.4%, to $220.0 million for fiscal 1999 from $165.0 million for fiscal 1998. This increase was primarily due to the inclusion of $85.6 million and $31.2 million in fiscal 1999 and fiscal 1998, respectively, of costs of products sold associated with net sales generated by the 1998 Acquisitions and the 1999 Acquisitions. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group, offset by a reduction of $1.5 million due to the sale of Air Lab.

    GROSS PROFIT. Gross profit for the Aviation Group increased by $31.2 million, or 40.4%, to $108.6 million for fiscal 1999 from $77.3 million for fiscal 1998. This increase was primarily due to the inclusion of $43.3 million and $13.2 million in fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the 1998 Acquisitions and the 1999 Acquisitions. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group. As a percentage of net sales, gross profit for the Aviation Group was 33.0% and 31.9% for fiscal 1999 and fiscal 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $7.0 million, or 23.8%, to $36.7 million for fiscal 1999 from $29.6 million for fiscal 1998, primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $5.3 million, or 66.4%, to $13.3 million for fiscal 1999 from $8.0 million for fiscal 1998, primarily due to the assets acquired in connection with the 1998 Acquisitions and the 1999 Acquisitions.

    OPERATING INCOME. Operating income for the Aviation Group increased by $18.9 million, or 47.5%, to $58.6 million for fiscal 1999 from $39.7 million, excluding the $1.3 million gain on the sale of Air Lab, for fiscal 1998. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by the 1998 Acquisitions and the 1999 Acquisitions, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 17.8% and 16.4% for fiscal 1999 and fiscal 1998, respectively.

    On a pro forma basis, assuming the 1998 Acquisitions, the 1999 Acquisitions and the sale of Air Lab had taken place on April 1, 1997, operating income for the Aviation Group from Internal Growth was $13.1 million or 26.7%, increasing to $62.2 million in fiscal 1999 from $49.1 million in fiscal 1998.

METALS GROUP

    NET SALES. Net sales for the Metals Group decreased by $15.6 million, or 17.9%, to $71.5 million for fiscal 1999 from $87.1 million for fiscal 1998. This decrease was primarily due to the sale of the assets of the Company's Deluxe Specialties Mfg. division ("Deluxe") at the end of fiscal 1998. Deluxe had sales of $10.8 million for fiscal 1998.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group decreased by $13.3 million, or 19.5%, to $55.0 million for fiscal 1999 from $68.3 million for fiscal 1998. This decrease was primarily due to lower raw material prices and the sale of Deluxe. Deluxe had $8.2 million of cost of products sold in fiscal 1998.

    GROSS PROFIT. Gross profit for the Metals Group decreased by $2.3 million, or 12.2%, to $16.5 million for fiscal 1999 from $18.8 million for fiscal 1998, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 23.1% and 21.6% for fiscal 1999 and fiscal 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $1.2 million, or 9.7%, to $11.0 million for fiscal 1999 from $12.2 million for fiscal 1998, mainly due to the sale of Deluxe.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group decreased by $0.1 million, or 5.8%, to $1.0 million for fiscal 1999 from $1.1 million for fiscal 1998.

    OPERATING INCOME. Operating income for the Metals Group decreased by $1.0 million, or 19.0%, to $4.4 million, for fiscal 1999 from $5.5 million for fiscal 1998, excluding the $1.0 million gain on the sale of Deluxe, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 6.2% and 6.3% for fiscal 1999 and fiscal 1998, respectively.

OVERALL RESULTS

    CORPORATE EXPENSES. Corporate expenses increased by $0.5 million, or 13.8%, to $4.5 million for fiscal 1999 from $3.9 million for fiscal 1998.

    INTEREST EXPENSE AND OTHER. Interest expense and other increased by $1.2 million, or 29.8%, to $5.1 million for fiscal 1999 from $4.0 million for fiscal 1998. This increase was primarily due to increased debt levels associated with the 1998 Acquisitions and the 1999 Acquisitions, the cash portions of which were financed by borrowings under the Company's credit agreement, partially offset by the application of the proceeds from the public offering of the Company's Common stock and the proceeds from the sales of Air Lab and Deluxe.

    INCOME TAX EXPENSE. The effective tax rate was 38.0% for fiscal 1999 and 39.3% for fiscal 1998.

    NET INCOME. Net income increased by $8.5 million, or 34.7%, to $33.1 million for fiscal 1999 from $24.6 million for fiscal 1998. Excluding an extraordinary gain of $0.6 million (net of tax of $0.4 million) recognized in the second quarter of 1998 that relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation) and the gains on the sales of the Air Lab assets (after tax gain of $0.8 million) and the Deluxe assets (after tax gain of $0.6 million), both in the prior year, net income increased by $10.5 million or 46.4%. The increase in fiscal 1999 net income was primarily attributable to the 1998 Acquisitions and the 1999 Acquisitions and the increase in income for the Aviation Group as a whole.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

    AVIATION GROUP

    NET SALES. Net sales for the Aviation Group increased by $74.6 million, or 44.5%, to $242.3 million for fiscal 1998 from $167.7 million for fiscal 1997. This increase was primarily due to the inclusion of an aggregate of $77.8 million and $17.8 million in net sales for Advanced Materials Technologies, Inc. ("AMTI"), Frisby, Hydro-Mill, Stolper and JDC in fiscal 1998 and fiscal 1997, respectively. The increase is partially offset by a reduction in sales due to the sale of Air Lab in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million and $5.5 million for the years ended March 31, 1998 and 1997, respectively. Net sales for the other operating divisions and subsidiaries in the Aviation Group, experienced a 12.4% increase in net sales over fiscal 1997. Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation Group.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $54.0 million, or 48.7%, to $165.0 million for fiscal 1998 from $110.9 million for fiscal 1997. This increase was primarily due to the inclusion of $51.5 million and $10.1 million in fiscal 1998 and fiscal 1997, respectively, of costs of products sold associated with net sales generated by AMTI, Frisby, Hydro-Mill, Stolper and JDC. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation Group.

    GROSS PROFIT. Gross profit for the Aviation Group increased by $20.5 million, or 36.2%, to $77.3 million for fiscal 1998 from $56.8 million for fiscal 1997. This increase was primarily due to the inclusion of $26.4 million and $7.7 million in fiscal 1998 and 1997, respectively, of gross profit on the net sales generated by AMTI, Frisby, Hydro-Mill, Stolper and JDC. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation Group. As a percentage of net sales, gross profit for the Aviation Group was 31.9% and 33.9% for fiscal 1998 and fiscal 1997, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $5.4 million, or 22.2%, to $29.6 million for fiscal 1998 from $24.2 million for fiscal 1997, primarily due to the AMTI, Frisby, Hydro-Mill, Stolper and JDC acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $2.9 million, or 57.7%, to $8.0 million for fiscal 1998 from $5.1 million for fiscal 1997, primarily due to the assets acquired in connection with the AMTI, Frisby, Hydro-Mill, Stolper and JDC acquisitions.

    OPERATING INCOME. Operating income for the Aviation Group increased by $12.2 million, or 44.5%, to $39.7 million, excluding the $1.3 million gain on the sale of Air Lab, for fiscal 1998 from $27.5 million for fiscal 1997. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by AMTI, Frisby, Hydro-Mill, Stolper and JDC, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation Group was 16.4% for both fiscal 1998 and fiscal 1997.

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

    OPERATING INCOME. Operating income for the Metals Group increased by $1.0 million, or 22.6%, to $5.5 million, excluding the $1.0 million gain on the sale of Deluxe, for fiscal 1998 from $4.5 million for fiscal 1997, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 6.3% and 5.4% for fiscal 1998 and fiscal 1997, respectively.

OVERALL RESULTS

    CORPORATE EXPENSES. Corporate expenses decreased by $0.4 million, or 9.8%, to $3.9 million for fiscal 1998 from $4.4 million for fiscal 1997.

    INTEREST EXPENSE. Interest expense decreased by $2.6 million, or 39.9%, to $4.0 million for fiscal 1998 from $6.6 million for fiscal 1997. This decrease was primarily due to reduced debt levels associated with the application of the proceeds from the public offering of the Company's Common stock and the proceeds from the sale of Air Lab, partially offset by the acquisitions of Frisby, Hydro-Mill, Stolper and JDC, the cash portions of which were financed by borrowings under the Company's credit agreement.

    INCOME TAX EXPENSE. The effective tax rate was 39.3% for fiscal 1998 and 40.3% for fiscal 1997.

    INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item increased by $11.4 million, or 91.2%, to $24.0 million for fiscal 1998 from $12.6 million for fiscal 1997. This increase was primarily due to the contribution generated by AMTI, Frisby, Hydro-Mill, Stolper and JDC and the overall favorable conditions in the aviation industry resulting in increased net sales of the Company's products and services.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $34.2 million of cash flows from operating activities for the year ended March 31, 1999. The Company used approximately $80.7 million in investing activities, and raised $46.9 million in the year ended March 31, 1999. As of March 31, 1999, $47.5 million was available under the $125.0 million credit facility (the "Credit Facility"). The Credit Facility would have matured on March 21, 2003 and bore interest, at the option of the Company, at the fluctuating prime rate or LIBOR, plus applicable points. On March 31, 1999, an aggregate amount of approximately $76.1 million was outstanding under the Credit Facility, $70.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.44% per annum, and $6.1 million of which was accruing at the prime rate of 7.75% per annum. Amounts repaid under the Credit Facility may be reborrowed.

    The Company has renegotiated its Credit Facility ("New Credit Facility"), which closed on June 11, 1999, with its lenders to increase the Credit Facility to $250.0 million from $125.0 million, extend the term and amend certain terms and covenants. The New Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the New Credit Facility without penalty. Additionally, the Company may allocate up to $5.0 million of the available New Credit Facility for the issuance of letters of credit.

    In July 1998, in connection with the Nu-Tech acquisition, the Company assumed approximately $9.3 million of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007. Each equipment note was secured by a piece of equipment. During March 1999, the Company retired all of the outstanding equipment notes, using the proceeds obtained from the sale of the equipment, which was subsequently lease-backed.

    On September 15, 1997, the Company retired the remaining $8.0 million subordinated note payable to IKON Office Solutions, Inc. The terms of the note provided for a $1.0 million discount in the event the note was repaid by October 1, 1997. The cash payment of $7.0 million was funded by the Company's long-term borrowings under its Credit Facility. The early extinguishment of this debt resulted in an extraordinary gain of $0.6 million net of income taxes of $0.4 million.

    In July 1997, the Company entered into a $10.0 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit has no established expiration date. No amount was outstanding on the Line of Credit as of March 31, 1999.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate. At March 31, 1999, the interest rate of the Bonds was 3.25%.

    Capital expenditures were approximately $19.5 million for the year ended March 31, 1999, primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $21.0 million for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

    In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech, DG and DV and substantially all of the assets of Triumph Air Repair (Europe), HTD and Triumph Precision. Nu-Tech, based in the Kansas City, Missouri metropolitan area, specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. DG, based in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry, focusing on a wide spectrum of aircraft flap, spoiler, auxiliary power and cooling systems. DV, located in Lynwood, California, provides chemical processing, painting and non-destructive testing services to the aerospace and defense industries. Triumph Air Repair (Europe), based in Lasham Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. HTD, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. Triumph Precision, based in Phoenix, Arizona, specializes in complex aerospace tube bending, precision machining, metal heat treating and brazing. The combined cash purchase price for these acquisitions was $69.0 million which was funded by borrowings under the Company's Credit Facility.

    In May 1999, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"). Ralee, located in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the airline industry. The cash paid at closing of approximately $13.3 million was funded by borrowings under the Company's Credit Facility. Ralee has revenues of approximately $20.0 million.

    In December 1998, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its Common stock, subject to market conditions. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. The Company's Board of Directors believes that at the price levels prevailing at the time of the authorization, the repurchase of the Company's Common stock presented an excellent investment opportunity. During fiscal 1999 the Company purchased 52,700 shares of its Common stock, for total cash consideration of $1.3 million. In April 1999, the Company purchased 117,500 shares of its Common stock for total cash consideration of $2.9 million. The purchases were funded by borrowings under the Company's Credit Facility.

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

    The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 date change and is cognizant of the time sensitive nature of the problem. The Company's operating units have assessed or are in the process of assessing how each may be impacted by Year 2000 and have formulated and commenced or are formulating and commencing implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units are currently making inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units are also in the process of testing information technology ("IT") systems, as well as non-IT systems, and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant and will repair or replace any such systems found to be non-compliant. Currently, the Company estimates that, on a consolidated basis, it has substantially completed its assessment of how it may be impacted and the development of plans to address the testing and remediation of its systems, and is approximately three-quarters of the way through its testing and remediation activities. The Company estimates that it will complete this process prior to October 31, 1999.

    The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through March 31, 1999 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $0.4 million. The estimated costs yet to be incurred are approximately $0.5 million. The current assessment does not include costs related to software and hardware replaced in the normal course of business other than replacements accelerated due to the Year 2000 issue.

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

    MARKET RISK

    The principal market risk to which the Company is exposed is changes in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes the Company's market risks associated with debt obligations and should be read in conjunction with Note 6 of the Consolidated Financial Statements.

    The following table presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the weighted average rate as of March 31, 1999. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 1999.

EXPECTED YEARS OF MATURITY

($ IN 000S)

                                                                 2000       2001       2002       2003       2004     THEREAFTER
                                                               ---------  ---------  ---------  ---------  ---------  -----------
Long -term debt, including current portion:
Fixed rate ($)...............................................        816        818        800      4,667      4,667         480
Weighted average interest rate (%)...........................        7.0        7.0        7.0        9.9        9.9        10.5
Variable rate ($)............................................        335        335        335     76,430        335       2,990
Weighted average interest rate (%)...........................       3.25       3.25       3.25        5.4       3.25        3.25

                                                                 TOTAL
                                                               ---------
Long -term debt, including current portion:
Fixed rate ($)...............................................     12,248
Weighted average interest rate (%)...........................
Variable rate ($)............................................     80,760
Weighted average interest rate (%)...........................

    FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Registration Statement on Form S-3 filed with Securities and Exchange Commission in November 1997 and in Item 1 of this Annual Report on Form 10-K, for the year ended March 31, 1999, filed with the SEC in June 1999.

    Pro forma financial information included above may not be indicative of actual results had the 1998 Acquisitions, the 1999 Acquisitions and the sale of Air Lab occurred on April 1, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See discussion in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

    We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 16, 1999,
except for Note 18, as to which
the date is May 12, 1999

                              TRIUMPH GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash....................................................................................  $    4,642  $    4,953
  Accounts receivable, less allowance for doubtful accounts of $1,840 and
    $1,907................................................................................      63,433      65,613
  Inventories.............................................................................      77,103     104,771
  Prepaid expenses and other..............................................................       1,298       2,473
  Deferred income taxes...................................................................       2,763       2,408
                                                                                            ----------  ----------
Total current assets......................................................................     149,239     180,218
Property and equipment, net...............................................................      78,829     107,123
Excess of cost over net assets acquired, net..............................................      55,998     124,667
Intangible assets and other, net..........................................................      17,379      16,849
                                                                                            ----------  ----------
    Total assets..........................................................................  $  301,445  $  428,857
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   27,396  $   33,894
  Accrued expenses........................................................................      24,285      47,263
  Income taxes payable....................................................................       4,712       4,453
  Current portion of long-term debt.......................................................         675       1,151
                                                                                            ----------  ----------
    Total current liabilities.............................................................      57,068      86,761

Long-term debt, less current portion......................................................      33,823      91,857
Deferred income taxes and other...........................................................      27,675      35,462
Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 and 50,000,000 shares authorized, 8,547,236
    and 8,551,786 shares issued...........................................................           9           9
  Class D common stock convertible, $.001 par value, 6,000,000 shares authorized,
    3,348,535 shares issued and outstanding...............................................           3           3
Capital in excess of par value............................................................     135,331     135,418
Treasury stock, at cost, 52,700 shares....................................................          --      (1,336)
Retained earnings.........................................................................      47,536      80,683
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................     182,879     214,777
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  301,445  $  428,857
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1997        1998        1999
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  250,478  $  329,458  $  400,108
Operating costs and expenses:
  Cost of products sold......................................................     176,050     233,311     275,020
  Selling, general and administrative........................................      40,748      45,723      52,130
  Depreciation and amortization..............................................       6,073       9,148      14,386
  Gain on sale of businesses.................................................          --      (2,250)         --
                                                                               ----------  ----------  ----------
                                                                                  222,871     285,932     341,536
                                                                               ----------  ----------  ----------
Operating income.............................................................      27,607      43,526      58,572
Interest expense and other...................................................       6,591       3,963       5,144
                                                                               ----------  ----------  ----------
Income before income taxes and extraordinary item............................      21,016      39,563      53,428
Income tax expense...........................................................       8,461      15,561      20,281
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................      12,555      24,002      33,147
Extraordinary (loss) gain, net of income taxes...............................      (1,478)        610          --
                                                                               ----------  ----------  ----------
  Net income.................................................................  $   11,077  $   24,612  $   33,147
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Preferred stock dividends....................................................        (460)         --          --
Redemption of preferred stock................................................      (1,746)         --          --
                                                                               ----------  ----------  ----------
Income available to common stockholders......................................  $    8,871  $   24,612  $   33,147
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Per Share--Basic:
  Income before extraordinary item...........................................  $     1.39  $     2.29  $     2.79
  Extraordinary (loss) gain, net of income taxes.............................       (0.20)       0.06          --
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     1.19  $     2.35  $     2.79
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding--Basic............................       7,447      10,485      11,896
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings Per Share--Assuming Dilution:
  Income before extraordinary item...........................................  $     1.27  $     2.14  $     2.62
  Extraordinary (loss) gain, net of income taxes.............................       (0.18)       0.05          --
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     1.09  $     2.19  $     2.62
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding--
  Assuming Dilution..........................................................       8,146      11,231      12,646
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                            COMMON      CAPITAL IN
                                                             STOCK      EXCESS OF   TREASURY   RETAINED
                                                          ALL CLASSES   PAR VALUE     STOCK    EARNINGS     TOTAL
                                                         -------------  ----------  ---------  ---------  ----------
Balance at March 31, 1996..............................    $       6    $    1,006  $      --  $  14,053  $   15,065
  Net income...........................................                                           11,077      11,077
  Issuance of 3,000,000 shares of common stock in
    public offering and direct sale (net of $1,250
    issuance costs)....................................            3        51,757                            51,760
  Redeemable preferred stock dividends.................                                             (370)       (370)
  Accretion of redeemable preferred stock..............                                           (1,836)     (1,836)
  Compensation in stock options issued to employee.....                         80                                80
  Purchase of 45,500 shares of common stock............                                   (85)                   (85)
  Acquisition consideration in stock options issued....                        164                               164
  Exercise of options to purchase
    common stock.......................................                                    75                     75
  Conversion of minority interest in subsidiary to
    common stock.......................................                        619                               619
  Retirement of treasury stock.........................                        (10)        10                     --
  Exchange of redeemable preferred stock for common
    stock..............................................                      4,858                             4,858
  Exchange of junior subordinated promissory notes for
    common stock.......................................            1        10,005                            10,006
                                                                 ---    ----------  ---------  ---------  ----------
Balance at March 31, 1997..............................           10        68,479         --     22,924      91,413
  Net income...........................................                                           24,612      24,612
  Issuance of 2,143,945 shares of common stock in
    public offering (net of $400 issuance costs).......            2        66,810                            66,812
  Exercise of options to purchase
    common stock.......................................                         42                                42
                                                                 ---    ----------  ---------  ---------  ----------
Balance at March 31, 1998..............................           12       135,331         --     47,536     182,879
  Net income...........................................                                           33,147      33,147
  Exercise of options to purchase
    common stock.......................................                         87                                87
  Purchase of 52,700 shares of common stock............                                (1,336)                (1,336)
                                                                 ---    ----------  ---------  ---------  ----------
Balance at March 31, 1999..............................    $      12    $  135,418  $  (1,336) $  80,683  $  214,777
                                                                 ---    ----------  ---------  ---------  ----------
                                                                 ---    ----------  ---------  ---------  ----------

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1997        1998        1999
                                                                                ----------  ----------  ----------
Operating Activities
Net income....................................................................  $   11,077  $   24,612  $   33,147
Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of businesses..................................................          --      (2,250)         --
  Gain on extinguishment of debt..............................................          --      (1,000)         --
  Depreciation and amortization...............................................       6,073       9,148      14,386
  Other amortization included in interest expense.............................         206         139         137
  Provision for doubtful accounts receivable..................................         959         173         508
  Provision for deferred income taxes.........................................       1,067       3,555       2,339
  Interest on subordinated and junior subordinated promissory notes paid by
    issuance of additional notes..............................................       1,550         758         803
  Write-off deferred financing costs..........................................         915          --          --
  Changes in other current assets and liabilities, net of acquisitions and
    dispositions of businesses................................................     (13,483)    (20,340)    (17,228)
  Other.......................................................................        (215)     (1,216)        104
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................       8,149      13,579      34,196
                                                                                ----------  ----------  ----------
Investing Activities
Capital expenditures, net.....................................................      (8,183)    (14,220)    (19,489)
Proceeds from sale of assets..................................................          --          --       7,767
Proceeds from sale of discontinued operations.................................      27,350          --          --
Proceeds from sale of businesses, net of cash sold............................          --      11,572          --
Cost of businesses acquired, net of cash acquired.............................      (7,950)    (80,708)    (69,021)
                                                                                ----------  ----------  ----------
Net cash provided by (used in) investing activities...........................      11,217     (83,356)    (80,743)
                                                                                ----------  ----------  ----------
Financing Activities
Net proceeds from common stock offering.......................................      51,760      66,812          --
Net (decrease) increase in revolving credit facility..........................     (23,841)      9,013      58,375
Purchase of treasury stock, net...............................................         (10)         --      (1,336)
Proceeds from exercise of stock options.......................................          --          42          87
Proceeds from issuance of long-term debt......................................      54,065       5,000          --
Refinancing and retirement of long-term debt..................................     (93,616)     (7,000)     (8,585)
Repayment of debt and capital lease obligations...............................      (6,872)       (423)     (1,658)
Payment of deferred financing cost............................................        (398)        (18)        (25)
                                                                                ----------  ----------  ----------
Net cash (used in) provided by financing activities...........................     (18,912)     73,426      46,858
                                                                                ----------  ----------  ----------
Net change in cash............................................................         454       3,649         311
Cash at beginning of year.....................................................         539         993       4,642
                                                                                ----------  ----------  ----------
Cash at end of year...........................................................  $      993  $    4,642  $    4,953
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Triumph's aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers and original equipment manufacturers on a worldwide basis. Triumph's metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from AlliedSignal and Boeing Co. ("Boeing") represented approximately 11% and 15%, respectively, of total accounts receivable as of March 31, 1999 and 16% and 12%, respectively, at March 31, 1998. The Company had no other significant concentrations of credit risk. For fiscal 1999, AlliedSignal and Boeing represented approximately 12% and 19%, respectively, of consolidated sales. Boeing's percentage includes the effects of Boeing's acquisitions of McDonnell Douglas and Rocketdyne. In fiscal 1998 Boeing represented approximately 14% of consolidated sales and AlliedSignal was less than 10% of consolidated sales. No other single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer, including AlliedSignal or Boeing, could have a material effect on the Company and its operating subsidiaries.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS

    Effective April 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 14).

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal-use software other than those incurred

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's first quarter ending June 30, 1999. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty-five to thirty years. Accumulated amortization at March 31, 1998 and 1999 was $1,896 and $5,264, respectively. The carrying value of excess of cost over net assets acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

    INTANGIBLE ASSETS

    Intangible assets at March 31, 1998 and 1999 of $14,793 and $13,335, respectively, consist primarily of patents, trademarks, aerospace designs and covenant not-to-compete agreements. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty-five years. Accumulated amortization at March 31, 1998 and 1999 was $4,103 and $5,170, respectively.

    REVENUE RECOGNITION

    Revenues are recorded when services are performed or when products are shipped except for long-term construction contracts which are recorded on the percentage-of-completion method based on the relationship between actual costs incurred and total estimated costs at completion. Estimated costs to complete for each contract are reviewed periodically as work progresses and appropriate adjustments are made to revenue recognition percentages, if necessary. In the event such estimates indicate a loss would be incurred on the contract, the estimated amount of such loss would be recognized in the period the estimated loss was determined. Sales from long-term construction contracts approximated 7%, 4% and 2% of total sales for the years ended March 31, 1997, 1998 and 1999, respectively.

    STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 9).

3. ACQUISITIONS AND DIVESTITURES

    In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), and DV Industries, Inc. ("DV") and substantially all of the

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) assets of Chase Aerospace (UK) Limited, renamed Triumph Air Repair (Europe) Limited ("Triumph Air Repair (Europe)"), Hartford Tool and Die Company, renamed HTD Aerospace, Inc. ("HTD") and May Industries, Inc. and Metal Joining, Inc. together renamed Triumph Precision, Inc. ("Triumph Precision"). Nu-Tech, based in the Kansas City, Missouri metropolitan area, specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. DG, based in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry, focusing on a wide spectrum of aircraft flap, spoiler, auxiliary power and cooling systems. DV, located in Lynwood, California, provides chemical processing, painting and non-destructive testing services to the aerospace and defense industries. Triumph Air Repair (Europe), based in Lasham Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. HTD, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. Triumph Precision, based in Phoenix, Arizona, specializes in complex aerospace tube bending, precision machining, and metal heat treating and brazing. The combined purchase price for these acquisitions was $102,950. The purchase price includes cash paid at closing, net of cash acquired, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and a contingent payment of approximately $7,000, which is included in accrued expenses at March 31, 1999. The combined excess of the purchase price over the fair value of the net assets acquired of $71,435 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

    In fiscal 1998, the Company acquired substantially all of the assets of Frisby Aerospace, Inc. ("Frisby") and J.D. Chapdelaine Co., renamed JDC Company ("JDC") and also acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper") and Hydro-Mill Company ("Hydro-Mill"). Frisby designs, manufactures, assembles and tests precision aircraft components and subsystems from facilities located in Freeport, New York and Clemmons, North Carolina. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. Stolper fabricates sheet metal from high temperature alloys and provides repair and overhaul service to aerospace end-users from facilities located in Brookfield, Wisconsin and Phoenix, Arizona. Hydro-Mill, based in Chatsworth, California, manufactures precision machined structural parts and assemblies for the aerospace industry. The combined purchase price for these acquisitions was $93,632. The purchase price includes cash paid at closing, in certain instances notes payable to the former owner, a long-term liability related to a covenant not-to-compete contract, the assumption of certain liabilities and direct costs of the acquisitions. The combined excess of purchase price over the fair value of the net assets acquired of $43,769 was recorded as excess of cost over net assets acquired and is being amortized on a straight-line basis over twenty-five to thirty years. The Frisby acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each anniversary of the acquisition through year 2003.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

    In fiscal 1998, the Company sold substantially all of the assets of Deluxe Specialties Mfg. Co. ("Deluxe") and the Company's Air Lab division ("Air Lab") (collectively the "1998 Divestitures") for $10,697 in cash and the assumption by the purchasers of certain liabilities. The reported results for the year ended March 31, 1998 include the $2,250 gain on sale of these assets. For the years ended March 31, 1997 and 1998, these entities had net sales of $15,697 and $12,906, respectively, and operating income of $1,568 and $1,386, respectively.

    The following unaudited pro forma information has been prepared assuming the above acquisitions and the 1998 Divestitures had occurred on April 1, 1997.

                                                                         YEAR ENDED MARCH 31,
                                                                        ----------------------
                                                                           1998        1999
                                                                        ----------  ----------
Net sales.............................................................  $  409,907  $  432,659
Income before extraordinary item......................................      23,736      34,133
Income before extraordinary item per share:
  Basic...............................................................        2.26        2.87
  Diluted.............................................................        2.11        2.70
Net income............................................................      24,346      34,133
Earnings per common share:
  Basic...............................................................        2.32        2.87
  Diluted.............................................................        2.17        2.70

    The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property, and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out or last-in, first-out methods) or market. The components of inventories are as follows:

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1998        1999
                                                                         ---------  ----------
Raw materials..........................................................  $  23,665  $   30,896
Work-in-process........................................................     26,796      39,280
Finished goods.........................................................     27,228      34,595
                                                                         ---------  ----------
      Total inventories at FIFO cost...................................     77,689     104,771
Less allowance to reduce certain FIFO costs to LIFO basis..............        586          --
                                                                         ---------  ----------
      Total inventories................................................  $  77,103  $  104,771
                                                                         ---------  ----------
                                                                         ---------  ----------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INVENTORIES (CONTINUED)
    Approximately 12% and 10% of the inventory is valued using the LIFO method at March 31, 1998 and 1999, respectively.

5. INCOME TAXES

    The components of income tax expense are as follows:

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                  1997       1998       1999
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $   6,453  $  10,430  $  16,211
  State.......................................................        941      1,576      1,731
                                                                ---------  ---------  ---------
                                                                    7,394     12,006     17,942
Deferred:
  Federal.....................................................      1,169      2,993      1,917
  State.......................................................       (102)       562        422
                                                                ---------  ---------  ---------
                                                                    1,067      3,555      2,339
                                                                ---------  ---------  ---------
                                                                $   8,461  $  15,561  $  20,281
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                  1997       1998       1999
                                                                ---------  ---------  ---------
Statutory federal income tax rate.............................       35.0%      35.0%      35.0%
State and local income taxes, net of federal tax benefit......        2.6        3.5        2.6
Miscellaneous permanent items and non-deductible accruals.....        0.8        0.9        0.8
Other.........................................................        1.9       (0.1)      (0.4)
                                                                ---------  ---------  ---------
Effective income tax rate.....................................       40.3%      39.3%      38.0%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1998       1999
                                                                          ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards......................................  $     436  $      --
  Accruals and reserves.................................................      1,267      1,084
  Accounts receivable...................................................        272         --
  Inventories...........................................................      1,158      1,980
                                                                          ---------  ---------
                                                                              3,133      3,064
Deferred tax liabilities:
  Property and equipment................................................     13,906     17,804
  Other assets..........................................................      5,129      8,682
  Accounts receivable...................................................         --        352
  Prepaid expenses and other............................................        900        735
                                                                          ---------  ---------
                                                                             19,935     27,573
                                                                          ---------  ---------
Net deferred tax liabilities............................................  $  16,802  $  24,509
                                                                          ---------  ---------
                                                                          ---------  ---------

    Income taxes paid during the years ended March 31, 1997, 1998 and 1999 were $6,413, $10,611 and $16,135, respectively. At March 31, 1996, the Company had alternative minimum tax credit carryforwards of $1,558 for income tax purposes which were fully utilized in 1997.

6. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1998       1999
                                                                          ---------  ---------
Revolving credit facility...............................................  $  17,720  $  76,095
Subordinated promissory notes...........................................     10,964     11,734
Industrial revenue bonds................................................      5,000      4,665
Other debt and capital lease obligations................................        814        514
                                                                          ---------  ---------
                                                                             34,498     93,008
Less current portion....................................................        675      1,151
                                                                          ---------  ---------
                                                                          $  33,823  $  91,857
                                                                          ---------  ---------
                                                                          ---------  ---------

    On March 8, 1999 and December 31, 1998, the Company amended its existing $125,000 credit agreement ("Credit Facility") with its lenders to amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 0.30% and 1.00% or the prime rate (or the Federal funds rate plus 0.5% if greater) at the option of the Company and expires on March 21, 2003. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, and depreciation and amortization. In addition, the Company is required to pay a commitment fee of between

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. LONG-TERM DEBT (CONTINUED)
0.10% and 0.225% on the unused portion of the Credit Facility without penalty. Additionally, the Company may allocate up to $5,000 of the available Credit Facility for the issuance of letters of credit of which $1,300 and $1,400 was used as of March 31, 1998 and 1999, respectively.

    In July 1998, in connection with the Nu-Tech acquisition, the Company assumed approximately $9,300 of equipment notes with interest rates ranging from 8.5% to 9.25%, maturing between March 2004 and March 2007. Each equipment note was secured by a piece of equipment. During March 1999, the Company retired all of the outstanding equipment notes, using the proceeds obtained from the sale of the equipment, which was subsequently leased-back.

    On March 30, 1998, the Company amended and restated its Credit Facility to extend the maturity date, reduce interest rates and amend certain covenants.

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

    In July 1997, the Company entered into a $10,000 discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit has no established expiration date. No amounts were outstanding on this Line of Credit as of March 31, 1998 and 1999.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5,000 are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A. The Bonds bear interest at a variable weekly rate, which was 3.95% and 3.25% at March 31, 1998 and 1999, respectively.

    On October 30, 1996, the Company paid down the then outstanding balance on the revolving credit facility using the proceeds from the Company's initial public offering (see Note 7). On December 31, 1996, the Company amended the credit agreement increasing the revolving credit facility to $85,000 and retiring the $33,750 term loan.

    On July 19, 1996, the Company entered into an unsecured credit agreement for a $50,000 revolving credit facility and a $35,000 term loan. The proceeds of the new term loan, amounts borrowed under the new revolving credit facility and the proceeds received from the sale of Quality Park Products, Inc., a former subsidiary of the Company, were used to extinguish the outstanding balances of the revolving credit facility, the senior term loans, and the senior subordinated notes existing at March 31, 1996. The early extinguishment of this debt resulted in an extraordinary loss of $1,478, net of an income tax benefit of $985 related to the write-off of unamortized deferred financing fees and prepayment penalties.

    At March 31, 1998 and 1999, the interest rate on borrowings under the Credit Facility was 6.51% and 5.63%, respectively. As of March 31, 1999, $47,505 of additional borrowings were available under the Credit Facility.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. LONG-TERM DEBT (CONTINUED)
    At March 31, 1999, the Subordinated Promissory Notes consist of two notes, a $4,000 principal amount bearing interest at 7%, due in annual installments of $800 on July 1 of each year commencing in 1999 through and including 2003, and $7,734 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $626, $692 and $770 for the years ended March 31, 1997, 1998 and 1999, respectively.

    The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants (excluding the initial public offering and the employee stock option plan described in Notes 7 and 9), make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

    The fair value of the Company's Credit Facility and the Bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, is approximately $13,000.

    Maturities of long-term debt are as follows: 2000--$1,151; 2001--$1,153; 2002--$1,135; 2003--$81,097; 2004--$5,002; thereafter, $3,470 through 2013.

    Interest paid on indebtedness during the years ended March 31, 1997, 1998, and 1999 amounted to $5,986, $3,277 and $3,957, respectively.

    Financing fees and expenses of $807 incurred with respect to indebtedness have been capitalized and are reflected in other assets. These fees and expenses are being amortized over the terms of the related indebtedness (5-8 years). Total amortization (included in interest expense) for the years ended March 31, 1997, 1998 and 1999 was $206, $139 and $137, respectively. On July 19, 1996, in conjunction with the refinancing, $915 in unamortized deferred financing fees related to the extinguished debt were written off and an additional $398 in financing fees related to the new credit agreement were capitalized.

7. STOCKHOLDERS' EQUITY

    During fiscal 1999, the Company purchased 52,700 shares of the Company's Common stock as treasury stock. Treasury stock is recorded at cost. Also during fiscal 1999, the Company increased its authorized shares of Common stock from 15,000,000 to 50,000,000.

    In November 1997, the Company completed the sale of 2,000,845 shares of its Common stock for $33.00 a share through an underwritten public offering. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase additional shares to cover over-allotments. In December 1997, the underwriters exercised the over-allotment option and the Company sold an additional 143,100 shares of its Common stock. The net proceeds from the sale of $66,812 were used to repay long-term debt.

    In October 1996, the Company completed the sale of 2,500,000 shares of its Common stock for $19.00 per share through an underwritten public offering and the sale of 125,000 shares of its Common stock for $17.67 per share through a direct sale by the Company. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 375,000 additional shares of its Common stock for $19.00 a share to cover over-allotments. In November 1996, the underwriters exercised the over-allotment

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCKHOLDERS' EQUITY (CONTINUED)
option and the Company sold an additional 375,000 shares of its Common stock. The net proceeds from the sales were $51,760. The total net proceeds were used to pay down a portion of the Company's long-term borrowings under its credit agreement and $5,500 of the 10% subordinated promissory note.

    In October 1996, in conjunction with the public offering described above, the Company exchanged all outstanding Redeemable preferred stock for Common stock. The liquidation value of the Redeemable preferred stock plus accumulated dividends at the date of the exchange of $4,858 was converted to 281,318 shares of Common stock at the initial public offering price of $19.00 (less underwriting discounts and commissions and estimated offering expenses payable by the Company). The accretion of the original issue discount and accumulated dividends of $2,206, for the year ended March 31, 1997 was charged to retained earnings.

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

    The holders of Class D common stock may elect at any time to convert any or all such shares into Common stock on a share-for-share basis. During fiscal 1997, 1998 and 1999, 197,370, 599,155 and 0 shares, respectively, of Class D common stock were converted to shares of the Company's Common stock.

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

    The Company has Preferred stock of $100 par value, 250,000 shares authorized. At March 31, 1998 and 1999 no shares of Preferred stock are outstanding. Prior to the initial public offering of the Company's Common Stock, the Company had Class A, B and C common shares outstanding, $.001 par value. The Class A had 6,500,455 shares authorized and 1,300,000 shares issued. The Class B and Class C were convertible to Class A and had 4,550,000 and 455 shares authorized and issued, respectively. In conjunction with the public offering, the Class A, B and C were converted to Common stock and Class D common stock.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. EARNINGS PER SHARE

    The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                         YEAR ENDED MARCH 31,
                                                                    -------------------------------
                                                                      1997       1998       1999
                                                                    ---------  ---------  ---------
                                                                              (THOUSANDS)
Weighted average common shares outstanding........................      7,447     10,485     11,896
Net effect of dilutive stock options..............................         49         96        100
Net effect of dilutive warrant....................................        650        650        650
                                                                    ---------  ---------  ---------
Weighted average common shares outstanding--assuming dilution.....      8,146     11,231     12,646
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Options to purchase 67,000 shares of Common stock, at prices ranging from $32.19 per share to $45.38 per share, were outstanding during fiscal 1999. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 1999 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 shares of Common stock at $10.00 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during fiscal 1999 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were March 31, 1999.

9. EMPLOYEE BENEFIT PLANS

    DEFINED BENEFIT PENSION PLAN

    Approximately 170 employees participate in a noncontributory defined benefit pension plan sponsored by the Company. Normal retirement under the Plan is age 65 and participants receive monthly benefits of a stated amount for each year of service. The Company's funding policy for the Plan is to make the minimum annual contributions required by applicable regulations. The Plan's assets are primarily invested in stocks and bonds. The net periodic pension cost and related pension liability is not material.

    DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to 20% of their regular compensation before taxes. During fiscal 1997, the Company increased its matching contribution from 33% to 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $749, $1,049 and $1,441 for the years ended March 31, 1997, 1998 and 1999, respectively.

    OTHER POSTRETIREMENT BENEFITS

    In connection with the acquisition of one of the Company's subsidiaries, the Company provides certain postretirement medical and insurance benefits to eligible employees under a collective bargaining agreement. For any employees who retired through the date of the acquisition, the previous owner

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
retained all liabilities for benefits due and administration of the postretirement benefits. The Company has assumed responsibility for administration of the postretirement coverage for any eligible employee who retires subsequent to the date of acquisition. The Company will pay the costs related to these benefits upon retirement and will be reimbursed by the previous owner for its pro rata portion based on relative length of service. The Company does not fund the plan.

    The Company has recorded a total liability of approximately $1,600 (as estimated by actuaries) for other postretirement benefits, of which approximately $1,400 is estimated to be reimbursed by the previous owner as of March 31, 1999. These amounts are included in other liabilities and other assets, respectively. The discount rate used was 6.65%. The annual expense for such benefits is not material.

    STOCK OPTION PLANS

    The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to five years and expire ten years from the date of the grant.

    The Company also has issued performance-based stock purchase warrants with an exercise price of $10.00 per share which expire ten years from the date of grant.

SUMMARY OF STOCK OPTION AND WARRANT ACTIVITY

                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                      OPTIONS    EXERCISE PRICE     WARRANTS     EXERCISE PRICE
                                     ---------  -----------------  -----------  -----------------
Balance, March 31, 1996............          0                              0

Granted............................    248,340      $   19.00              --
Forfeited..........................     (1,250)     $   19.00              --
                                     ---------                     -----------
Balance, March 31, 1997............    247,090      $   19.00               0

Granted............................     25,600      $   34.00              --
Exercised..........................     (2,238)     $   19.00              --
Forfeited..........................    (10,289)     $   19.00              --
                                     ---------                     -----------
Balance, March 31, 1998............    260,163      $   20.48               0

Granted............................    182,200      $   43.73          60,000       $   10.00
Exercised..........................     (4,550)     $   19.00              --
Forfeited..........................     (7,375)     $   27.56              --
                                     ---------                     -----------
Balance, March 31, 1999............    430,438      $   30.21          60,000       $   10.00
                                     ---------                     -----------
                                     ---------                     -----------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
SUMMARY OF STOCK OPTIONS AND WARRANTS OUTSTANDING AT MARCH 31, 1999

                                                            OPTIONS/WARRANTS
                     OPTIONS/WARRANTS OUTSTANDING             EXERCISABLE
                ---------------------------------------  ----------------------
                              WEIGHTED
                               AVERAGE       WEIGHTED                WEIGHTED
                              REMAINING       AVERAGE                 AVERAGE
EXERCISE PRICE               CONTRACTUAL     EXERCISE                EXERCISE
    RANGE        NUMBER      LIFE (YRS.)       PRICE      NUMBER       PRICE
--------------  ---------  ---------------  -----------  ---------  -----------
    $10.00         60,000           9.3      $   10.00           0
    $19.00        226,238           7.6      $   19.00     112,614   $   19.00
 $32 3/16-$34      24,000           8.6      $   33.92       5,900   $   34.00
$43 1/8-$45 3/8   180,200           9.1      $   43.80           0
                ---------                                ---------
                  490,438                                  118,514
                ---------                                ---------
                ---------                                ---------

    At March 31, 1998 and 1999, 256,349 options and 135,524 options, respectively, were available for issuance under the plans.

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

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% for 1997, 5.9% for 1998 and 5.5% for 1999; no dividends; a volatility factor of the expected market price of the Company's Common stock of .32, .30 and .30 for 1997, 1998 and 1999, respectively, and a weighted-average expected life of the options of 6 years.

    For purposes of pro forma disclosures, the weighted average fair value of the options ($8.00 per share for the 1997 issuance, $14.19 per share for the 1998 issuance and $17.79 per share for the 1999 issuance) is amortized to expense over the options' assumed vesting period. Since the Company's stock options vest over three to five years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
pro forma net income. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

PRO FORMA NET INCOME AND EARNINGS PER SHARE

                                                                    YEAR ENDED MARCH 31,
                                                               -------------------------------
                                                                 1997       1998       1999
                                                               ---------  ---------  ---------
Pro forma net income.........................................  $  10,946  $  24,130  $  32,008
Pro forma net income per share:
  Basic......................................................       1.17       2.30       2.69
  Diluted....................................................       1.07       2.16       2.56

10. LEASES

    Capital lease assets are included in property and equipment and the related obligations in other debt and capital lease obligations. Amortization of capital lease assets is included in depreciation expense. At March 31, 1999, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2000--$5,180; 2001--$5,046; 2002--$4,683; 2003--$4,138; 2004--$3,529 thereafter, $11,266 through 2017. In the normal course of business, operating leases are generally renewed or replaced by other leases.

    Total rental expense was $1,830, $2,479 and $3,679 for the years ended March 31, 1997, 1998 and 1999, respectively.

11. PROPERTY AND EQUIPMENT

    Net property and equipment at March 31, 1998 and 1999 is:

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1998        1999
                                                                         ---------  ----------
Land...................................................................  $   6,460  $    7,653
Buildings and improvements.............................................     16,814      24,489
Machinery and equipment................................................     71,454      99,627
                                                                         ---------  ----------
                                                                            94,728     131,769
  Less accumulated depreciation........................................     15,899      24,646
                                                                         ---------  ----------
                                                                         $  78,829  $  107,123
                                                                         ---------  ----------
                                                                         ---------  ----------

    Depreciation expense for the years ended March 31, 1997, 1998 and 1999 was $4,480, $6,348 and $9,558, respectively.

12. COMMITMENTS AND CONTINGENCIES

    Certain of the Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of the assets and any unidentified environmental liabilities which arise subsequent to the date of settlement through July 22, 2000, arising from conditions or activities existing at

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

    The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

13. COLLECTIVE BARGAINING AGREEMENTS

    Approximately 14% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years, with the exception at one operating location in the Metals segment, which is currently under negotiation.

14. SEGMENT REPORTING

    The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: Aviation and Metals. The Company's Aviation segment consists of twenty operating units and the Metals segment consists of three operating units at March 31, 1999.

    The Aviation segment revenue is generated from the manufacture, repair and overhaul of sub-assembly and structural components and flight controls and instrumentation for aircraft and related products.

    The sub-assembly components revenues are derived from repair and overhaul services on auxiliary power units for both commercial airlines and OEMs. The Company also repairs and overhauls aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as remote valve operators and push/pull controls, ranging from simple vent controls to sophisticated flight-critical engine controls for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

    The Metals segment produces and distributes electrogalvanized steel, which can be stamped, formed, welded and painted and coated steel. The Company also operates a steel service center specializing in flat rolled products and their processing, including hot and cold rolled sheet and galvanized sheet and coil. In addition, the Company operates a business engaged in the erection of structural frameworks for buildings and bridges.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. SEGMENT REPORTING (CONTINUED)
    Segment operating income is total segment revenue reduced by operating expenses identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments.

    The Company evaluates performance and allocates resources based on operating income of each reportable segment, rather than at the operating unit level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales. Selected financial information for each reportable segment is as follows:

                                                                                      YEAR ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1997        1998        1999
                                                                               ----------  ----------  ----------
Net sales:
  Aviation...................................................................  $  167,731  $  242,317  $  328,577
  Metals.....................................................................      82,747      87,141      71,531
                                                                               ----------  ----------  ----------
                                                                               $  250,478  $  329,458  $  400,108
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income before income taxes and extraordinary item:
Operating income (expense):
  Aviation...................................................................  $   27,505  $   39,737  $   58,622
  Metals.....................................................................       4,473       5,483       4,440
  Gain on sale of businesses.................................................          --       2,250          --
  Corporate..................................................................      (4,371)     (3,944)     (4,490)
                                                                               ----------  ----------  ----------
                                                                                   27,607      43,526      58,572
  Interest expense and other.................................................       6,591       3,963       5,144
                                                                               ----------  ----------  ----------
                                                                               $   21,016  $   39,563  $   53,428
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Assets:
  Aviation...................................................................  $  139,988  $  264,593  $  395,745
  Metals.....................................................................      28,815      33,762      31,228
  Corporate..................................................................       2,512       3,090       1,884
                                                                               ----------  ----------  ----------
                                                                               $  171,315  $  301,445  $  428,857
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Capital expenditures:
  Aviation...................................................................  $    6,756  $   12,545  $   18,676
  Metals.....................................................................       1,285       1,545         808
  Corporate..................................................................         142         130           5
                                                                               ----------  ----------  ----------
                                                                               $    8,183  $   14,220  $   19,489
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization:
  Aviation...................................................................  $    5,066  $    7,991  $   13,301
  Metals.....................................................................         979       1,100       1,036
  Corporate..................................................................          28          57          49
                                                                               ----------  ----------  ----------
                                                                               $    6,073  $    9,148  $   14,386
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    During fiscal years 1997, 1998 and 1999, the Company had foreign sales of $32,853, $45,237 and $53,400, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      FOR THE QUARTER ENDED:
                                     ----------------------------------------------------------------------------------------
                                                  FISCAL 1998 (1)                              FISCAL 1999 (2)
                                     ------------------------------------------  --------------------------------------------

                                      JUNE 30   SEPT. 30    DEC. 31    MAR. 31    JUNE 30   SEPT. 30    DEC. 31     MAR. 31
                                     ---------  ---------  ---------  ---------  ---------  ---------  ----------  ----------
Net sales..........................  $  71,856  $  75,146  $  86,170  $  96,286  $  91,140  $  99,482  $  102,023  $  107,463
Gross profit.......................     21,099     22,133     24,782     28,133     28,117     31,145      31,534      34,292
Income before extraordinary Item...      4,492      5,695      5,877      7,938      7,594      7,978       8,411       9,164
Extraordinary item, net of tax.....         --        610         --         --         --         --          --          --
Net income.........................      4,492      6,305      5,877      7,938      7,594      7,978       8,411       9,164
Income before extraordinary item
  per share:
  Basic............................       0.46       0.58       0.56       0.67       0.64       0.67        0.71        0.77
  Diluted..........................       0.43       0.54       0.52       0.63       0.60       0.63        0.67        0.73
Net income per share:
  Basic............................       0.46       0.65       0.56       0.67       0.64       0.67        0.71        0.77
  Diluted..........................       0.43       0.60       0.52       0.63       0.60       0.63        0.67        0.73

------------------------

(1) In fiscal 1998, the Company acquired JDC, Hydro-Mill, Stolper and Frisby on April 30, 1997, September 1, 1997, October 29, 1997 and February 18, 1998, respectively. Also in fiscal 1998, the Company sold substantially all of the assets of Air Lab and Deluxe on July 31, 1997 and March 31, 1998, respectively.

(2) In fiscal 1999, the Company acquired Nu-Tech, DG, DV, HTD, Triumph Air Repair (Europe) and Triumph Precision on July 1, 1998, October 1, 1998, October 1, 1998, January 1, 1999, January 1, 1999 and February 1, 1999, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      YEARS ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1997        1998        1999
                                                                                ----------  ----------  ----------
Changes in other current assets and liabilities, net of acquisitions and dispositions of businesses:
  Accounts receivable.........................................................  $   (5,952) $  (12,081) $    4,149
  Inventories.................................................................      (8,060)     (8,236)    (19,007)
  Prepaid expenses and other current assets...................................        (323)         67        (950)
  Accounts payable, accrued expenses, and accrued income taxes payable........         852         (90)     (1,420)
                                                                                ----------  ----------  ----------
                                                                                $  (13,483) $  (20,340) $  (17,228)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Non-cash investing and financing activities:
  Covenant not-to-compete contract liability related to acquisition...........  $    2,800  $    1,800  $       --
  Seller note related to acquired business....................................          --       4,000          --

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. DISCONTINUED PAPER OPERATIONS

    On March 31, 1996, the Company sold substantially all of the assets of its paper converting subsidiary, Quality Park Products, Inc. of St. Paul, Minnesota, to Mail-Well, Inc. for approximately $27,350 in cash and the assumption by the purchaser of certain liabilities.

18. SUBSEQUENT EVENTS

    On May 12, 1999, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"). Ralee, located in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. The cash paid at closing of approximately $13,316 was funded by borrowings under the Company's Credit Facility.

    On April 5 and 6, 1999, the Company repurchased an additional 52,500 and 65,000 shares of Common stock, respectively. The aggregate purchase price was $2,864.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

    The information required for Directors is included in the Proxy Statement of Triumph in connection with its 1999 Annual Meeting of Stockholders to be held on July 28, 1999, under the heading "Proposal No. 1--Election of Directors" and is incorporated herein by reference.

EXECUTIVE OFFICERS

                                                                                                       EFFECTIVE DATE OF
                                                                                                          ELECTION TO
NAME                                             AGE                       POSITION                     PRESENT POSITION
-------------------------------------------      ---      -------------------------------------------  ------------------
Richard C. Ill.............................          56   President and Chief Executive Officer        July 1, 1993

John R. Bartholdson........................          54   Senior Vice President, Chief Financial       July 1, 1993
                                                          Officer and Treasurer

Richard M. Eisenstaedt.....................          53   Vice President, General Counsel and          October 1, 1996
                                                          Secretary

Craig N. Kitchen...........................          48   Vice President                               March 15, 1999

Paul T. Stimmler...........................          60   Vice President                               July 1, 1993

Kevin E. Kindig............................          42   Vice President and Controller                July 1, 1993

    RICHARD C. ILL has been President and Chief Executive Officer and a director of Triumph since 1993. Mr. Ill joined Alco Standard Corporation, now IKON Office Solutions, in 1968 and became Group Vice President of Metalsource, a steel distribution business, in 1973. In 1975, Mr. Ill became President of Triumph Industries and, in 1983, became President of Metalsource. In 1988, Mr. Ill became President of Alco Diversified Services, a division of Alco. He was named Vice President of Alco in 1989. Mr. Ill is a member of the Advisory Board of Outward Bound, USA and the Board of Directors, Chairman's Council and Policy and Planning Committee of the Steel Service Center Institute.

    JOHN R. BARTHOLDSON has been Senior Vice President, Chief Financial Officer and Treasurer and a director of Triumph since 1993. Mr. Bartholdson joined Alco Diversified Services in the fall of 1992. Prior to joining Alco Diversified Services, Mr. Bartholdson was employed for 14 years by Lukens, Inc., the last five years in the position of Senior Vice President and Chief Financial Officer. Mr. Bartholdson serves on the Board of Directors of PBHG Funds, Inc.

    RICHARD M. EISENSTAEDT became Vice President, General Counsel and Secretary of Triumph in October 1996. From 1988 to 1996, Mr. Eisenstaedt was an attorney with Alco and Unisource Worldwide, Inc., an affiliate of Alco, the last two years as General Counsel of Unisource.

    CRAIG N. KITCHEN became Vice President of Triumph in March 1999. From June 1997 to March 1999, Mr. Kitchen was the Director, Airline Propulsion of AlliedSignal Engines. From October 1995 to June 1997, Mr. Kitchen was the Vice President, Sales for Stolper-Fabralloy, now a wholly owned subsidiary of Triumph, and from June 1991 to October 1995, Mr. Kitchen was the Vice President, Propulsion of AlliedSignal Engines.

    PAUL T. STIMMLER has been Vice President of Triumph since 1993 and also served as Secretary of Triumph until October 1996. From 1989 to 1993, Mr. Stimmler was Group Vice President of Alco

Diversified Services, responsible for risk management, vehicle leasing, advertising, benefits administration and human resources.

    KEVIN E. KINDIG has been Controller of Triumph since 1993 and Vice President since April 1999. From 1985 to 1993, Mr. Kindig was employed by Lukens, Inc. in various positions, as Manufacturing Accounting Manager since 1989 and as a financial analyst from 1985 to 1989.

    The information regarding compliance with Section 16(a) under the Securities Act is included in the Proxy Statement of Triumph in connection with its 1999 Annual Meeting of Stockholders to be held on July 28, 1999, under the heading "Section 16(a) Beneficial Ownership--Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required regarding executive compensation is included in the Proxy Statement of Triumph in connection with its 1999 Annual Meeting of Stockholders to be held on July 28, 1999, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required regarding security ownership is included in the Proxy Statement of Triumph in connection with its 1999 Annual Meeting of Stockholders to be held on July 28, 1999, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    (a)(1) The following consolidated financial statements are included in Item 8 of this report:

                                                                                        PAGE
                                                                                      ---------
Triumph Group, Inc., Report of Ernst & Young, LLP, Independent Auditors.............
Consolidated Balance Sheet as of March 31, 1998 and 1999............................         31
Consolidated Statements of Income for the Fiscal Years Ended March 31, 1997, 1998
  and 1999..........................................................................         32
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31,
  1997, 1998 and 1999...............................................................         33
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1997,
  1998 and 1999.....................................................................         34
Notes to Consolidated Financial Statements..........................................         35

    (a)(2) The following financial statement schedule is included in this report:

                                                                                        PAGE
                                                                                      ---------
Schedule II--Valuation and Qualifying Accounts......................................         54

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

                              TRIUMPH GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                            BALANCE AT
                                                             BEGINNING     ADDITIONS
                                                                OF        CHARGED TO      ADDITIONS(1)     BALANCE AT
                                                               YEAR         EXPENSE     (DEDUCTIONS) (2)   END OF YEAR
                                                            -----------  -------------  -----------------  -----------
For year ended March 31, 1999:                                                              $     207
  Allowance for doubtful accounts receivable..............   $   1,840     $     508             (648)      $   1,907
For year ended March 31, 1998:                                                                    495
  Allowance for doubtful accounts receivable..............       1,619           173             (447)          1,840
For year ended March 31, 1997:                                                                     36
  Allowance for doubtful accounts receivable..............         973           959             (349)          1,619

------------------------

(1) Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Advanced Materials Technologies, Inc., JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company, Frisby Aerospace, Inc., Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc.

(2) Deductions represent write-offs of related account balances and amounts recorded in conjunction with the sales of Air Lab, Inc. and Deluxe Specialties, Mfg. Co.

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

         3.1       Amended and Restated Certificate of Incorporation of Triumph Group, Inc.*

         3.2       Bylaws of Triumph Group, Inc.*

         3.3       Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group,
                   Inc.

         4         Form of certificate evidencing Common Stock of Triumph Group, Inc.*

        10.1       Form of Employment Agreement with Richard C. Ill.*

        10.2       Form of Employment Agreement with John R. Bartholdson.*

        10.3       Purchase Agreement dated as of July 22, 1993 between Triumph and Citicorp Venture Capital, Ltd.*

        10.4       Registration Agreement dated as of July 22, 1993 among Triumph, Citicorp Venture Capital, Ltd.,
                   World Equity Partners, L.P. and certain members of management of Triumph.*

        10.5       Warrant dated July 22, 1993 issued to World Equity Partners, L.P.*

        10.6       Warrant Agreement dated as of July 22, 1993 among Triumph, Citicorp Venture Capital, Ltd. and
                   World Equity Partners, L.P.*

        10.7       Asset Purchase Agreement dated as of December 31, 1995 among Triumph, Triumph Control Systems,
                   Inc. and Teleflex Incorporated.*

        10.8       Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.*

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------
        10.9       Stock Purchase Agreement dated as of July 31, 1996 among The Triumph Group Holdings, Inc.,
                   Advanced Materials Technologies, Inc. and certain members of management of Advanced Materials
                   Technologies, Inc.*

        10.10      Executive Securities Agreement dated July 31, 1996 between Triumph and Jay Donkersloot, as amended.*

        10.11      Non-Competition Agreement dated July 31, 1996 between Triumph and Jay Donkersloot.*

        10.12      Executive Stock Agreement dated as of May 9, 1995 between Triumph and John M. Brasch.*

        10.13      Form of 1996 Stock Option Plan.*

        10.14      Form of Executive Securities Agreement.*

        10.15      Executive Stock Agreement between Triumph and Richard C. Ill.*

        10.16      Executive Stock Agreement between Triumph and John R. Bartholdson.*

        10.17      Executive Stock Agreement between Triumph and Paul T. Stimmler.*

        10.18      Executive Stock Agreement between Triumph and Kevin E. Kindig.*

        10.19      Agreement with Hydro-Mill Co. dated September 2, 1997.**

        10.20      Agreement with Stolper-Fabralloy Company, L.L.C. dated October 29, 1997.***

        10.21      Agreement with Nu-Tech Industries Holding Company and the Stockholders thereof effective as of
                   July 1, 1998.****

        10.22      Agreement with Charles M. Newell and Henry H. Newell effective as of July 1, 1998.****

        10.23      Directors' Stock Option Plan.

        10.24      Second Amended and Restated Credit Agreement dated June 11, 1999 among Triumph Group, Inc., PNC
                   Bank, National Association as Administrative and Documentation Agent, First Union National Bank
                   as Syndication Agent and Mellon Bank, N.A. as Co-Agent.

        21.1       Subsidiaries of Triumph Group, Inc.

        23.1       Consent of Ernst & Young LLP.

        27         Financial Data Schedule for the year ended March 31, 1999.

------------------------

   * Incorporated by reference to Triumph's Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

  ** Incorporated by reference to Triumph's Current Report on Form 8-K filed September 14, 1997.

 *** Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

**** Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

REPORTS ON FORM 8-K

    Triumph filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated: June 24, 1999            TRIUMPH GROUP, INC.

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

                                President, Chief Executive
/s/ RICHARD C. ILL              Officer and Director
------------------------------  (Principal Executive        June 24, 1999
Richard C. Ill                  Officer)

                                Senior Vice President,
/s/ JOHN R. BARTHOLDSON         Chief Financial Officer,
------------------------------  Treasurer and Director      June 24, 1999
John R. Bartholdson             (Principal Financial
                                Officer)

/s/ KEVIN E. KINDIG
------------------------------  Controller (Principal       June 24, 1999
Kevin E. Kindig                 Accounting Officer)

/s/ RICHARD C. GOZON
------------------------------  Director                    June 24, 1999
Richard C. Gozon

/s/ CLAUDE F. KRONK
------------------------------  Director                    June 24, 1999
Claude F. Kronk

/s/ JOSEPH M. SILVESTRI
------------------------------  Director                    June 24, 1999
Joseph M. Silvestri

/s/ MICHAEL A. DELANEY
------------------------------  Director                    June 24, 1999
Michael A. Delaney

/s/ WILLIAM O. ALBERTINI
------------------------------  Director                    June 24, 1999
William O. Albertini