Form 10-Q
period 1999-06-30
TRIUMPH GROUP INC /
filed 1999-08-13
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                       --------------

                               TRIUMPH GROUP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-----------------------------------    -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                                     19087-1565
------------------------------------------------         ---------------
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

Common Stock, par value $0.001 per share, 8,382,986 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of July 30, 1999

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information


                                                                                     Page Number
                                                                                     -----------
    Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets                                                      1
         March 31, 1999 and June 30, 1999

         Consolidated Statements of Income                                                3
         Three months ended June 30, 1998 and 1999

         Consolidated Statements of Cash Flows                                            4
         Three months ended June 30, 1998 and 1999

         Notes to Consolidated Financial Statements                                       6
         June 30, 1999

    Item 2.   Management's Discussion and Analysis of Financial                          10
                  Condition and Results of  Operations

    Item 3.   Quantitative and Qualitative Disclosures About                             14
                  Market Risk

Part II. Other Information

    Item 1.   Legal Proceedings                                                          15

    Item 2.   Changes in Securities                                                      15

    Item 3.   Defaults upon Senior Securities                                            15

    Item 4.   Submission of Matters to a Vote of Security Holders                        15

    Item 5.   Other Information                                                          15

    Item 6.   Exhibits and Reports on Form 8-K                                           15

Signature Page                                                                           16



Part I.  Financial Information
     Item: 1.  Financial Statements


                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                                MARCH 31,               JUNE 30,
                                                                  1999                    1999
                                                                  ----                    ----
                                                                                       (unaudited)
ASSETS
Current assets:
   Cash                                                            $ 4,953              $ 7,287
   Accounts receivable, net                                         65,613               63,060
   Inventories                                                     104,771              114,931
   Prepaid expenses and other                                        2,473                4,209
   Deferred income taxes                                             2,408                2,492
                                                                  --------             --------
Total current assets                                               180,218              191,979

Property and equipment, net                                        107,123              122,150

Excess of cost over net assets acquired, net                       124,667              131,645
Intangible assets and other, net                                    16,849               18,369
                                                                  --------             --------

Total assets                                                      $428,857             $464,143
                                                                  --------             --------
                                                                  --------             --------


                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                                       MARCH 31,           JUNE 30,
                                                                         1999               1999
                                                                         ----               ----
                                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 33,894            $ 27,740
   Accrued expenses                                                     47,263              52,475
   Income taxes payable                                                  4,453               6,110
   Current portion of long-term debt                                     1,151               2,443
                                                                      --------            --------
Total current liabilities                                               86,761              88,768

Long-term debt, less current portion                                    91,857             115,185
Deferred income taxes and other                                         35,462              40,015

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares issued                              9                   9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                                 3                   3
   Capital in excess of par value                                      135,418             135,418
   Treasury stock, at cost, 52,700 and 168,800 shares                   (1,336)             (4,165)
   Retained earnings                                                    80,683              88,910
                                                                      --------            --------
Total stockholders' equity                                             214,777             220,175
                                                                      --------            --------

Total liabilities and stockholders' equity                            $428,857            $464,143
                                                                      --------            --------
                                                                      --------            --------



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                        1998                  1999
                                                                        ----                  ----
Net sales                                                              $91,140            $ 104,894

Operating costs and expenses:
    Cost of products sold                                               63,023               71,911
    Selling, general, and administrative                                12,072               13,435
    Depreciation and amortization                                        2,887                4,726
                                                                       -------            ---------
                                                                        77,982               90,072

Operating income                                                        13,158               14,822
Interest expense and other                                                 705                1,855
                                                                       -------            ---------
Income before income taxes                                              12,453               12,967
Income tax expense                                                       4,859                4,732
                                                                       -------            ---------
Net income                                                             $ 7,594            $   8,235
                                                                       -------            ---------
                                                                       -------            ---------

Earnings Per Share - Basic:
 Net income                                                            $  0.64            $    0.70
                                                                       -------            ---------
                                                                       -------            ---------

Weighted average common shares outstanding - Basic                      11,898               11,737
                                                                       -------            ---------
                                                                       -------            ---------

Earnings Per Share - Assuming Dilution:
 Net income                                                            $  0.60            $    0.66
                                                                       -------            ---------
                                                                       -------            ---------


Weighted average common shares outstanding -
 Assuming Dilution                                                      12,692               12,455
                                                                       -------            ---------
                                                                       -------            ---------



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                   1998                 1999
                                                                   ----                 ----
OPERATING ACTIVITIES
Net income                                                         $7,594              $8,235
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  2,887               4,726
     Other amortization included in interest expense                   35                  46
     Provision for doubtful accounts receivable                        56                  61
     Provision for deferred income taxes                              395               2,148
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                              185                 218
     Changes in other current assets and liabilities, net
      of acquisition of business:
        Accounts receivable                                         6,823               7,908
        Inventories                                                (5,912)             (5,623)
        Prepaid expenses and other current assets                    (662)               (290)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                       754              (9,116)
     Other                                                             59                (136)
                                                                 ---------             -------
Net cash provided by operating activities                          12,214               8,177

INVESTING ACTIVITIES
Capital expenditures, net                                          (4,652)             (4,507)
Cost of business acquired, net of cash acquired                        --             (13,031)
                                                                 ---------             -------
Net cash used in investing activities                              (4,652)            (17,538)


                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
FINANCING ACTIVITIES                                                     1998                1999
                                                                         ----                ----
Net (decrease) increase in revolving credit facility                  $(7,793)             $16,930
Repayment of debt and capital lease obligations                          (340)              (1,435)
Purchase of Treasury Stock                                                  -               (2,864)
Payments of deferred financing costs                                      (25)                (963)
Proceeds from exercise of stock options                                    72                   27
                                                                       ------               ------
Net cash (used in) provided by financing activities                    (8,086)              11,695
                                                                       ------               ------

Net change in cash                                                       (524)               2,334
Cash at beginning of period                                             4,642                4,953
                                                                       ------               ------

Cash at end of period                                                 $ 4,118              $ 7,287
                                                                       ------               ------
                                                                       ------               ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                             $  712               $  896
Cash paid for interest                                                    491                1,556




SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company's aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers, and original equipment manufacturers on a worldwide basis. The Company's metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America.

NEW ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The adoption of SOP 98-1 had no material effect on results of operations or financial position for the three months ended June 30, 1999.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACQUISITIONS

Effective April 1, 1999, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), based in City of Industry, California, for an aggregate purchase price of approximately $32,213. The purchase price includes cash paid at closing, net of cash acquired, the assumption of debt and certain liabilities, direct costs of the acquisition, deferred payments and a contingent payment of approximately $6,000, which is included in accrued expenses at June 30, 1999. Ralee manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. The excess of the purchase price over the fair value of the net assets acquired of $8,207 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis. The acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from its date of acquisition. The acquisition was funded through the Company's Credit Facility.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


4.  INVENTORIES

The components of inventories are as follows:


                                                 MARCH 31,             JUNE 30,
                                                   1999                  1999
                                                   ----                  ----
Raw materials                                    $ 30,896              $ 36,945
Work-in-process                                    39,280                41,498
Finished goods                                     34,595                36,488
                                                 --------              --------
Total inventories                                $104,771              $114,931
                                                 --------              --------
                                                 --------              --------



Effective April 1, 1999, the Company's method of valuing all inventory was the lower of First-in First-out ("FIFO") cost or market. As of March 31, 1999, approximately 10% of the inventory was valued using the Last-in First-out ("LIFO") method.

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                 MARCH 31,           JUNE 30,
                                                    1999              1999
                                                    ----              ----
Revolving credit facility                         $76,095          $ 93,025
Subordinated promissory notes                      11,734            11,139
Industrial revenue bonds                            4,665             4,330
Capital lease obligations                              28             8,638
Other debt                                            486               496
                                                  -------          --------
                                                   93,008           117,628
Less current portion                                1,151             2,443
                                                  -------          --------
                                                  $91,857          $115,185
                                                  -------          --------
                                                  -------          --------



On June 11, 1999, the Company amended and restated its Credit Facility ("New Credit Facility") with its Lenders to increase the Credit Facility to $250,000 from $125,000, extend the term and amend certain terms and covenants. The New Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the New Credit Facility without penalty. The Company may allocate up to $5,000 of the available New Credit Facility for the issuance of letters of credit.

Effective April 1, 1999, in connection with the Ralee acquisition, the Company assumed approximately $8,665 of capital leases with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005. Each capital lease is secured by a piece of equipment.

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


7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:


                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                                  --------
(in thousands)                                           1998                  1999
                                                         ----                  ----
Weighted average common shares outstanding             11,898                11,737
Net effect of dilutive stock options                      144                    68
Net effect of dilutive warrant                            650                   650
                                                       ------                ------
Weighted average common shares outstanding -
   assuming dilution                                   12,692                12,455
                                                       ------                ------
                                                       ------                ------





Options to purchase 203,500 shares of common stock, at prices ranging from $32.19 per share to $45.38 per share, were outstanding during the first quarter of fiscal 2000. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 1999 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 share of common stock at $10.00 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during the first quarter of fiscal 2000 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were June 30, 1999.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


8.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                              --------
                                                       1998               1999
                                                       ----               ----
Net Sales:
      Aviation                                       $ 74,057           $86,055
      Metals                                           17,083            18,839
                                                     --------           -------
                                                     $ 91,140          $104,894
                                                     --------           -------
                                                     --------           -------

Income before income taxes:
Operating income (expense):
      Aviation                                       $ 13,419           $14,669
      Metals                                              754               930
      Corporate                                        (1,015)             (777)
                                                     --------           -------
                                                       13,158            14,822
      Interest expense and other                         705              1,855
                                                     --------           -------
                                                     $ 12,453           $12,967
                                                     --------           -------
                                                     --------           -------
Capital expenditures:
      Aviation                                       $  4,394           $ 4,135
      Metals                                              224               372
      Corporate                                            34                 -
                                                     --------           -------
                                                     $  4,652           $ 4,507
                                                     --------           -------
                                                     --------           -------

Depreciation and amortization:
      Aviation                                       $  2,615           $ 4,419
      Metals                                              257               295
      Corporate                                            15                12
                                                     --------           -------
                                                     $  2,887           $ 4,726
                                                     --------           -------
                                                     --------           -------




                                         March 31, 1999     June 30, 1999
                                         --------------     -------------
Assets:
      Aviation                                 $395,745          $429,279
      Metals                                     31,228            30,793
      Corporate                                   1,884             4,071
                                               --------          --------
                                               $428,857          $464,143
                                               --------          --------
                                               --------          --------



During the quarters ended June 30, 1998 and 1999, the Company had foreign sales of $15,921 and $11,677, respectively.

9. SUBSEQUENT EVENT

On August 12 and 13, 1999 the Company repurchased an additional 50,000 and 24,000 shares of its Common stock, respectively. The aggregate purchase price was $1,745.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $12.0 million, or 16.2%, to $86.1 million for the first quarter of fiscal 2000 from $74.1 million for the first quarter of fiscal 1999. This increase was due to the inclusion of an aggregate of $19.2 million in net sales in the first quarter of fiscal 2000 for Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), DV Industries, Inc. ("DV"), Triumph Air Repair (Europe) Ltd. ("Triumph Air (Europe)"), HTD Aerospace, Inc. ("HTD") and Triumph Precision, Inc. ("Triumph Precision"), (collectively, the "1999 Acquisitions") and Ralee Engineering Company ("Ralee"). Net sales for the other operating divisions and subsidiaries in the Aviation Group experienced a 9.7% decrease, totaling $7.2 million, from the prior year period. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as effects from Boeing working off excess inventory for these programs, slightly offset by an increase in the production rate of the 737 New Generation.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $7.5 million, or 15.1%, to $57.0 million for the first quarter of fiscal 2000 from $49.5 million for the first quarter fiscal 1999. This increase was due to the inclusion of $11.0 million in the first quarter of fiscal 2000 of costs of products sold associated with net sales generated by the 1999 Acquisitions and Ralee. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Group decreased by $3.5 million, or 7.1%, due to the decline in shipments for Boeing commercial airplane programs discussed above.

         GROSS PROFIT. Gross profit for the Aviation Group increased by $4.5 million, or 18.4%, to $29.0 million for the first quarter of fiscal 2000 from $24.5 million for the first quarter of fiscal 1999. This increase was due to the inclusion of $8.2 million in the first quarter of fiscal 2000 of gross profit on the net sales generated by the 1999 Acquisitions and Ralee. The remaining net decrease of $3.6 million was due to reasons discussed above. As a percentage of net sales, gross profit for the Aviation Group was 33.7% and 33.1% for the first quarter of fiscal 2000 and 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $1.5 million, or 17.2%, to $9.9 million for the first quarter of fiscal 2000 from $8.5 million for the first quarter of fiscal 1999, primarily due to the 1999 Acquisitions and Ralee.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $1.8 million, or 69.0%, to $4.4 million for the first quarter of fiscal 2000 from $2.6 million for the first quarter of fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and Ralee.

         OPERATING INCOME. Operating income for the Aviation Group increased by $1.3 million, or 9.3%, to $14.7 million for the first quarter of fiscal 2000 from $13.4 million for the first quarter of fiscal 1999. This increase was primarily due to the addition of net sales and profits generated by the 1999 Acquisitions and Ralee. All other operating divisions and subsidiaries in the Aviation group experienced a 27.0% decline in operating income from the prior year due to the reasons discussed above. As a percentage of net sales, operating income for the Aviation Group was 17.0% for the first quarter of fiscal 2000 and 18.1% for the first quarter of fiscal 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


METALS GROUP

         NET SALES. Net sales for the Metals Group increased by $1.8 million, or 10.3%, to $18.8 million for the first quarter of fiscal 2000 from $17.1 million for the first quarter of fiscal 1999. This increase was mainly due to an increase activity at the Company's structural steel erection operation.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $1.4 million, or 10.4%, to $14.9 million for the first quarter of fiscal 2000 from $13.5 million for the first quarter of fiscal 1999. This increase mainly was due to the increase in activity at the Company's structural steel erection operation.

         GROSS PROFIT. Gross profit for the Metals Group increased by $0.4 million, or 9.8%, to $4.0 million for fiscal 2000 from $3.6 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.0% and 21.1% for the first quarter of fiscal 2000 and fiscal 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group increased by $0.1 million, or 5.4%, to $2.7 million from $2.6 million in the first quarter of fiscal 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the first quarter of fiscal 2000 from the first quarter of fiscal 1999.

         OPERATING INCOME. Operating income for the Metals Group increased by $0.2 million, or 23.3%, to $0.9 million for the first quarter of fiscal 2000 from $0.8 million for the first quarter of fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 4.9% and 4.4% for the first quarter of fiscal 2000 and 1999, respectively.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses decreased by $0.2 million, or 23.4%, to $0.8 million for the first quarter of fiscal 2000 from $1.0 million for the first quarter of fiscal 1999.

         INTEREST EXPENSE AND OTHER. Interest expense and other increased by $1.2 million, or 163.1%, to $1.9 million for the first quarter of fiscal 2000 from $0.7 million for the first quarter of fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the acquisition of Ralee, the cash portions of which were financed by borrowings under the Company's Credit Facility.

         INCOME TAX EXPENSE. The effective tax rate was 36.5% for the first quarter of fiscal 2000 and 39.0% for the first quarter of fiscal 1999. The first quarter of fiscal 2000 effective tax rate is comparable to the third and fourth quarters of fiscal 1999 effective tax rates of 37.0% in each of those quarters.

         NET INCOME. Net income increased by $0.6 million, or 8.4%, to $8.2 million for the first quarter of fiscal 2000 from $7.6 million for the first quarter of fiscal 1999. The increase in first quarter 2000 net income was primarily attributable to the 1999 Acquisitions and Ralee, partially offset by the reduced earnings of the remaining Aviation Group operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $8.2 million of cash flows from operating activities for the three months ended June 30, 1999. The Company used approximately $17.5 million in investing activities and raised $11.7 million in financing activities for the three months ended June 30, 1999.

         On June 11, 1999, the Company amended and restated its Credit Facility ("New Credit Facility") with its Lenders to increase the Credit Facility to $250.0 million from $125.0 million, extend the term and amend certain terms and covenants. The New Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the New Credit Facility without penalty. The Company may allocate up to $5.0 million of the available New Credit Facility for the issuance of letters of credit. As of June 30, 1999, $155.6 million was available under the New Credit Facility. On June 30, 1999, an aggregate amount of approximately $93.0 million was outstanding under the New Credit Facility, $85.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.0% per annum, and $8.0 million of which was accruing interest at the prime rate of 7.75% per annum. Amounts repaid under the New Credit Facility may be reborrowed.

         In the first quarter of fiscal 2000, the Company acquired all of the outstanding stock of Ralee. Ralee, located in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. The cash purchase price for this acquisition, net of cash acquired, of approximately $13.0 million was funded by borrowings under the Company's Credit Facility. Also, in connection with this acquisition, the Company assumed $8.7 million of capital leases for equipment with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005.

         During the first quarter of fiscal 2000, the Company purchased 117,500 shares of its Common stock for total cash consideration of $2.9 million. In August 1999, the Company purchased 74,000 shares of its Common stock for total cash consideration of $1.7 million. The purchases were funded by borrowings under the Company's New Credit Facility.

         Capital expenditures were approximately $4.5 million for the three months ended June 30, 1999 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its New Credit Facility. The Company expects capital expenditures to be approximately $21.0 million for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

         The Company believes that cash generated by operations and borrowings under the New Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the New Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company on terms favorable to the Company, if at all.

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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


         The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 date change and is cognizant of the time sensitive nature of the problem. The Company's operating units have assessed or are in the process of assessing how each may be impacted by Year 2000 and have formulated and commenced or are formulating and commencing implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units are currently making inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units are also in the process of testing information technology ("IT") systems, as well as non-IT systems, and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant and will repair or replace any such systems found to be non-compliant. Currently, the Company estimates that, on a consolidated basis, it has substantially completed its assessment of how it may be impacted and the development of plans to address the testing and remediation of its systems, and is approximately three-quarters of the way through its testing and remediation activities. The Company estimates that it will substantially complete this process prior to October 31, 1999.

         The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through June 30, 1999 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $0.6 million. The estimated costs yet to be incurred are approximately $0.4 million. The current assessment does not include costs related to software and hardware replaced in the normal course of business other than replacements accelerated due to the Year 2000 issue.

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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Annual Report on Form 10-K, for the year ended March 31, 1999, filed with the SEC in June 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. There has been no material change in this information.

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

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A.       Exhibits

                       (27)     Financial Data Schedule


              B.       Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1999

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


                             /s/ Kevin E. Kindig
                             ------------------------------------------------
                             Kevin E. Kindig, Vice President & Controller
                                  (Principal Accounting Officer)




Dated:  August 13, 1999