Form 10-Q
period 1999-09-30
TRIUMPH GROUP INC /
filed 1999-11-12
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999.

                                         or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                       --------------

                               TRIUMPH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-----------------------------------    -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                              19087-1565
-----------------------------------              ---------------
(Address of principal executive offices)            (Zip Code)

                                 (610) 975-0420
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/     No / /
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 8,314,986 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of October 29, 1999

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information

    Item 1.   Financial Statements (Unaudited)


                                                                       PAGE NUMBER
                                                                       -----------
         Consolidated Balance Sheets                                          1
         March 31, 1999 and September 30, 1999

         Consolidated Statements of Income                                    3
         Three months ended September 30, 1998 and 1999
         Six months ended September 30, 1998 and 1999

         Consolidated Statements of Cash Flows                                4
         Six months ended September 30, 1998 and 1999

         Notes to Consolidated Financial Statements                           6
         September 30, 1999

    Item 2.   Management's Discussion and Analysis of Financial              10
              Condition and Results of  Operations

    Item 3.   Quantitative and Qualitative Disclosures About                 16
              Market Risk

Part II. Other Information

    Item 1.   Legal Proceedings                                              17

    Item 2.   Changes in Securities                                          17

    Item 3.   Defaults upon Senior Securities                                17

    Item 4.   Submission of Matters to a Vote of Security Holders            17

    Item 5.   Other Information                                              18

    Item 6.   Exhibits and Reports on Form 8-K                               18

Signature Page                                                               19


Part I.  Financial Information
     Item: 1.  Financial Statements


                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                             MARCH 31,                SEPTEMBER 30,
                                                                1999                       1999
                                                             ---------                -------------
                                                                                       (unaudited)
ASSETS
Current assets:
   Cash                                                     $  4,953                     $  7,177
   Accounts receivable, net                                   65,613                       73,661
   Inventories                                               104,771                      117,812
   Prepaid expenses and other                                  2,473                        5,608
   Deferred income taxes                                       2,408                        2,333
                                                            --------                     --------
Total current assets                                         180,218                      206,591

Property and equipment, net                                  107,123                      116,770

Excess of cost over net assets acquired, net                 124,667                      133,876
Intangible assets and other, net                              16,849                       22,044
                                                            --------                     --------


Total assets                                                $428,857                     $479,281
                                                            --------                     --------
                                                            --------                     --------


                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                                       MARCH 31,                   SEPTEMBER 30,
                                                                         1999                          1999
                                                                       ---------                   -------------
                                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $ 33,894                      $ 33,806
   Accrued expenses                                                      47,263                        53,238
   Income taxes payable                                                   4,453                         3,506
   Current portion of long-term debt                                      1,151                         2,472
                                                                      ---------                     ---------
Total current liabilities                                                86,761                        93,022

Long-term debt, less current portion                                     91,857                       117,635
Deferred income taxes and other                                          35,462                        41,892

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares issued                               9                             9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                                  3                             3
   Capital in excess of par value                                       135,418                       135,418
   Treasury stock, at cost, 52,700 and 236,800 shares                    (1,336)                       (5,766)

   Retained earnings                                                     80,683                        97,068
                                                                      ---------                     ---------
Total stockholders' equity                                              214,777                       226,732
                                                                      ---------                     ---------

Total liabilities and stockholders' equity                            $ 428,857                     $ 479,281
                                                                      ---------                     ---------
                                                                      ---------                     ---------


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     --------------------             ----------------------
                                                                     1998            1999             1998            1999
                                                                     ----            ----             ----            ----

Net sales                                                         $ 99,482        $110,276         $190,622        $215,170

Operating costs and expenses:
    Cost of products sold                                           68,337          76,370          131,360         148,281
    Selling, general, and administrative                            13,324          13,882           25,396          27,317
    Depreciation and amortization                                    3,437           4,790            6,324           9,516
                                                                  --------        --------         --------        --------
                                                                    85,098          95,042          163,080         185,114

Operating income                                                    14,384          15,234           27,542          30,056
Interest expense and other                                           1,306           2,316            2,011           4,171
                                                                  --------        --------         --------        --------
Income before income taxes                                          13,078          12,918           25,531          25,885
Income tax expense                                                   5,100           4,728            9,959           9,460
                                                                  --------        --------         --------        --------
Net income                                                        $  7,978         $ 8,190         $ 15,572        $ 16,425
                                                                  --------        --------         --------        --------
                                                                  --------        --------         --------        --------

Earnings Per Share--Basic:
 Net income                                                       $   0.67         $  0.70         $   1.31        $   1.40
                                                                  --------        --------         --------        --------
                                                                  --------        --------         --------        --------

Weighted average common shares outstanding--Basic                   11,900          11,692           11,899          11,712
                                                                  --------        --------         --------        --------
                                                                  --------        --------         --------        --------

Earnings Per Share--Assuming Dilution:
 Net income                                                       $   0.63         $  0.66         $   1.23        $   1.32
                                                                  --------        --------         --------        --------
                                                                  --------        --------         --------        --------

Weighted average common shares outstanding--
 Assuming Dilution                                                  12,654          12,397           12,673          12,423
                                                                  --------        --------         --------        --------
                                                                  --------        --------         --------        --------


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                          1998           1999
                                                                          ----           ----
OPERATING ACTIVITIES
Net income                                                              $ 15,572      $ 16,425
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         6,324         9,516
     Other amortization included in interest expense                          69           117
     Provision for doubtful accounts receivable                              133           175
     Provision for deferred income taxes                                     749         3,267
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                     386           444
     Changes in other current assets and liabilities, net
        of acquisition of businesses:
        Accounts receivable                                                2,364          (360)
        Inventories                                                       (8,262)       (7,647)
        Prepaid expenses and other current assets                         (1,485)         (990)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                           (3,716)       (8,261)
     Other                                                                  (550)         (754)
                                                                        --------      --------
Net cash provided by operating activities                                 11,584        11,932

INVESTING ACTIVITIES
Capital expenditures, net                                                 (7,742)       (7,113)
Proceeds from sale of assets                                                --           5,794
Cost of businesses acquired, net of cash acquired                        (27,330)      (22,419)
                                                                        --------      --------
Net cash used in investing activities                                    (35,072)      (23,738)


                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                          1998           1999
                                                                          ----           ----
FINANCING ACTIVITIES
Net increase in revolving credit facility                               $ 25,497      $ 19,506
Repayment of debt and capital lease obligations                             (570)       (1,758)
Purchase of Treasury Stock                                                  --          (4,611)
Payments of deferred financing costs                                         (25)         (963)
Proceeds from exercise of stock options                                       72           141
                                                                        --------      --------
Net cash provided by financing activities                                 24,974        12,315
                                                                        --------      --------

Net change in cash                                                         1,486           509

Cash at beginning of period                                                4,642         4,953
                                                                        --------      --------

Cash at end of period                                                   $  6,128      $  5,462
                                                                        --------      --------
                                                                        --------      --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                              $  9,910      $  7,062
Cash paid for interest                                                     1,518         3,808


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 1999.

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

NEW ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The adoption of SOP 98-1 had no material effect on results of operations or financial position for the three or six month periods ended September 30, 1999.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACQUISITIONS

Effective April 1, 1999, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), based in City of Industry, California, for an aggregate purchase price of approximately $32,213. The purchase price includes cash paid at closing, net of cash acquired, the assumption of debt and certain liabilities, direct costs of the acquisition, deferred payments and a contingent payment of approximately $6,000, which is included in accrued expenses at September 30, 1999. Ralee manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. The excess of the purchase price over the fair value of the net assets acquired of $8,207 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis. The acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from its date of acquisition. The acquisition was funded through the Company's Credit Facility.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


4.  INVENTORIES

The components of inventories are as follows:



                                       MARCH 31,             SEPTEMBER 30,
                                         1999                     1999
                                       ---------             -------------
Raw materials                          $ 30,896                $ 33,942
Work-in-process                          39,280                  45,823
Finished goods                           34,595                  38,047
                                       --------                --------
Total inventories                      $104,771                $117,812
                                       --------                --------
                                       --------                --------


Effective April 1, 1999, the Company's method of valuing all inventory was the lower of First-in First-out ("FIFO") cost or market. As of March 31, 1999, approximately 10% of the inventory was valued using the Last-in First-out ("LIFO") method.

5.  LONG-TERM DEBT

Long-term debt consists of the following:



                                       MARCH 31,             SEPTEMBER 30,
                                         1999                     1999
                                       ---------             -------------
Revolving credit facility              $ 76,095                $95,601
Subordinated promissory notes            11,734                 11,352
Industrial revenue bonds                  4,665                  4,330
Capital lease obligations                    28                  8,301
Other debt                                  486                    523
                                       --------               --------
                                         93,008                120,107
Less current portion                      1,151                  2,472
                                       --------               --------
                                       $ 91,857               $117,635
                                       --------               --------
                                       --------               --------


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


7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:


                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------      ----------------
(in thousands)                                        1998       1999       1998       1999
                                                    ------     ------     ------     ------
Weighted average common shares outstanding          11,900     11,692     11,899     11,712
Net effect of dilutive stock options                   104         55        124         61
Net effect of dilutive warrant                         650        650        650        650
                                                    ------     ------     ------     ------
Weighted average common shares outstanding -
   assuming dilution                                12,654     12,397     12,673     12,423
                                                    ------     ------     ------     ------
                                                    ------     ------     ------     ------



Options to purchase 344,300 shares of common stock, at prices ranging from $26.25 per share to $45.38 per share, were outstanding during the second quarter of fiscal 2000. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 1999 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 share of common stock at $10.00 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during the second quarter of fiscal 2000 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were September 30, 1999.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

8.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:


                                              THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                             --------------------------                --------------------------
                                               1998              1999                  1998                 1999
                                               ----              ----                  ----                 ----
Net Sales:
      Aviation                               $ 81,807          $ 91,728                $155,864          $177,783
      Metals                                   17,675            18,548                  34,758            37,387
                                             --------          --------                --------          --------
                                             $ 99,482          $110,276                $190,622          $215,170
                                             --------          --------                --------          --------
                                             --------          --------                --------          --------

Income before income taxes:
Operating income (expense):
      Aviation                               $ 14,428          $ 15,181                $ 27,847          $ 29,850
      Metals                                    1,296               998                   2,050             1,928
      Corporate                                (1,340)             (945)                 (2,355)           (1,722)
                                             --------          --------                --------          --------
                                               14,384            15,234                  27,542            30,056
      Interest expense and other                1,306             2,316                   2,011             4,171
                                             --------          --------                --------          --------
                                             $ 13,078          $ 12,918                 $25,531          $ 25,885
                                             --------          --------                --------          --------
                                             --------          --------                --------          --------

Capital expenditures:
      Aviation                                $ 2,871           $ 2,353                 $ 7,265           $ 6,488
      Metals                                      212               244                     436               616
      Corporate                                     7                 9                      41                 9
                                             --------          --------                --------          --------
                                              $ 3,090           $ 2,606                 $ 7,742           $ 7,113
                                             --------          --------                --------          --------
                                             --------          --------                --------          --------

Depreciation and amortization:
      Aviation                                $ 3,162           $ 4,481                 $ 5,777           $ 8,900
      Metals                                      260               297                     517               592
      Corporate                                    15                12                      30                24
                                             --------          --------                --------          --------
                                              $ 3,437           $ 4,790                $  6,324           $ 9,516
                                             --------          --------                --------          --------
                                             --------          --------                --------          --------



                                         MARCH 31, 1999        SEPTEMBER 30, 1999
                                         --------------        ------------------
Assets:
      Aviation                               $395,745                 $445,338
      Metals                                   31,228                   31,571
      Corporate                                 1,884                    2,372
                                             --------                 --------
                                             $428,857                 $479,281
                                             --------                 --------
                                             --------                 --------


For the three months ended September 30, 1998 and 1999, the Company had foreign sales of $12,079 and $17,116, respectively. For the six months ended September 30, 1998 and 1999, the Company had foreign sales of $23,821 and $33,037, respectively.

9.  SUBSEQUENT EVENT

In November 1999 the Company announced the acquisitions of Construction Brevitees d'Alfortville ("CBA"), KT Aerofab and Lee Aerospace, Inc. CBA, located near Paris, France, is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. KT Aerofab, located in San Diego, California, is a developer of high-temperature metal alloy parts. Lee Aerospace, Inc., located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck and cabin windows to the general aviation and corporate jet market. The combined cash portion of the purchase prices paid at closing for these companies of approximately $16,100 was funded by borrowings under the Company's New Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $9.9 million, or 12.1%, to $91.7 million for the second quarter of fiscal 2000 from $81.8 million for the second quarter of fiscal 1999. This increase was due to the inclusion of an aggregate of $17.0 million and $4.8 million in net sales in the second quarter of fiscal 2000 and 1999, respectively, for Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), DV Industries, Inc. ("DV"), Triumph Air Repair (Europe) Ltd. ("Triumph Air (Europe)"), HTD Aerospace, Inc. ("HTD") and Triumph Precision, Inc. ("Triumph Precision"), (collectively, the "1999 Acquisitions") and Ralee Engineering Company ("Ralee"). Net sales for the other operating divisions and subsidiaries in the Aviation Group experienced a 2.9% decrease, totaling $2.3 million, from the prior year period. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as effects from Boeing working off excess inventory for these programs, slightly offset by an increase in the production rate of the 737 New Generation and the C-17 military aircraft program.
         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $6.7 million, or 12.1%, to $61.8 million for the second quarter of fiscal 2000 from $55.1 million for the second quarter fiscal 1999. This increase was due to the inclusion of $10.9 million and $2.7 million in the second quarter of fiscal 2000 and 1999, respectively, of costs of products sold associated with net sales generated by the 1999 Acquisitions and Ralee. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Group decreased by $1.5 million, or 2.8%, due to the decline in shipments for Boeing commercial airplane programs discussed above.
         GROSS PROFIT. Gross profit for the Aviation Group increased by $3.2 million, or 12.1%, to $30.0 million for the second quarter of fiscal 2000 from $26.7 million for the second quarter of fiscal 1999. This increase was due to the inclusion of $6.1 million and $2.0 million in the second quarter of fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the 1999 Acquisitions and Ralee. The remaining net decrease of $0.8 million was due to reasons discussed above. As a percentage of net sales, gross profit for the Aviation Group was 32.7% for the second quarter of both fiscal 2000 and 1999.
         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $1.2 million, or 12.8%, to $10.3 million for the second quarter of fiscal 2000 from $9.1 million for the second quarter of fiscal 1999, primarily due to the 1999 Acquisitions and Ralee.
         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $1.3 million, or 41.7%, to $4.5 million for the second quarter of fiscal 2000 from $3.2 million for the second quarter of fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and Ralee.
         OPERATING INCOME. Operating income for the Aviation Group increased by $0.8 million, or 5.2%, to $15.2 million for the second quarter of fiscal 2000 from $14.4 million for the second quarter of fiscal 1999. This increase was primarily due to the addition of net sales and profits generated by the 1999 Acquisitions and Ralee. All other operating divisions and subsidiaries in the Aviation group experienced a 7.3% decline in operating income from the prior year due to the reasons discussed above. As a percentage of net sales, operating income for the Aviation Group was 16.6% for the second quarter of fiscal 2000 and 17.6% for the second quarter of fiscal 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


METALS GROUP
         NET SALES. Net sales for the Metals Group increased by $0.9 million, or 4.9%, to $18.5 million for the second quarter of fiscal 2000 from $17.7 million for the second quarter of fiscal 1999. This increase was mainly due to an increase in activity at the Company's structural steel erection operation.
         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $1.4 million, or 10.2%, to $14.6 million for the second quarter of fiscal 2000 from $13.2 million for the second quarter of fiscal 1999. This increase mainly was due to the increase in activity at the Company's structural steel erection operation.
         GROSS PROFIT. Gross profit for the Metals Group decreased by $0.5 million, or 10.8%, to $4.0 million for fiscal 2000 from $4.4 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.3% and 25.1% for the second quarter of fiscal 2000 and fiscal 1999, respectively.
         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $0.2 million, or 7.5%, to $2.7 million from $2.9 million in the second quarter of fiscal 1999.
         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the second quarter of fiscal 2000 from the second quarter of fiscal 1999.
         OPERATING INCOME. Operating income for the Metals Group decreased by $0.3 million, or 23.0%, to $1.0 million for the second quarter of fiscal 2000 from $1.3 million for the second quarter of fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.4% and 7.3% for the second quarter of fiscal 2000 and 1999, respectively.

OVERALL RESULTS
         CORPORATE EXPENSES. Corporate expenses decreased by $0.4 million, or 29.5%, to $0.9 million for the second quarter of fiscal 2000 from $1.3 million for the second quarter of fiscal 1999.
         INTEREST EXPENSE AND OTHER. Interest expense and other increased by $1.0 million, or 77.3%, to $2.3 million for the second quarter of fiscal 2000 from $1.3 million for the second quarter of fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the acquisition of Ralee, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on and amortization of fees relating to the Company's amended and restated credit facility ("New Credit Facility").
         INCOME TAX EXPENSE. The effective tax rate was 36.6% for the second quarter of fiscal 2000 and 39.0% for the second quarter of fiscal 1999. The second quarter of fiscal 2000 effective tax rate is comparable to the third and fourth quarters of fiscal 1999 effective tax rates of 37.0% in each of those quarters and the first quarter of fiscal 2000 effective tax rate of 36.5%.
         NET INCOME. Net income increased by $0.2 million, or 2.7%, to $8.2 million for the second quarter of fiscal 2000 from $8.0 million for the second quarter of fiscal 1999. The increase in second quarter 2000 net income was primarily attributable to the 1999 Acquisitions and Ralee, partially offset by the reduced earnings of the remaining Aviation Group operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1998

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $21.9 million, or 14.1%, to $177.8 million for the six months ended September 30, 1999 from $155.9 million for the six months ended September 30, 1998. This increase was due to the inclusion of an aggregate of $36.1 million and $4.8 million in net sales in the first six months of fiscal 2000 and 1999, respectively, generated by the 1999 Acquisitions and Ralee. Net sales for the other operating divisions and subsidiaries in the Aviation Group experienced a 6.2% decrease, totaling $9.4 million, from the prior year period. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as effects from Boeing working off excess inventory for these programs, slightly offset by an increase in the production rate of the 737 New Generation and the C-17 military aircraft program.
         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $14.2 million, or 13.5%, to $118.8 million for the first six months of fiscal 2000 from $104.6 million for the first six months of fiscal 1999. This increase was due to the inclusion of $21.9 million and $2.7 million in the first six months of fiscal 2000 and 1999, respectively, of costs of products sold associated with net sales generated by the 1999 Acquisitions and Ralee. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Group decreased by $5.0 million, or 4.9%, due to the decline in shipments for Boeing commercial airplane programs discussed above.
         GROSS PROFIT. Gross profit for the Aviation Group increased by $7.7 million, or 15.1%, to $59.0 million for the first six months of fiscal 2000 from $51.2 million for the first six months of fiscal 1999. This increase was due to the inclusion of $14.2 million and $2.0 million in the first six months of fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the 1999 Acquisitions and Ralee. The remaining net decrease of $4.4 million was due to reasons discussed above. As a percentage of net sales, gross profit for the Aviation Group was 33.2% and 32.9% for the first six months of fiscal 2000 and 1999, respectively.
         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $2.6 million, or 14.9%, to $20.2 million for the first six months of fiscal 2000 from $17.6 million for the first six months of fiscal 1999, primarily due to the 1999 Acquisitions and Ralee.
         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $3.1 million, or 54.1%, to $8.9 million for the first six months of fiscal 2000 from $5.8 million for the first six months of fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and Ralee.
         OPERATING INCOME. Operating income for the Aviation Group increased by $2.0 million, or 7.2%, to $29.9 million for the first six months of fiscal 2000 from $27.8 million for the first six months of fiscal 1999. This increase was primarily due to the addition of net sales and profits generated by the 1999 Acquisitions and Ralee. All other operating divisions and subsidiaries in the Aviation group experienced a 17.0% decline in operating income from the prior year due to the reasons discussed above. As a percentage of net sales, operating income for the Aviation Group was 16.8% for the first six months of fiscal 2000 and 17.9% for the first six months of fiscal 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


METALS GROUP
         NET SALES. Net sales for the Metals Group increased by $2.6 million, or 7.6%, to $37.4 million for the first six months of fiscal 2000 from $34.8 million for the first six months of fiscal 1999. This increase was mainly due to an increase in activity at the Company's structural steel erection operation.
         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $2.8 million, or 10.3%, to $29.5 million for the first six months of fiscal 2000 from $26.7 million for the first six months of fiscal 1999. This increase mainly was due to the increase in activity at the Company's structural steel erection operation.
         GROSS PROFIT. Gross profit for the Metals Group decreased by $0.1 million, or 1.5%, to $7.9 million for the first six months of fiscal 2000 from $8.0 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.2% and 23.1% for the first six months of fiscal 2000 and fiscal 1999, respectively.
         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $0.1 million, or 1.4%, to $5.4 million from $5.5 million in the first six months of fiscal 1999.
         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group increased by $0.1 million, or 14.5%, to $0.6 million for the first six months of fiscal 2000 from $0.5 million the first six months of fiscal 1999.
         OPERATING INCOME. Operating income for the Metals Group decreased by $0.1 million, or 6.0%, to $1.9 million for the first six months of fiscal 2000 from $2.1 million for the first six months of fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.2% and 5.9% for the first six months of fiscal 2000 and 1999, respectively.

OVERALL RESULTS
         CORPORATE EXPENSES. Corporate expenses decreased by $0.6 million, or 26.9%, to $1.7 million for the first six months of fiscal 2000 from $2.4 million for the first six months of fiscal 1999.
         INTEREST EXPENSE AND OTHER. Interest expense and other increased by $2.2 million, or 107.4%, to $4.2 million for the first six months of fiscal 2000 from $2.0 million for the first six months of fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the acquisition of Ralee, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on and amortization of fees relating to the Company's New Credit Facility.
         INCOME TAX EXPENSE. The effective tax rate was 36.5% for the first six months of fiscal 2000 and 39.0% for the first six months of fiscal 1999. The first six months of fiscal 2000 effective tax rate is comparable to the third and fourth quarters of fiscal 1999 effective tax rates of 37.0% in each of those quarters.
         NET INCOME. Net income increased by $0.9 million, or 5.5%, to $16.4 million for the first six months of fiscal 2000 from $15.6 million for the first six months of fiscal 1999. The increase fiscal 2000 net income was primarily attributable to the 1999 Acquisitions and Ralee, partially offset by the reduced earnings of the remaining Aviation Group operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES
         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $11.9 million of cash flows from operating activities for the six months ended September 30, 1999. The Company used approximately $23.7 million in investing activities and raised $12.3 million in financing activities for the six months ended September 30, 1999.
         On June 11, 1999, the Company amended and restated its Credit Facility ("New Credit Facility") with its Lenders to increase the Credit Facility to $250.0 million from $125.0 million, extend the term and amend certain terms and covenants. The New Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the New Credit Facility without penalty. The Company may allocate up to $5.0 million of the available New Credit Facility for the issuance of letters of credit. As of September 30, 1999, $153.0 million was available under the New Credit Facility. On September 30, 1999, an aggregate amount of approximately $95.6 million was outstanding under the New Credit Facility, $93.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.4% per annum, and $2.6 million of which was accruing interest at the prime rate of 8.25% per annum. Amounts repaid under the New Credit Facility may be reborrowed.
         In the first quarter of fiscal 2000, the Company acquired all of the outstanding stock of Ralee. Ralee, located in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. The cash purchase price for this acquisition, net of cash acquired, of approximately $13.0 million was funded by borrowings under the Company's Credit Facility. Also, in connection with this acquisition, the Company assumed $8.7 million of capital leases for equipment with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005.

         In November 1999 the Company announced the acquisitions of Construction Brevitees d'Alfortville ("CBA"), KT Aerofab and Lee Aerospace, Inc. CBA, located near Paris, France, is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. KT Aerofab, located in San Diego, California, is a developer of high-temperature metal alloy parts. Lee Aerospace, Inc., located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck and cabin windows to the general aviation and corporate jet market. The combined cash portion of the purchase prices paid at closing for these companies of approximately $16.1 million was funded by borrowings under the Company's New Credit Facility.

         During the first quarter of fiscal 2000, the Company purchased 117,500 shares of its Common stock for total cash consideration of $2.9 million. During the second quarter of fiscal 2000, the Company purchased 74,000 shares of its Common stock for total cash consideration of $1.7 million. The purchases were funded by borrowings under the Company's New Credit Facility.
         Capital expenditures were approximately $7.1 million for the six months ended September 30, 1999 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its New Credit Facility. The Company expects capital expenditures to be approximately $21.0 million for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.
         The Company believes that cash generated by operations and borrowings under the New Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the New Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company on terms favorable to the Company, if at all.

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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


         The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 date change and is cognizant of the time sensitive nature of the problem. The Company's operating units have assessed or are in the process of assessing how each may be impacted by Year 2000 and have formulated and commenced or are formulating and commencing implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units are currently making inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units are also in the process of testing information technology ("IT") systems, as well as non-IT systems, and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant and will repair or replace any such systems found to be non-compliant. Currently, the Company estimates that, on a consolidated basis, it has substantially completed its assessment of how it may be impacted, the development of plans to address the testing and remediation of its systems and its testing and remediation activities.
         The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through September 30, 1999 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $0.9 million. The estimated costs yet to be incurred are approximately $0.2 million. The current assessment does not include costs related to software and hardware replaced in the normal course of business other than replacements accelerated due to the Year 2000 issue.
         The variety and complexity of the Year 2000 issues identified and the proposed solutions, the Company's dependence on the technical skills of employees and independent contractors, and especially the representations and readiness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. In addition, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and transportation and delivery companies (such as Federal Express and United Parcel Service). Also, certain significant customers are material to the Company and a Year 2000 failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The most likely worst case scenario would be the failure of particular computer systems or machines with embedded chips that would require manual processes in order to continue production and invoicing activities. The Company believes that it could obtain materials at reasonably competitive prices from alternate suppliers given a failure at a current vendor.
         While the Company does not currently foresee any material problems, there can be no assurance that the Company and its material suppliers and customers will be Year 2000 compliant by January 1, 2000 and that any such non-compliance will not have a material adverse effect on the Company.
         The Company is in the process of developing contingency plans in the event that any unresolved issues are identified.
         The foregoing Year 2000 discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's Year 2000 project is dependent on certain future events including the availability and cost of personnel trained to perform Year 2000 modifications, the ability of the Company to locate and correct all non-compliant computer codes and embedded controls, the ability of material customers, suppliers and trading partners to successfully complete their own Year 2000 remediation projects, the accuracy of information received from third parties concerning the Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessment, and similar uncertainties.

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

                  Not applicable

    Item 3.   Defaults upon Senior Securities

                  Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders




        The Company's Annual Meeting of Stockholders was held on July 28, 1999. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1. Election of seven persons to the Company's Board of Directors to serve until the 2000 Annual Meeting of Stockholders and until their successors are elected and qualified.

           RICHARD C. ILL:
           7,389,078  Affirmative
             372,687  Negative

           JOHN R. BARTHOLDSON:
           7,389,083  Affirmative
             372,682  Negative

           RICHARD C. GOZON:
           7,389,090  Affirmative
             372,675  Negative

           CLAUDE F. KRONK:
           7,288,741  Affirmative
             473,024  Negative

           JOSEPH M. SILVESTRI:
           7,389,090  Affirmative
             372,675  Negative

           MICHAEL A. DELANEY:
           7,388,900  Affirmative
             372,865  Negative

           WILLIAM O. ALBERTINI:
           7,389,000  Affirmative
             372,765  Negative

2. Approval of an amendment to the Company's 1996 Stock Option Plan to increase to 1,268,750 the number of shares issuable upon exercise of options granted under the plan, an increase of 750,000.

           9,058,866 Affirmative
             794,843 Negative
               6,133 Withheld

3. Ratification of the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending March 31, 2000.

           11,028,711 Affirmative
               76,745 Negative
                4,844 Withheld

    Item 5.   Other Information

                 Not applicable

    Item 6.   Exhibits & Reports on Form 8-K

       A. Exhibits

          (10.25) Employment Agreement with Richard C. Ill dated July 1, 1999. (10.26) Employment Agreement with John R. Bartholdson dated
                   July 1, 1999.
          (10.27)  Employment Agreement with Richard M. Eisenstaedt dated
                   July 1, 1999.
          (10.28)  Employment Agreement with Craig N. Kitchen dated
                   July 1, 1999.
          (27)     Financial Data Schedule

       B. Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

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




Dated:  November 12, 1999