Form 10-Q/A
period 1999-09-30
TRIUMPH GROUP INC /
filed 1999-11-15
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A




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


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                          1998           1999
                                                                          ----           ----
OPERATING ACTIVITIES
Net income                                                              $ 15,572      $ 16,425
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         6,324         9,516
     Other amortization included in interest expense                          69           117
     Provision for doubtful accounts receivable                              133           175
     Provision for deferred income taxes                                     749         3,267
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                     386           444
     Changes in other current assets and liabilities, net
        of acquisition of businesses:
        Accounts receivable                                                2,364          (360)
        Inventories                                                       (8,262)       (7,647)
        Prepaid expenses and other current assets                         (1,485)         (990)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                           (3,716)       (8,261)
     Other                                                                  (550)         (754)
                                                                        --------      --------
Net cash provided by operating activities                                 11,584        11,932

INVESTING ACTIVITIES
Capital expenditures, net                                                 (7,742)       (7,113)
Proceeds from sale of assets                                                --           5,794
Cost of businesses acquired, net of cash acquired                        (27,330)      (20,704)
                                                                        --------      --------
Net cash used in investing activities                                    (35,072)      (22,023)


                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                          1998           1999
                                                                          ----           ----
FINANCING ACTIVITIES
Net increase in revolving credit facility                               $ 25,497      $ 19,506
Repayment of debt and capital lease obligations                             (570)       (1,758)
Purchase of Treasury Stock                                                  --          (4,611)
Payments of deferred financing costs                                         (25)         (963)
Proceeds from exercise of stock options                                       72           141
                                                                        --------      --------
Net cash provided by financing activities                                 24,974        12,315
                                                                        --------      --------

Net change in cash                                                         1,486         2,224

Cash at beginning of period                                                4,642         4,953
                                                                        --------      --------

Cash at end of period                                                   $  6,128      $  7,177
                                                                        --------      --------
                                                                        --------      --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                              $  9,910      $  7,062
Cash paid for interest                                                     1,518         3,808


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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $11.9 million of cash flows from operating activities for the six months ended September 30, 1999. The Company used approximately $22.0 million in investing activities and raised $12.3 million in financing activities for the six months ended September 30, 1999.

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

           11,028,711 Affirmative
               76,745 Negative
                4,844 Withheld

    Item 5.   Other Information

                 Not applicable

    Item 6.   Exhibits & Reports on Form 8-K

       A. Exhibits

          (10.25) Employment Agreement with Richard C. Ill dated July 1, 1999.* (10.26) Employment Agreement with John R. Bartholdson dated
                   July 1, 1999.*
          (10.27)  Employment Agreement with Richard M. Eisenstaedt dated
                   July 1, 1999.*
          (10.28)  Employment Agreement with Craig N. Kitchen dated
                   July 1, 1999.*
          (27)     Financial Data Schedule*
        * -- Previously filed.


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




Dated:  November 15, 1999