Form 10-Q
period 1999-12-31
TRIUMPH GROUP INC /
filed 2000-02-14
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1999.

                                         or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                           -------

                               TRIUMPH GROUP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  51-0347963
-----------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                                     19087-1565
------------------------------------------------         ---------------
(Address of principal executive offices)                  (Zip Code)

                                 (610) 975-0420
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 8,314,986 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of January 31, 2000

                               TRIUMPH GROUP, INC.
                                      INDEX


Part I. Financial Information                                              PAGE NUMBER
    Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets                                            1
         March 31, 1999 and December 31, 1999

         Consolidated Statements of Income                                      3
         Three months ended December 31, 1998 and 1999
         Nine months ended December 31, 1998 and 1999

         Consolidated Statements of Cash Flows                                  4
         Nine months ended December 31, 1998 and 1999

         Notes to Consolidated Financial Statements                             6
         December 31, 1999

    Item 2.   Management's Discussion and Analysis of Financial                11
              Condition and Results of  Operations

    Item 3.   Quantitative and Qualitative Disclosures About                   17
              Market Risk

Part II. Other Information

    Item 1.   Legal Proceedings                                                18

    Item 2.   Changes in Securities                                            18

    Item 3.   Defaults upon Senior Securities                                  18

    Item 4.   Submission of Matters to a Vote of Security Holders              18

    Item 5.   Other Information                                                18

    Item 6.   Exhibits and Reports on Form 8-K                                 18

Signature Page                                                                 19


Part I.  Financial Information
     Item: 1.  Financial Statements

                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                               MARCH 31,        DECEMBER 31,
                                                  1999              1999
                                               ---------        ------------
                                                                 (unaudited)
ASSETS
Current assets:
   Cash                                        $  4,953         $  5,986
   Marketable securities                           --              1,061
   Accounts receivable, net                      65,613           70,134
   Inventories                                  104,771          118,618
   Prepaid expenses and other                     2,473            4,197
   Deferred income taxes                          2,408            3,533
                                               --------         --------
Total current assets                            180,218          203,529

Property and equipment, net                     107,123          120,686

Excess of cost over net assets acquired, net    124,667          144,837
Intangible assets and other, net                 16,849           25,457
                                               --------         --------

Total assets                                   $428,857         $494,509
                                               ========         ========


                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                             MARCH 31,         DECEMBER 31,
                                                               1999                 1999
                                                             --------         -------------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  33,894          $  29,299
   Accrued expenses                                            47,263             49,940
   Income taxes payable                                         4,453              4,714
   Current portion of long-term debt                            1,151              2,580
                                                            ---------          ---------
Total current liabilities                                      86,761             86,533

Long-term debt, less current portion                           91,857            130,196
Deferred income taxes and other                                35,462             42,630

Stockholders' equity:

   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares issued                     9                  9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                        3                  3
   Capital in excess of par value                             135,418            135,418
   Treasury stock, at cost, 52,700 and 236,800 shares          (1,336)            (5,766)
   Retained earnings                                           80,683            105,486
                                                            ---------          ---------
Total stockholders' equity                                    214,777            235,150
                                                            ---------          ---------

Total liabilities and stockholders' equity                  $ 428,857          $ 494,509
                                                            =========          =========


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           DECEMBER 31,         DECEMBER 31,
                                                        ------------------    -----------------

                                                         1998       1999       1998       1999
                                                     --------   --------   --------   --------
Net sales                                            $102,023   $110,376   $292,645   $325,546

Operating costs and expenses:

    Cost of products sold                              70,489     75,491    201,849    223,772
    Selling, general, and administrative               12,710     15,191     38,106     42,508
    Depreciation and amortization                       4,041      4,960     10,365     14,476
    Special charge                                       --          734       --          734
                                                     --------   --------   --------   --------
                                                       87,240     96,376    250,320    281,490

Operating income                                       14,783     14,000     42,325     44,056
Interest expense and other                              1,432      2,655      3,443      6,826
                                                     --------   --------   --------   --------
Income before income taxes                             13,351     11,345     38,882     37,230
Income tax expense                                      4,940      2,569     14,899     12,029
                                                     --------   --------   --------   --------
Net income                                           $  8,411   $  8,776   $ 23,983   $ 25,201
                                                     ========   ========   ========   ========

Earnings Per Share - Basic:
 Net income                                          $   0.71   $   0.75   $   2.02   $   2.15
                                                     ========   ========   ========   ========


Weighted average common shares outstanding - Basic     11,900     11,664     11,899     11,697
                                                     ========   ========   ========   ========

Earnings Per Share - Assuming Dilution:
 Net income                                          $   0.67   $   0.71   $   1.89   $   2.03
                                                     ========   ========   ========   ========


Weighted average common shares outstanding -
 Assuming Dilution                                     12,633     12,359     12,660     12,403
                                                     ========   ========   ========   ========


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                          1998        1999
                                                                         -------     -------
OPERATING ACTIVITIES
Net income                                                              $ 23,983    $ 25,201
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                        10,365      14,476
     Other amortization included in interest expense                         102         186
     Provision for doubtful accounts receivable                              289         379
     Provision for deferred income taxes                                   3,448       3,933
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                     595         677
     Changes in other current assets and liabilities, net of
        acquisition of businesses:
        Accounts receivable                                                4,578       5,468
        Inventories                                                      (14,182)     (7,405)
        Prepaid expenses and other current assets                         (1,618)      1,115
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                           (6,207)    (13,321)
     Other                                                                  (398)     (3,958)
                                                                         -------     -------
Net cash provided by operating activities                                 20,955      26,751

INVESTING ACTIVITIES
Capital expenditures, net                                                (10,689)     (9,283)
Proceeds from sale of assets                                                --         5,991
Cost of businesses acquired, net of cash acquired                        (53,944)    (39,886)
                                                                         -------     -------
Net cash used in investing activities                                    (64,633)    (43,178)


                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                               NINE MONTHS ENDED DECEMBER 31,
                                               -----------------------------
FINANCING ACTIVITIES                                  1998        1999
                                                      ----        ----
Net increase in revolving credit facility         $ 47,780    $ 24,905
Repayment of debt and capital lease obligations     (1,407)     (2,080)
Purchase of Treasury Stock                            --        (4,611)


Payments of deferred financing costs                   (25)       (985)

Proceeds from issuance of long-term debt              --            90

Proceeds from exercise of stock options                 77         141
                                                  --------    --------
Net cash provided by financing activities           46,425      17,460
                                                  --------    --------

Net change in cash                                   2,747       1,033
Cash at beginning of period                          4,642       4,953
                                                  --------    --------

Cash at end of period                             $  7,389    $  5,986
                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:

Cash paid for income taxes                        $ 11,230    $  6,856

Cash paid for interest                               2,596       5,848


SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 1999.

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

NEW ACCOUNTING STANDARDS

In September 1999, the Emerging Issues Task Force issued Issue number 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF 99-5"). EITF 99-5 requires design and development costs incurred after December 31, 1999 for products to be sold under long-term supply arrangements to be expensed as incurred. The Company is currently evaluating the impact of EITF 99-5 on its financial position and results of operations.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACQUISITIONS

In the first and third quarters of Fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), Construction Brevitees d'Alfortville ("CBA"), and Lee Aerospace, Inc. ("Lee") and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. (collectively the "2000 Acquisitions"). Ralee, based in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. CBA, located near Paris, France, is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. Triumph Components-San Diego, Inc. is a developer of high-temperature metal alloy parts. Lee Aerospace, Inc., located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck and cabin windows to the general aviation and corporate jet market. The combined purchase price for these acquisitions was $57,982. The purchase price includes cash paid at closing, net of cash acquired, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and contingent payments of

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3.  ACQUISITIONS (Continued)

approximately $10,683, which are included in accrued expenses at December 31, 1999. The combined excess of the purchase price over the fair value of the net assets acquired of $24,149 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc., DG Industries, Inc., and DV Industries, Inc. (collectively the "1999 Acquisitions"). For further information about the 1999 Acquisitions, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

The following unaudited pro forma information has been prepared assuming the 2000 Acquisitions and the 1999 Acquisitions had taken place on April 1, 1998.


                             NINE MONTHS ENDED DECEMBER 31,
                                 1998          1999
                             -----------   -----------
Net sales                    $   373,907   $   336,800
Net income                        25,952        25,395
Earnings per common share:
    Basic                           2.18          2.17
    Diluted                         2.05          2.05



The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on April 1, 1998.

4.  INVENTORIES

The components of inventories are as follows:


                    MARCH 31,   DECEMBER 31,
                       1999       1999
                       ----       ----
Raw materials       $ 30,896   $ 33,907
Work-in-process       39,280     44,813
Finished goods        34,595     39,898
                    --------   --------
Total inventories   $104,771   $118,618
                    ========   ========


The Company's method of valuing all inventory is the lower of First-in First-out ("FIFO") cost or market.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                 MARCH 31,  DECEMBER 31,
                                    1999       1999
                                    ----       ----
Revolving credit facility       $ 76,095   $101,000
Subordinated promissory notes     11,734     17,531
Industrial revenue bonds           4,665      5,293
Capital lease obligations             28      7,996
Other debt                           486        956
                                --------   --------
                                  93,008    132,776
Less current portion               1,151      2,580
                                --------   --------
                                $ 91,857   $130,196
                                ========   ========


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

During the quarter ended December 31, 1999, in connection with the CBA and Lee acquisitions, the Company assumed approximately $6,047 of debt related to seller financing, $842 of an Industrial Revenue Bond financing, and $365 of other debt. The Lee acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each specified date through year 2003. The Industrial Revenue Bond is secured by machinery and equipment.

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

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

7.  SPECIAL CHARGE

During the quarter ended December 31, 1999 the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pretax charge of $734, primarily related to severance of three employees.

The following is a summary of the activity related to the charge recorded:


                        BALANCE                                                    BALANCE
                     MARCH 31, 1999        CHARGES            PAYMENTS         DECEMBER 31, 1999
                     --------------        -------            --------         -----------------
Severance               $   0               $ 566               $(217)               $ 349
Other                       0                 168                (168)                   0
                        -----               -----               -----                -----
Total                   $   0               $ 734               $(385)               $ 349
                        =====               =====               =====                =====


The balance of accrued severance is included in accrued expenses as of December 31, 1999.

8.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:


                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                             ------------------  -----------------

(in thousands)                                  1998     1999     1998     1999
                                               ------   ------   ------   ------
Weighted average common shares outstanding     11,900   11,664   11,899   11,697
Net effect of dilutive stock options               83       45      111       56
Net effect of dilutive warrant                    650      650      650      650
                                               ------   ------   ------   ------
Weighted average common shares outstanding -
   assuming dilution                           12,633   12,359   12,660   12,403
                                               ======   ======   ======   ======


Options to purchase 342,300 shares of common stock, at prices ranging from $26.25 per share to $45.38 per share, were outstanding during the third quarter of fiscal 2000. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 1999 and, therefore, the effect would be antidilutive. Also, warrants to purchase up to 60,000 shares of common stock at $10.00 per share, subject to certain performance criteria, were not included in the computation of diluted earnings per share during the third quarter of fiscal 2000 because the number of contingently issuable warrants was zero, based on the number of shares, if any, that would be issuable under the terms of the arrangement, as if the end of the contingency period were December 31, 1999.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

9.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:


                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        DECEMBER 31,              DECEMBER 31,
                                        ------------              ------------
                                     1998         1999         1998         1999
                                   ---------    ---------    ---------    ---------
Net Sales:
      Aviation                     $  84,653    $  91,757    $ 240,517    $ 269,540
      Metals                          17,370       18,619       52,128       56,006
                                   ---------    ---------    ---------    ---------
                                   $ 102,023    $ 110,376    $ 292,645    $ 325,546
                                   =========    =========    =========    =========


Income before income taxes:
Operating income (expense):
          Aviation                 $  14,584    $  14,674    $  42,431    $  44,524
          Metals                       1,240        1,175        3,290        3,103
          Corporate                   (1,041)      (1,115)      (3,396)      (2,837)
          Special charge                --           (734)        --           (734)
                                      ------       ------       ------       -------
                                      14,783       14,000       42,325       44,056
      Interest expense and other       1,432        2,655        3,443        6,826
                                   ---------    ---------    ---------    ---------
                                   $  13,351    $  11,345    $  38,882    $  37,230
                                   =========    =========    =========    =========


Depreciation and amortization:
      Aviation                     $   3,756    $   4,647    $   9,533    $  13,547
      Metals                             270          301          787          893
      Corporate                           15           12           45           36
                                   ---------    ---------    ---------    ---------
                                   $   4,041    $   4,960    $  10,365    $  14,476
                                   =========    =========    =========    =========


Capital expenditures:
      Aviation                     $   3,216    $   1,825    $  10,481    $   8,313
      Metals                            (272)         295          164          911
      Corporate                            3           50           44           59
                                   ---------    ---------    ---------    ---------
                                   $   2,947    $   2,170    $  10,689    $   9,283
                                   =========    =========    =========    =========



                      MARCH 31, 1999   DECEMBER 31, 1999
                      --------------   -----------------
Assets:
      Aviation          $395,745         $459,789
      Metals              31,228           29,504
      Corporate            1,884            5,216
                        --------         --------
                        $428,857         $494,509
                        ========         ========


For the three months ended December 31, 1998 and 1999, the Company had foreign sales of $11,678 and $19,001 respectively. For the nine months ended December 31, 1998 and 1999, the Company had foreign sales of $35,499 and $50,123, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $7.1 million, or 8.4%, to $91.8 million for the third quarter of fiscal 2000 from $84.7 million for the third quarter of fiscal 1999. This increase was due to the inclusion of an aggregate of $21.4 million and $9.3 million in net sales in the third quarter of fiscal 2000 and 1999, respectively, for Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc., (collectively, the "1999 Acquisitions") and Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc., (collectively, the "2000 Acquisitions"). Net sales for the other operating divisions and subsidiaries in the Aviation Group experienced a 6.7% decrease, totaling $5.1 million, from the prior year period. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as effects from Boeing working off excess inventory for these programs, slightly offset by increases in sales related to the C-17 and E-2C military aircraft programs.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $3.7 million, or 6.4%, to $61.2 million for the third quarter of fiscal 2000 from $57.5 million for the third quarter fiscal 1999. This increase was due to the inclusion of $13.1 million and $5.3 million in the third quarter of fiscal 2000 and 1999, respectively, of costs of products sold associated with net sales generated by the 1999 Acquisitions and the 2000 Acquisitions and a $1.0 million charge for inventory due to discontinuance of certain product lines. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Group decreased by $4.1 million, or 7.9%, mainly due to the decline in shipments for Boeing commercial airplane programs discussed above.

         GROSS PROFIT. Gross profit for the Aviation Group increased by $3.4 million, or 12.5%, to $30.6 million for the third quarter of fiscal 2000 from $27.2 million for the third quarter of fiscal 1999. This increase was due to the inclusion of $8.3 million and $4.0 million in the third quarter of fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the 1999 Acquisitions and the 2000 Acquisitions. The remaining net decrease of $0.9 million was due to reasons discussed above. As a percentage of net sales, gross profit for the Aviation Group was 33.3% for the third quarter of fiscal 2000 and 32.1% for the third quarter of fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $2.4 million, or 27.3%, to $11.3 million for the third quarter of fiscal 2000 from $8.9 million for the third quarter of fiscal 1999, primarily due to the 1999 Acquisitions and the 2000 Acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $0.9 million, or 23.7%, to $4.6 million for the third quarter of fiscal 2000 from $3.8 million for the third quarter of fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and the 2000 Acquisitions.

         OPERATING INCOME. Operating income for the Aviation Group, excluding its portion of the special charge recorded in the third quarter, increased by $0.1 million, or 0.6%, to $14.7 million for the third quarter of fiscal 2000 from $14.6 million for the third quarter of fiscal 1999. This increase was primarily due to the addition of net sales and profits generated by the 1999 Acquisitions and the 2000 Acquisitions. All other operating divisions and subsidiaries in the Aviation Group experienced a 13.3% decline in operating income from the prior year due to the reasons discussed above. As a percentage of net sales, operating income for the Aviation Group was 16.0% for the third quarter of fiscal 2000 and 17.2% for the third quarter of fiscal 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS GROUP

         NET SALES. Net sales for the Metals Group increased by $1.2 million, or 7.2%, to $18.6 million for the third quarter of fiscal 2000 from $17.4 million for the third quarter of fiscal 1999. This increase was mainly due to an increase in activity at the Company's structural steel erection operation.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $1.3 million, or 10.0%, to $14.3 million for the third quarter of fiscal 2000 from $13.0 million for the third quarter of fiscal 1999. This increase mainly was due to the increase in activity at the Company's structural steel erection operation and the effect of a one-time reduction in the prior year due to lower raw material prices.

         GROSS PROFIT. Gross profit for the Metals Group decreased by $0.1 million, or 1.2%, to $4.3 million for fiscal 2000 from $4.3 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 23.0% and 25.0% for the third quarter of fiscal 2000 and fiscal 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group remained unchanged at $2.8 million for the third quarter of fiscal 2000 from the third quarter of fiscal 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group remained unchanged at $0.3 million for the third quarter of fiscal 2000 from the third quarter of fiscal 1999.

         OPERATING INCOME. Operating income for the Metals Group, excluding its portion of the special charge recorded in the third quarter, decreased by $0.1 million, or 5.2%, to $1.2 million for the third quarter of fiscal 2000 from $1.2 million for the third quarter of fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 6.3% and 7.1% for the third quarter of fiscal 2000 and 1999, respectively.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses increased by $0.1 million, or 7.1%, to $1.1 million for the third quarter of fiscal 2000 from $1.0 million for the third quarter of fiscal 1999.

         SPECIAL CHARGE. During the quarter ended December 31, 1999, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees. Through December 31, 1999, $0.4 million has been paid.

         INTEREST EXPENSE AND OTHER. Interest expense and other increased by $1.2 million, or 85.4%, to $2.7 million for the third quarter of fiscal 2000 from $1.4 million for the third quarter of fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the 2000 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on and amortization of fees relating to the Company's amended and restated credit facility ("New Credit Facility").

         INCOME TAX EXPENSE. The effective tax rate was 22.6% for the third quarter of fiscal 2000 and 37.0% for the third quarter of fiscal 1999. In the third quarter of fiscal 2000, the Company adjusted its effective income tax rate at which reversals of temporary differences will be taxed. The adjustment resulted in a $1.6 million reduction in income tax expense for the quarter ended December 31, 1999. The reduction, primarily in the state effective tax rate, is a result of recent acquisitions and the implementation of tax planning strategies.

         NET INCOME. Net income increased by $0.4 million, or 4.3%, to $8.8 million for the third quarter of fiscal 2000 from $8.4 million for the third quarter of fiscal 1999. The increase in third quarter 2000 net income was primarily attributable to the 1999 Acquisitions and the 2000 Acquisitions and the tax adjustment, partially offset by the special charge and the reduced earnings of the remaining Aviation Group operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

AVIATION GROUP

         NET SALES. Net sales for the Aviation Group increased by $29.0 million, or 12.1%, to $269.5 million for the nine months ended December 31, 1999 from $240.5 million for the nine months ended December 31, 1998. This increase was due to the inclusion of an aggregate of $59.0 million and $14.1 million in net sales in the first nine months of fiscal 2000 and 1999, respectively, generated by the 1999 Acquisitions and the 2000 Acquisitions. Net sales for the other operating divisions and subsidiaries in the Aviation Group experienced a 7.0% decrease, totaling $15.9 million, from the prior year period. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as effects from Boeing working off excess inventory for these programs, slightly offset by an increase in the production rate of the 737 New Generation and the C-17 and E-2C military aircraft programs.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Group increased by $17.9 million, or 11.0%, to $180.0 million for the first nine months of fiscal 2000 from $162.1 million for the first nine months of fiscal 1999. This increase was due to the inclusion of $36.0 million and $8.1 million in the first nine months of fiscal 2000 and 1999, respectively, of costs of products sold associated with net sales generated by the 1999 Acquisitions and the 2000 Acquisitions and a $1.0 million charge for inventory due to discontinuance of certain product lines. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Group decreased by $10.1 million, or 6.5%, due to the decline in shipments for Boeing commercial airplane programs discussed above.

         GROSS PROFIT. Gross profit for the Aviation Group increased by $11.2 million, or 14.2%, to $89.6 million for the first nine months of fiscal 2000 from $78.4 million for the first nine months of fiscal 1999. This increase was due to the inclusion of $23.0 million and $6.0 million in the first nine months of fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the 1999 Acquisitions and the 2000 Acquisitions. The remaining net decrease of $5.8 million was due to reasons discussed above. As a percentage of net sales, gross profit for the Aviation Group was 33.2% and 32.6% for the first nine months of fiscal 2000 and 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Group increased by $5.0 million, or 19.1%, to $31.5 million for the first nine months of fiscal 2000 from $26.5 million for the first nine months of fiscal 1999, primarily due to the 1999 Acquisitions and the 2000 Acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Group increased by $4.0 million, or 42.1%, to $13.5 million for the first nine months of fiscal 2000 from $9.5 million for the first nine months of fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and the 2000 Acquisitions.

         OPERATING INCOME. Operating income for the Aviation Group, excluding its portion of the special charge recorded in the third quarter, increased by $2.1 million, or 4.9%, to $44.5 million for the first nine months of fiscal 2000 from $42.4 million for the first nine months of fiscal 1999. This increase was primarily due to the addition of net sales and profits generated by the 1999 Acquisitions and the 2000 Acquisitions. All other operating divisions and subsidiaries in the Aviation Group experienced a 16.3% decline in operating income from the prior year due to the reasons discussed above. As a percentage of net sales, operating income for the Aviation Group was 16.5% for the first nine months of fiscal 2000 and 17.6% for the first nine months of fiscal 1999.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS GROUP

         NET SALES. Net sales for the Metals Group increased by $3.9 million, or 7.4%, to $56.0 million for the first nine months of fiscal 2000 from $52.1 million for the first nine months of fiscal 1999. This increase was mainly due to an increase in activity at the Company's structural steel erection operation.

         COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Group increased by $4.1 million, or 10.2%, to $43.8 million for the first nine months of fiscal 2000 from $39.8 million for the first nine months of fiscal 1999. This increase mainly was due to the increase in activity at the Company's structural steel erection operation and the effect of a one-time reduction in the prior year due to lower raw material prices.

         GROSS PROFIT. Gross profit for the Metals Group decreased by $0.2 million, or 1.4%, to $12.2 million for the first nine months of fiscal 2000 from $12.4 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Group was 21.8% and 23.7% for the first nine months of fiscal 2000 and fiscal 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Group decreased by $0.1 million, or 1.1%, to $8.2 million from $8.3 million in the first nine months of fiscal 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Group increased by $0.1 million, or 13.5%, to $0.9 million for the first nine months of fiscal 2000 from $0.8 million the first nine months of fiscal 1999.

         OPERATING INCOME. Operating income for the Metals Group, excluding its portion of the special charge recorded in the third quarter, decreased by $0.2 million, or 5.7%, to $3.1 million for the first nine months of fiscal 2000 from $3.3 million for the first nine months of fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Group was 5.5% and 6.3% for the first nine months of fiscal 2000 and 1999, respectively.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses decreased by $0.6 million, or 16.5%, to $2.8 million for the first nine months of fiscal 2000 from $3.4 million for the first nine months of fiscal 1999.

         SPECIAL CHARGE. During the quarter ended December 31, 1999, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees. Through December 31, 1999, $0.4 million has been paid.

         INTEREST EXPENSE AND OTHER. Interest expense and other increased by $3.4 million, or 98.3%, to $6.8 million for the first nine months of fiscal 2000 from $3.4 million for the first nine months of fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the 2000 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on and amortization of fees relating to the Company's New Credit Facility.

         INCOME TAX EXPENSE. The effective tax rate was 32.3% for the first nine months of fiscal 2000 and 38.3% for the first nine months of fiscal 1999. In the third quarter of fiscal 2000, the Company adjusted its effective income tax rate at which reversals of temporary differences will be taxed. The adjustment resulted in a $1.6 million reduction in income tax expense for the nine months ended December 31, 1999. The reduction, primarily in the state effective tax rate, is a result of recent acquisitions and the implementation of tax planning strategies.

         NET INCOME. Net income increased by $1.2 million, or 5.1%, to $25.2 million for the first nine months of fiscal 2000 from $24.0 million for the first nine months of fiscal 1999. The increase fiscal 2000 net income was primarily attributable to the 1999 Acquisitions and the 2000 Acquisitions and the tax adjustment, partially offset by the special charge and the reduced earnings of the remaining Aviation Group operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $26.8 million of cash flows from operating activities for the nine months ended December 31, 1999. The Company used approximately $43.2 million in investing activities and raised $17.5 million in financing activities for the nine months ended December 31, 1999.

         On June 11, 1999, the Company amended and restated its former revolving credit facility with its lenders to increase the credit facility to $250.0 million from $125.0 million, extend the term and amend certain terms and covenants ("New Credit Facility"). The New Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the New Credit Facility without penalty. The Company may allocate up to $5.0 million of the available New Credit Facility for the issuance of letters of credit. As of December 31, 1999, $147.6 million was available under the New Credit Facility. On December 31, 1999, an aggregate amount of approximately $101.0 million was outstanding under the New Credit Facility, $100.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 7.5% per annum, and $1.0 million of which was accruing interest at the prime rate of 8.5% per annum. Amounts repaid under the New Credit Facility may be reborrowed.

         In the first and third quarters of fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), Construction Brevitees d'Alfortville ("CBA"), and Lee Aerospace, Inc. ("Lee") and acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. Ralee, located in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. CBA, located near Paris, France, is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. Triumph Components-San Diego, Inc. is a developer of high-temperature metal alloy parts. Lee, located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck and cabin windows to the general aviation and corporate jet market. The combined cash portion of the purchase prices paid at closing, net of cash acquired, for these companies of approximately $27.9 million was funded by borrowings under the Company's New Credit Facility. In connection with the Ralee acquisition, the Company assumed $8.7 million of capital leases for equipment with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005. Also, in connection with the CBA and Lee acquisitions, the Company assumed $6.0 million of seller financing, $4.7 million of which accrues interest at 7% and $1.3 million of which accrues interest at a floating rate, $0.8 million of an Industrial Revenue Bond which accrues interest at 7.15%, and $0.4 million of other debt.

         During the first quarter of fiscal 2000, the Company purchased 117,500 shares of its Common stock for total cash consideration of $2.9 million. During the second quarter of fiscal 2000, the Company purchased 74,000 shares of its Common stock for total cash consideration of $1.7 million. The purchases were funded by borrowings under the Company's New Credit Facility.

         Capital expenditures were approximately $9.3 million for the nine months ended December 31, 1999 primarily for manufacturing machinery and equipment for the Aviation Group. The Company funded these expenditures through borrowings under its New Credit Facility. The Company expects capital expenditures to be approximately $21.0 million for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily to expand capacity at several facilities in the Aviation Group.

         The Company believes that cash generated by operations and borrowings under the New Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

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

YEAR 2000 DATE CONVERSION

         The Company recognized the need to ensure that its business operations would not be adversely affected by the calendar year 2000 date change and was cognizant of the time sensitive nature of the problem. The Company's operating units assessed how each may be impacted by Year 2000 and formulated and commenced implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. The Company's operating units made inquiries of customers and suppliers to assess their Year 2000 readiness. The operating units also tested information technology ("IT") systems, as well as non-IT systems, and verified that vendor-supplied or outsourced systems would be Year 2000 compliant.

         The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through December 31, 1999 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $1.0 million.

         The Company has not experienced any material Year 2000 compliance problems to date and, to the Company's knowledge, none of its significant vendors, service providers, or customers have suffered material problems related to Year 2000 compliance that the Company believes are likely to materially adversely affect the Company. The Company continues to monitor its Year 2000 program for unexpected issues that could possibly still develop. The Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

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

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A. Exhibits

                 (27.1) Financial Data Schedule for the nine months ended December 31, 1999

                 (27.2) Restated Financial Data Schedule for the six months ended September 30, 1999

              B. Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended December 31, 1999

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



Dated:  February 14, 2000