Form 10-K
period 2000-03-31
TRIUMPH GROUP INC /
filed 2000-06-28
CIK 1021162

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-12235
                            ------------------------
                              TRIUMPH GROUP, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                             51-0347963
 (State or other jurisdiction of    (I.R.S. Employer Identification Number)
  incorporation or organization)

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

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 31, 2000 was 8,324,111 and 3,348,535, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

    The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 31, 2000 of $28.00) was approximately $188,863,530.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated herein by reference:

    Proxy Statement of Triumph Group, Inc. in connection with its 2000 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                              PAGE
--------                                                            --------
PART I............................................................      3
 1.   Business....................................................      3
 2.   Properties..................................................     12
 3.   Legal Proceedings...........................................     14
 4.   Submission of Matters to a Vote of Security Holders.........     14
PART II...........................................................     15
 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................     15
 6.   Selected Financial Data.....................................     16
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     18
 7A.  Quantitative and Qualitative Disclosures about Market
      Risk........................................................     24
 8.   Financial Statements and Supplementary Data.................     25
 9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................     46
PART III..........................................................     47
10.   Directors and Executive Officers of Registrant..............     47
11.   Executive Compensation......................................     47
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................     47
13.   Certain Relationships and Related Transactions..............     47
PART IV...........................................................     48
14.   Exhibits, Financial Statement Schedules and Reports on Form
      8-K.........................................................     48

                                     PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to Triumph's future operations and prospects, including statements that are based on current projections and expectations about the markets in which Triumph operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by Triumph. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are competitive factors relating to the aviation and metals industries, dependence of some of Triumph's businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting Triumph's two business segments, including technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight, and post Year 2000 issues. For a more detailed discussion of these and other factors affecting Triumph, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. Triumph does not undertake any obligation to revise these forward-looking statements to reflect future events.

GENERAL

    Triumph designs, engineers, manufactures, repairs, overhauls and distributes aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. Triumph serves a broad spectrum of the aviation industry, including commercial airlines and air cargo carriers, as well as original equipment manufacturers (commonly referred to as OEMs) of aerospace vehicles, commercial and military aircraft, and aircraft components.

PRODUCTS AND SERVICES

    Triumph's Aviation Segment offers a variety of products and services to the aviation industry which are offered through four groups within the Aviation Segment as follows:

    The STRUCTURAL COMPONENTS GROUP focuses primarily on OEMs, such as Boeing Co., Airbus Integrated Company, Bombardier, Inc., Textron Inc., Raytheon Co., The Cessna Aircraft Company and others. This group performs complex manufacturing processes, machining capabilities and structural component forming. This group provides customers with the full range of structural components and has the ability to produce complete assemblies and subassemblies.

    The OPERATIONAL COMPONENTS GROUP services all of Triumph's customer base, a diverse group of customers which includes airlines, cargo carriers, outsourcing manufacturers and OEMs. The operational components group performs advanced manufacturing functions and fabrication processes, coating and processing functions to deliver precision detail parts and complete component assemblies.

    The CONTROL SYSTEMS GROUP, like the Operational Components group, services all of Triumph's customer base. Control Systems will focus on expanding Triumph's capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems while continuing to expand the broad scope of detail parts Triumph supplies to the aerospace market.

    The AFTERMARKET SERVICES GROUP consists of a COMPONENT REPAIR AND OVERHAUL subgroup and an INSTRUMENT REPAIR AND OVERHAUL subgroup. This group services primarily airline customers. Aftermarket Services will continue to pursue being the vendor of choice for instrument and component overhaul and repair to Triumph's customers as they continue to consolidate vendors.

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

PROPRIETARY RIGHTS

    Triumph benefits from its proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. In addition, Triumph has proprietary rights to some of its manufacturing processes. For some products, Triumph's unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on Triumph for production of this designed product. Triumph also holds two SFAR 36 certifications that permit it to develop proprietary repair procedures to be used in some repair and overhaul processes.

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

OPERATING DIVISIONS AND SUBSIDIARIES

    Triumph operates through several operating divisions and subsidiaries which are divided into two segments: the Aviation Segment and the Metals Segment. The following chart describes the operations, customer base and certain other information with respect to Triumph's operating divisions and subsidiaries at March 31, 2000:

OPERATING
DIVISION/SUBSIDIARY                                                                                             NUMBER OF
(YEAR ESTABLISHED)                  LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------           --------------------  ----------------------------  ----------------------------  ---------
AVIATION SEGMENT
A. Biederman(1).............  Glendale, CA          Sells and services aircraft   Commercial airlines, U.S.         76
  (1933)                                            and industrial instruments.   military and cargo carriers.

ACR Industries, Inc.(1).....  Macomb, MI            Manufacturer of complex       Military and commercial          164
  (1977)                                            geared assemblies, gears and  OEMs, U.S. government and
                                                    other components servicing    prime contractors.
                                                    the aerospace industry.

Advanced Materials                                  Repairs and manufactures      Aviation OEMs and aircraft       333
  Technologies, Inc.(3).....  Chandler, AZ          components for APUs and gas   operators.
  (1987)                      Tempe, AZ             turbine engines.

Aerospace Technologies,                             Manufactures metallic/        Commercial airlines, U.S.         75
  Inc.(1)...................  Fort Worth, TX        composite bonded honeycomb    military and component
  (1969)                                            assemblies and repairs        supplier industry.
                                                    fuselage, wing, flight
                                                    control surface parts and
                                                    other flight critical
                                                    components.

Construction Brevetees                              Manufacturer of mechanical    Aerospace, ground                 60
  d'Alfortville.............  Alfortville, France   ball bearing control          transportation and marine
  (1951)                      Barcelona, Spain      assemblies for the            industries.
                                                    aerospace, ground
                                                    transportation and marine
                                                    industries.

OPERATING
DIVISION/SUBSIDIARY                                                                                             NUMBER OF
(YEAR ESTABLISHED)                  LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------           --------------------  ----------------------------  ----------------------------  ---------
DG Industries, Inc..........  Phoenix, AZ           Specializes in precision      Military and commercial           25
  (1978)                                            machining of aerospace        industry.
                                                    components.

DV Industries, Inc..........  Lynwood, CA           Provides metal finishing,     Aerospace, military and          116
  (1978)                                            processing and other          commercial industries.
                                                    services.

Frisby Aerospace, Inc.(3)...  Clemmons, NC          Designs, manufactures,        Military and commercial          135
  (1940)                      Freeport, NY          assembles and tests           OEMs, U.S. government, prime
                                                    precision aircraft            contractors and major
                                                    components.                   airlines.

Hydro-Mill Co.(1)...........  Chatsworth, CA        Manufactures, repairs and     Aviation OEMs, commercial        163
  (1937)                                            overhauls precision machine   airlines and aircargo
                                                    parts and assemblies.         carriers.

HTD Aerospace, Inc..........  Bloomfield, CT        Manufactures precision        Commercial industry and           40
  (1935)                                            components and assemblies.    military.

JDC Company(3)..............  Ft. Lauderdale, FL    Specializes in the repair,    Aircraft manufacturers            67
  (1985)                      Austin, TX            overhaul and exchange of      ranging from general
                                                    electromechanical and         aviation to wide- body air
                                                    pneumatic aircraft            transport.
                                                    instruments.

K-T Corporation.............  Shelbyville, IN       Performs stretch forming,     Aviation OEMs, U.S. military     145
  (1963)                                            bending, die forming,         and aerospace, mass
                                                    machining, welding, assembly  transportation, energy and
                                                    and other fabrication on      heavy trucking industries.
                                                    aircraft wings, fuselages
                                                    and skins.

L.A. Gauge..................  Sun Valley, CA        Machines, bonds and           Defense, aerospace, medical,      32
  (1954)                                            fabricates ultra-precision    automotive and computer
                                                    parts.                        industries.

Lamar Electro-Air(1)(2).....  Wellington, KS        Repairs and overhauls         U.S. government, commercial       76
  (1965)                                            aircraft and engine           airlines and general
                                                    accessories, manufactures     aviation aircraft operators.
                                                    pneumatic and electrically
                                                    actuated valves for
                                                    aircraft.

Lee Aerospace, Inc.(1)......  Witchita, KS          Manufactures unheated         General aviation and              64
  (1989)                                            windshields, flight deck and  corporate jet market.
                                                    cabin windows for the
                                                    general aviation and
                                                    corporate jet market

Northwest Industries........  Albany, OR            Machines and fabricates       Aerospace, nuclear, medical,      33
  (1960)                                            refractory, reactive, heat    electronic and chemical
                                                    and corrosion-resistant       industries.
                                                    precision products.

Nu-Tech Industries, Inc.....  Grandview, MO         Produces complex structural   Commercial and military          107
  (1972)                                            components.                   aircraft market.

Ralee Engineering Corp......  City of Industry, CA  Manufactures long structural  Airline industry.                121
  (1962)                                            components such as
                                                    stringers, cords and
                                                    flooring.

Special Processes of                                Produces and applies plasma   Aviation OEMs and aircraft        25
  Arizona, Inc.(1)..........  Phoenix, AZ           coating.                      operators.
  (1987)

Stolper-Fabralloy                                   Fabricates precision sheet    Commercial, military and         272
  Company(3)................  Phoenix, AZ           metal components from high    aerospace OEMs.
  (1908)                      Brookfield, WI        temperature alloys and
                                                    provides repair and overhaul
                                                    services.

OPERATING
DIVISION/SUBSIDIARY                                                                                             NUMBER OF
(YEAR ESTABLISHED)                  LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------           --------------------  ----------------------------  ----------------------------  ---------
Triumph Air Repair(1)(2)....  Phoenix, AZ           Repairs and overhauls APUs    Worldwide commercial             133
  (1979)                                            and supplemental equipment.   airlines.

Triumph Components--San                             Developer and manufacturer    Commercial, military and          93
  Diego, Inc.(1)............  El Cajon, CA          of high-temperature metal     aerospace OEMs.
  (1948)                                            alloy parts

Triumph Air Repair (Europe)                         Repairs and overhauls APUs    Commercial transport              33
  Limited...................  Hampshire, England    and constant speed drives     carriers and the commuter
  (1989)(1)                                         and integrated drive          aviation industry.
                                                    generators.

Triumph Controls, Inc.(1)...  North Wales, PA       Designs and manufactures      Aviation OEMs, shipyards,        268
  (1943)                                            mechanical and                repair and overhaul
                                                    electromechanical control     facilities, airlines and
                                                    systems.                      U.S. and NATO military
                                                                                  forces.

Triumph Precision, Inc......  Phoenix, AZ           Manufactures and machines     Aerospace industry.               69
  (1964)                                            precision tubing and
                                                    provides heat treating and
                                                    brazing services.

METALS SEGMENT

Great Western Steel.........  Chicago, IL           Produces steel products,      Manufacturers, primarily in       43
  (1918)                                            specializing in flat rolled   the home and office products
                                                    products.                     industries.

Kilroy Structural Steel       Cleveland, OH         Erects structural steel       General contractors,              28
  Co........................                        frameworks.                   engineers and architects of
  (1918)                                                                          commercial buildings and
                                                                                  bridges.

Triumph Industries..........  Bridgeview, IL        Produces and distributes      Computer and electronic           44
  (1960)                                            specialty electrogalvanized   industries.
                                                    products.

------------------------------

(1) Designates FAA-certified repair station.

(2) Designates SFAR 36 certification.

(3) Designates that two locations are FAA-certified repair stations.

METALS PROCESSING AND DISTRIBUTION

    Triumph's Metals Segment consists of two operating divisions and one subsidiary with substantial experience in the metals industry. These businesses include a leading producer of electrogalvanized steel products and a steel service center specializing in flat rolled steel products. These entities supply products to several hundred manufacturers and other customers in the computer and electronics industries on a regional and national basis. In addition, Triumph operates a business engaged in the erection of structural frameworks for buildings and bridges in the Midwestern United States.

    Triumph's Metals Segment processes, converts and distributes steel and steel products including electrogalvanized steel products which are stamped, formed, welded and painted, and coated steel for the electronic and computer industries. Triumph's steel service center specializes in flat rolled products and their processing, including hot or cold rolled sheet and coil and galvanized sheet and coil used primarily by the home and office products and appliance industry.

    Triumph also erects structural framework, including steel members and allied materials, for buildings and bridges, with a specialty in commercial and industrial buildings. These structural erection services are provided on a project-by-project basis primarily in the Midwestern United States. These projects are generally awarded on a fixed fee, competitive bid basis.

SALES AND MARKETING

    Each of Triumph's operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, where appropriate, collaborates with other Triumph operating divisions and subsidiaries for cross-marketing efforts. Each sales force and the respective officers of the operating divisions and subsidiaries are responsible for obtaining new customers and maintaining relationships with existing customers. Sales efforts are conducted primarily by independent regional manufacturers' representatives and in-house personnel. Generally, manufacturers' representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which Triumph operates.

    Triumph continually looks for opportunities to leverage its growing capabilities. The Presidents of Triumph's operating divisions and subsidiaries in the Aviation Segment, together with Triumph's new Program Management Office created to assist in the coordination of the Segment's marketing and sales efforts, meet periodically to discuss ways to improve sales and cross-marketing opportunities. The management of each operating division and subsidiary of Triumph also maintains close business relationships with many customers, thereby furthering the sales and marketing efforts of their businesses.

    A significant portion of Triumph's government and defense contracts are awarded on a competitive bidding basis. Triumph generally does not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. Triumph generally sells to its other customers on a fixed fee, negotiated contract or purchase order basis.

BACKLOG

    As of March 31, 2000, Triumph's Aviation and Metals Segments had outstanding purchase orders representing an aggregate invoice price of approximately
$235.9 million and $15.6 million, respectively. As of March 31, 1999, Triumph's Aviation and Metals Segments had outstanding purchase orders representing an aggregate invoice price of approximately $189.9 million and $20.4 million, respectively. Triumph believes that purchase orders in an aggregate approximate amount of $48.6 million will not be shipped by the Aviation Segment by March 31, 2001.

COMPETITION

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

GOVERNMENT REGULATION AND INDUSTRY OVERSIGHT

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

ENVIRONMENTAL MATTERS

    Triumph's operations are subject to federal, state and local environmental laws and regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require Triumph to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on Triumph. Although management believes that Triumph's operations and its facilities are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of Triumph's operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future. Triumph has resolved claims raised in 1999 by the EPA alleging violations of the federal Clean Air Act at one of Triumph's facilities by agreeing, among other things, to install a new parts degreasing system at a cost of between $300,000 and $400,000 and paying approximately $22,000 in a settlement of civil penalty claims.

    Certain of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions pursuant to the acquisition by Triumph of these facilities from IKON Office Solutions. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON Office Solutions' indemnification covers Triumph for losses Triumph might suffer in connection with liabilities and obligations (and other liabilities and obligations arising out of or in connection with the acquisition) arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by Triumph. More specifically, this IKON Office Solutions' indemnification covers both (i) the costs, claims and potential losses associated with environmental matters identified in the purchase agreement for the acquisition as the result of environmental assessments or other disclosures made in connection with the acquisition, including the costs, claims and potential losses associated with all the environmental remediation activities and identified liabilities, and (ii) the losses connected to environmental liabilities which were not identified in the purchase agreement and which arise from conditions or activities existing at the facilities or operations acquired from IKON Office Solutions prior to their acquisition from IKON Office Solutions, provided that they are identified by Triumph to IKON Office Solutions before July 22, 2000. Some other facilities acquired and operated by Triumph or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior operators and/or present owners of the facilities for liabilities which Triumph incurs as a result of these investigations and the environmental contamination found which pre-dates Triumph's acquisition of these facilities. See "Risk Factors--Any Exposure to Environmental Liabilities May Adversely Affect Triumph."

EMPLOYEES

    As of March 31, 2000, Triumph employed approximately 2,736 persons, of whom 169 were management employees, 97 were sales and marketing personnel, 241 were technical personnel, 251 were administrative personnel and 1,978 were production workers. As of March 31, 2000, approximately 418 employees were subject to collective bargaining agreements. Two of the collective bargaining agreements will expire in the next 12 months. Triumph has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

RISK FACTORS

    Statements in this Annual Report on Form 10-K, including those concerning Triumph's expectations regarding the effect of industry trends on Triumph, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses, and cash requirements, include forward-looking statements. Actual results may vary materially from these expectations. Factors which could cause actual results to differ from expectations include competition, dependence on key customers, dependence on the aviation industry, requirements of capital, product liabilities in excess of insurance, integration of acquired businesses, government regulation, technological developments and obsolete inventory. For a description of these and additional risks, see the discussion below. Triumph's results of operations may be adversely affected by one or more of these factors.

    COMPETITIVE PRESSURES MAY ADVERSELY AFFECT TRIUMPH. There are numerous competitors of Triumph in both the aviation services and metals processing and distribution industries. Competition in the aviation industry comes from three primary sources: major commercial airlines, many of which operate their own maintenance and overhaul units, OEMs, which manufacture, repair and overhaul their own components, and other independent service companies. Triumph's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of Triumph's competitors in both aviation and metals have substantially greater financial and other resources than Triumph. Competitive pressures in either industry may materially adversely affect Triumph's business, financial condition or results of operations. See "Business--Competition."

    FACTORS THAT ADVERSELY AFFECT THE AVIATION INDUSTRY MAY HAVE AN ADVERSE IMPACT ON TRIUMPH. A substantial percentage of Triumph's gross profit and operating income is derived from its Aviation Segment. Triumph's aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft and performing repair and overhaul services on existing aircraft and aircraft components; therefore, Triumph's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aviation industry, they tend to reduce the overall customer demand for Triumph's products and services, thereby decreasing Triumph's operating income. Economic and other factors that might affect the aviation industry may have an adverse impact on Triumph's results of operations.

    LOSS OF KEY CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON TRIUMPH. One customer of Triumph, Boeing, accounted for more than 10% of Triumph's consolidated revenues during the 12 months ended March 31, 2000, and the loss of this customer could have a material adverse effect on Triumph. In addition, some of Triumph's operating divisions and subsidiaries have significant customers, the loss of whom could have an adverse effect on those businesses.

    TRIUMPH MAY NEED FINANCING FOR ACQUISITIONS AND CAPITAL EXPENDITURES AND FINANCING MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO TRIUMPH. A key element of Triumph's strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies engaged in the aviation industry. In order to grow internally, Triumph will be required to make significant capital expenditures. Triumph's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by particular restrictions contained in Triumph's revolving credit facility and its other financing arrangements. Growth by acquisition involves risks that could adversely affect Triumph's operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Triumph may not be able to obtain the capital necessary to pursue its internal growth and acquisition strategy, consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses into Triumph. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    CANCELLATIONS, REDUCTIONS OR DELAYS IN CUSTOMER ORDERS MAY ADVERSELY AFFECT TRIUMPH. Triumph's overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of Triumph's operating expenses are relatively fixed. Because several operating divisions and subsidiaries of Triumph typically do not obtain long-term purchase orders or commitments from their customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon their discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on Triumph's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    ANY PRODUCT LIABILITY IN EXCESS OF INSURANCE MAY ADVERSELY AFFECT
TRIUMPH. Triumph's overall operations expose it to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by Triumph, the failure of an aircraft component designed or manufactured by Triumph or the irregularity of metal products processed or distributed by Triumph. While

Triumph believes that its liability insurance is adequate to protect it from these liabilities, Triumph's insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at an acceptable cost. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on the financial condition of Triumph. See "Legal Proceedings."

    TRIUMPH MAY EXPEND SIGNIFICANT CAPITAL TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN THE INDUSTRY. The aviation industry is constantly undergoing development and change and, accordingly, it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, Triumph may need to expend significant capital to purchase new equipment and machines or to train its employees in the new methods of production and service. Triumph may not be successful in developing new products and these capital expenditures may have a material adverse effect on Triumph.

    UNAVAILABILITY OF SKILLED PERSONNEL MAY HAVE AN ADVERSE EFFECT ON TRIUMPH'S OPERATIONS. From time to time, some of Triumph's operating divisions and subsidiaries have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. The ability of Triumph to operate successfully could be jeopardized if Triumph is unable to attract and retain a sufficient number of skilled personnel.

    TRIUMPH COULD EXPERIENCE HIGHER LABOR COSTS DUE TO UNIONIZED
EMPLOYEES. Several of Triumph's subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, Triumph currently employs approximately 418 full-time employees, and from time to time employs up to an additional 42 temporary employees for its steel erection business, all of whom are members of labor unions. Currently, approximately 15.6% of Triumph's permanent employees are represented by labor unions and approximately 25.3% of the Aviation Segment's revenues and 100% of the Metals Segment's revenues are derived from the operating divisions and subsidiaries a portion of whose employees are unionized. Triumph's inability to negotiate acceptable contracts with these unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, Triumph could experience a significant disruption of its operations and higher ongoing labor costs, which could have an adverse effect on Triumph's business and results of operations.

    ANY EXPOSURE TO ENVIRONMENTAL LIABILITIES MAY ADVERSELY AFFECT
TRIUMPH. Triumph's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. Although management believes that Triumph's operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of Triumph's operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future. Some of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions. One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON Office Solutions' indemnification covers both (i) the costs and claims associated with all of these environmental remediation activities and liabilities and (ii) the cost of unidentified liabilities that arise from conditions or activities existing at facilities prior to their acquisition from IKON Office Solutions and that are identified before July 22, 2000. Some other facilities acquired and operated by Triumph or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, have been under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior operators and/or present owners of the facilities for liabilities which Triumph incurs as a result of these investigations and the environmental contamination found which pre-dates Triumph's acquisition of these facilities. Triumph also maintains a pollution liability policy that provides coverage for clean-up of on-site pollution conditions, defense and indemnity for third party suits, including Superfund liability arising out of the handling, use and disposal of hazardous materials. This program applies to all of Triumph's manufacturing and assembly operations worldwide. However, if Triumph were required to pay the expenses related to these environmental liabilities, these expenses could have a material adverse effect on Triumph. See "Business--Environmental Matters."

    COMPLIANCE WITH NEW OR MORE STRINGENT GOVERNMENT REGULATION MAY BE COSTLY TO TRIUMPH. The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Triumph must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of Triumph would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and any new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on Triumph. See "Business--Government Regulation and Industry Oversight."

    TRIUMPH MAY NOT RECEIVE INCOME FROM UNSOLD INVENTORY. Triumph offers to maintain and manage inventories of aircraft components and other products for some of its customers. In addition, some of Triumph's customers require Triumph to maintain and manage their inventories. If this inventory is not used by Triumph, because Triumph ceases to supply these customers with the related products or services or because these components or other products become obsolete, Triumph will not realize any income to offset the expenses incurred by Triumph to acquire and maintain this inventory.

    ANY REMAINING YEAR 2000 PROBLEMS MAY DISRUPT OPERATIONS. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. Prior to December 31, 1999, Triumph took steps to address the Year 2000 issue. With the implementation and completion of the year 2000 project as scheduled, Triumph did not have any significant interruptions in its normal operations. Likewise, Triumph's key customers and suppliers have been able to continue to meet their obligations to Triumph. Although unlikely, the possibility still exists that interruptions to Triumph and/or key customer and supplier operations or business activities could occur as a result of lingering year 2000 issues. Such interruptions, if they were to occur, could have a material adverse impact on Triumph's results of operations or financial condition.

ITEM 2. PROPERTIES

PROPERTIES

    Triumph's executive offices are located in Wayne, Pennsylvania, where Triumph leases 7,695 square feet of space. In addition, Triumph owns or leases the following facilities in which its operating divisions and subsidiaries are located:

                                                                             SQUARE    OWNED/
LOCATION                                          DESCRIPTION               FOOTAGE    LEASED
--------                              ------------------------------------  --------   ------
AVIATION SEGMENT

Chandler, AZ........................  Thermal processing facility/office      7,000    Leased

Phoenix, AZ.........................  Plasma spray facility/office           13,500    Leased

Phoenix, AZ.........................  Repair and overhaul shop/office        50,000    Leased

Phoenix, AZ.........................  Manufacturing facility/office          35,000    Leased

Phoenix, AZ.........................  Machine shop/office                    13,700    Owned

Phoenix, AZ.........................  Manufacturing facility/office          54,812    Leased

                                                                             SQUARE    OWNED/
LOCATION                                          DESCRIPTION               FOOTAGE    LEASED
--------                              ------------------------------------  --------   ------
Phoenix, AZ.........................  Manufacturing facility/office          15,374    Leased

Phoenix, AZ.........................  Office                                  9,598    Leased

Tempe, AZ...........................  Manufacturing facility/office          13,500    Owned

Tempe, AZ...........................  Machine shop                            9,300    Owned

Tempe, AZ...........................  Machine shop                           32,100    Owned

Chatsworth, CA......................  Manufacturing facility/office         101,900    Owned

Chatsworth, CA......................  Manufacturing facility                 21,600    Leased

City of Industry, CA................  Manufacturing facility/office          75,000    Leased

El Cajon, CA........................  Manufacturing facility/office         113,790    Leased

Glendale, CA........................  Instrument shop/warehouse/office       25,000    Leased

Lynwood, CA.........................  Processing and finishing               59,662
                                      facility/office                                  Leased

Sun Valley, CA......................  Machine shop/office                    30,000    Owned

Walnut, CA..........................  Manufacturing facility/office         126,000    Leased

Bloomfield, CT......................  Manufacturing facility/office          25,000    Leased

Hampshire, England..................  Repair and overhaul/office             11,915    Leased

Alfortville, France.................  Manufacturing facility/office           7,500    Leased

Barcelona, Spain....................  Manufacturing facility/office             800    Leased

Ft. Lauderdale, FL..................  Instrument shop/warehouse/office        7,200    Leased

Shelbyville, IN.....................  Manufacturing facility/office         192,300    Owned

Shelbyville, IN.....................  Manufacturing facility/office          50,000    Owned

Wellington, KS......................  Repair and overhaul/office             65,000    Leased

Wichita, KS.........................  Manufacturing facility/office          46,100    Leased

Macomb, MI..........................  Manufacturing facility/office          86,000    Leased

Grandview, MO.......................  Manufacturing facility/office          80,000    Owned

Freeport, NY........................  Manufacturing                          29,000
                                      facility/office/warehouse                        Owned

Clemmons, NC........................  Manufacturing facility/repair/office   20,000    Owned

Albany, OR..........................  Machine shop/office                    25,000    Owned

North Wales, PA.....................  Manufacturing facility/office         111,400    Leased

Austin, TX..........................  Instrument shop/warehouse/office        4,500    Leased

Fort Worth, TX......................  Manufacturing facility/office         114,100    Owned

Brookfield, WI......................  Manufacturing facility/office          62,000    Leased

METALS SEGMENT

Bridgeview, IL......................  Steel processing facility/office      140,000    Leased

Chicago, IL.........................  Steel distributing facility/office    135,700    Owned

Cleveland, OH.......................  Steel fabrication facility/office      30,950    Leased

Plain City, OH......................  Office                                  2,000    Leased

    Triumph believes that its properties are adequate to support its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Triumph Group Operations, Inc., a wholly owned subsidiary of Triumph, has been named as a defendant in a personal injury lawsuit currently pending in the United States District Court for the Eastern District of Virginia, Richmond Division, entitled JOYCE W. CHANDLER V. WESTWARD INDUSTRIES, LTD., WHITE BEAR SALES, INC., GENUINE PARTS COMPANY T/A NAPA AUTO PARTS, THE IFH GROUP, INC., DELUXE TANK MFG. CO., STANT MANUFACTURING INC., AND THE TRIUMPH GROUP OPERATIONS D/B/A DELUXE SPECIALTIES MANUFACTURING, CO. The plaintiff is seeking $100,000,000 in damages from the named defendants. Deluxe Specialties Manufacturing Co. has been subsequently sold by Triumph but Triumph, as seller, has retained all liabilities related to this lawsuit. Triumph maintains product liability insurance which it believes will cover its liability, if any, in connection with this lawsuit.

    Triumph is not presently involved in any other material legal proceedings outside of the ordinary course of business. Triumph may in the future be named as a defendant in lawsuits involving product defects, breach of warranty or other actions relating to products that it manufactures or products that it distributes that are manufactured by others. Triumph believes that its potential exposure is adequately covered by its aviation product and general liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for the Common Stock for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2000
  1st Quarter...............................................  31 1/4     22 1/2
  2nd Quarter...............................................  28 7/8     23 1/8
  3rd Quarter...............................................  26 9/16    23 3/16
  4th Quarter...............................................  33 1/2     22 3/4

FISCAL 1999
  1st Quarter...............................................  50 7/8     39 3/4
  2nd Quarter...............................................  47 11/16   27 1/16
  3rd Quarter...............................................  34 7/8     24
  4th Quarter...............................................  35 1/8     23 1/2

    As of May 31, 2000, the reported closing price for the Common Stock was $28.00. As of May 31, 2000, there were approximately 41 holders of record of the Common Stock and Triumph believes that its Common Stock was beneficially owned by 2,186 persons.

    Triumph has never declared or paid cash dividends on any class of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Triumph currently intends to retain its earnings, if any, and reinvest them in the development of its business. Triumph's credit facility and Triumph's 10.5% subordinated promissory note and payment in kind notes issued pursuant thereto in the aggregate principal amount of approximately $8.388 million payable to Teleflex Incorporated prohibit Triumph from paying dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                             IN THOUSANDS, EXCEPT PER SHARE DATA
                                                     ----------------------------------------------------
                                                                    YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                     1996(1)    1997(2)    1998(3)    1999(4)    2000(5)
                                                     --------   --------   --------   --------   --------
HISTORICAL OPERATING DATA:
Aviation Segment
  Net sales........................................  $100,166   $167,731   $242,317   $328,577   $368,614
  Cost of products sold............................    70,643    110,932    164,978    220,002    244,290
                                                     --------   --------   --------   --------   --------

  Gross profit.....................................    29,523     56,799     77,339    108,575    124,324
  Selling, general and administrative..............    12,915     24,228     29,611     36,652     43,185
  Depreciation and amortization....................     2,513      5,066      7,991     13,301     18,630
                                                     --------   --------   --------   --------   --------
  Operating income, before corporate expense(6)....    14,095     27,505     39,737     58,622     62,509

Metals Segment
  Net sales........................................    86,608     82,747     87,141     71,531     73,085
  Cost of products sold............................    69,097     65,118     68,333     55,018     56,692
                                                     --------   --------   --------   --------   --------
  Gross profit.....................................    17,511     17,629     18,808     16,513     16,393
  Selling, general and administrative..............    11,874     12,177     12,225     11,037     11,168
  Depreciation and amortization....................       999        979      1,100      1,036      1,054
                                                     --------   --------   --------   --------   --------
  Operating income, before corporate expense(6)....     4,638      4,473      5,483      4,440      4,171
                                                     --------   --------   --------   --------   --------
  Combined operating income, before corporate
    expense and special charge.....................    18,733     31,978     45,220     63,062     66,680
  Corporate expense(7).............................     2,522      4,371      3,944      4,490      4,273
  Special charge...................................        --         --         --         --        734
  Interest expense and other.......................     7,318      6,591      3,963      5,144      9,521
  Gain on sale of assets...........................        --         --     (2,250)        --         --
                                                     --------   --------   --------   --------   --------
  Income from continuing operations, before income
    taxes and extra-ordinary items.................     8,893     21,016     39,563     53,428     52,152
  Income tax expense...............................     3,699      8,461     15,561     20,281     17,550
                                                     --------   --------   --------   --------   --------
  Income from continuing operations, before
    extraordinary items............................     5,194     12,555     24,002     33,147     34,602
  Extraordinary (loss) gain, net of income taxes...        --     (1,478)       610         --         --
  Income from discontinued operations..............     4,496         --         --         --         --
                                                     --------   --------   --------   --------   --------
  Net income.......................................  $  9,690   $ 11,077   $ 24,612   $ 33,147   $ 34,602
                                                     ========   ========   ========   ========   ========
Preferred stock dividends and accretion............      (740)      (460)        --         --         --
Redemption of preferred stock......................        --     (1,746)        --         --         --
                                                     --------   --------   --------   --------   --------
Income available to common stockholders............  $  8,950   $  8,871   $ 24,612   $ 33,147   $ 34,602
                                                     ========   ========   ========   ========   ========
EARNINGS PER SHARE:
  Income from continuing operations, before
    extraordinary items:
    Basic..........................................  $   0.76   $   1.39   $   2.29   $   2.79   $   2.96
    Diluted........................................      0.68       1.27       2.14   $   2.62   $   2.79
Shares used in computing earnings per share:
    Basic..........................................     5,850      7,447     10,485     11,896     11,689
    Diluted........................................     6,514      8,146     11,231     12,646     12,397

                                                    IN THOUSANDS, EXCEPT PER SHARE DATA
                                            ----------------------------------------------------
                                                           YEARS ENDED MARCH 31,
                                            ----------------------------------------------------
                                            1996(1)    1997(2)    1998(3)    1999(4)    2000(5)
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:

Working capital...........................  $ 60,379   $ 56,288   $ 92,171   $ 93,457   $124,287

Total assets..............................   161,406    171,315    301,445    428,857    506,931

Long-term debt, including current
  portion.................................    98,769     24,392     34,498     93,008    138,808

Redeemable preferred stock................     2,652         --         --         --         --

Total stockholders' equity................    15,065     91,413    182,879    214,777    244,370

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

(5) Results include the acquisitions of Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc. from the date of each respective acquistion. See Note 3 to the Consolidated Financial Statements.

(6) Operating income, before corporate expense, is presented by group to assist the reader in evaluating each of the group's results of operations before financing and corporate expenses.

(7) Corporate expenses primarily consist of compensation, rent and general costs related to the operation of the Company's corporate office and other general expenses of the Company including professional fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

    AVIATION SEGMENT

    NET SALES. Net sales for the Aviation segment increased by $40.0 million, or 12.2%, to $368.6 million for fiscal 2000 from $328.6 million for fiscal 1999. This increase was primarily due to the inclusion of an aggregate of $81.8 million and $27.2 million in net sales for Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc., (collectively, the "1999 Acquisitions") and Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc., (collectively, the "2000 Acquisitions") in fiscal 2000 and fiscal 1999, respectively.

    Net sales for the other operating divisions and subsidiaries in the Aviation segment experienced a 4.8% decrease, totaling $14.6 million, from the prior year. The decline in sales was due to slowdowns in the production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as the effects from Boeing working off excess inventory for these programs, slightly offset by an increase in the production rate of the 737 New Generation and increases in sales related to the C-17 and E-2C military aircraft programs.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation segment increased by $24.3 million, or 11.0%, to $244.3 million for fiscal 2000 from $220.0 million for fiscal 1999. This increase was primarily due to the inclusion of $49.8 million and $15.8 million in fiscal 2000 and fiscal 1999, respectively, of costs of products sold associated with net sales generated by the 1999 Acquisitions and the 2000 Acquisitions and a $1.0 million charge for inventory due to discontinuance of certain product lines. Costs of products sold for the other operating divisions and subsidiaries in the Aviation segment decreased $10.7 million, or 5.3%, mainly due to the decline in shipments for Boeing commercial airplane programs discussed above.

    GROSS PROFIT. Gross profit for the Aviation segment increased by $15.7 million, or 14.5%, to $124.3 million for fiscal 2000 from $108.6 million for fiscal 1999. This increase was primarily due to the inclusion of $32.0 million and $11.4 million in fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the 1999 Acquisitions and the 2000 Acquisitions. The remaining net decrease of $4.8 million was due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 33.7% and 33.0% for fiscal 2000 and fiscal 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation segment increased by $6.5 million, or 17.8%, to $43.2 million for fiscal 2000 from $36.7 million for fiscal 1999, primarily due to the 1999 Acquisitions and the 2000 Acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation segment increased by $5.3 million, or 40.1%, to $18.6 million for fiscal 2000 from $13.3 million for fiscal 1999, primarily due to the assets acquired in connection with the 1999 Acquisitions and the 2000 Acquisitions.

    OPERATING INCOME. Operating income for the Aviation segment excluding its portion of the special charge recorded in the third quarter, increased by $3.9 million, or 6.6%, to $62.5 million for fiscal 2000 from $58.6 million for fiscal 1999. This increase was due to the addition of net sales and profits generated by the 1999 Acquisitions and the 2000 Acquisitions, offset by a decrease in operating profit generated by the other divisions and subsidiaries in the Aviation segment mainly due to the decline in production rates in the Boeing commercial airplane programs discussed above and the effects of Boeing working off excess inventory. As a percentage of net sales, operating income for the Aviation segment was 17.0% and 17.8% for fiscal 2000 and fiscal 1999, respectively.

METALS SEGMENT

    NET SALES. Net sales for the Metals segment increased by $1.6 million, or 2.2%, to $73.1 million for fiscal 2000 from $71.5 million for fiscal 1999. This increase was mainly due to an increase in activity at the Company's structural steel erection operation.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals segment increased by $1.7 million, or 3.0%, to $56.7 million for fiscal 2000 from $55.0 million for fiscal 1999. This increase was mainly due to the increase in activity at the Company's structural steel erection operation and the effect of a one-time reduction in the prior year due to lower raw material prices.

    GROSS PROFIT. Gross profit for the Metals segment decreased by $0.1 million, or 0.7%, to $16.4 million for fiscal 2000 from $16.5 million for fiscal 1999, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 22.4% and 23.1% for fiscal 2000 and fiscal 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals segment increased by $0.1 million, or 1.2%, to $11.2 million for fiscal 2000 from $11.0 million for fiscal 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals segment increased by $0.1 million, or 1.7%, to $1.1 million for fiscal 2000 from $1.0 million for fiscal 1999.

    OPERATING INCOME. Operating income for the Metals segment, excluding its portion of the special charge recorded in the third quarter, decreased by $0.3 million, or 6.1%, to $4.2 million, for fiscal 2000 from $4.4 million for fiscal 1999, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals segment was 5.7% and 6.2% for fiscal 2000 and fiscal 1999, respectively.

OVERALL RESULTS

    CORPORATE EXPENSES. Corporate expenses decreased by $0.2 million, or 4.8%, to $4.3 million for fiscal 2000 from $4.5 million for fiscal 1999.

    SPECIAL CHARGE. During fiscal 2000, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees. Through March 31, 2000, $0.5 million has been paid.

    INTEREST EXPENSE AND OTHER. Interest expense and other increased by $4.4 million, or 85.1%, to $9.5 million for fiscal 2000 from $5.1 million for fiscal 1999. This increase was primarily due to increased debt levels associated with the 1999 Acquisitions and the 2000 Acquisitions, the cash portions of which were financed by borrowings under the Company's credit agreement, as well as a slightly higher rate on and amortization of fees relating to the Company's amended and restated Credit Facility.

    INCOME TAX EXPENSE. The effective tax rate was 33.7% for fiscal 2000 and 38.0% for fiscal 1999.

    NET INCOME. Net income increased by $1.5 million, or 4.4%, to $34.6 million for fiscal 2000 from $33.1 million for fiscal 1999. The increase in fiscal 2000 net income was primarily attributable to the 1999 Acquisitions and the 2000 Acquisitions and the change in the effective tax rate, partially offset by the special charge and the reduced earnings of the remaining Aviation segment operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

    AVIATION SEGMENT

    NET SALES. Net sales for the Aviation segment increased by $86.3 million, or 35.6%, to $328.6 million for fiscal 1999 from $242.3 million for fiscal 1998. This increase was primarily due to the inclusion of an aggregate of $128.8 million and $44.4 million in net sales for JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc., (collectively, the "1998 Acquisitions,") and the 1999 Acquisitions in fiscal year 1999 and fiscal 1998, respectively. The increase is partially offset by a reduction in sales due to the sale of the Company's Air Lab division ("Air Lab") in the second quarter of fiscal 1998. Air Lab had sales of $2.1 million for the year ended March 31, 1998.

    Increased demand for overhaul and repair services from the commercial airlines and cargo carriers, as well as increased orders of aircraft components from OEMs, accounted for the increase in net sales in the Aviation segment.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation segment increased by $55.0 million, or 33.4%, to $220.0 million for fiscal 1999 from $165.0 million for fiscal 1998. This increase was primarily due to the inclusion of $85.6 million and $31.2 million in fiscal 1999 and fiscal 1998, respectively, of costs of products sold associated with net sales generated by the 1998 Acquisitions and the 1999 Acquisitions. The remaining increase is associated with the increase in net sales of the remaining operating divisions and subsidiaries in the Aviation segment, offset by a reduction of $1.5 million due to the sale of Air Lab.

    GROSS PROFIT. Gross profit for the Aviation segment increased by $31.2 million, or 40.4%, to $108.6 million for fiscal 1999 from $77.3 million for fiscal 1998. This increase was primarily due to the inclusion of $43.3 million and $13.2 million in fiscal 1999 and 1998, respectively, of gross profit on the net sales generated by the 1998 Acquisitions and the 1999 Acquisitions. The remaining increase was generated on the increased sales volume of the other operating divisions and subsidiaries in the Aviation segment. As a percentage of net sales, gross profit for the Aviation segment was 33.0% and 31.9% for fiscal 1999 and fiscal 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation segment increased by $7.0 million, or 23.8%, to $36.7 million for fiscal 1999 from $29.6 million for fiscal 1998, primarily due to the 1998 Acquisitions and the 1999 Acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation segment increased by $5.3 million, or 66.4%, to $13.3 million for fiscal 1999 from $8.0 million for fiscal 1998, primarily due to the assets acquired in connection with the 1998 Acquisitions and the 1999 Acquisitions.

    OPERATING INCOME. Operating income for the Aviation segment increased by $18.9 million, or 47.5%, to $58.6 million for fiscal 1999 from $39.7 million, excluding the $1.3 million gain on the sale of Air Lab, for fiscal 1998. This increase was assisted by the growth in aircraft production and the increased outsourcing of repair and overhaul services by commercial aircraft operators. This increase was also due to the addition of net sales and profits generated by the 1998 Acquisitions and the 1999 Acquisitions, as well as the incremental operating income resulting from increased sales volume. As a percentage of net sales, operating income for the Aviation segment was 17.8% and 16.4% for fiscal 1999 and fiscal 1998, respectively.

METALS SEGMENT

    NET SALES. Net sales for the Metals segment decreased by $15.6 million, or 17.9%, to $71.5 million for fiscal 1999 from $87.1 million for fiscal 1998. This decrease was primarily due to the sale of the assets of the Company's Deluxe Specialties Mfg. division ("Deluxe") at the end of fiscal 1998. Deluxe had sales of $10.8 million for fiscal 1998.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals segment decreased by $13.3 million, or 19.5%, to $55.0 million for fiscal 1999 from $68.3 million for fiscal 1998. This decrease was primarily due to lower raw material prices and the sale of Deluxe. Deluxe had $8.2 million of cost of products sold in fiscal 1998.

    GROSS PROFIT. Gross profit for the Metals segment decreased by $2.3 million, or 12.2%, to $16.5 million for fiscal 1999 from $18.8 million for fiscal 1998, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 23.1% and 21.6% for fiscal 1999 and fiscal 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals segment decreased by $1.2 million, or 9.7%, to $11.0 million for fiscal 1999 from $12.2 million for fiscal 1998, mainly due to the sale of Deluxe.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals segment decreased by $0.1 million, or 5.8%, to $1.0 million for fiscal 1999 from $1.1 million for fiscal 1998.

    OPERATING INCOME. Operating income for the Metals segment decreased by $1.0 million, or 19.0%, to $4.4 million, for fiscal 1999 from $5.5 million for fiscal 1998, excluding the $1.0 million gain on the sale of Deluxe, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals segment was 6.2% and 6.3% for fiscal 1999 and fiscal 1998, respectively.

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

    NET INCOME. Net income increased by $8.5 million, or 34.7%, to $33.1 million for fiscal 1999 from $24.6 million for fiscal 1998. Excluding an extraordinary gain of $0.6 million (net of tax of $0.4 million) recognized in the second quarter of 1998 that relates to a discount realized on the prepayment of a subordinated note payable to IKON Office Solutions, Inc. (formerly Alco Standard Corporation) and the gains on the sales of the Air Lab assets (after-tax gain of $0.8 million) and the Deluxe assets (after-tax gain of $0.6 million), both in the prior year, net income increased by $10.5 million or 46.4%. The increase in fiscal 1999 net income was primarily attributable to the 1998 Acquisitions and the 1999 Acquisitions and the increase in income for the Aviation segment as a whole.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $36.7 million of cash flows from operating activities for the year ended March 31, 2000. The Company used approximately $58.6 million in investing activities, and raised $23.3 million in financing activities for the year ended March 31, 2000.

    On June 11, 1999, the Company amended and restated its former revolving credit facility with its lenders to increase the credit facility to $250.0 million from $125.0 million, extend the term and amend certain terms and covenants of the new Credit Facility. The Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility without penalty. The Company may allocate up to $5.0 million of the available Credit Facility for the issuance of letters of credit. As of March 31, 2000, $141.4 million was available under the Credit Facility. On
March 31, 2000, an aggregate amount of approximately $107.2 million was outstanding under the Credit Facility, $105.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 7.0% per annum, and $2.2 million of which was accruing interest at the prime rate of 9.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.

    In July 1997, the Company entered into a $10.0 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit has no established expiration date. No amount was outstanding on the Line of Credit as of March 31, 2000.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5.0 million are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A.. The Bonds bear interest at a variable weekly rate. At March 31, 2000, the interest rate of the Bonds was 4.1%.

    Capital expenditures were approximately $14.7 million for the year ended March 31, 2000, primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $20.0 million for its fiscal year ending March 31, 2001. The expenditures are expected to be used mainly to expand capacity at several facilities.

    In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company, Construction Brevitees d'Alfortville, and Lee
Aerospace, Inc. and acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. The combined cash portion of the purchase prices paid at closing, net of cash acquired, for these companies of approximately $26.9 million was funded by borrowings under the Company's Credit Facility. In connection with the Ralee acquisition, the Company assumed $8.7 million of capital leases for equipment with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005. Also, in connection with the CBA and Lee acquisitions, the Company assumed $6.0 million of seller financing, $4.7 million of which accrues interest at 7% and $1.4 million of which accrues interest at the one-year Eurobor plus 1%, which totaled 5.0% at March 31, 2000, $0.8 million of an Industrial Revenue Bond which accrues interest at 7.15% through January 2005 and at the one-year Treasury plus 2.75% thereafter, and $0.3 million of other debt.

    In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech, DG and DV and substantially all of the assets of Triumph Air Repair (Europe), HTD and Triumph Precision. The combined cash purchase price for these acquisitions was $69.0 million which was funded by borrowings under the Company's Credit Facility.

    In April 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"). In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gearboxes, helicopter transmissions, geared systems for fixed winged aircraft and other related components. The Anadite Assets provide anodizing, chemical film coating, phosphate flouride coating, passivation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined cash paid at closing of approximately $54.6 million was funded by borrowings under the Company's Credit Facility.

    In December 1998, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its Common stock, subject to market conditions. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. The Company's Board of Directors believes that at the price levels prevailing at the time of the authorization, the repurchase of the Company's Common stock presented an excellent investment opportunity. During fiscal 1999 the Company purchased 52,700 shares of its Common stock, for total cash consideration of $1.3 million. During fiscal 2000, the Company purchased 191,500 shares of its Common stock for total cash consideration of $4.6 million. The purchases were funded by borrowings under the Company's Credit Facility.

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

    The Company has not separately tracked its Year 2000 costs as a project, but rather has incurred the costs in conjunction with normal sustaining activities. The discretely identifiable costs incurred through March 31, 2000 of completing the Company's Year 2000 assessment and of modifying its computer software and hardware, as well as its production and facilities equipment, to be Year 2000 compliant were approximately $1.0 million.

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

    The following table presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2000. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2000.

EXPECTED YEARS OF MATURITY
  (DOLLARS IN 000S)

                                                 2001       2002       2003       2004       2005     THEREAFTER    TOTAL
                                               --------   --------   --------   --------   --------   ----------   --------
Long-term debt, including current portion:
Fixed rate($)................................   2,743      1,958      7,947      4,481         168         531      17,828
Weighted average interest rate(%)............    7.00       7.01       8.89      10.36        7.15        10.5
Variable rate($).............................     728        704        704        648     107,539       2,996     113,319
Weighted average interest rate(%)............    4.71       4.66       4.66       4.61        7.04        4.62

    FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's two business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See discussion in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

    We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 21, 2000,
    except for Note 18, as to which
    the date is May 31, 2000

                              TRIUMPH GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS
Current assets:
  Cash......................................................  $  4,953   $  6,279
  Accounts receivable, less allowance for doubtful accounts
    of $1,907 and $2,509....................................    65,613     78,960
  Inventories...............................................   104,771    123,750
  Prepaid expenses and other................................     2,473      4,730
  Deferred income taxes.....................................     2,408         --
                                                              --------   --------
Total current assets........................................   180,218    213,719
Property and equipment, net.................................   107,123    122,787
Excess of cost over net assets acquired, net................   124,667    144,027
Intangible assets and other, net............................    16,849     26,398
                                                              --------   --------
    Total assets............................................  $428,857   $506,931
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 33,894   $ 34,996
  Accrued expenses..........................................    47,263     45,316
  Income taxes payable......................................     4,453      2,899
  Deferred income taxes.....................................        --      1,365
  Current portion of long-term debt.........................     1,151      4,856
                                                              --------   --------
    Total current liabilities...............................    86,761     89,432
Long-term debt, less current portion........................    91,857    133,952
Deferred income taxes and other.............................    35,462     39,177
Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 8,551,786 shares issued.....................         9          9
  Class D common stock convertible, $.001 par value,
    6,000,000 shares authorized, 3,348,535 shares issued and
    outstanding.............................................         3          3
Capital in excess of par value..............................   135,418    135,418
Treasury stock, at cost, 52,700 and 229,175 shares..........    (1,336)    (5,580)
Accumulated other comprehensive loss........................        --       (684)
Retained earnings...........................................    80,683    115,204
                                                              --------   --------
  Total stockholders' equity................................   214,777    244,370
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $428,857   $506,931
                                                              ========   ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................  $329,458   $400,108   $441,699
Operating costs and expenses:
  Cost of products sold.....................................   233,311    275,020    300,982
  Selling, general and administrative.......................    45,723     52,130     58,573
  Depreciation and amortization.............................     9,148     14,386     19,737
  Special Charge............................................        --         --        734
  Gain on sale of businesses................................    (2,250)        --         --
                                                              --------   --------   --------
                                                               285,932    341,536    380,026
                                                              --------   --------   --------
Operating income............................................    43,526     58,572     61,673
Interest expense and other..................................     3,963      5,144      9,521
                                                              --------   --------   --------
Income before income taxes and extraordinary gain...........    39,563     53,428     52,152
Income tax expense..........................................    15,561     20,281     17,550
                                                              --------   --------   --------
Income before extraordinary gain............................    24,002     33,147     34,602
Extraordinary gain, net of income taxes.....................       610         --         --
                                                              --------   --------   --------
Net income..................................................  $ 24,612   $ 33,147   $ 34,602
                                                              ========   ========   ========
Earnings Per Share--Basic:
  Income before extraordinary gain..........................  $   2.29   $   2.79   $   2.96
  Extraordinary gain, net of income taxes...................      0.06         --         --
                                                              --------   --------   --------
  Net income................................................  $   2.35   $   2.79   $   2.96
                                                              ========   ========   ========
Weighted average common shares outstanding--Basic...........    10,485     11,896     11,689
                                                              ========   ========   ========
Earnings Per Share--Assuming Dilution:
  Income before extraordinary gain..........................  $   2.14   $   2.62   $   2.79
  Extraordinary gain, net of income taxes...................      0.05         --         --
                                                              --------   --------   --------
  Net income................................................  $   2.19   $   2.62   $   2.79
                                                              ========   ========   ========
Weighted average common shares outstanding--
  Assuming Dilution.........................................    11,231     12,646     12,397
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                              ACCUMULATED
                                         COMMON      CAPITAL IN                  OTHER
                                          STOCK      EXCESS OF    TREASURY   COMPREHENSIVE   RETAINED
                                       ALL CLASSES   PAR VALUE     STOCK         LOSS        EARNINGS    TOTAL
                                       -----------   ----------   --------   -------------   --------   --------
Balance at March 31, 1997............      $10        $ 68,479    $    --        $  --       $ 22,924   $ 91,413
  Net income (1).....................                                                          24,612     24,612
  Issuance of 2,143,945 shares of
    common stock in public offering
    (net of $400 issuance costs).....        2          66,810                                            66,812
  Exercise of options to purchase
    common stock.....................                       42                                                42
                                           ---        --------    -------        -----       --------   --------
Balance at March 31, 1998............       12         135,331         --           --         47,536    182,879
  Net income (1).....................                                                          33,147     33,147
  Exercise of options to purchase
    common stock.....................                       87                                                87
  Purchase of 52,700 shares of common
    stock............................                              (1,336)                                (1,336)
                                           ---        --------    -------        -----       --------   --------
Balance at March 31, 1999............       12         135,418     (1,336)          --         80,683    214,777
  Comprehensive income
    Net income.......................                                                          34,602     34,602
    Other comprehensive loss:
      Foreign currency translation
        adjustment...................                                             (684)                     (684)
                                                                                                        --------
  Total comprehensive income.........                                                                     33,918
                                                                                                        --------
  Exercise of options to purchase
    common stock.....................                                 367                         (81)       286
  Purchase of 191,500 shares of
    common stock.....................                              (4,611)                                (4,611)
                                           ---        --------    -------        -----       --------   --------
Balance at March 31, 2000............      $12        $135,418    $(5,580)       $(684)      $115,204   $244,370
                                           ===        ========    =======        =====       ========   ========

------------------------

(1) equals comprehensive income for the year.

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Operating Activities
Net income..................................................  $24,612    $33,147    $34,602
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gain on sale of businesses................................   (2,250)        --         --
  Gain on early extinguishment of debt......................   (1,000)        --         --
  Depreciation and amortization.............................    9,148     14,386     19,737
  Other amortization included in interest expense...........      139        137        260
  Provision for doubtful accounts receivable................      173        508        499
  Provision for deferred income taxes.......................    3,555      2,339      4,362
  Interest on subordinated and junior subordinated
    promissory notes paid by issuance of additional notes...      758        803        905
  Changes in other current assets and liabilities, excluding
    the effects of acquisitions and dispositions............  (20,340)   (17,228)   (24,037)
  Other.....................................................   (1,216)       104        332
                                                              -------    -------    -------
Net cash provided by operating activities...................   13,579     34,196     36,660
                                                              -------    -------    -------
Investing Activities
Capital expenditures, net...................................  (14,220)   (19,489)   (14,736)
Proceeds from sale of assets................................       --      7,767      5,815
Cash proceeds from sale of businesses.......................   11,572         --         --
Cash used for businesses acquired...........................  (80,708)   (69,021)   (49,677)
                                                              -------    -------    -------
Net cash used in investing activities.......................  (83,356)   (80,743)   (58,598)
                                                              -------    -------    -------
Financing Activities
Net proceeds from common stock offering.....................   66,812         --         --
Net increase in revolving credit facility...................    9,013     58,375     31,109
Purchase of treasury stock..................................       --     (1,336)    (4,611)
Proceeds from exercise of stock options.....................       42         87        286
Proceeds from issuance of long-term debt....................    5,000         --         90
Retirement of long-term debt................................   (7,000)    (8,585)        --
Repayment of debt and capital lease obligations.............     (423)    (1,658)    (2,622)
Payment of deferred financing cost..........................      (18)       (25)      (988)
                                                              -------    -------    -------
Net cash provided by financing activities...................   73,426     46,858     23,264
                                                              -------    -------    -------
Net change in cash..........................................    3,649        311      1,326
Cash at beginning of year...................................      993      4,642      4,953
                                                              -------    -------    -------
Cash at end of year.........................................  $ 4,642    $ 4,953    $ 6,279
                                                              =======    =======    =======

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Triumph's Aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers and original equipment manufacturers on a worldwide basis. Triumph's Metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from Honeywell (formerly AlliedSignal) and Boeing Co. ("Boeing") represented approximately 5% and 13%, respectively, of total accounts receivable as of March 31, 2000 and 11% and 15%, respectively, at March 31, 1999. The Company had no other significant concentrations of credit risk. For fiscal 2000, Honeywell and Boeing represented approximately 9% and 14%, respectively, of consolidated sales. Boeing's percentage includes the effects of Boeing's acquisitions of McDonnell Douglas and Rocketdyne. In fiscal 1999, Honeywell and Boeing represented approximately 12% and 19%, respectively, of consolidated sales. In fiscal 1998, Boeing represented approximately 14% of consolidated sales and Honeywell represented less than 10% of consolidated sales. No other single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer, including Honeywell or Boeing, could have a material effect on the Company and its operating subsidiaries.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS

    In September 1999, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF 99-5"). EITF 99-5 requires design and development costs incurred after December 31, 1999 for products to be sold under long-term supply arrangements to be expensed as incurred unless contractually recoverable.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39 1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty-five to thirty years. Accumulated amortization at March 31, 1999 and 2000 was $5,264 and $10,303, respectively. The carrying value of excess of cost over net assets acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

    INTANGIBLE ASSETS

    Intangible assets at March 31, 1999 and 2000 of $13,335 and $17,912 respectively, consist primarily of patents, trademarks, aerospace designs and covenant-not-to-compete agreements. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty-five years. Accumulated amortization at March 31, 1999 and 2000 was $5,170 and $6,484, respectively.

    REVENUE RECOGNITION

    Revenues are recorded when services are performed or when products are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues.

    STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 9).

3. ACQUISITIONS AND DIVESTITURES

    In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), Construction Brevitees d'Alfortville ("CBA"), and Lee Aerospace, Inc. ("Lee") and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. (collectively the "2000 Acquisitions"). Ralee, based in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. CBA, located near Paris, France is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. Triumph Components-San Diego, Inc. is a developer of high-temperature metal alloy parts. Lee, located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck windows and cabin windows to the general aviation and corporate jet market. The combined purchase price for these acquisitions was $56,935. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and contingent payments of approximately $9,142, which are included in accrued expenses at March 31, 2000. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $29,751 was recorded as excess of cost over the net assets acquired and is being amortized over thirty years on a straight-line basis. The Lee acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each specified date through 2003.

    In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), and DV
Industries, Inc. ("DV") and substantially all of the

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) assets of Chase Aerospace (UK) Limited, renamed Triumph Air Repair (Europe) Limited ("Triumph Air Repair (Europe)"), Hartford Tool and Die Company, renamed HTD Aerospace, Inc. ("HTD") and May Industries, Inc. and Metal Joining, Inc. together renamed Triumph Precision, Inc. ("Triumph Precision"). Nu-Tech, based in the Kansas City, Missouri metropolitan area, specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high speed machining of precision parts from alloys such as titanium and stainless steel. DG, based in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry, focusing on a wide spectrum of aircraft flap, spoiler, auxiliary power and cooling systems. DV, located in Lynwood, California, provides chemical processing, painting and non-destructive testing services to the aerospace and defense industries. Triumph Air Repair (Europe), based in Lasham Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. HTD, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. Triumph Precision, based in Phoenix, Arizona, specializes in complex aerospace tube bending, precision machining, and metal heat treating and brazing. The combined purchase price for these acquisitions was $102,950. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and a contingent payment of approximately $7,000, which is included in accrued expenses at March 31, 1999. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $71,435 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

    In fiscal 1998, the Company acquired substantially all of the assets of Frisby Aerospace, Inc. ("Frisby") and J.D. Chapdelaine Co., renamed JDC Company ("JDC") and also acquired all of the outstanding stock of Stolper-Fabralloy Company, LLC ("Stolper") and Hydro-Mill Company ("Hydro-Mill"). Frisby designs, manufactures, assembles and tests precision aircraft components and subsystems from facilities located in Freeport, New York and Clemmons, North Carolina. JDC, based in Ft. Lauderdale, Florida, specializes in the repair, overhaul and exchange of electromechanical aircraft instruments. Stolper fabricates sheet metal from high-temperature alloys and provides repair and overhaul service to aerospace end-users from facilities located in Brookfield, Wisconsin and Phoenix, Arizona. Hydro-Mill, based in Chatsworth, California, manufactures precision machined structural parts and assemblies for the aerospace industry. The combined purchase price for these acquisitions was $93,632. The purchase price includes cash paid at closing, in certain instances notes payable to the former owner, a long-term liability related to a covenant-not-to-compete contract, the assumption of certain liabilities and direct costs of the acquisitions. The combined excess of purchase price over the estimated fair value of the net assets acquired of $43,769 was recorded as excess of cost over net assets acquired and is being amortized on a straight-line basis over twenty-five to thirty years. The Frisby acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each anniversary of the acquisition through year 2003.

    These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

    In fiscal 1998, the Company sold substantially all of the assets of Deluxe Specialties Mfg. Co. ("Deluxe") and the Company's Air Lab division ("Air Lab") for $10,697 in cash and the assumption by the

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) purchasers of certain liabilities. The reported results for the year ended March 31, 1998 include the $2,250 gain on sale of these assets. For the year ended March 31, 1998, these entities had net sales of $12,906 and operating income of $1,386.

    The following unaudited pro forma information has been prepared assuming the above acquisitions had occurred on April 1, 1998.

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
Net sales...................................................  $495,767    $455,091
Net income..................................................    33,696      34,869
Earnings per common share:
  Basic.....................................................      2.83        2.98
  Diluted...................................................      2.66        2.81

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

4. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Raw materials...............................................  $ 30,896   $ 34,195
Work-in-process.............................................    39,280     46,189
Finished goods..............................................    34,595     43,366
                                                              --------   --------
Total inventories...........................................  $104,771   $123,750
                                                              ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES

    The components of income tax expense are as follows:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Current:
  Federal...................................................  $10,430    $16,211    $11,970
  State.....................................................    1,576      1,731      1,218
                                                              -------    -------    -------
                                                               12,006     17,942     13,188
Deferred:
  Federal...................................................    2,993      1,917      6,064
  State.....................................................      562        422     (1,702)
                                                              -------    -------    -------
                                                                3,555      2,339      4,362
                                                              -------    -------    -------
                                                              $15,561    $20,281    $17,550
                                                              =======    =======    =======

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Statutory federal income tax rate...........................     35.0%      35.0%      35.0%
State and local income taxes, net of federal tax benefit....      3.5        2.6       (0.7)
Miscellaneous permanent items and nondeductible accruals....      0.9        0.8        0.3
Other.......................................................     (0.1)      (0.4)      (0.9)
                                                              -------    -------    -------
Effective income tax rate...................................     39.3%      38.0%      33.7%
                                                              =======    =======    =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $    --    $   764
  Accruals and reserves.....................................    1,084         --
  Other.....................................................       --        196
  Inventories...............................................    1,980         --
                                                              -------    -------
                                                                3,064        960
Deferred tax liabilities:
  Property and equipment....................................   17,804     22,762
  Other assets..............................................    8,682      9,203
  Accounts receivable.......................................      352        506
  Inventory.................................................       --        330
  Accruals and reserves.....................................       --      1,127
  Prepaid expenses and other................................      735        390
                                                              -------    -------
                                                               27,573     34,318
                                                              -------    -------
Net deferred tax liabilities................................  $24,509    $33,358
                                                              =======    =======

    As of March 31, 2000, the Company has federal and state net operating losses expiring in 5 to 20 years.

    Income taxes paid during the years ended March 31, 1998, 1999 and 2000 were $10,611, $16,135 and $10,017, respectively.

6. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revolving credit facility...................................  $76,095    $107,204
Subordinated promissory notes...............................   11,734      17,686
Industrial revenue bonds....................................    4,665       5,497
Capital lease obligations...................................       28       7,661
Other debt..................................................      486         760
                                                              -------    --------
                                                               93,008     138,808
Less current portion........................................    1,151       4,856
                                                              -------    --------
                                                              $91,857    $133,952
                                                              =======    ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. LONG-TERM (CONTINUED)

    On June 11, 1999, the Company amended and restated its existing credit agreement ("Credit Facility") with its Lenders to increase the Credit Facility to $250,000 from $125,000, extend the term and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility without penalty. The Company may allocate up to $5,000 of the available Credit Facility for the issuance of letters of credit of which $1,400 was used as of March 31, 1999 and 2000.

    Effective April 1, 1999, in connection with the Ralee acquisition, the Company assumed approximately $8,665 of capital leases with interest rates ranging from 7.1% to 10.2%, maturing between September 2003 and August 2005. Each capital lease is secured by the related equipment.

    During the quarter ended December 31, 1999, in connection with the CBA and Lee acquisitions, the Company assumed approximately $6,047 of debt related to seller financing, $842 of an Industrial Revenue Bond Financing, and $341 of other debt. The Industrial Revenue Bond is secured by machinery and equipment and has a fixed rate of 7.15% through January 2005 and a variable rate of the 1 year U.S. Treasury plus 2.75% thereafter.

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

    In July 1997, the Company entered into a $10,000 discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit has no established expiration date. No amounts were outstanding on this Line of Credit as of March 31, 1999 and 2000.

    On May 5, 1997, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997 (the "Bonds"). The proceeds of the Bonds of $5,000 are being used to fund the expansion of the Company's K-T Corporation facility. The Bonds are due to mature on May 1, 2012 and are secured by an irrevocable letter of credit issued by PNC Bank, N.A. The Bonds bear
interest at a variable weekly rate, which was 3.25% and 4.1%   at March 31, 1999
and 2000, respectively.

    At March 31, 1999 and 2000, the interest rate on borrowings under the Credit Facility was 5.63% and 7.05%, respectively. As of March 31, 2000, $141,396 of additional borrowings were available under the Credit Facility.

    At March 31, 2000, the Subordinated Promissory Notes consist of four notes, a $3,200 principal amount bearing interest at 7%, due in annual installments of $800 on July 1 of each year commencing in 1999 through and including 2003, an $8,588 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003, a $4,683 principal amount bearing interest at 7%, due in annual installments of $1,000 on July 1 of each year commencing in 2000 through and including 2001 with a final payment of $2,683 on July 1, 2002 and a $1,215 principal amount bearing interest at the

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. LONG-TERM (CONTINUED)
1 year Eurobor plus 1%, which at March 31, 2000 was 5.03%, due in annual installments of $314 on October 18 of each year commencing in 2000 through and including 2002 with a final payment of $273 on October 18, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $692, $770 and $854 for the years ended March 31, 1998, 1999 and 2000, respectively.

    The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends.

    Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

    The fair value of the Company's Credit Facility and the Bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, is approximately $19,000.

    Maturities of long-term debt are as follows: 2001--$3,471; 2002--$2,662; 2003--$8,651; 2004--$5,129; 2005--$107,707; thereafter, $3,527 through 2013.
Future minimum payments on capital leases are as follows: 2001--$1,981; 2002--$1,968; 2003--$1,880; 2004--$1,523; 2005--$840; thereafter, $81 through
2006. Interest of $612 is included in these amounts.

    Interest paid on indebtedness during the years ended March 31, 1998, 1999, and 2000 amounted to $3,277, $3,957 and $8,057, respectively.

    Financing fees and expenses of $988 incurred with respect to indebtedness have been capitalized and are reflected in other assets. These fees and expenses are being amortized over the terms of the related indebtedness (5-8 years).

7. STOCKHOLDERS' EQUITY

    The Company purchased 52,700 shares and 191,500 shares of the Company's Common stock as treasury stock in fiscal 1999 and fiscal 2000, respectively. Treasury stock is recorded at cost.

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

    The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions.

    The holders of Class D common stock may elect at any time to convert any or all such shares into Common stock on a share-for-share basis. During fiscal 1998, there were 599,155 shares of Class D common stock converted to shares of the Company's Common stock.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCKHOLDERS' EQUITY (CONTINUED)
    The Company issued a stock purchase warrant in conjunction with the issuance of the senior subordinated notes which allows the holder to purchase 650,000 shares of Common stock for an aggregate exercise price of one hundred dollars through July 31, 2003. The proceeds from the issuance of the senior subordinated notes allocated to the warrants of $100 have been included in capital in excess of par value.

    The Company has Preferred stock of $100 par value, 250,000 shares authorized. At March 31, 1999 and 2000, no shares of Preferred stock are outstanding.

8. EARNINGS PER SHARE

    The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                       (THOUSANDS)
Weighted average common shares outstanding..................   10,485     11,896     11,689
Net effect of dilutive stock options........................       96        100         58
Net effect of dilutive warrant..............................      650        650        650
                                                               ------     ------     ------
Weighted average common shares outstanding--assuming
  dilution..................................................   11,231     12,646     12,397
                                                               ======     ======     ======

    Options to purchase 200,800 shares of Common stock, at prices ranging from $32.19 per share to $45.38 per share, were outstanding during fiscal 2000. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2000 and, therefore, the effect would be antidilutive.

9. EMPLOYEE BENEFIT PLANS

    DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to 20% of their regular compensation before taxes. The Company matches contributions of 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $1,049, $1,441 and $1,748 for the years ended March 31, 1998, 1999 and 2000, respectively.

    OTHER POSTRETIREMENT BENEFITS

    In connection with the acquisition of one of the Company's subsidiaries, the Company provides certain postretirement medical and insurance benefits to eligible employees under a collective bargaining agreement. For any employees who retired through the date of the acquisition, the previous owner retained all liabilities for benefits due and administration of the postretirement benefits. The Company has assumed responsibility for administration of the postretirement coverage for any eligible employee who retires subsequent to the date of acquisition. The Company will pay the costs related to these benefits upon

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
retirement and will be reimbursed by the previous owner for its pro rata portion based on relative length of service. The Company does not fund the plan.

    The Company has recorded a total liability of approximately $2,400 (as estimated by actuaries) for other postretirement benefits, of which approximately $2,000 is estimated to be reimbursed by the previous owner as of March 31, 2000. These amounts are included in other liabilities and other assets, respectively. The annual expense for such benefits is not material.

    ACCRUED COMPENSATION

    Included in accrued expenses at March 31, 1999 and 2000, is accrued compensation of $12,514 and $11,368, respectively.

    STOCK OPTION PLANS

    The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to five years and expire ten years from the date of the grant.

SUMMARY OF STOCK OPTION ACTIVITY

                                                                         WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                              --------   ----------------
Balance, March 31, 1997.....................................  247,090         $19.00
Granted.....................................................   25,600         $34.00
Exercised...................................................   (2,238)        $19.00
Forfeited...................................................  (10,289)        $19.00
                                                              -------
Balance, March 31, 1998.....................................  260,163         $20.48
Granted.....................................................  182,200         $43.84
Exercised...................................................   (4,550)        $19.00
Forfeited...................................................   (7,375)        $27.56
                                                              -------
Balance, March 31, 1999.....................................  430,438         $30.26
Granted.....................................................  190,500         $25.97
Exercised...................................................  (15,025)        $19.00
Forfeited...................................................  (16,357)        $30.32
                                                              -------
Balance, March 31, 2000.....................................  589,556         $29.16
                                                              =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
SUMMARY OF STOCK OPTIONS OUTSTANDING AT MARCH 31, 2000

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                    -----------------------------------------   ---------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING
                                               CONTRACTUAL   WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICE RANGE                 NUMBER    LIFE (YRS.)    EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------------                --------   -----------   ----------------   --------   ----------------
$19.00............................  205,322        6.6            $19.00        152,908         $19.00
$24 5/8--$26 7/16.................  186,500        9.3            $25.96              0
$32 3/16--$34.....................   23,800        7.6            $33.92         11,650         $33.96
$43 1/8--$45 3/8..................  173,934        8.1            $43.93         41,486         $43.85
                                    -------                                     -------
                                    589,556                                     206,044
                                    =======                                     =======

    At March 31, 1999 and 2000, 171,524 options and 747,381 options, respectively, were available for issuance under the plans.

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

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.9% for 1998, 5.5% for 1999 and 5.6% for 2000; no dividends; a volatility factor of the expected market price of the Company's Common stock of .30, .30 and .36 for 1998, 1999 and 2000, respectively, and a weighted-average expected life of the options of 6 years.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

    For purposes of pro forma disclosures, the weighted average fair value of the options ($14.19 per share for the 1998 issuance, $17.79 for the 1999 issuance and $11.66 for the 2000 issuance) is amortized to expense over the options' assumed vesting period. Since the Company's stock options vest over three to five years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

PRO FORMA NET INCOME AND EARNINGS PER SHARE

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Pro forma net income........................................  $24,130    $32,008    $33,079
Pro forma net income per share:
  Basic.....................................................     2.30       2.69       2.83
  Diluted...................................................     2.16       2.56       2.71

10. LEASES

    Capital lease assets are included in property and equipment and the related obligations in long-term debt. Amortization of capital lease assets is included in depreciation expense. At March 31, 2000, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2001--$ 7,392; 2002--$7,219; 2003--$6,439; 2004--$4,777;
2005--$4,262; thereafter, $10,636 through 2022. In the normal course of business, operating leases are generally renewed or replaced by other leases.

    Total rental expense was $2,479, $3,679 and $7,387 for the years ended March 31, 1998, 1999 and 2000, respectively.

11. PROPERTY AND EQUIPMENT

    Net property and equipment at March 31, 1999 and 2000 is:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Land........................................................  $  7,653   $  7,653
Buildings and improvements..................................    24,489     27,450
Machinery and equipment.....................................    99,627    126,215
                                                              --------   --------
                                                               131,769    161,318
Less accumulated depreciation...............................    24,646     38,531
                                                              --------   --------
                                                              $107,123   $122,787
                                                              ========   ========

    Depreciation expense for the years ended March 31, 1998, 1999 and 2000 was $6,348, $9,558 and $13,278, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. SPECIAL CHARGE

    During the quarter ended December 31, 1999, the Company announced a realignment of reporting responsibilities, primarily in the Aviation segment. As a result of the realignment, the Company recorded a pretax charge of $734, primarily related to severance for three employees who were terminated.

    The following is a summary of the activity related to the charge recorded:

                                              BALANCE                                 BALANCE
                                           MARCH 31, 1999   CHARGES    PAYMENTS    MARCH 31, 2000
                                           --------------   --------   ---------   --------------
Severance................................    $      --        $566       $(337)         $229
Other....................................           --         168        (168)           --
                                             ---------        ----       -----          ----
Total....................................    $      --        $734       $(505)         $229
                                             =========        ====       =====          ====

    The balance of accrued severance is included in accrued expenses as of March 31, 2000.

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

14. COLLECTIVE BARGAINING AGREEMENTS

    Approximately 16% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years, with the exception of two operating locations in the Aviation segment which will expire in the next twelve months.

15. SEGMENT REPORTING

    The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: Aviation and Metals. The Company's Aviation segment consists of twenty-four operating units and the Metals segment consists of three operating units at March 31, 2000.

    The Aviation segment revenue is generated from the manufacture, repair and overhaul of sub-assembly and structural components and flight controls and instrumentation for aircraft and related products.

    The sub-assembly components revenues are derived from repair and overhaul services on auxiliary power units for both commercial airlines and OEMs. The Company also repairs and overhauls aircraft

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. SEGMENT REPORTING (CONTINUED)
accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as remote valve operators and push/pull controls, ranging from simple vent controls to sophisticated flight-critical engine controls for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. SEGMENT REPORTING (CONTINUED)

    Selected financial information for each reportable segment is as follows:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales:
  Aviation..................................................  $242,317   $328,577   $368,614
  Metals....................................................    87,141     71,531     73,085
                                                              --------   --------   --------
                                                              $329,458   $400,108   $441,699
                                                              ========   ========   ========
Income before income taxes and extraordinary gain:
  Operating income (expense):
    Aviation................................................  $ 39,737   $ 58,622   $ 62,509
    Metals..................................................     5,483      4,440      4,171
    Gain on sale of businesses..............................     2,250         --         --
    Special charge..........................................        --         --       (734)
    Corporate...............................................    (3,944)    (4,490)    (4,273)
                                                              --------   --------   --------
                                                                43,526     58,572     61,673
  Interest expense and other................................     3,963      5,144      9,521
                                                              --------   --------   --------
                                                              $ 39,563   $ 53,428   $ 52,152
                                                              ========   ========   ========
Capital expenditures:
  Aviation..................................................  $ 12,545   $ 18,676   $ 13,429
  Metals....................................................     1,545        808      1,220
  Corporate.................................................       130          5         87
                                                              --------   --------   --------
                                                              $ 14,220   $ 19,489   $ 14,736
                                                              ========   ========   ========
Depreciation and amortization:
  Aviation..................................................  $  7,991   $ 13,301   $ 18,630
  Metals....................................................     1,100      1,036      1,054
  Corporate.................................................        57         49         53
                                                              --------   --------   --------
                                                              $  9,148   $ 14,386   $ 19,737
                                                              ========   ========   ========

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Assets:
  Aviation..................................................  $395,745   $477,374
  Metals....................................................    31,228     27,410
  Corporate.................................................     1,884      2,147
                                                              --------   --------
                                                              $428,857   $506,931
                                                              ========   ========

`

    During fiscal years 1998, 1999 and 2000, the Company had foreign sales of $45,237, $53,400 and $83,544, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         FOR THE QUARTER ENDED:
                          -------------------------------------------------------------------------------------
                                       FISCAL 1999 (1)                             FISCAL 2000 (2)
                          -----------------------------------------   -----------------------------------------
                          JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
Net sales...............  $91,140    $99,482    $102,023   $107,463   $104,894   $110,276   $110,376   $116,153
Gross profit............   28,117     31,145      31,534     34,292     32,983     33,906     34,885     38,943
Net income..............    7,594      7,978       8,411      9,164      8,235      8,190      8,776      9,401
Net income per share:
  Basic.................     0.64       0.67        0.71       0.77       0.70       0.70       0.75       0.81
  Diluted...............     0.60       0.63        0.67       0.73       0.66       0.66       0.71       0.76

------------------------

(1) In fiscal 1999, the Company acquired Nu-Tech, DG, DV, HTD, Triumph Air Repair (Europe) and Triumph Precision on July 1, 1998, October 1, 1998, October 1, 1998, January 1, 1999, January 1, 1999 and February 1, 1999, respectively.

(2) In fiscal 2000, the Company acquired Ralee, CBA, Lee and Triumph Components-San Diego, Inc. on April 1, 1999, July 1, 1999, October 1, 1999, and November 7, 1999, respectively.

17. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Changes in other current assets and liabilities, excluding
  the effects of acquisitions and dispositions:
  Accounts receivable.......................................  $(12,081)  $  4,149   $ (3,590)
  Inventories...............................................    (8,236)   (19,007)   (12,621)
  Prepaid expenses and other current assets.................        67       (950)      (477)
  Accounts payable, accrued expenses, and accrued income
    taxes payable...........................................       (90)    (1,420)    (7,349)
                                                              --------   --------   --------
                                                              $(20,340)  $(17,228)  $(24,037)
                                                              ========   ========   ========
Non cash investing and financing activities:
  Covenant-not-to-compete contract liability related to
    acquisition.............................................  $  1,800   $     --   $     --
  Seller note related to acquired business..................     4,000         --      6,047

18. SUBSEQUENT EVENTS

    In April 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"). In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets"). ACR, located in Macomb, Michigan is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed winged aircraft and other related components. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, will provide anodizing, chemical film coating, phosphate flouride coating, passivation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined cash paid at closing of approximately $54,622 was funded by borrowings under the Company's Credit Facility.

                              TRIUMPH GROUP, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                  BALANCE AT    ADDITIONS
                                                 BEGINNING OF   CHARGED TO     ADDITIONS(1)     BALANCE AT
                                                     YEAR        EXPENSE     (DEDUCTIONS) (2)   END OF YEAR
                                                 ------------   ----------   ----------------   -----------
For year ended March 31, 2000:.................                                    $ 561
  Allowance for doubtful accounts receivable...     $1,907         $499             (458)         $2,509
For year ended March 31, 1999:.................                                      207
  Allowance for doubtful accounts receivable...      1,840          508             (648)          1,907
For year ended March 31, 1998:.................                                      495
  Allowance for doubtful accounts receivable...      1,619          173             (447)          1,840

------------------------

(1) Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company, Frisby Aerospace, Inc., Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc., Triumph Precision, Inc., Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc.

(2) Deductions represent write-offs of related account balances and amounts recorded in conjunction with the sales of Air Lab, Inc. and Deluxe Specialties, Mfg. Co.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

    The information required for Directors is included in the Proxy Statement of Triumph in connection with its 2000 Annual Meeting of Stockholders to be held on July 26, 2000, under the heading "Proposal No. 1--Election of Directors" and is incorporated herein by reference.

EXECUTIVE OFFICERS

                                                                                   EFFECTIVE DATE OF
                                                                                      ELECTION TO
NAME                                  AGE                   POSITION               PRESENT POSITION
----                                --------   ----------------------------------  -----------------
Richard C. Ill                         57      President and Chief Executive       July 1, 1993
                                               Officer

John R. Bartholdson                    55      Senior Vice President, Chief        July 1, 1993
                                               Financial Officer and Treasurer

Richard M. Eisenstaedt                 54      Vice President, General Counsel     October 1, 1996
                                               and Secretary

Kevin E. Kindig                        43      Vice President and Controller       July 1, 1993

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

    RICHARD M. EISENSTAEDT became Vice President, General Counsel and Secretary of Triumph in October 1996. From 1988 to 1996, Mr. Eisenstaedt was an attorney with Alco and Unisource Worldwide, Inc., an affiliate of Alco Standard Corporation, the last two years as General Counsel of Unisource.

    KEVIN E. KINDIG has been Controller of Triumph since 1993 and Vice President since April 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required regarding executive compensation is included in the Proxy Statement of Triumph in connection with its 2000 Annual Meeting of Stockholders to be held on July 26, 2000, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required regarding security ownership is included in the Proxy Statement of Triumph in connection with its 2000 Annual Meeting of Stockholders to be held on July 26, 2000, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required regarding certain relationships and related transactions is included in the Proxy Statement of Triumph in connection with its 2000 Annual Meeting of Stockholders to be held on July 26, 2000, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    (a)(1) The following consolidated financial statements are included in Item 8 of this report:

                                                                PAGE
                                                              --------
Triumph Group, Inc., Report of Ernst & Young LLP,
  Independent Auditors......................................     25
Consolidated Balance Sheet as of March 31, 1999 and 2000....     26
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 1998, 1999 and 2000.............................     27
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years Ended March 31, 1998, 1999 and 2000..........     28
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1998, 1999 and 2000.......................     29
Notes to Consolidated Financial Statements..................     30
                                                                 --

    (a)(2) The following financial statement schedule is included in this report:

                                                                PAGE
                                                              --------
Schedule II--Valuation and Qualifying Accounts..............     46
                                                                 --

    All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

    (a)(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
         3.1            Amended and Restated Certificate of Incorporation of Triumph
                        Group, Inc.(1)

         3.2            Bylaws of Triumph Group, Inc.(1)

         3.3            Certificate of Amendment to Amended and Restated Certificate
                        of Incorporation of Triumph Group, Inc.(6)

         4              Form of certificate evidencing Common Stock of Triumph
                        Group, Inc.(1)

        10.1            Form of Employment Agreement with Richard C. Ill.(5)

        10.2            Form of Employment Agreement with John R. Bartholdson.(5)

        10.3            Form of Employment Agreement with Richard M. Eisenstaedt.(5)

        10.4            Form of Employment Agreement with Craig N. Kitchen.(5)

        10.5            Purchase Agreement dated as of July 22, 1993 between Triumph and Citicorp Venture Capital, Ltd.(1)

        10.6            Registration Agreement dated as of July 22, 1993 among
                        Triumph, Citicorp Venture Capital, Ltd., World Equity
                        Partners, L.P. and certain members of management of Triumph.(1)

        10.7            Warrant dated July 22, 1993 issued to World Equity Partners,
                        L.P.(1)

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        10.8            Warrant Agreement dated as of July 22, 1993 among Triumph,
                        Citicorp Venture Capital, Ltd. and World Equity Partners,
                        L.P.(1)

        10.9            Asset Purchase Agreement dated as of December 31, 1995 among
                        Triumph, Triumph Control Systems, Inc. and Teleflex
                        Incorporated.(1)

        10.10           Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.(1)

        10.11           Stock Purchase Agreement dated as of July 31, 1996 among The
                        Triumph Group Holdings, Inc., Advanced Materials
                        Technologies, Inc. and certain members of management of
                        Advanced Materials Technologies, Inc.(1)

        10.12           Executive Securities Agreement dated July 31, 1996 between
                        Triumph and Jay Donkersloot, as amended.(1)

        10.13           Non-Competition Agreement dated July 31, 1996 between
                        Triumph and Jay Donkersloot.(1)

        10.14           Executive Stock Agreement dated as of May 9, 1995 between
                        Triumph and John M. Brasch.(1)

        10.15           Form of 1996 Stock Option Plan.(1)

        10.16           Form of Executive Securities Agreement.(1)

        10.17           Executive Stock Agreement between Triumph and Richard C.
                        Ill.(1)

        10.18           Executive Stock Agreement between Triumph and John R.
                        Bartholdson.(1)

        10.19           Executive Stock Agreement between Triumph and Paul T.
                        Stimmler.(1)

        10.20           Executive Stock Agreement between Triumph and Kevin E.
                        Kindig.(1)

        10.21           Agreement with Hydro-Mill Co. dated September 2, 1997.(2)

        10.22           Agreement with Stolper-Fabralloy Company, L.L.C. dated
                        October 29, 1997.(3)

        10.23           Agreement with Nu-Tech Industries Holding Company and the
                        Stockholders thereof effective as of July 1, 1998.(4)

        10.24 Agreement with Charles M. Newell and Henry H. Newell effective as of July 1, 1998.(4)

        10.25           Directors' Stock Option Plan.(6)

        10.26           Second Amended and Restated Credit Agreement dated June 11,
                        1999 among Triumph Group, Inc., PNC Bank, National
                        Association as Administrative and Documentation Agent, First
                        Union National Bank as Syndication Agent and Mellon Bank,
                        N.A. as Co-Agent.(6)

        10.27           Agreement of Sale and Purchase of Stock dated as of March
                        31, 2000 among ACR Industries, Inc., Roger Blanchard as trustee for certain trusts and Triumph Group Acquisition
                        Corp.

        21.1            Subsidiaries of Triumph Group, Inc.

        23.1            Consent of Ernst & Young LLP.

        27              Financial Data Schedule for the year ended March 31, 2000.

------------------------

(1) Incorporated by reference to Triumph's Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2) Incorporated by reference to Triumph's Current Report on Form 8-K filed September 14, 1997.

(3) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(5) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(6) Incorporated by reference to Triumph's Annual Report on Form 10-K for the year ended March 31, 1999.

REPORTS ON FORM 8-K

    Triumph filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                       TRIUMPH GROUP, INC.

Dated: June 28, 2000                                   By:              /s/ RICHARD C. ILL
                                                            -----------------------------------------
                                                                          Richard C. Ill
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                                       President, Chief Executive
                 /s/ RICHARD C. ILL                      Officer and Director
     -------------------------------------------         (Principal Executive         June 28, 2000
                   Richard C. Ill                        Officer)

                                                       Senior Vice President,
               /s/ JOHN R. BARTHOLDSON                   Chief Financial Officer,
     -------------------------------------------         Treasurer and Director       June 28, 2000
                 John R. Bartholdson                     (Principal Financial
                                                         Officer)

                 /s/ KEVIN E. KINDIG                   Vice President and
     -------------------------------------------         Controller (Principal        June 28, 2000
                   Kevin E. Kindig                       Accounting Officer)

                /s/ RICHARD C. GOZON
     -------------------------------------------       Director                       June 28, 2000
                  Richard C. Gozon

                 /s/ CLAUDE F. KRONK
     -------------------------------------------       Director                       June 28, 2000
                   Claude F. Kronk

               /s/ JOSEPH M. SILVESTRI
     -------------------------------------------       Director                       June 28, 2000
                 Joseph M. Silvestri

              /s/ WILLIAM O. ALBERTINI
     -------------------------------------------       Director                       June 28, 2000
                William O. Albertini