Form 10-Q
period 2000-06-30
TRIUMPH GROUP INC /
filed 2000-08-14
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                           -------

                               TRIUMPH GROUP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      51-0347963
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   1255 Drummers Lane, Suite 200
             Wayne, PA                                   19087-1565
----------------------------------------               ---------------
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

Common Stock, par value $0.001 per share, 8,326,624 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of August 1, 2000

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information

                                                                     PAGE NUMBER
                                                                     -----------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets                                     1
         March 31, 2000 and June 30, 2000

         Consolidated Statements of Income                               3
         Three months ended June 30, 1999 and 2000

         Consolidated Statements of Cash Flows                           4
         Three months ended June 30, 1999 and 2000

         Notes to Consolidated Financial Statements                      6
         June 30, 2000

Item 2.  Management's Discussion and Analysis of Financial              10
         Condition and Results of  Operations

Item 3.  Quantitative and Qualitative Disclosures About                 13
         Market Risk

Part II. Other Information

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securities                                          14

Item 3.  Defaults upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signature Page                                                          15

Part I.  Financial Information
     Item: 1.  Financial Statements

                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                  MARCH 31,     JUNE 30,
                                                    2000          2000
                                                  --------      --------
                                                               (unaudited)

ASSETS
Current assets:
   Cash                                           $  6,279      $  7,529
   Accounts receivable, net                         78,960        91,801
   Inventories                                     123,750       152,798
   Prepaid expenses and other                        4,730         6,620
                                                  --------      --------
Total current assets                               213,719       258,748

Property and equipment, net                        122,787       145,535

Excess of cost over net assets acquired, net       144,027       199,724
Intangible assets and other, net                    26,398        30,163
                                                  --------      --------
Total assets                                      $506,931      $634,170
                                                  ========      ========

                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)

                                                               MARCH 31,       JUNE 30,
                                                                 2000            2000
                                                               ---------       ---------
                                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  34,996       $  37,948
   Accrued expenses                                               45,316          57,619
   Income taxes payable                                            2,899           4,515
   Deferred income taxes                                           1,365           1,508
   Current portion of long-term debt                               4,856           5,140
                                                               ---------       ---------
Total current liabilities                                         89,432         106,730

Long-term debt, less current portion                             133,952         234,419
Deferred income taxes and other                                   39,177          40,310

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares issued                        9               9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                           3               3
   Capital in excess of par value                                135,418         135,418
   Treasury stock, at cost, 229,175 and 225,537 shares            (5,580)         (5,492)
   Accumulated other comprehensive loss                             (684)           (694)
   Retained earnings                                             115,204         123,467
                                                               ---------       ---------
Total stockholders' equity                                       244,370         252,711
                                                               ---------       ---------

Total liabilities and stockholders' equity                     $ 506,931       $ 634,170
                                                               =========       =========





SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED JUNE 30,
                                                         1999          2000
                                                       --------      --------

Net sales                                              $104,894      $128,996

Operating costs and expenses:
    Cost of products sold                                71,911        87,642
    Selling, general, and administrative                 13,435        16,967
    Depreciation and amortization                         4,726         6,415
                                                       --------      --------
                                                         90,072       111,024

Operating income                                         14,822        17,972
Interest expense and other                                1,855         4,843
                                                       --------      --------
Income before income taxes                               12,967        13,129
Income tax expense                                        4,732         4,858
                                                       --------      --------
Net income                                             $  8,235      $  8,271
                                                       ========      ========
Earnings Per Common Share - Basic:
 Net income                                            $   0.70      $   0.71
                                                       ========      ========

Weighted average common shares outstanding - Basic       11,737        11,672
                                                       ========      ========
Earnings Per Common Share - Assuming Dilution:
Net income                                             $   0.66      $   0.67
                                                       ========      ========
Weighted average common shares outstanding -
Assuming Dilution                                        12,455        12,397
                                                       ========      ========





SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                 1999           2000
                                                               --------       --------
OPERATING ACTIVITIES
Net income                                                     $  8,235       $  8,271
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                4,726          6,415
     Provision for deferred income taxes                          2,148          1,567
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                            218            246
     Changes in other current assets and liabilities, net
        of acquisitions of businesses:
        Accounts receivable                                       7,908         (2,944)
        Inventories                                              (5,623)       (10,461)
        Prepaid expenses and other                                 (290)          (619)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                  (9,116)        (2,345)
     Other                                                          (29)        (3,677)
                                                               --------       --------
Net cash provided by (used in) operating activities               8,177         (3,547)
                                                               --------       --------

INVESTING ACTIVITIES
Capital expenditures, net                                        (4,507)        (5,337)
Cash used for businesses acquired                               (13,031)       (54,243)
                                                               --------       --------
Net cash used in investing activities                           (17,538)       (59,580)

                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                        THREE MONTHS ENDED JUNE 30,
                                                            1999           2000
                                                          --------       --------
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings      $ 16,930       $ 64,791
Repayment of debt and capital lease obligations             (1,435)          (494)
Purchase of treasury stock                                  (2,864)          --
Payment of deferred financing costs                           (963)          --
Proceeds from exercise of stock options                         27             80
                                                          --------       --------
Net cash provided by financing activities                   11,695         64,377
                                                          --------       --------
Net change in cash                                           2,334          1,250
Cash at beginning of period                                  4,953          6,279
                                                          --------       --------
Cash at end of period                                     $  7,287       $  7,529
                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                $    896       $  1,124
Cash paid for interest                                       1,556          3,613




SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2000.

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

3. ACQUISITIONS

Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle"). In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets"), (collectively the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot-Spring, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, will provide anodizing, chemical film coating, phosphate flouride coating, passivation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined purchase price for these acquisitions was $101,130. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $57,485 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

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

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3. ACQUISITIONS (Continued)

In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company, Construction Brevitees d'Alfortville, and Lee Aerospace, Inc. and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. (collectively the "2000 Acquisitions"). For more information about the 2000 Acquisitions, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

The following unaudited pro forma information has been prepared assuming the 2001 Acquisitions and the 2000 Acquisitions had occurred on April 1, 1999: Net Sales - $132,377; Net Income - $9,413; Earnings per Common Share - Basic - $0.80; and Earnings per Common Share - Diluted - $0.76. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4. INVENTORIES

The components of inventories are as follows:

                                               MARCH 31,      JUNE 30,
                                                 2000          2000
                                               --------      --------

Raw materials                                  $ 34,195      $ 43,306
Work-in-process                                  46,189        67,475
Finished goods                                   43,366        42,017
                                               --------      --------
Total inventories                              $123,750      $152,798
                                               ========      ========

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                               MARCH 31,      JUNE 30,
                                                 2000          2000
                                               --------      --------

Revolving credit facility                      $107,204      $171,995
Subordinated promissory notes                    17,686        50,544
Industrial revenue bonds                          5,497         5,125
Capital lease obligations                         7,661         7,474
Other debt                                          760         4,421
                                               --------      --------
                                                138,808       239,559
Less current portion                              4,856         5,140
                                               --------      --------
                                               $133,952      $234,419
                                               ========      ========

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

5. LONG-TERM DEBT (Continued)

Effective April 1, 2000, in connection with the ACR and Chem-Fab acquisitions, the Company assumed approximately $32,626 of seller financing with a 7% interest rate and $3,588 of other debt. In July 2000, the Company retired $30,626 of the assumed seller financing and approximately $3,200 of the assumed other debt. These payments were funded by borrowings under the Credit Facility.

6. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                               JUNE 30,
                                                           --------------------
(in thousands)                                              1999          2000
                                                           ------        ------
Weighted average common shares outstanding                 11,737        11,672
Net effect of dilutive stock options                           68            75
Net effect of dilutive warrant                                650           650
                                                           ------        ------
Weighted average common shares outstanding -
   assuming dilution                                       12,455        12,397
                                                           ======        ======



Options to purchase 171,817 shares of common stock, at prices ranging from $32.19 per share to $45.38 per share, were outstanding during the first quarter of fiscal 2001. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2000 and, therefore, the effect would be antidilutive.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

7. SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:


                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      -------------------------
                                        1999            2000
                                      ---------       ---------
Net Sales:
      Aviation                        $  86,055       $ 112,840
      Metals                             18,839          16,156
                                      ---------       ---------
                                      $ 104,894       $ 128,996
                                      =========       =========
Income before income taxes:
Operating income (expense):
      Aviation                        $  14,669       $  18,104
      Metals                                930             924
      Corporate                            (777)         (1,056)
                                      ---------       ---------
                                         14,822          17,972
      Interest expense and other          1,855           4,843
                                      ---------       ---------
                                      $  12,967       $  13,129
                                      =========       =========
Capital expenditures:
      Aviation                        $   4,135       $   4,529
      Metals                                372             799
      Corporate                            --                 9
                                      ---------       ---------
                                      $   4,507       $   5,337
                                      =========       =========

Depreciation and amortization:

      Aviation                        $   4,419       $   6,103
      Metals                                295             294
      Corporate                              12              18
                                      ---------       ---------
                                      $   4,726       $   6,415
                                      =========       =========

                                   MARCH 31, 2000    JUNE 30, 2000
                                   --------------    -------------
Assets:
      Aviation                        $ 477,374       $ 598,007
      Metals                             27,410          31,265
      Corporate                           2,147           4,898
                                      ---------       ---------
                                      $ 506,931       $ 634,170
                                      =========       =========


During the three months ended June 30, 1999 and 2000, the Company had foreign sales of $11,677 and $22,271, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation segment increased by $26.8 million, or 31.1%, to $112.8 million for the first quarter of fiscal 2001 from $86.1 million for the first quarter of fiscal 2000. This increase was due to the inclusion of an aggregate of $31.8 million and $5.8 million in net sales in the first quarter of fiscal 2001 and fiscal 2000, respectively, for Ralee Engineering Company ("Ralee"), Lee Aerospace, Inc. ("Lee"), Triumph Components-San Diego, Inc. ("Triumph Components"), and Construction Brevitees d'Alfortville ("CBA") (collectively the "2000 Acquisitions") and ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle"), (collectively the "2001 Acquisitions"). Net sales for the other operating divisions and subsidiaries in the Aviation segment experienced a 1.0% increase, totaling $0.8 million from the prior year period. The increase in sales was due to an increase in volume associated with certain Boeing commercial airplane programs, specifically increases in the 737 Next Generation, 747, 767 and 777, as well as the E-2C, Canadair's RJ programs and the Airbus A320. However, offsetting the increase in volume were pricing pressures experienced during the first quarter of fiscal 2001.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation segment increased by $18.4 million, or 32.3%, to $75.4 million for the first quarter of fiscal 2001 from $57.0 million for the first quarter fiscal 2000. This increase was due to the inclusion of $20.5 million and $3.3 million in the first quarter of fiscal 2001 and fiscal 2000, respectively, of costs of products sold associated with net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Costs of products sold for the other operating divisions and subsidiaries in the Aviation segment increased by $1.1 million, or 2.1%, due to the increase in shipments for the programs discussed above.

     GROSS PROFIT. Gross profit for the Aviation segment increased by $8.4 million, or 28.9%, to $37.4 million for the first quarter of fiscal 2001 from $29.0 million for the first quarter of fiscal 2000. This increase was due to the inclusion of $11.3 million and $2.5 million in the first quarter of fiscal 2001 and fiscal 2000, respectively, of gross profit on the net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. As a percentage of net sales, gross profit for the Aviation segment was 33.2% and 33.7% for the first quarter of fiscal 2001 and 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation segment increased by $3.3 million, or 32.9%, to $13.2 million for the first quarter of fiscal 2001 from $9.9 million for the first quarter of fiscal 2000, due to the 2000 Acquisitions and the 2001 Acquisitions and the higher volume discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation segment increased by $1.7 million, or 38.1%, to $6.1 million for the first quarter of fiscal 2001 from $4.4 million for the first quarter of fiscal 2000. The increase was due to the assets acquired in connection with the 2000 Acquisitions and the 2001 Acquisitions as well as an increase in depreciation at certain operating units due to capital expenditures.

     OPERATING INCOME. Operating income for the Aviation segment increased by $3.4 million, or 23.4%, to $18.1 million for the first quarter of fiscal 2001 from $14.7 million for the first quarter of fiscal 2000. This increase was primarily due to the addition of net sales and profits generated by the 2000 Acquisitions and the 2001 Acquisitions. All other operating divisions and subsidiaries in the Aviation segment experienced a 7.9% decline in operating income from the prior year. As a percentage of net sales, operating income for the Aviation segment was 16.0% for the first quarter of fiscal 2001 and 17.0% for the first quarter of fiscal 2000.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

     NET SALES. Net sales for the Metals segment decreased by $2.7 million, or 14.2%, to $16.2 million for the first quarter of fiscal 2001 from $18.8 million for the first quarter of fiscal 2000. This decrease was mainly due to a decrease in activity at the Company's structural steel erection operation.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals segment decreased by $2.7 million, or 17.9%, to $12.2 million for the first quarter of fiscal 2001 from $14.9 million for the first quarter of fiscal 2000. This decrease mainly was due to the decrease in activity at the Company's structural steel erection operation.

     GROSS PROFIT. Gross profit for the Metals segment decreased to $3.9 million for fiscal 2001 from $4.0 million for the prior year period. As a percentage of net sales, gross profit for the Metals segment was 24.4% and 21.0% for the first quarter of fiscal 2001 and fiscal 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals segment remained at $2.7 million for the first quarter of fiscal 2001 unchanged from the first quarter of fiscal 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals segment remained unchanged at $0.3 million for the first quarter of fiscal 2001 from the first quarter of fiscal 2000.

     OPERATING INCOME. Operating income for the Metals segment remained unchanged at $0.9 million for the first quarter of fiscal 2001 from the first quarter of fiscal 2000. As a percentage of net sales, operating income for the Metals segment was 5.7% and 4.9% for the first quarter of fiscal 2001 and 2000, respectively.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.3 million, or 35.9%, to $1.1 million for the first quarter of fiscal 2001 from $0.8 million for the first quarter of fiscal 2000.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased by $3.0 million, or 161.1%, to $4.8 million for the first quarter of fiscal 2001 from $1.9 million for the first quarter of fiscal 2000. This increase was primarily due to increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility.

     INCOME TAX EXPENSE. The effective tax rate was 37.0% for the first quarter of fiscal 2001 and 36.5% for the first quarter of fiscal 2000.

     NET INCOME. Net income increased to $8.3 million for the first quarter of fiscal 2001 from $8.2 million for the prior year period. The increase in net income in first quarter 2001 was primarily attributable to the 2000 Acquisitions and the 2001 Acquisitions, partially offset by the reduced earnings of the remaining Aviation segment operating units and the increased interest expense due to the increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company used approximately $3.5 million of cash flows for operating activities for the three months ended June 30, 2000. The Company used approximately $59.6 million in investing activities and raised $64.4 million in financing activities for the three months ended June 30, 2000.

     As of June 30, 2000, $76.7 million was available under the Credit Facility. On June 30, 2000, an aggregate amount of approximately $172.0 million was outstanding under the Credit Facility, $165.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 7.89% per annum, and $7.0 million of which was accruing interest at the prime rate of 9.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

     Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc., Chem-Fab Corporation and Airborne Nacelle Services, Inc. In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust. The combined cash portion of the purchase prices paid at closing for these acquisitions of approximately $54.2 million was funded by borrowings under the Company's Credit Facility. In connection with these acquisitions, the Company assumed $32.6 million of seller financing, which accrued interest at 7%, and $3.6 million of other debt. In July 2000, the Company retired $30.6 million of the assumed seller financing and approximately $3.2 million of the assumed other debt. These payments were funded by borrowings under the Credit Facility.

     Capital expenditures were approximately $5.3 million for the three months ended June 30, 2000 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $20.0 million for its fiscal year ending March 31, 2001. The expenditures are expected to be used mainly to expand capacity at several facilities.

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

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations and there can be no assurance that these expectations will be realized. Among other factors that could cause actual results to differ materially from expectations are competitive factors relating to the aviation and metals industries, dependence of certain of the Company's businesses on certain key customers, need for additional financing for acquisitions and capital expenditures on terms acceptable to the Company, cancellations, reductions or delays in customer orders, product liabilities in excess of the Company's insurance and general economic conditions affecting the Company's two business segments. For a more detailed discussion of these and other factors affecting the Company, see risk factors described in the Company's Annual Report on Form 10-K, for the year ended March 31, 2000, filed with the SEC in June 2000.

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

              Not applicable

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A.   Exhibits

                   (27)  Financial Data Schedule

              B.   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 2000

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

Dated:  August 14, 2000