Form 10-Q
period 2000-09-30
TRIUMPH GROUP INC /
filed 2000-11-13
CIK 1021162

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000.

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

Commission File Number:    1-12235
                        -------------

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

Common Stock, par value $0.001 per share, 8,330,224 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of November 1, 2000

                              TRIUMPH GROUP, INC.
                                     INDEX

                                                                 PAGE NUMBER
Part I. Financial Information
     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets                             1
              March 31, 2000 and September 30, 2000

              Consolidated Statements of Income                       3
              Three months ended September 30, 1999 and 2000
              Six months ended September 30, 1999 and 2000

              Consolidated Statements of Cash Flows                   4
              Six months ended September 30, 1999 and 2000

              Notes to Consolidated Financial Statements              6
              September 30, 2000

     Item 2.  Management's Discussion and Analysis of Financial      11
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About         16
              Market Risk

Part II. Other Information

     Item 1.  Legal Proceedings                                      17

     Item 2.  Changes in Securities                                  17

     Item 3.  Defaults upon Senior Securities                        17

     Item 4.  Submission of Matters to a Vote of Security Holders    17

     Item 5.  Other Information                                      18

     Item 6.  Exhibits and Reports on Form 8-K                       18

Signature Page                                                       19

Part I.  Financial Information
     Item: 1.  Financial Statements

                              Triumph Group, Inc.
                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                               MARCH 31,  SEPTEMBER 30,
                                                 2000         2000
                                               --------   -------------
                                                           (unaudited)
ASSETS
Current assets:
   Cash                                        $  6,279     $  6,325
   Accounts receivable, net                      78,960       87,909
   Inventories                                  123,750      164,301
   Prepaid expenses and other                     4,730        5,239
                                               --------     --------
Total current assets                            213,719      263,774

Property and equipment, net                     122,787      157,410

Excess of cost over net assets acquired, net    144,027      197,424
Intangible assets and other, net                 26,398       77,222
                                               --------     --------

Total assets                                   $506,931     $695,830
                                               ========     ========

                              Triumph Group, Inc.
                    Consolidated Balance Sheets (continued)
                 (dollars in thousands, except per share data)

                                                             MARCH 31,   SEPTEMBER 30,
                                                              2000           2000
                                                            ---------    -----------
                                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                         $  34,996    $  70,066
   Accrued expenses                                            45,316       52,909
   Income taxes payable                                         2,899        4,041
   Deferred income taxes                                        1,365        2,707
   Current portion of long-term debt                            4,856       30,987
                                                            ---------    ---------
Total current liabilities                                      89,432      160,710

Long-term debt, less current portion                          133,952      232,740
Deferred income taxes and other                                39,177       40,937

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares issued                     9            9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                        3            3
   Capital in excess of par value                             135,418      135,418
   Treasury stock, at cost, 229,175 and 223,237 shares         (5,580)      (5,436)
   Accumulated other comprehensive loss                          (684)      (1,179)
   Retained earnings                                          115,204      132,628
                                                            ---------    ---------
Total stockholders' equity                                    244,370      261,443
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 506,931    $ 695,830
                                                            =========    =========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       2000       2000       1999
                                                     --------   --------   --------   --------
Net sales                                            $110,276   $131,563   $215,170   $260,559

Operating costs and expenses:
    Cost of products sold                              76,370     89,288    148,281    176,930
    Selling, general, and administrative               13,882     16,602     27,317     33,569
    Depreciation and amortization                       4,790      6,194      9,516     12,609
                                                     --------   --------   --------   --------
                                                       95,042    112,084    185,114    223,108

Operating income                                       15,234     19,479     30,056     37,451
Interest expense and other                              2,316      4,917      4,171      9,760
                                                     --------   --------   --------   --------
Income before income taxes                             12,918     14,562     25,885     27,691
Income tax expense                                      4,728      5,389      9,460     10,247
                                                     --------   --------   --------   --------
Net income                                           $  8,190   $  9,173   $ 16,425   $ 17,444
                                                     ========   ========   ========   ========

Earnings Per Share -- Basic:
 Net income                                          $   0.70   $   0.79   $   1.40   $   1.49
                                                     ========   ========   ========   ========

Weighted average common shares outstanding -- Basic    11,692     11,676     11,712     11,674
                                                     ========   ========   ========   ========

Earnings Per Share -- Assuming Dilution:
 Net income                                          $   0.66   $   0.74   $   1.32   $   1.41
                                                     ========   ========   ========   ========

Weighted average common shares outstanding --
 Assuming Dilution                                     12,397     12,426     12,423     12,411
                                                     ========   ========   ========   ========

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                                1999       2000
                                                                ----       ----
OPERATING ACTIVITIES
Net income                                                   $ 16,425    $  17,444
Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Depreciation and amortization                              9,516       12,609
     Provision for deferred income taxes                        3,267        4,174
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                          444          493
     Changes in other current assets and liabilities, net of
        acquisitions of businesses:
        Accounts receivable                                      (360)         729
        Inventories                                            (7,647)     (16,363)
        Prepaid expenses and other                               (990)         710
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                (8,261)      (9,541)
     Other                                                       (462)      (3,943)
                                                              -------     --------

Net cash provided by operating activities                      11,932        6,312
INVESTING ACTIVITIES
Capital expenditures, net                                      (7,113)     (10,675)
Proceeds from sale of assets                                    5,794         --
Cash used for businesses acquired                             (22,419)     (90,871)
                                                              -------     --------
Net cash used in investing activities                         (23,738)    (101,546)

                              Triumph Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                  (unaudited)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                         1999       2000
                                                         ----       ----
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings   $ 19,506    $ 97,564
Repayment of debt and capital lease obligations          (1,758)     (2,408)
Purchase of treasury stock                               (4,611)       --
Payments of deferred financing costs                       (963)       --
Proceeds from exercise of stock options                     141         124
                                                       --------    --------
Net cash provided by financing activities                12,315      95,280
                                                       --------    --------
Net change in cash                                          509          46
Cash at beginning of period                               4,953       6,279
                                                       --------    --------
Cash at end of period                                  $  5,462    $  6,325
                                                       ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                             $  7,062    $  6,533
Cash paid for interest                                    3,808       8,789

SEE ACCOMPANYING NOTES.
                                      -5-

                              Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2000.

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACQUISITIONS

Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle"). In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets"). On September 30, 2000, the Company acquired certain product rights and assets associated with hydraulic systems and auxiliary power units (APU's), from Honeywell International, Inc., (the "Honeywell Acquisitions") (collectively the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot-Springs, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, will provide anodizing, chemical film coating, phosphate flouride coating, passivation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The Honeywell product rights and assets, which will be relocated from Honeywell International, Inc.'s Rocky Mount, North Carolina facility ot Triumph's Frisby Aerospace, Inc. subsidiary, located in Clemmons, North Carolina, are used in connection with the design, manufacture and overhaul of hydraulic pumps, motors and power transfer units. The Honeywell product rights and assets by which Triumph becomes the exclusive designated 700 APU Factory Service Center and exclusive distributor of new 660 APU products will be transferred to Triumph's Triumph Air Repair facility located in Phoenix, Arizona. The combined purchase price for the 2001 Acquisitions was $163,454. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments. Included in accounts payable at September 30, 2000 is $32,000 representing checks issued at closing which were outstanding at September 30, 2000.

                              Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3.  ACQUISITIONS (Continued)

Except for the Honeywell Acquisitions, the combined excess of the purchase price over the estimated fair value of the net assets acquired of $54,398 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis. The excess of the purchase price over the estimated fair value of the tangible assets acquired in the Honeywell Acquisitions of $50,175 has been recorded as intangibles. The intangibles related to the hydraulic systems are being amortized over 30 years and the intangibles related to the APU product rights are being amortized over 10 years.

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company, Construction Brevitees d'Alfortville, and Lee Aerospace, Inc. and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. (collectively the "2000 Acqusitions"). For more information about the 2000 Acquisitions, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

The following unaudited pro forma information has been prepared assuming the 2001 Acquisitions and the 2000 Acquisitions had occurred on April 1, 1999.

                             SIX MONTHS ENDED SEPTEMBER 30,
                             ------------------------------
                                   1999          2000
                                  ----           ----
Net sales                       $280,176       $275,997
Net income                        20,171         19,333
Earnings per common share
     Basic                          1.72           1.66
     Diluted                        1.62           1.56

The pro forma effects of the acquisitions of the Anadite Assets and the product rights for the 700 APU from Honeywell International, Inc. are not included in the above pro forma amounts because the required information is not available.

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

4.  INVENTORIES

The components of inventories are as follows:

                      MARCH 31,       SEPTEMBER 30,
                        2000             2000
                      --------         --------
Raw materials         $ 34,195         $ 41,226
Work-in-process         46,189           80,864
Finished goods          43,366           42,211
                      --------         --------
Total inventories     $123,750         $164,301
                      ========         ========

                              Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                MARCH 31,     SEPTEMBER 30,
                                  2000           2000
                                --------       --------
Revolving credit facility       $107,204       $204,768
Subordinated promissory notes     17,686         45,463
Industrial revenue bonds           5,497          5,089
Capital lease obligations          7,661          7,203
Other debt                           760          1,204
                                --------       --------
                                 138,808        263,727
Less current portion               4,856         30,987
                                --------       --------
                                $133,952       $232,740
                                ========       ========

Effective September 30, 2000, in connection with the Honeywell Acquisitions, the Company assumed approximately $27,000 of seller financing due December 31, 2000.

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                               ------------------   ---------------
(in thousands)                                   1999      2000       1999    2000
                                                ------    ------    ------   ------
Weighted average common shares outstanding      11,692    11,676    11,712   11,674
Net effect of dilutive stock options                55       100        61       87
Net effect of dilutive warrant                     650       650       650      650
                                                ------    ------    ------   ------
Weighted average common shares outstanding --
   assuming dilution                            12,397    12,426    12,423   12,411
                                                ======    ======    ======   ======

Options to purchase 147,650 shares of common stock, at prices ranging from $31.38 per share to $44.88 per share, were outstanding during the second quarter of fiscal 2001. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2000 and, therefore, the effect would be antidilutive.

                              Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

7.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:

                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                   ----------------------    ----------------------
                                      1999         2000        1999         2000
                                   ---------    ---------    ---------    ---------
Net Sales:
      Aviation                     $  91,728    $ 115,222    $ 177,783    $ 228,062
      Metals                          18,548       16,341       37,387       32,497
                                   ---------    ---------    ---------    ---------
                                   $ 110,276    $ 131,563    $ 215,170    $ 260,559
                                   =========    =========    =========    =========
Income before income taxes:
Operating income (expense):
      Aviation                     $  15,181    $  19,965    $  29,850    $  38,069
      Metals                             998          731        1,928        1,655
      Corporate                         (945)      (1,217)      (1,722)      (2,273)
                                   ---------    ---------    ---------    ---------
                                      15,234       19,479       30,056       37,451
      Interest expense and other       2,316        4,917        4,171        9,760
                                   ---------    ---------    ---------    ---------
                                   $  12,918    $  14,562    $  25,885    $  27,691
                                   =========    =========    =========    =========
Capital expenditures:
      Aviation                     $   2,353    $   3,538    $   6,488    $   8,067
      Metals                             244        1,785          616        2,584
      Corporate                            9           15            9           24
                                   ---------    ---------    ---------    ---------
                                   $   2,606    $   5,338    $   7,113    $  10,675
                                   =========    =========    =========    =========
Depreciation and amortization:
      Aviation                     $   4,481    $   5,883    $   8,900    $  11,986
      Metals                             297          293          592          587
      Corporate                           12           18           24           36
                                   ---------    ---------    ---------    ---------
                                   $   4,790    $   6,194    $   9,516    $  12,609
                                   =========    =========    =========    =========

                                   MARCH 31,   SEPTEMBER 30,
                                      2000        2000
                                    --------    --------
Assets:
      Aviation                      $477,374    $663,384
      Metals                          27,410      30,087
      Corporate                        2,147       2,359
                                    --------    --------
                                    $506,931    $695,830
                                    ========    ========

For the three months ended September 30, 1999 and 2000, the Company had foreign sales of $17,116 and $24,868, respectively. For the six months ended September 30, 1999 and 2000, the Company had foreign sales of $33,037 and $47,139, respectively.

                              Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)
8.  SUBSEQUENT EVENT

On October 16, 2000, the Company amended its revolving credit facility ("Credit Facility") with its lenders to increase the Credit Facility to $350,000 from $250,000 and amend certain terms and covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation Segment increased by $23.5 million, or 25.6%, to $115.2 million for the second quarter of fiscal 2001 from $91.7 million for the second quarter of fiscal 2000. This increase was due to the inclusion of an aggregate of $23.8 million and $1.4 million in net sales in the second quarter of fiscal 2001 and 2000, respectively, for Lee Aerospace, Inc. ("Lee"), Triumph Components - San Diego, Inc. ("Triumph Components") and Construction Brevitees d'Alfortville ("CBA") (collectively the "2000 Acquisitions") and ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") (collectively the "2001 Acquisitions"). Net sales for the other operating divisions and subsidiaries in the Aviation Segment increased by $1.1 million, or 1.2%, from the prior year period.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Segment increased by $14.5 million, or 23.5%, to $76.3 million for the second quarter of fiscal 2001 from $61.8 million for the second quarter fiscal 2000. This increase was due to the inclusion of $15.8 million and $0.9 million in the second quarter of fiscal 2001 and 2000, respectively, of costs of products sold associated with net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Segment decreased by $0.4 million, or 0.7% from the prior year period.

     GROSS PROFIT. Gross profit for the Aviation Segment increased by $9.0 million, or 30.0%, to $38.9 million for the second quarter of fiscal 2001 from $30.0 million for the second quarter of fiscal 2000. This increase was due to the inclusion of $8.0 million and $0.5 million in the second quarter of fiscal 2001, and 2000, respectively, of gross profit on the net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Gross profit for the other operating divisions and subsidiaries increased by $1.5 million, or 5.0%, over the prior year period. As a percentage of net sales, gross profit for the Aviation Segment was 33.8% for the second quarter of fiscal 2001 and 32.7% for the second quarter of fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Segment increased by $2.8 million, or 27.2%, to $13.1 million for the second quarter of fiscal 2001 from $10.3 million for the second quarter of fiscal 2000, primarily due to the 2000 Acquisitions and the 2001 Acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Segment increased by $1.4 million, or 31.3%, to $5.9 million for the second quarter of fiscal 2001 from $4.5 million for the second quarter of fiscal 2000, primarily due to the assets acquired in connection with the 2000 Acquisitions and the 2001 Acquisitions.

     OPERATING INCOME. Operating income for the Aviation Segment increased by $4.8 million, or 31.5%, to $20.0 million for the second quarter of fiscal 2001 from $15.2 million for the second quarter of fiscal 2000. This increase was primarily due to the addition of net sales and profits generated by the 2000 Acquisitions and the 2001 Acquisitions. The other operating divisions and subsidiaries in the Aviation Segment as a group experienced a 4.6% increase in operating income from the prior year. As a percentage of net sales, operating income for the Aviation Segment was 17.3% for the second quarter of fiscal 2001 and 16.6% for the second quarter of fiscal 2000.

                    Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)
METALS SEGMENT

     NET SALES. Net sales for the Metals Segment decreased by $2.2 million, or 11.9%, to $16.3 million for the second quarter of fiscal 2001 from $18.5 million for the second quarter of fiscal 2000. This decrease was mainly due to import pricing pressures and lower volume at the Company's electro-galvanized steel operation.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Segment decreased by $1.6 million, or 10.9%, to $13.0 million for the second quarter of fiscal 2001 from $14.6 million for the second quarter of fiscal 2000. This decrease mainly was due to the decrease in volume at the Company's electro-galvanized steel operation.

     GROSS PROFIT. Gross profit for the Metals Segment decreased by $0.6 million, or 15.5%, to $3.3 million for fiscal 2001 from $4.0 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Segment was 20.4% and 21.3% for the second quarter of fiscal 2001 and fiscal 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Segment decreased by $0.3 million, or 12.9%, to $2.3 million from $2.7 million in the second quarter of fiscal 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Segment remained unchanged at $0.3 million for the second quarter of fiscal 2001 from the second quarter of fiscal 2000.

     OPERATING INCOME. Operating income for the Metals Segment decreased by $0.3 million, or 26.8%, to $0.7 million for the second quarter of fiscal 2001 from $1.0 million for the second quarter of fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Segment was 4.5% and 5.4% for the second quarter of fiscal 2001 and 2000, respectively.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.3 million, or 28.8%, to $1.2 million for the second quarter of fiscal 2001 from $0.9 million for the second quarter of fiscal 2000.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased by $2.6 million, or 112.3%, to $4.9 million for the second quarter of fiscal 2001 from $2.3 million for the second quarter of fiscal 2000. This increase was primarily due to increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on the Company's amended and restated credit facility ("Credit Facility").

     INCOME TAX EXPENSE. The effective tax rate was 37.0% for the second quarter of fiscal 2001 and 36.6% for the second quarter of fiscal 2000.

     NET INCOME. Net income increased by $1.0 million, or 12.0%, to $9.2 million for the second quarter of fiscal 2001 from $8.2 million for the second quarter of fiscal 2000. The increase in second quarter 2001 net income was primarily attributable to the 2000 Acquisitions and the 2001 Acquisitions, partially offset by the increased interest expense due to the increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions.
                                      -12-

                    Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1999

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation Segment increased by $50.3 million, or 28.3%, to $228.1 million for the six months ended September 30, 2000 from $177.8 million for the six months ended September 30, 1999. This increase was due to the inclusion of an aggregate of $50.3 million and $1.4 million in net sales in the first six months of fiscal 2001 and 2000, respectively, generated by the 2000 Acquisitions and the 2001 Acquisitions. Net sales for the other operating divisions and subsidiaries in the Aviation Segment increased by $1.4 million, or 0.8%, over the prior year period.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Segment increased by $32.9 million, or 27.7%, to $151.7 million for the first six months of fiscal 2001 from $118.8 million for the first six months of fiscal 2000. This increase was due to the inclusion of $32.9 million and $0.9 million in the first six months of fiscal 2001 and 2000, respectively, of costs of products sold associated with net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Segment increased by $0.9 million, or 0.8%, over the prior year period.

     GROSS PROFIT. Gross profit for the Aviation Segment increased by $17.4 million, or 29.5%, to $76.3 million for the first six months of fiscal 2001 from $59.0 million for the first six months of fiscal 2000. This increase was due to the inclusion of $17.3 million and $0.5 million in the first six months of fiscal 2001 and 2000, respectively, of gross profit on the net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Gross profit for the other operating divisions and subsidiaries increased by $0.5 million, or 0.8%, over the prior year period. As a percentage of net sales, gross profit for the Aviation Segment was 33.5% and 33.2% for the first six months of fiscal 2001 and 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Segment increased by $6.1 million, or 30.0%, to $26.3 million for the first six months of fiscal 2001 from $20.2 million for the first six months of fiscal 2000, primarily due to the 2000 Acquisitions and the 2001 Acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Segment increased by $3.1 million, or 34.7%, to $12.0 million for the first six months of fiscal 2001 from $8.9 million for the first six months of fiscal 2000, primarily due to the assets acquired in connection with the 2000 Acquisitions and the 2001 Acquistions.

     OPERATING INCOME. Operating income for the Aviation Segment increased by $8.2 million, or 27.5%, to $38.1 million for the first six months of fiscal 2001 from $29.9 million for the first six months of fiscal 2000. This increase was primarily due to the addition of net sales and profits generated by the 2000 Acquisitions and the 2001 Acquisitions. The other operating divisions and subsidiaries in the Aviation Segment as a group experienced a 2.6% decline in operating income from the prior year mainly due to higher depreciation expense. As a percentage of net sales, operating income for the Aviation Segment was 16.7% for the first six months of fiscal 2001 and 16.8% for the first six months of fiscal 2000.
 -13-

                    Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

NET SALES. Net sales for the Metals Segment decreased by $4.9 million, or 13.1%, to $32.5 million for the first six months of fiscal 2001 from $37.4 million for the first six months of fiscal 2000. This decrease was mainly due to decreased activity at the Company's structural steel erection operation and import pricing pressures and lower volume at the Company's electro-galvanized steel operation.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Segment decreased by $4.3 million, or 14.5%, to $25.2 million for the first six months of fiscal 2001 from $29.5 million for the first six months of fiscal 2000. This decrease mainly was due to the decrease in activity at the Company's structural steel erection operation and the lower volume at the Company's electro-galvanized steel operation.

     GROSS PROFIT. Gross profit for the Metals Segment decreased by $0.6 million, or 7.9%, to $7.3 million for the first six months of fiscal 2001 from $7.9 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Segment was 22.4% and 21.2% for the first six months of fiscal 2001 and fiscal 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Segment decreased by $0.4 million, or 6.5%, to $5.0 million from $5.4 million in the first six months of fiscal 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Segment remained unchanged from the prior year period at $0.6 million for the six months ended September 30, 2000.

     OPERATING INCOME. Operating income for the Metals Segment decreased by $0.3 million, or 14.2%, to $1.7 million for the first six months of fiscal 2001 from $1.9 million for the first six months of fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Segment was 5.1% and 5.2% for the first six months of fiscal 2001 and 2000, respectively.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.6 million, or 32.0%, to $2.3 million for the first six months of fiscal 2001 from $1.7 million for the first six months of fiscal 2000.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased by $5.6 million, or 134.0%, to $9.8 million for the first six months of fiscal 2001 from $4.2 million for the first six months of fiscal 2000. This increase was primarily due to increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher rate on the Company's Credit Facility.

     INCOME TAX EXPENSE. The effective tax rate was 37.0% for the first six months of fiscal 2001 and 36.5% for the first six months of fiscal 2000.

     NET INCOME. Net income increased by $1.0 million, or 6.2%, to $17.4 million for the first six months of fiscal 2001 from $16.4 million for the first six months of fiscal 2000. The increase fiscal 2000 net income was primarily attributable to the 2000 Acquisitions and the 2001 Acquisitions, partially offset by the reduced earnings of the remaining Aviation Segment operating units and the increased interest expense due to the increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions.

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations
                                  (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $6.3 million of cash flows from operating activities for the six months ended September 30, 2000. The Company used approximately $101.5 million in investing activities and raised $95.3 million in financing activities for the six months ended September 30, 2000.

     On October 16, 2000, the Company amended its revolving credit facility ("Credit Facility") with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, and amend certain terms and covenants. As of September 30, 2000, $44.0 million was available under the Credit Facility. On September 30, 2000, an aggregate amount of approximately $204.8 million was outstanding under the Credit Facility, $200.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 8.12% per annum, and $4.8 million of which was accruing interest at the prime rate of 9.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

     Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc., Chem-Fab Corporation and Airborne Nacelle Services, Inc. In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust. The combined cash portion of the purchase prices paid at closing for these acquisitions of approximately $54.2 was funded by borrowings under the Company's Credit Facility. In connection with these acquisitions, the Company assumed $32.6 million of seller financing, which accrued interest at 7%, and $3.6 million of other debt. In July 2000, the Company retired $30.6 million of the assumed seller financing and approximately $3.2 million of the assumed other debt. These payments were funded by borrowings under the Credit Facility.

     Effective September 30, 2000, the Company acquired certain product rights and assets from Honeywell International, Inc. The Company paid $32.0 million at closing, which was included in accounts payable at September 30, 2000 and assumed $27.0 million of seller financing due December 31, 2000.

     Capital expenditures were approximately $10.7 million for the six months ended September 30, 2000 primarily for manufacturing machinery and equipment for the Aviation Segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $20.0 million for its fiscal year ending March 31, 2001. The expenditures are expected to be used primarily to expand capacity at several facilities.

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

                              TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

          On October 5, 2000, The Triumph Group Operations, Inc. settled the personal injury lawsuit pending in the U.S. District Court for the Eastern District of Virginia, Richmond, Virginia titled JOYCE W. CHANDLER V. WESTWARD INDUSTRIES, LTD., WHITE BEAR SALES, INC, GENUINE PARTS COMPANY T/A NAPA AUTO PARTS, THE IFH GROUP, INC., DELUXE TANK MFG. CO., STANT MANUFACTURING INC., AND THE TRIUMPH GROUP OPERATIONS D/B/A DELUXE SPECIALTIES MANUFACTURING, CO. The settlement amount was within the Company's product liability insurance limits. Final documentation reflecting the settlement and terminating the lawsuit and all claims against the Company has been prepared and will be filed with the court shortly.

    Item 2.   Changes in Securities

          Not applicable

    Item 3.   Defaults upon Senior Securities

          Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on July 26, 2000. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

     1. Election of six persons to the Company's Board of Directors to serve until the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

          RICHARD C. ILL:
          7,758,260 Affirmative
              5,085 Against

          JOHN R. BARTHOLDSON:
          7,749,844 Affirmative
             13,501 Against

          CLAUDE F. KRONK:
          7,758,365 Affirmative
              4,980 Against

          RICHARD C. GOZON
          7,758,365 Affirmative
              4,980 Against

          JOSEPH M. SILVESTRI
          7,596,174 Affirmative
            167,171 Against

          WILLIAM O. ALBERTINI
          7,749,819 Affirmative
             13,526 Against

     2. Ratification of the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending March 31, 2001.

          7,745,240 Affirmative
             15,255 Negative
              2,850 Withheld

    Item 5.   Other Information

         Not  applicable

    Item 6.   Exhibits and Reports on Form 8-K

         A.   Exhibits

              (10.28) Employment Agreement with Richard C. Ill dated July 1, 1999 (a)

              (10.29) Employment Agreement with John R. Bartholdson dated July 1, 1999 (a)

              (10.30) Employment Agreement with Richard M. Eisenstaedt dated July 1, 1999 (a)

              (10.31) Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association as Administrative Agent, Bank of America, N.A. as Documentation Agent, First Union National Bank as Syndication Agent and Mellon Bank, N.A. as Co-Agent

              (10.32) Employment Agreement with Lawrence J. Resnick dated August 1, 2000.

              (27)     Financial Data Schedule

              ---------------
              (a) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2000

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


Dated:  November 13, 2000