Form 10-Q/A
period 2000-09-30
TRIUMPH GROUP INC /
filed 2000-11-14
CIK 1021162

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
                                                     ========   ========   ========   ========

SEE ACCOMPANYING NOTES.

                              Triumph Group, Inc.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                                1999       2000
                                                                ----       ----
OPERATING ACTIVITIES
Net income                                                   $ 16,425    $  17,444
Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Depreciation and amortization                              9,516       12,609
     Provision for deferred income taxes                        3,267        4,174
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                          444          493
     Changes in other current assets and liabilities, net of
        acquisitions of businesses:
        Accounts receivable                                      (360)         729
        Inventories                                            (7,647)     (16,363)
        Prepaid expenses and other                               (990)         710
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                (8,261)      (9,541)
     Other                                                       (462)      (3,943)
                                                              -------     --------

Net cash provided by operating activities                      11,932        6,312
INVESTING ACTIVITIES
Capital expenditures, net                                      (7,113)     (10,675)
Proceeds from sale of assets                                    5,794         --
Cash used for businesses acquired                             (20,704)     (90,871)
                                                              -------     --------
Net cash used in investing activities                         (22,023)    (101,546)

                              Triumph Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                  (unaudited)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                         1999       2000
                                                         ----       ----
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings   $ 19,506    $ 97,564
Repayment of debt and capital lease obligations          (1,758)     (2,408)
Purchase of treasury stock                               (4,611)       --
Payments of deferred financing costs                       (963)       --
Proceeds from exercise of stock options                     141         124
                                                       --------    --------
Net cash provided by financing activities                12,315      95,280
                                                       --------    --------
Net change in cash                                        2,224          46
Cash at beginning of period                               4,953       6,279
                                                       --------    --------
Cash at end of period                                  $  7,177    $  6,325
                                                       ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                             $  7,062    $  6,533
Cash paid for interest                                    3,808       8,789

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


Dated:  November 14, 2000