Form 10-Q/A
period 2000-09-30
TRIUMPH GROUP INC /
filed 2000-11-16
CIK 1021162

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
                                                            =========    =========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       2000       1999       2000
                                                     --------   --------   --------   --------
Net sales                                            $110,276   $131,563   $215,170   $260,559

Operating costs and expenses:
    Cost of products sold                              76,370     89,288    148,281    176,930
    Selling, general, and administrative               13,882     16,602     27,317     33,569
    Depreciation and amortization                       4,790      6,194      9,516     12,609
                                                     --------   --------   --------   --------
                                                       95,042    112,084    185,114    223,108

Operating income                                       15,234     19,479     30,056     37,451
Interest expense and other                              2,316      4,917      4,171      9,760
                                                     --------   --------   --------   --------
Income before income taxes                             12,918     14,562     25,885     27,691
Income tax expense                                      4,728      5,389      9,460     10,247
                                                     --------   --------   --------   --------
Net income                                           $  8,190   $  9,173   $ 16,425   $ 17,444
                                                     ========   ========   ========   ========

Earnings Per Share -- Basic:
 Net income                                          $   0.70   $   0.79   $   1.40   $   1.49
                                                     ========   ========   ========   ========

Weighted average common shares outstanding -- Basic    11,692     11,676     11,712     11,674
                                                     ========   ========   ========   ========

Earnings Per Share -- Assuming Dilution:
 Net income                                          $   0.66   $   0.74   $   1.32   $   1.41
                                                     ========   ========   ========   ========

Weighted average common shares outstanding --
 Assuming Dilution                                     12,397     12,426     12,423     12,411
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


Dated:  November 16, 2000