Form 10-Q
period 2000-12-31
TRIUMPH GROUP INC /
filed 2001-02-05
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 2000.

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

                                 (610) 975-0420
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   _X_      No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 8,982,096 shares and Class D common stock, par value $0.001 per share, 3,348,535 shares, each as of January 16, 2001

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information
                                                                     PAGE NUMBER
                                                                     -----------

      Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets                                      1
         March 31, 2000 and December 31, 2000

         Consolidated Statements of Income                                3
         Three months ended December 31, 1999 and 2000
         Nine months ended December 31, 1999 and 2000

         Consolidated Statements of Cash Flows                            4
         Nine months ended December 31, 1999 and 2000

         Notes to Consolidated Financial Statements                       6
         December 31, 2000

      Item 2. Management's Discussion and Analysis of Financial          10
              Condition and Results of  Operations

      Item 3. Quantitative and Qualitative Disclosures About             15
              Market Risk

Part II. Other Information

      Item 1. Legal Proceedings                                          16

      Item 2. Changes in Securities                                      16

      Item 3. Defaults upon Senior Securities                            16

      Item 4. Submission of Matters to a Vote of Security Holders        16

      Item 5. Other Information                                          16

      Item 6. Exhibits and Reports on Form 8-K                           16

Signature Page                                                           17

Part I. Financial Information
     Item: 1.  Financial Statements


                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                  MARCH 31,   DECEMBER 31,
                                                    2000         2000
                                                    ----         ----
                                                              (unaudited)
ASSETS
Current assets:
   Cash                                           $  6,279      $  6,339
   Accounts receivable, net                         78,960        97,307
   Inventories                                     123,750       165,053
   Prepaid expenses and other                        4,730         5,360
   Deferred income taxes                              --             188
                                                  --------      --------
Total current assets                               213,719       274,247

Property and equipment, net                        122,787       149,222

Excess of cost over net assets acquired, net       144,027       190,026
Intangible assets and other, net                    26,398        78,805
                                                  --------      --------

Total assets                                      $506,931      $692,300
                                                  ========      ========

                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                            MARCH 31,       DECEMBER 31,
                                                              2000             2000
                                                              ----             ----
                                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  34,996       $  67,842
   Accrued expenses                                            45,316          48,223
   Income taxes payable                                         2,899             414
   Deferred income taxes                                        1,365            --
   Current portion of long-term debt                            4,856           4,849
                                                            ---------       ---------
Total current liabilities                                      89,432         121,328

Long-term debt, less current portion                          133,952         251,577
Deferred income taxes and other                                39,177          47,484

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 8,551,786 shares and 9,201,786
     shares issued                                                  9               9
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     3,348,535 shares issued and outstanding                        3               3
   Capital in excess of par value                             135,418         135,418
   Treasury stock, at cost, 229,175 and 219,690 shares         (5,580)         (5,349)
   Accumulated other comprehensive loss                          (684)           (780)
   Retained earnings                                          115,204         142,610
                                                            ---------       ---------
Total stockholders' equity                                    244,370         271,911
                                                            ---------       ---------

Total liabilities and stockholders' equity                  $ 506,931       $ 692,300
                                                            =========       =========




SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                          ------------------          ------------------
                                                          1999          2000          1999          2000
                                                          ----          ----          ----          ----
Net sales                                               $110,376      $143,163      $325,546      $403,722

Operating costs and expenses:
  Cost of products sold                                   75,491        96,496       223,772       273,426
  Selling, general, and administrative                    15,191        19,157        42,508        52,726
  Depreciation and amortization                            4,960         6,821        14,476        19,430
  Special charge                                             734          --             734          --
                                                        --------      --------      --------      --------
                                                          96,376       122,474       281,490       345,582

Operating income                                          14,000        20,689        44,056        58,140
Interest expense and other                                 2,655         5,906         6,826        15,666
                                                        --------      --------      --------      --------
Income before income taxes                                11,345        14,783        37,230        42,474
Income tax expense                                         2,569         4,781        12,029        15,028
                                                        --------      --------      --------      --------
Net income                                              $  8,776      $ 10,002      $ 25,201      $ 27,446
                                                        ========      ========      ========      ========
Earnings Per Share - Basic:
Net income                                              $   0.75      $   0.83      $   2.15      $   2.32
                                                        ========      ========      ========      ========
Weighted average common shares outstanding - Basic        11,664        12,068        11,697        11,806
                                                        ========      ========      ========      ========
Earnings Per Share - Assuming Dilution:
Net income                                              $   0.71      $   0.80      $   2.03      $   2.21
                                                        ========      ========      ========      ========
Weighted average common shares outstanding -
Assuming Dilution                                         12,359        12,459        12,403        12,427
                                                        ========      ========      ========      ========




SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                      1999           2000
                                                                      ----           ----
OPERATING ACTIVITIES
Net income                                                        $  25,201       $  27,446
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   14,476           19,430
     Provision for deferred income taxes                              3,933            6,107
     Interest on subordinated and junior subordinated
       promissory notes paid by issuance of
       additional notes                                                 677             747
     Changes in other current assets and liabilities, net of
       acquisitions and businesses:
       Accounts receivable                                            5,468          (8,631)
       Inventories                                                   (7,405)        (18,080)
       Prepaid expenses and other                                     1,115             625
       Accounts payable, accrued expenses, and accrued
         income taxes payable                                       (13,321)        (14,107)
     Other                                                           (3,393)          2,751
                                                                  ---------       ---------
Net cash provided by operating activities                            26,751          16,288

INVESTING ACTIVITIES
Capital expenditures, net                                            (9,283)        (17,900)
Proceeds from sale of assets                                          5,991          11,866
Cash used for businesses acquired                                   (39,886)       (124,529)
                                                                  ---------       ---------
Net cash used in investing activities                               (43,178)       (130,563)

                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                       NINE MONTHS ENDED DECEMBER 31,
                                                       -----------------------------
                                                             1999           2000
                                                             ----           ----
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings      $  24,905       $ 117,734
Repayment of debt and capital lease obligations              (2,080)         (3,311)
Purchase of treasury stock                                   (4,611)           --
Payments of deferred financing costs                           (985)           (362)
Proceeds from issuance of long-term debt                         90              83
Proceeds from exercise of stock options                         141             191
                                                          ---------       ---------
Net cash provided by financing activities                    17,460         114,335
                                                          ---------       ---------

Net change in cash                                            1,033              60
Cash at beginning of period                                   4,953           6,279
                                                          ---------       ---------

Cash at end of period                                     $   5,986       $   6,339
                                                          =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                $   6,856       $   6,457
Cash paid for interest                                        5,848          14,147





SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2000.

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

NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133 were amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of Statement 133." The provisions of these Statements are effective for fiscal years beginning after June 15, 2000. Had the Company adopted SFAS 133 at December 31, 2000, the estimated impact to the consolidated balance sheet and consolidated statement of income would not have been material.


3. ACQUISITIONS

Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") and in May 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets") (collectively, the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot-Springs, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3. ACQUISITIONS (Continued)

Company's existing operating facilities, provide anodizing, chemical film coating, phosphate flouride coating, passivation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined purchase price for the 2001 Acquisitions was $101,404. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments.

In addition to the above acquisitions, on September 30, 2000, in a number of transactions with Honeywell International, Inc. ("Honeywell") the Company acquired certain product rights and assets associated with hydraulic systems, ("New Hydraulic Systems Product Line") and auxiliary power units ("APU's") ("New APU Product Lines"), (collectively, the "New Product Lines"). The New Hydraulic Systems Product Line, which will be relocated from Honeywell's Rocky Mount, North Carolina facility to Triumph's Frisby Aerospace, Inc. subsidiary, located in Clemmons, North Carolina, is used in connection with the design, manufacture and overhaul of hydraulic pumps, motors and power transfer units. The New APU Product Lines, by which Triumph has become the exclusive designated 700 APU Factory Service Center and exclusive distributor of new 660 APU products, will be transferred to Triumph's Triumph Air Repair facility located in Phoenix, Arizona. The combined purchase price for the New Product Lines was $62,050. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, and direct costs of the acquisitions. Included in accounts payable at December 31, 2000, is $27,000 representing checks issued in payment for notes issued at closing.

The combined excess of the purchase price over the estimated fair value of the net assets acquired in the 2001 Acquisitions in the amount of $54,398 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis. The excess of the purchase price over the estimated fair value of the tangible assets acquired in the New Product Lines in the amount of $51,198 has been recorded as intangibles. The intangibles related to the hydraulic systems are being amortized over 30 years and the intangibles related to the APU product rights are being amortized over 10 years.

The 2001 Acquisitions and the acquisition of the New Product Lines have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

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

The following unaudited pro forma information for the nine months ended December 31, 1999 has been prepared assuming the 2001 Acquisitions and the 2000 Acquisitions had occurred on April 1, 1999: Net sales: $394,793; Net
Income: $29,166; Earnings per common share - Basic: $2.49; and Earnings per common share - Diluted: $2.35. The pro forma effect of the 2001 Acquisitions for the nine months ended December 31, 2000 was not material. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4. INVENTORIES

The components of inventories are as follows:

                                               MARCH 31,           DECEMBER 31,
                                                 2000                 2000
                                                 ----                 ----
Raw materials                                  $ 34,195             $ 42,188
Work-in-process                                  46,189               79,822
Finished goods                                   43,366               43,043
                                               --------             --------
Total inventories                              $123,750             $165,053
                                               ========             ========

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                 MARCH 31,        DECEMBER 31,
                                                   2000              2000
                                                   ----              ----
Revolving credit facility                        $107,204          $224,938
Subordinated promissory notes                      17,686            18,469
Industrial revenue bonds                            5,497             5,052
Capital lease obligations                           7,661             6,898
Other debt                                            760             1,069
                                                 --------          --------
                                                  138,808           256,426
Less current portion                                4,856             4,849
                                                 --------          --------
                                                 $133,952          $251,577
                                                 ========          ========

On October 16, 2000, the Company amended its revolving credit facility ("Credit Facility") with its lenders to increase the Credit Facility to $350,000 from $250,000 and amend certain terms and covenants.

The Company has entered into a two-year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $100,000 of the Company's outstanding balance under its Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (6.56%) is reflected as an adjustment to interest expense in the period incurred.

6. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     DECEMBER 31,            DECEMBER 31,
                                                     ------------            ------------
(in thousands)                                     1999        2000        1999        2000
                                                   ----        ----        ----        ----
Weighted average common shares outstanding        11,664      12,068      11,697      11,806
Net effect of dilutive stock options                  45         130          56         101
Net effect of dilutive warrant                       650         261         650         520
                                                  ------      ------      ------      ------
Weighted average common shares outstanding -
  assuming dilution                               12,359      12,459      12,403      12,427
                                                  ======      ======      ======      ======


Options to purchase 119,850 shares of common stock, at prices ranging from $43.13 per share to $44.88 per share, were outstanding during the third quarter of fiscal 2001. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2000 and, therefore, the effect of these options would be antidilutive.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

7. SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                           DECEMBER 31,                    DECEMBER 31,
                                           ------------                    ------------
                                       1999           2000             1999            2000
                                       ----           ----             ----            ----
Net Sales:
    Aviation                        $  91,757       $ 129,597       $ 269,540       $ 357,659
    Metals                             18,619          13,566          56,006          46,063
                                    ---------       ---------       ---------       ---------
                                    $ 110,376       $ 143,163       $ 325,546       $ 403,722
                                    =========       =========       =========       =========
Income before income taxes:
Operating income (expense):
    Aviation                        $  14,674       $  21,954       $  44,524       $  60,023
    Metals                              1,175             181           3,103           1,836
    Corporate                          (1,115)         (1,446)         (2,837)         (3,719)
    Special charge                       (734)           --              (734)           --
                                    ---------       ---------       ---------       ---------
                                       14,000          20,689          44,056          58,140
    Interest expense and other          2,655           5,906           6,826          15,666
                                    ---------       ---------       ---------       ---------
                                    $  11,345       $  14,783       $  37,230       $  42,474
                                    =========       =========       =========       =========
Capital expenditures:
    Aviation                        $   1,825       $   5,609       $   8,313       $  13,676
    Metals                                295           1,535             911           4,119
    Corporate                              50              81              59             105
                                    ---------       ---------       ---------       ---------
                                    $   2,170       $   7,225       $   9,283       $  17,900
                                    =========       =========       =========       =========
Depreciation and amortization:
    Aviation                        $   4,647       $   6,504       $  13,547       $  18,490
    Metals                                301             293             893             880
    Corporate                              12              24              36              60
                                    ---------       ---------       ---------       ---------
                                    $   4,960       $   6,821       $  14,476       $  19,430
                                    =========       =========       =========       =========

                                 MARCH 31, 2000    DECEMBER 31, 2000
                                 --------------    -----------------
Assets:
    Aviation                         $477,374          $656,263
    Metals                             27,410            30,027
    Corporate                           2,147             6,010
                                        -----             -----
                                     $506,931          $692,300
                                      =======           =======

For the three months ended December 31, 1999 and 2000, the Company had foreign sales of $19,001 and $32,496, respectively. For the nine months ended December 31, 1999 and 2000, the Company had foreign sales of $50,123 and $79,635, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation Segment increased by $37.8 million, or 41.2%, to $129.6 million for the third quarter of fiscal 2001 from $91.8 million for the third quarter of fiscal 2000. This increase was due to the inclusion of an aggregate of $25.0 million and $5.5 million in net sales in the third quarter of fiscal 2001 and 2000, respectively, for Lee Aerospace, Inc. ("Lee"), Triumph Components - San Diego, Inc. ("Triumph Components") and Construction Brevitees d'Alfortville ("CBA") (collectively the "2000 Acquisitions") and ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") (collectively the "2001 Acquisitions"). Net sales for the other operating divisions and subsidiaries in the Aviation Segment increased by $18.4 million, or 21.3%, from the prior year period due to overall growth in the businesses as well as new product lines.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Segment increased by $24.8 million, or 40.5%, to $85.9 million for the third quarter of fiscal 2001 from $61.2 million for the third quarter fiscal 2000. This increase was due to the inclusion of $17.6 million and $3.4 million in the third quarter of fiscal 2001 and 2000, respectively, of costs of products sold associated with net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Segment increased by $10.6 million, or 18.4% from the prior year period due to overall growth in the businesses as well as new product lines.

     GROSS PROFIT. Gross profit for the Aviation Segment increased by $13.1 million, or 42.8%, to $43.7 million for the third quarter of fiscal 2001 from $30.6 million for the third quarter of fiscal 2000. This increase was due to the inclusion of $7.4 million and $2.1 million in the third quarter of fiscal 2001, and 2000, respectively, of gross profit on the net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Gross profit for the other operating divisions and subsidiaries increased by $7.8 million, or 27.2%, over the prior year period. As a percentage of net sales, gross profit for the Aviation Segment was 33.7% for the third quarter of fiscal 2001 and 33.3% for the third quarter of fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Segment increased by $3.9 million, or 35.0%, to $15.2 million for the third quarter of fiscal 2001 from $11.3 million for the third quarter of fiscal 2000, primarily due to the 2000 Acquisitions and the 2001 Acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Segment increased by $1.9 million, or 40.0%, to $6.5 million for the third quarter of fiscal 2001 from $4.6 million for the third quarter of fiscal 2000, primarily due to the assets acquired in connection with the 2000 Acquisitions and the 2001 Acquisitions.

     OPERATING INCOME. Operating income for the Aviation Segment increased by $7.3 million, or 49.6%, to $22.0 million for the third quarter of fiscal 2001 from $14.7 million for the third quarter of fiscal 2000. This increase was primarily due to the addition of net sales and profits generated by the 2000 Acquisitions and the 2001 Acquisitions. The other operating divisions and subsidiaries in the Aviation Segment as a group experienced a 38.7% increase in operating income from the prior year due to overall growth in the businesses as well as new product lines. As a percentage of net sales, operating income for the Aviation Segment was 16.9% for the third quarter of fiscal 2001 and 16.0% for the third quarter of fiscal 2000.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

     NET SALES. Net sales for the Metals Segment decreased by $5.1 million, or 27.1%, to $13.6 million for the third quarter of fiscal 2001 from $18.6 million for the third quarter of fiscal 2000. This decrease was mainly due to import pricing pressures and lower volume at the Company's electro-galvanized steel operation.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Segment decreased by $3.8 million, or 26.2%, to $10.6 million for the third quarter of fiscal 2001 from $14.3 million for the third quarter of fiscal 2000. This decrease was mainly due to the decrease in volume at the Company's electro-galvanized steel operation.

     GROSS PROFIT. Gross profit for the Metals Segment decreased by $1.3 million, or 30.4%, to $3.0 million for the third quarter of fiscal 2001 from $4.3 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Segment was 22.0% and 23.0% for the third quarter of fiscal 2001 and fiscal 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Segment decreased by $0.3 million, or 10.7%, to $2.5 million from $2.8 million in the third quarter of fiscal 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Segment remained unchanged at $0.3 million for the third quarter of fiscal 2001 from the third quarter of fiscal 2000.

     OPERATING INCOME. Operating income for the Metals Segment decreased by $1.0 million, or 84.6%, to $0.2 million for the third quarter of fiscal 2001 from $1.2 million for the third quarter of fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Segment was 1.3% and 6.3% for the third quarter of fiscal 2001 and 2000, respectively.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.3 million, or 29.7%, to $1.4 million for the third quarter of fiscal 2001 from $1.1 million for the third quarter of fiscal 2000.

     SPECIAL CHARGE. During the quarter ended December 31, 1999, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased by $3.3 million, or 122.4%, to $5.9 million for the third quarter of fiscal 2001 from $2.7 million for the third quarter of fiscal 2000. This increase was primarily due to significantly increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher interest rate on the Company's borrowings under its amended and restated credit facility ("Credit Facility").

     INCOME TAX EXPENSE. The effective tax rate was 32.3% for the third quarter of fiscal 2001 and 22.6% for the third quarter of fiscal 2000.

     NET INCOME. Net income increased by $1.2 million, or 14.0%, to $10.0 million for the third quarter of fiscal 2001 from $8.8 million for the third quarter of fiscal 2000. The increase in third quarter 2001 net income was primarily attributable to the 2000 Acquisitions and the 2001 Acquisitions, the overall growth in the other divisions and subsidiaries and new product lines, partially offset by the increased interest expense due to the increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation Segment increased by $88.1 million, or 32.7%, to $357.7 million for the nine months ended December 31, 2000 from $269.5 million for the nine months ended December 31, 1999. This increase was due to the inclusion of an aggregate of $75.2 million and $6.9 million in net sales in the first nine months of fiscal 2001 and 2000, respectively, generated by the 2000 Acquisitions and the 2001 Acquisitions. Net sales for the other operating divisions and subsidiaries in the Aviation Segment increased by $19.8 million, or 7.5%, over the prior year period due to the overall growth in the businesses as well as new product lines.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation Segment increased by $57.7 million, or 32.0%, to $237.6 million for the first nine months of fiscal 2001 from $180.0 million for the first nine months of fiscal 2000. This increase was due to the inclusion of $50.5 million and $4.4 million in the first nine months of fiscal 2001 and 2000, respectively, of costs of products sold associated with net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Costs of products sold for the other operating divisions and subsidiaries in the Aviation Segment increased by $11.6 million, or 6.6%, over the prior year period due to the overall growth in the businesses as well as new product lines.

     GROSS PROFIT. Gross profit for the Aviation Segment increased by $30.5 million, or 34.0%, to $120.0 million for the first nine months of fiscal 2001 from $89.6 million for the first nine months of fiscal 2000. This increase was due to the inclusion of $24.7 million and $2.5 million in the first nine months of fiscal 2001 and 2000, respectively, of gross profit on the net sales generated by the 2000 Acquisitions and the 2001 Acquisitions. Gross profit for the other operating divisions and subsidiaries increased by $8.3 million, or 9.5%, over the prior year period. As a percentage of net sales, gross profit for the Aviation Segment was 33.6% and 33.2% for the first nine months of fiscal 2001 and 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation Segment increased by $10.0 million, or 31.8%, to $41.5 million for the first nine months of fiscal 2001 from $31.5 million for the first nine months of fiscal 2000, primarily due to the 2000 Acquisitions and the 2001 Acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation Segment increased by $4.9 million, or 36.5%, to $18.5 million for the first nine months of fiscal 2001 from $13.5 million for the first nine months of fiscal 2000, primarily due to the assets acquired in connection with the 2000 Acquisitions and the 2001 Acquistions.

     OPERATING INCOME. Operating income for the Aviation Segment increased by $15.5 million, or 34.8%, to $60.0 million for the first nine months of fiscal 2001 from $44.5 million for the first nine months of fiscal 2000. This increase was primarily due to the addition of net sales and profits generated by the 2000 Acquisitions and the 2001 Acquisitions. The other operating divisions and subsidiaries in the Aviation Segment as a group experienced a 10.4% increase in operating income from the prior year due to the overall growth in the businesses as well as new product lines. As a percentage of net sales, operating income for the Aviation Segment was 16.8% for the first nine months of fiscal 2001 and 16.5% for the first nine months of fiscal 2000.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


METALS SEGMENT

     NET SALES. Net sales for the Metals Segment decreased by $9.9 million, or 17.8%, to $46.1 million for the first nine months of fiscal 2001 from $56.0 million for the first nine months of fiscal 2000. This decrease was mainly due to decreased activity at the Company's structural steel erection operation and import pricing pressures and lower volume at the Company's electro-galvanized steel operation.

     COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals Segment decreased by $8.0 million, or 18.3%, to $35.8 million for the first nine months of fiscal 2001 from $43.8 million for the first nine months of fiscal 2000. This decrease was mainly due to the decrease in activity at the Company's structural steel erection operation and the lower volume at the Company's electro-galvanized steel operation.

     GROSS PROFIT. Gross profit for the Metals Segment decreased by $1.9 million, or 15.8%, to $10.3 million for the first nine months of fiscal 2001 from $12.2 million for the prior year period, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals Segment was 22.3% and 21.8% for the first nine months of fiscal 2001 and fiscal 2000, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals Segment decreased by $0.7 million, or 7.9%, to $7.6 million from $8.2 million in the first nine months of fiscal 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals Segment remained unchanged from the prior year period at $0.9 million for the nine months ended December 31, 2000.

     OPERATING INCOME. Operating income for the Metals Segment decreased by $1.3 million, or 40.8%, to $1.8 million for the first nine months of fiscal 2001 from $3.1 million for the first nine months of fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals Segment was 4.0% and 5.5% for the first nine months of fiscal 2001 and 2000, respectively.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.9 million, or 31.1%, to $3.7 million for the first nine months of fiscal 2001 from $2.8 million for the first nine months of fiscal 2000.

     SPECIAL CHARGE. During the quarter ended December 31, 1999, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased by $8.8 million, or 129.5%, to $15.7 million for the first nine months of fiscal 2001 from $6.8 million for the first nine months of fiscal 2000. This increase was primarily due to significantly increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions, the cash portions of which were financed by borrowings under the Company's Credit Facility, as well as a slightly higher interest rate on the Company's borrowings under its Credit Facility.

     INCOME TAX EXPENSE. The effective tax rate was 35.4% for the first nine months of fiscal 2001 and 32.3% for the first nine months of fiscal 2000.

     NET INCOME. Net income increased by $2.2 million, or 8.9%, to $27.4 million for the first nine months of fiscal 2001 from $25.2 million for the first nine months of fiscal 2000. The increase in fiscal 2001 net income was primarily attributable to the 2000 Acquisitions and the 2001 Acquisitions, the overall growth in the other divisions and subsidiaries and new product lines, partially offset by the increased interest expense due to the increased debt levels associated with the 2000 Acquisitions and the 2001 Acquisitions.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $16.3 million of cash flows from operating activities for the nine months ended December 31, 2000. The Company used approximately $130.6 million in investing activities and raised $114.3 million in financing activities for the nine months ended December 31, 2000.

     On October 16, 2000, the Company amended its revolving credit facility ("Credit Facility") with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, and amend certain terms and covenants. As of December 31, 2000, $123.6 million was available under the Credit Facility. On December 31, 2000, an aggregate amount of approximately $224.9 million was outstanding under the Credit Facility, $220.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 8.2% per annum, and $4.9 million of which was accruing interest at the prime rate of 9.5% per annum. Amounts repaid under the Credit Facility may be reborrowed.

     The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its Credit Facility, to pay dividends on its common stock. The Company has entered into a two-year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes for $100.0 million of the Company's outstanding balance under its Credit Facility. The Company provides protection to meet actual exposure and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (6.56%), on the Company's earnings for the quarter ended December 31, 2000, was not material.

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

     Effective September 30, 2000, the Company acquired certain product rights and assets from Honeywell International, Inc. The Company paid $32.0 million at closing, and assumed $27.0 million of seller financing which was included in accounts payable at December 31, 2000.

     Capital expenditures were approximately $17.9 million for the nine months ended December 31, 2000 primarily for manufacturing machinery and equipment for the Aviation Segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $20.0 million for its fiscal year ending March 31, 2001. The expenditures are expected to be used primarily to expand capacity at several existing facilities.

     The Company believes that cash generated by operations and borrowings available under the Credit Facility will be sufficient to meet anticipated cash requirements for its current operations. However, the Company has a stated policy to grow through acquisition and is continuously evaluating various acquisition opportunities. As a result, the Company currently is pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company on terms favorable to the Company, if at all.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and
Item 2 of this Form 10-Q.

                               TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1. Legal Proceedings

            Not applicable

    Item 2. Changes in Securities

            On November 7, 2000, World Equity Partners, L.P. exercised their outstanding warrant to purchase 650,000 shares of Triumph Group, Inc. common stock, par value $0.001 per share.
            World Equity partners paid the exercise price of $100.00, through a cashless exercise equal to three shares of common stock of Triumph Group. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    Item 3. Defaults upon Senior Securities

            Not applicable

    Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

    Item 5. Other Information

            Not applicable

    Item 6. Exhibits and Reports on Form 8-K

            A. Exhibits

                 (27) Financial Data Schedule


            Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended December 31, 2000


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




Dated: February 5, 2001