Form 10-K405
period 2001-03-31
TRIUMPH GROUP INC /
filed 2001-06-05
CIK 1021162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

       (MARK ONE)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        TO              .

                          COMMISSION FILE NO. 1-12235

                              TRIUMPH GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                51-0347963
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

                       FOUR GLENHARDIE CORPORATE CENTER,
            1255 DRUMMERS LANE, SUITE 200, WAYNE, PENNSYLVANIA 19087
          (Address of principal executive offices, including zip code)
                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 975-0420
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 TITLE OF CLASS
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 31, 2001 was 12,468,601 and 3,348,535, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

    The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 31, 2001 of $45.58) was approximately $471,971,373.78.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated herein by reference:

    Proxy Statement of Triumph Group, Inc. in connection with its 2001 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                                     PAGE
--------                                                                   --------
PART I...................................................................         3

Item 1.      Business....................................................         3

Item 2.      Properties..................................................        15

Item 3.      Legal Proceedings...........................................        16

Item 4.      Submission of Matters to a Vote of Security Holders.........        16

PART II..................................................................        17

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................        17

Item 6.      Selected Financial Data.....................................        18

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................        19

Item 7a.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................        25

Item 8.      Financial Statements and Supplementary Data.................        25

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................        44

PART III.................................................................        45

Item 10.     Directors and Executive Officers of Registrant..............        45

Item 11.     Executive Compensation......................................        45

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................        45

Item 13.     Certain Relationships and Related Transactions..............        46

PART IV..................................................................        46

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................        46

                                     PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to Triumph's future operations and prospects, including statements that are based on current projections and expectations about the markets in which Triumph operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by Triumph. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are competitive factors relating to the aerospace and metals industries, dependence of some of Triumph's businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting Triumph's two business segments, including technological developments, limited availability of raw materials or skilled personnel and changes in governmental regulation and oversight. For a more detailed discussion of these and other factors affecting Triumph, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. Triumph does not undertake any obligation to revise these forward-looking statements to reflect future events.

GENERAL

    Triumph designs, engineers, manufactures, repairs, overhauls and distributes aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. Triumph serves a broad spectrum of the aerospace industry, including commercial airlines and air cargo carriers, as well as original equipment manufacturers, commonly referred to as OEMs, of various commercial and military aircraft platforms, and aircraft components.

PRODUCTS AND SERVICES

    Triumph's aviation segment offers a variety of products and services to the aerospace industry which are offered through five groups within the aviation segment as follows:

    Triumph's STRUCTURAL COMPONENTS GROUP focuses primarily on aerospace
OEMs and the top-tier manufacturers who supply them. This group performs complex manufacturing processes, machining capabilities and structural component forming, for a full range of structural components and complete assemblies and subassemblies such as:

    - Wing spars and stringers

    - Stretch-formed leading edges and fuselage skins

    - Floor beams

    - Landing gear components and assemblies

    Triumph's OPERATIONAL COMPONENTS GROUP services a diverse group of customers which includes airlines, air cargo carriers, aerospace and power generation
OEMs and the top-tier manufacturers who supply them. The operational components group performs advanced manufacturing functions and fabrication processes, coating and processing functions to deliver precision detail parts and complete component assemblies primarily for turbine engines including:

    - Stators

    - Vanes

    - Combustors

    - Industrial gas turbine transition ducts

    Triumph's CONTROL SYSTEMS GROUP, like the Operational Components Group, services the full spectrum of aerospace customers, which include airlines, air cargo carriers, aerospace OEMs and the top-tier manufacturers who supply them. Triumph's Control Systems Group focuses on expanding its capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to expand the broad scope of detail parts that Triumph supplies to the aerospace aftermarket. Many of the designs are proprietary to Triumph and customers typically return to Triumph for repair and overhaul of these systems. The systems that Triumph designs, engineers, builds and repairs include:

    - Main engine gear box assemblies

    - Cockpit control levers

    - Control system valve bodies

    - Landing gear actuation systems

    - Secondary flight control systems

    Triumph's AFTERMARKET SERVICES GROUP consists of a component repair and overhaul subgroup and an instrument repair and overhaul subgroup and primarily services airline customers. This group operates the world's largest independent APU repair and overhaul business and will pursue being the vendor of choice for instrument and component overhaul and repair to Triumph's customers as they continue to consolidate vendors. Triumph will also continue to develop proprietary repair procedures for the components it repairs and overhauls. Triumph's Aftermarket Services group repairs and overhauls various instruments and components including:

    - Cockpit instrumentation

    - Remote sensors

    - APUs

    - Constant speed drives

    Triumph's GAS TURBINE SERVICES GROUP repairs and overhauls industrial gas turbine components, primarily for power generation equipment operators. The components that Triumph repairs and overhauls include:

    - Combustors

    - Transitions

    - Blades and vanes

    - High temperature coatings

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

PROPRIETARY RIGHTS

    Triumph benefits from its proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. For some products, Triumph's unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on Triumph for the production of such specially designed products. Triumph also holds two SFAR 36 certifications that permit it to develop proprietary repair procedures to be used in some repair and overhaul processes.

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

OPERATING DIVISIONS AND SUBSIDIARIES

    Triumph operates through several operating divisions and subsidiaries which are divided into two segments: the aviation segment and the metals segment. The following chart describes the operations, customer base and certain other information with respect to Triumph's operating divisions and subsidiaries at May 1, 2001:

OPERATING
DIVISION/SUBSIDIARY
(YEAR ESTABLISHED)                                                                                            NUMBER OF
(YEAR ACQUIRED)                   LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------          -------------------  ----------------------------  ----------------------------  ---------
AVIATION SEGMENT

A. Biederman(1) ............ Glendale, CA         Sells and services aircraft   Commercial airlines, U.S.        76
  (1933)                                          and industrial instruments.   military and cargo carriers.
  (1993)

ACR Industries, Inc. (1) ... Macomb, MI           Manufacturer of complex       Military and commercial          172
  (1977)                                          geared assemblies, gears and  OEMs, U.S. government and
  (2000)                                          other components servicing    prime contractors.
                                                  the aerospace industry.

Advanced Materials                                Repairs and manufactures      Aviation OEMs and commercial     297
  Technologies, Inc.(1) .... Tempe, AZ            components for APUs and gas   airlines.
  (1987)                                          turbine engines.
  (1996)

Aerospace Technologies,                           Manufactures metallic/        Aviation OEMs, commercial        100
  Inc.(1) .................. Fort Worth, TX       composite bonded honeycomb    airlines, U.S. military and
  (1969)                                          assemblies and repairs        component supplier industry.
  (1993)                                          fuselage, wing, flight
                                                  control surface parts and
                                                  other flight critical
                                                  components.

Airborne Nacelle Services,                        Repair and overhaul of        Commercial airlines.             38
  Inc.(1) .................. Hot Springs, AR      engine nacelles and thrust
  (1995)                                          reverses.
  (2000)

Construction Brevetees                            Manufacturer of mechanical    Aerospace, ground                59
  d'Alfortville ............ Alfortville, France  ball bearing control          transportation and marine
  (1951)                     Barcelona, Spain     assemblies for the            OEMs.
  (1999)                                          aerospace, ground
                                                  transportation, and marine
                                                  industries.

OPERATING
DIVISION/SUBSIDIARY
(YEAR ESTABLISHED)                                                                                            NUMBER OF
(YEAR ACQUIRED)                   LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------          -------------------  ----------------------------  ----------------------------  ---------
Chem-Fab Corporation ....... Hot Springs, AR      Chem-milling, hydroforming    Aviation OEMs.                   466
  (1968)                                          and processing of sheet
  (2000)                                          metal and other structural
                                                  parts and assemblies for the
                                                  aerospace industry.

DG Industries, Inc. ........ Phoenix, AZ          Specializes in precision      Military and aviation OEMs.      26
  (1978)                                          machining of aerospace
  (1998)                                          components.

DV Industries, Inc. ........ Lynwood, CA          Provides metal finishing,     Aerospace, military and          128
  (1978)                                          processing and other          commercial industries.
  (1998)                                          services.

Frisby Aerospace,            Clemmons, NC         Designs, manufactures,        Military and commercial          180
  Inc.(3) .................. Freeport, NY         assembles and tests           OEMs, U.S. government, prime
  (1940)                                          precision aircraft            contractors and airlines.
  (1998)                                          components.

Hydro-Mill Co. ............. Chatsworth, CA       Manufactures, repairs and     Aviation OEMs, commercial        158
  (1937)                                          overhauls precision machine   airlines and air cargo
  (1997)                                          parts and assemblies.         carriers.

HTD Aerospace, Inc. ........ Bloomfield, CT       Manufactures precision        Aviation airframe and engine     32
  (1935)                                          components and assemblies.    OEMs, military.
  (1999)

JDC Company(3) ............. Ft. Lauderdale, FL   Specializes in the repair,    Air cargo, airlines, fixed       73
  (1985)                     Austin, TX           overhaul and exchange of      base maintenance operators
  (1997)                                          electromechanical and         and general aviation.
                                                  pneumatic aircraft
                                                  instruments.

K-T Corporation ............ Shelbyville, IN      Performs stretch forming,     Aviation OEMs, U.S. military     152
  (1963)                                          bending, die forming,         and aerospace, mass
  (1993)                                          machining, welding, assembly  transportation, energy and
                                                  and other fabrication on      heavy trucking industries.
                                                  aircraft wings, fuselages
                                                  and skins.

L.A. Gauge ................. Sun Valley, CA       Machines, bonds and           Defense, aerospace, space        37
  (1954)                                          fabricates ultra-precision    medical, automotive and
  (1993)                                          parts.                        computer industries.

Lee Aerospace, Inc.(1) ..... Wichita, KS          Manufactures unheated         General aviation regional        75
  (1989)                                          windshields, flight deck and  and corporate jet markets.
  (1999)                                          cabin windows for the
                                                  general aviation and
                                                  corporate jet market.

Northwest Industries ....... Albany, OR           Machines and fabricates       Aerospace, nuclear, medical,     34
  (1960)                                          refractory, reactive, heat    electronic and chemical
  (1993)                                          and corrosion-resistant       industries.
                                                  precision products.

Nu-Tech Industries, Inc. ... Grandview, MO        Produces complex structural   Commercial and military          131
  (1972)                                          components.                   aircraft market.
  (1998)

Ralee Engineering Corp. .... City of Industry,    Manufactures long structural  Aviation OEMs and military.      141
  (1962)                     CA                   components such as
  (1999)                                          stringers, cords and
                                                  flooring.

OPERATING
DIVISION/SUBSIDIARY
(YEAR ESTABLISHED)                                                                                            NUMBER OF
(YEAR ACQUIRED)                   LOCATION                  BUSINESS                 TYPE OF CUSTOMERS        EMPLOYEES
-------------------          -------------------  ----------------------------  ----------------------------  ---------
Special Processes of         Phoenix, AZ          Produces and applies plasma   Aviation OEMs and aircraft       35
  Arizona, Inc.(1) .........                      coating.                      operators.
  (1987)
  (1996)

Stolper-Fabralloy Company(3) Phoenix, AZ          Fabricates precision sheet    Commercial, military and         268
  (1908)                     Brookfield, WI       metal components from high    aerospace OEMs and
  (1997)                                          temperature alloys and        industrial gas turbine OEMs.
                                                  provides repair and overhaul
                                                  services.

Triumph Accessories                               Repairs and overhauls         U.S. government, air cargo       74
  Services(1)(2) ........... Wellington, KS       aircraft and engine           commercial airlines and
  (1965)                                          accessories, manufactures     general aviation aircraft
  (1993)                                          pneumatic and electrically    operators.
                                                  activated valves for
                                                  aircraft.

Triumph Air Repair(1)(2) ... Phoenix, AZ          Repairs and overhauls APUs    Worldwide commercial             152
  (1979)                                          and supplemental equipment.   airlines and air cargo
  (1993)                                                                        operators.

Triumph Components--San                           Developer and manufacturer    Commercial, military and         100
  Diego, Inc.(1) ........... El Cajon, CA         of high-temperature metal     aerospace OEMs.
  (1948)                                          alloy parts.
  (1999)

Triumph Air Repair (Europe)                       Repairs and overhauls APUs    Commercial airlines.             37
  Limited(1) ............... Hampshire, England   and constant speed drives
  (1989)                                          and integrated drive
  (1998)                                          generators.

Triumph Controls,            North Wales, PA      Designs and manufactures      Aviation OEMs, shipyards,        276
  Inc.(1) ..................                      mechanical and                airlines, air cargo
  (1943)                                          electromechanical control     operators and U.S. and NATO
  (1996)                                          systems.                      military forces.

Triumph Precision, Inc. .... Phoenix, AZ          Manufactures and machines     Aviation OEMs.                   79
  (1964)                                          precision tubing and
  (1999)                                          provides heat treating and
                                                  brazing services.

Triumph Industrial Gas                            Provides repair services and  Utility operators,               10
  Turbine Services, Inc. ... Phoenix, AZ          after market parts and        independent power producers
  (2001)                                          services.                     and third party overhaul
                                                                                facilities.

Triumph Thermal Processing                        Provides high temperature     OEMs, utility operators,         48
  Company(1) ............... Chandler, AZ         coatings.                     independent power producers
  (2001)                                                                        and third party overhaul
                                                                                facilities.

Triumph Precision Castings                        Produces complex investment   Utility operators,                6
  Company .................. Chandler, AZ         castings of turbine blades    independent power producers
  (2000)                                          and vanes for gas turbine     and third party overhaul
                                                  engines.                      facilities.

METALS SEGMENT

Kilroy Structural Steel      Cleveland, OH        Erects structural steel       General contractors,             17
  Co. ......................                      frameworks.                   engineers and architects of
  (1918)                                                                        commercial buildings and
  (1993)                                                                        bridges.

TriWestern Metals Co.(4) ... Bridgeview, IL       Produces and distributes      Computer and electronic          81
  (1960)                     Chicago, IL          specialty electrogalvanized   industries and the home and
  (1993)                                          products and specializing in  office products industries.
                                                  flat rolled products.

------------------------------

(1) Designates FAA-certified repair station.

(2) Designates SFAR 36 certification.

(3) Designates that two locations are FAA-certified repair stations.

(4) TriWestern Metals Co. was formed by merging Great Western Steel Co. into Triumph Industries Co.

METALS PROCESSING AND DISTRIBUTION

    Triumph's metals segment has substantial experience in the metals industry. The businesses in this segment include a leading producer of electrogalvanized steel products and a steel service center specializing in flat rolled steel products. These entities supply products to several hundred manufacturers and other customers in the computer and electronics industries on a regional and national basis. In addition, Triumph operates a business engaged in the erection of structural frameworks for buildings in the midwestern United States.

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

    Triumph also erects structural framework, including steel members and allied materials, for buildings with a specialty in commercial and industrial buildings. These structural erection services are provided on a project-by-project basis primarily in the midwestern United States. These projects are generally awarded on a fixed fee, competitive bid basis.

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

    Triumph continually looks for opportunities to leverage its growing capabilities. The presidents of Triumph's operating divisions and subsidiaries in the aviation segment, meet periodically to discuss ways to improve sales and cross-marketing opportunities. The management of each operating division and subsidiary of Triumph also maintains close business relationships with many customers, thereby furthering the sales and marketing efforts of their businesses.

    A significant portion of Triumph's government and defense contracts are awarded on a competitive bidding basis. Triumph generally does not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. Triumph generally sells to its other customers on a fixed fee, negotiated contract or purchase order basis.

BACKLOG

    Triumph has a number of long-term agreements with several of its customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy its products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, initial pricing for these products and services, anticipated quantities to be purchased by the customer and, to the extent known, delivery dates. Backlog only includes amounts for which Triumph has actual purchase orders with firm delivery dates primarily for Triumph's OEM customer base. Purchase orders issued by Triumph's aftermarket customers are usually completed within a short period of time. As a result, Triumph's backlog data relates primarily to the OEM customers within its aviation segment. The backlog information set forth below does not include the sales that Triumph expects to generate from long-term agreements associated with long-term aircraft production programs but for which Triumph does not have actual purchase orders with firm delivery dates.

    As of March 31, 2001, Triumph's aviation and metals segments had outstanding purchase orders representing an aggregate invoice price of approximately
$358.2 million and $10.9 million, respectively. As of March 31, 2000, Triumph's aviation and metals segments had outstanding purchase orders representing an aggregate invoice price of approximately $235.9 million and $15.6 million, respectively. Triumph believes that purchase orders totaling approximately
$86.7 million will not be shipped by the aviation segment by March 31, 2002.

COMPETITION

    Triumph competes primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies, in the manufacture of aircraft components and subassemblies.
OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties.

    Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than
Triumph: OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell their repair and overhaul services to other aircraft operators. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may perform a limited amount of repair and overhaul services for third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

    Participants in the aerospace industry compete primarily on the basis of breadth of technical capabilities, volume capacity, quality, turnaround time and cost.

    Triumph's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of these competitors have greater financial and other resources than Triumph.

GOVERNMENT REGULATION AND INDUSTRY OVERSIGHT

    The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Triumph must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of Triumph would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and these new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on Triumph.

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

    Generally, the FAA is granting licenses only for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. In order to obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to a particular aircraft component in order to obtain a license with respect to this component, the application process may involve substantial cost.

    The license approval processes for the Joint Aviation Authority, which regulates this industry in the European Union, and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits.

    Triumph's aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970, commonly referred to as OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Triumph believes that its operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

    Triumph's business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency, commonly referred to as the EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require Triumph to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on Triumph. Although management believes that Triumph's operations and its facilities are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of Triumph's operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future.

    Certain of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions pursuant to the acquisition by Triumph of these facilities from IKON Office Solutions. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON Office Solutions' indemnification covers Triumph for losses it might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by Triumph. More generally, the IKON Office Solutions' indemnification covers both (i) the costs, claims and potential losses associated with environmental matters identified in the purchase agreement for the acquisition as the result of environmental assessments or other disclosures made in connection with the acquisition, including the costs, claims and potential losses associated with all the environmental remediation activities and identified liabilities, and (ii) the losses connected to environmental liabilities which were not identified in the purchase agreement and which arise from conditions or activities existing at the facilities or operations acquired from IKON Office Solutions prior to Triumph's acquisition from IKON Office Solutions, provided that they were identified by Triumph to IKON Office Solutions before July 22, 2000. Some other facilities acquired and operated by Triumph or one of its subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior owners or operators and/or present owner of the facilities for liabilities which Triumph incurs as a result of these investigations and the environmental contamination found which pre-dates Triumph's acquisition of these facilities, subject to certain limitations. Triumph also maintains a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of Triumph's manufacturing and assembly operations worldwide. However, if Triumph were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on Triumph. See "Risk Factors--Any Exposure to Environmental Liabilities May Adversely Affect Triumph."

EMPLOYEES

    As of March 31, 2001, Triumph employed approximately 3,601 persons, of whom 220 were management employees, 101 were sales and marketing personnel, 341 technical personnel, 369 were administrative personnel and 2,570 were production workers.

    Several of Triumph's subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, Triumph currently employs approximately 417 full-time employees, and from time to time employs up to an additional 92 temporary employees for its steel erection business, all of whom are members of labor unions. Currently, approximately 11.6% of Triumph's permanent employees are represented by labor unions and approximately 20.9% of the aviation segment's net sales and 100% of the metals segment's net sales are derived from the facilities at which at least some employees are unionized. Two of the collective bargaining agreements will expire in the next twelve months. One subsidiary of Triumph is currently negotiating a collective bargaining agreement that expired on February 28, 2001. No work stoppage is expected at this location. Triumph's inability to negotiate acceptable contracts with these unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, Triumph could experience a significant disruption of its operations and higher ongoing labor costs, which could have an adverse effect on its business and results of operations.

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

    COMPETITIVE PRESSURES MAY ADVERSELY AFFECT TRIUMPH. Triumph has numerous competitors in both the aerospace services and metals processing and distribution industries. Triumph competes primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than Triumph: OEMs, major commercial airlines and other independent repair and overhaul companies. Triumph's principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. Some of Triumph's competitors in both aviation and metals have substantially greater financial and other resources than Triumph. Competitive pressures in either industry may materially adversely affect Triumph's operating revenues and in turn, its business and financial condition.

    FACTORS THAT HAVE AN ADVERSE IMPACT ON THE AEROSPACE INDUSTRY MAY ADVERSELY AFFECT TRIUMPH'S RESULTS OF OPERATIONS. A substantial percentage of Triumph's gross profit and operating income is derived from its aviation segment. Triumph's aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, Triumph's business is directly affected by economic factors and other trends that affect its customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for Triumph's products and services, which decreases Triumph's operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on Triumph's results of operations.

    TRIUMPH MAY NEED TO EXPEND SIGNIFICANT CAPITAL TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN ITS INDUSTRY. The aerospace industry is constantly undergoing development and change and it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, Triumph may need to expend significant capital to purchase new equipment and machines or to train its employees in the new methods of production and service. Triumph may not be successful in developing new products and these capital expenditures may have a material adverse effect on Triumph.

    TRIUMPH MAY INCUR SIGNIFICANT EXPENSES TO COMPLY WITH NEW OR MORE STRINGENT GOVERNMENTAL REGULATION. The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Triumph must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, Triumph's operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and Triumph may incur significant expenses to comply with any new regulations or any heightened industry oversight.

    THE LOSS OF TRIUMPH'S KEY CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON TRIUMPH. For the year ended March 31, 2001, Honeywell International, Inc. and Boeing Co. represented approximately 8% and 12%, respectively, of net sales. The loss of either of these customers could have a material adverse impact on Triumph. Assuming that the pending acquisition of Honeywell by General Electric Corporation occurred effective April 1, 2000, Honeywell and General Electric, on a combined basis, would have accounted for approximately 12% of net sales for the year ended March 31, 2001. In addition, some of

Triumph's operating divisions and subsidiaries have significant customers, the loss of whom could have an adverse effect on those businesses.

    TRIUMPH MAY BE UNABLE TO SUCCESSFULLY ACHIEVE "TIER ONE" SUPPLIER STATUS WITH OEMS, AND IT MAY BE REQUIRED TO RISK ITS CAPITAL TO ACHIEVE "TIER ONE" SUPPLIER STATUS. Many OEMs are moving toward developing strategic partnerships with their larger suppliers, frequently called "tier one" suppliers. Each tier one supplier provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. Triumph has been designated as a tier one supplier by some OEMs and is striving to achieve tier one status with other OEMs. In order to maintain or achieve tier one status, Triumph may need to expand its existing capacities or capabilities, and there is no assurance that it will be able to do so.

    Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is born by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. In the event that the aircraft fails to reach the production stage, results in the production of an inadequate number of units, or actual sales otherwise do not meet projections, Triumph may incur significant costs without any corresponding revenues. For example, Triumph is a subcontractor to a company which is developing a new aircraft, the primary customer of which is a major air cargo carrier. Triumph has substantially completed the development of a major component of this aircraft and has invested to date approximately
$6 million. The company that is developing this aircraft has recently filed for bankruptcy protection to secure relief while seeking to recapitalize the company. If that company does not obtain additional financing and emerge from bankruptcy protection, or if this project otherwise is abandoned or does not succeed, Triumph may not be able to recover its investment.

    TRIUMPH MAY NOT REALIZE ITS ANTICIPATED RETURN ON CAPITAL COMMITMENTS MADE TO EXPAND ITS CAPABILITIES. From time to time, Triumph makes significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects require additional training for Triumph's employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, Triumph's returns on these capital expenditures may not be as expected.

    TRIUMPH'S EXPANSION INTO INTERNATIONAL MARKETS MAY INCREASE CREDIT AND OTHER RISKS. As Triumph pursues customers in Asia, South America and other less developed aerospace markets throughout the world, its inability to ensure the credit worthiness of its customers in these areas could adversely impact its overall profitability. In addition, these business opportunities may entail additional currency risks, different legal and regulatory requirements and political considerations not associated with domestic markets.

    TRIUMPH MAY NEED ADDITIONAL FINANCING FOR ACQUISITIONS AND CAPITAL EXPENDITURES AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO IT. A key element of Triumph's strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, Triumph may need to make significant capital expenditures and may need additional capital to do so. Triumph's ability to grow is dependent upon, and may be limited by, among other things, availability under its revolving credit facility and by particular restrictions contained in its revolving credit facility and its other financing arrangements. In that case, additional funding sources may be needed, and Triumph may not be able to obtain the additional capital necessary to pursue its internal growth and acquisition strategy or, if Triumph can obtain additional financing, the additional financing may not be on financial terms which are satisfactory to it.

    CANCELLATIONS, REDUCTIONS OR DELAYS IN CUSTOMER ORDERS MAY ADVERSELY AFFECT TRIUMPH'S RESULTS OF OPERATIONS. Triumph's overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of Triumph's operating expenses are relatively fixed. Because several of Triumph's operating divisions and subsidiaries typically do not obtain long-term purchase orders or commitments from its customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon Triumph's discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on Triumph's business, financial condition and results of operations.

    TRIUMPH'S ACQUISITION STRATEGY EXPOSES IT TO RISKS, INCLUDING THE RISK THAT IT MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES. Triumph has a consistent strategy to grow, in part, by the acquisition of additional businesses in the aerospace industry and are continuously evaluating various acquisition opportunities. Triumph's ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect Triumph's operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Triumph may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

    TRIUMPH MAY NOT BE SUCCESSFUL IN EXPANDING INTO THE IGT MARKET. Triumph has recently entered into the competitive industrial gas turbine ("IGT") industry. While Triumph's activities to date have primarily been limited to using conventional materials and processes, Triumph anticipates expanding its IGT activities into newer and more novel materials and processes, including more exotic alloys and coatings. Such expansion may require significant capital expenditures. In addition, several OEMs are already operating with such newer materials and processes and, in certain cases, hold proprietary technology and patents. While Triumph believes that it will successfully expand its current IGT operations, there can be no assurance that it will be able to do so.

    ANY PRODUCT LIABILITY CLAIMS IN EXCESS OF INSURANCE MAY ADVERSELY AFFECT TRIUMPH'S FINANCIAL CONDITION. Triumph's operations expose it to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by Triumph, the failure of an aircraft component designed or manufactured by Triumph or the irregularity of metal products processed or distributed by Triumph. While Triumph believes that its liability insurance is adequate to protect it from these liabilities, its insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to Triumph. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on Triumph's financial condition.

    THE UNAVAILABILITY OF SKILLED PERSONNEL MAY HAVE AN ADVERSE EFFECT ON TRIUMPH'S OPERATIONS. From time to time, some of Triumph's operating divisions and subsidiaries have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. Triumph's ability to operate successfully could be jeopardized if Triumph is unable to attract and retain a sufficient number of skilled personnel to conduct its business.

    ANY EXPOSURE TO ENVIRONMENTAL LIABILITIES MAY ADVERSELY AFFECT
TRIUMPH. Triumph's business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that Triumph's operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of its operations may require Triumph to make significant additional capital expenditures to ensure compliance in the future. Some of Triumph's facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions. One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the Environmental Protection Agency, commonly referred to as the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON Office Solutions' indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to Triumph's acquisition from IKON Office Solutions and that were identified before July 22, 2000, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by Triumph or one of Triumph's subsidiaries, including a leased facility located on an EPA National Priorities List site, have been under active investigation for environmental contamination by federal or state agencies when acquired, and continue to be under investigation. Triumph is indemnified by prior owners or operators and/or present owners of the facilities for liabilities which it incurs as a result of these investigations and the environmental contamination found which pre-dates its acquisition of these facilities, subject to certain limitations. Triumph also maintains a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of Triumph's manufacturing and assembly operations worldwide. However, if Triumph were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on it.

ITEM 2. PROPERTIES

    Triumph's executive offices are located in Wayne, Pennsylvania, where Triumph leases 7,695 square feet of space. In addition, Triumph owns or leases the following facilities in which its operating divisions and subsidiaries are located:

                                                                             SQUARE     OWNED/
LOCATION                                          DESCRIPTION               FOOTAGE     LEASED
--------                                          -----------               --------   --------
AVIATION SEGMENT

Chandler, AZ........................  Thermal processing facility/office       7,000     Leased

Chandler, AZ........................  Casting facility/office                 26,500     Leased

Phoenix, AZ.........................  Plasma spray facility/office            13,500     Leased

Phoenix, AZ.........................  Repair and overhaul shop/office         50,000     Leased

Phoenix, AZ.........................  Manufacturing facility/office           35,000     Leased

Phoenix, AZ.........................  Machine shop/office                     13,700      Owned

Phoenix, AZ.........................  Repair and overhaul/office              18,597     Leased

Phoenix, AZ.........................  Manufacturing facility/office           54,812     Leased

Phoenix, AZ.........................  Manufacturing facility/office           15,374     Leased

Phoenix, AZ.........................  Repair and overhaul/office               4,598     Leased

Tempe, AZ...........................  Manufacturing facility/office           13,500      Owned

Tempe, AZ...........................  Machine shop                             9,300      Owned

Tempe, AZ...........................  Machine shop                            32,100      Owned

Hot Springs, AR.....................  Manufacturing facility/office          216,001      Owned

Hot Springs, AR.....................  Machine shop/office                    240,000      Owned

Chatsworth, CA......................  Manufacturing facility/office          101,900      Owned

Chatsworth, CA......................  Manufacturing facility                  21,600     Leased

City of Industy, CA.................  Manufacturing facility/office           75,000     Leased

El Cajon, CA........................  Manufacturing facility/office          113,790     Leased

Glendale, CA........................  Instrument shop/warehouse/office        25,000     Leased

Lynwood, CA.........................  Processing and finishing                59,662     Leased
                                      facility/office

Sun Valley, CA......................  Machine shop/office                     30,000      Owned

Walnut, CA..........................  Manufacturing facility/office          126,000     Leased

                                                                             SQUARE     OWNED/
LOCATION                                          DESCRIPTION               FOOTAGE     LEASED
--------                                          -----------               --------   --------
Bloomfield, CT......................  Manufacturing facility/office           25,000     Leased

Hampshire, England..................  Repair and overhaul/office              11,915     Leased

Ft. Lauderdale, FL..................  Instrument shop/warehouse/office         7,200     Leased

Alfortville, France.................  Manufacturing facility/office            7,500     Leased

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

Wellington, KS......................  Repair and overhaul/office              65,000     Leased

Wichita, KS.........................  Manufacturing facility/office           46,100     Leased

Macomb, MI..........................  Manufacturing facility/office           86,000     Leased

Grandview, MO.......................  Manufacturing facility/office           80,000      Owned

Freeport, NY........................  Manufacturing                           29,000      Owned
                                      facility/office/warehouse

Clemmons, NC........................  Manufacturing facility/repair/office    20,000      Owned

Albany, OR..........................  Machine shop/office                     25,000      Owned

North Wales, PA.....................  Manufacturing facility/office          111,400     Leased

Barcelona, Spain....................  Manufacturing facility/office              800     Leased

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

ITEM 3. LEGAL PROCEEDINGS

    Triumph is not presently involved in any material legal proceedings outside of the ordinary course of business. Triumph may in the future be named as a defendant in lawsuits involving product defects, breach of warranty or other actions relating to products that it manufactures or products that it distributes that are manufactured by others. Triumph believes that its potential exposure is adequately covered by its aviation product and general liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated:

                                                              LOW        HIGH
                                                            --------   --------
FISCAL 2001
  1st Quarter.............................................  $29.500    $26.563
  2nd Quarter.............................................   35.875     28.125
  3rd Quarter.............................................   41.375     33.625
  4th Quarter.............................................   41.625     35.700

FISCAL 2000
  1st Quarter.............................................  $31.063    $22.500
  2nd Quarter.............................................   28.750     23.375
  3rd Quarter.............................................   26.250     23.688
  4th Quarter.............................................   32.563     22.750

    As of May 31, 2001, the reported closing price for the Common Stock was $45.58. As of May 31, 2001, there were approximately 36 holders of record of the Common Stock and Triumph believes that its Common Stock was beneficially owned by 2,992 persons.

    Triumph has never declared or paid cash dividends on any class of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Triumph currently intends to retain its earnings, if any, and reinvest them in the development of its business. Triumph's credit facility and Triumph's 10.5% subordinated promissory note and payment in kind notes issued pursuant thereto in the aggregate principal amount of approximately $10.1 million payable to Teleflex Incorporated prohibit Triumph from paying dividends or making any distributions on its capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                    YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                     1997(1)    1998(2)    1999(3)    2000(4)    2001(5)
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL OPERATING DATA:
Aviation Segment
  Net sales........................................  $167,731   $242,317   $328,577   $368,614   $500,201
  Cost of products sold............................   110,932    164,978    220,002    244,290    331,929
                                                     --------   --------   --------   --------   --------
  Gross profit.....................................    56,799     77,339    108,575    124,324    168,272
  Selling, general and administrative..............    24,228     29,611     36,652     43,185     58,517
  Depreciation and amortization....................     5,066      7,991     13,301     18,630     25,012
                                                     --------   --------   --------   --------   --------
  Operating income, before corporate expense and
    special charge(6)..............................    27,505     39,737     58,622     62,509     84,743

Metals Segment
  Net sales........................................    82,747     87,141     71,531     73,085     60,414
  Cost of products sold............................    65,118     68,333     55,018     56,692     46,619
                                                     --------   --------   --------   --------   --------
  Gross profit.....................................    17,629     18,808     16,513     16,393     13,795
  Selling, general and administrative..............    12,177     12,225     11,037     11,168     10,383
  Depreciation and amortization....................       979      1,100      1,036      1,054      1,100
                                                     --------   --------   --------   --------   --------
  Operating income, before corporate expense and
    special charge(6)..............................     4,473      5,483      4,440      4,171      2,312
                                                     --------   --------   --------   --------   --------
  Combined operating income, before corporate
    expense and special charge.....................    31,978     45,220     63,062     66,680     87,055
  Corporate expense(7).............................     4,371      3,944      4,490      4,273      5,561
  Special charge...................................        --         --         --        734         --
  Interest expense and other.......................     6,591      3,963      5,144      9,521     20,709
  Gain on sale of assets...........................        --     (2,250)        --         --         --
                                                     --------   --------   --------   --------   --------
  Income from continuing operations, before income
    taxes and extraordinary items..................    21,016     39,563     53,428     52,152     60,785
  Income tax expense...............................     8,461     15,561     20,281     17,550     21,571
                                                     --------   --------   --------   --------   --------
  Income from continuing operations, before
    extraordinary items............................    12,555     24,002     33,147     34,602     39,214
  Extraordinary (loss) gain, net of income taxes...    (1,478)       610         --         --         --
                                                     --------   --------   --------   --------   --------
  Net income.......................................  $ 11,077   $ 24,612   $ 33,147   $ 34,602   $ 39,214
                                                     ========   ========   ========   ========   ========
Preferred stock dividends and accretion............      (460)        --         --         --         --
Redemption of preferred stock......................    (1,746)        --         --         --         --
                                                     --------   --------   --------   --------   --------
Income available to common stockholders............  $  8,871   $ 24,612   $ 33,147   $ 34,602   $ 39,214
                                                     ========   ========   ========   ========   ========
Earnings per share:
  Income from continuing operations, before
    extraordinary items:
    Basic..........................................  $   1.39   $   2.29   $   2.79   $   2.96   $   3.23
    Diluted........................................      1.27       2.14   $   2.62   $   2.79   $   3.11
Shares used in computing earnings per share
  (thousands):
    Basic..........................................     7,447     10,485     11,896     11,689     12,125
    Diluted........................................     8,146     11,231     12,646     12,397     12,629

BALANCE SHEET DATA:
Working capital....................................  $ 56,288   $ 92,171   $ 93,457   $124,287   $179,411
Total assets.......................................   171,315    301,445    428,857    506,931    731,369
Long-term debt, including current portion..........    24,392     34,498     93,008    138,808    176,322
Total stockholders' equity.........................    91,413    182,879    214,777    244,370    389,891

                                                   (FOOTNOTES ON FOLLOWING PAGE)

(FOOTNOTES FOR PRECEDING PAGE)
--------------------------

(1) Results include the acquisition of Advanced Materials Technologies, Inc. from the date of acquisition.

(2) Results include the acquisitions of JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc. from the date of each respective acquisition, and the sales of Air Lab, Inc. and Deluxe Specialties Mfg., Co.

(3) Results include the acquisitions of Nu-Tech Industries, Inc., DG
    Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc. from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(4) Results include the acquisitions of Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc. from the date of each respective acquistion. See Note 3 to the Consolidated Financial Statements.

(5) Results include the acquisitions of ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc. and the Anadite Assets from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

    AVIATION SEGMENT

    NET SALES. Net sales for the Aviation segment increased by $131.6 million, or 35.7%, to $500.2 million for fiscal 2001 from $368.6 million for fiscal 2000. Companies acquired having less than twelve months in each fiscal year ("Acquired Companies") represented an aggregate of $106.1 million and $14.2 million in net sales in fiscal 2001 and fiscal 2000, respectively. Net sales for the other operating divisions and subsidiaries in the Aviation segment increased by $39.7 million, or 11.2% from the prior year due to overall growth in the businesses as well as new product lines.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation segment increased by $87.6 million, or 35.9%, to $331.9 million for fiscal 2001 from $244.3 million for fiscal 2000. This increase was primarily due to the inclusion of $71.3 million and $8.9 million in fiscal 2001 and fiscal 2000, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. Costs of products sold for the other operating divisions and subsidiaries in the Aviation segment increased $25.2 million, or 10.7%, due to the overall growth in the businesses as well as new product lines.

    GROSS PROFIT. Gross profit for the Aviation segment increased by $43.9 million, or 35.3%, to $168.3 million for fiscal 2001 from $124.3 million for fiscal 2000. This increase was primarily due to the inclusion of $34.8 million and $5.3 million in fiscal 2001 and 2000, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining net increase of $14.5 million was due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 33.6% and 33.7% for fiscal 2001 and fiscal 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation segment increased by $15.3 million, or 35.5%, to $58.5 million for fiscal 2001 from $43.2 million for fiscal 2000, primarily due to the Acquired Companies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation segment increased by $6.4 million, or 34.3%, to $25.0 million for fiscal 2001 from $18.6 million for fiscal 2000, primarily due to the assets acquired in connection with the Acquired Companies.

    OPERATING INCOME. Operating income for the Aviation segment increased by $22.2 million, or 35.6%, to $84.7 million for fiscal 2001 from $62.5 million for fiscal 2000. This increase was due to the addition of net sales and profits generated by the Acquired Companies, as well as from an increase in operating profit generated by the other divisions and subsidiaries in the Aviation segment due to the overall growth in the businesses as well as new product lines. As a percentage of net sales, operating income for the Aviation segment was 16.9% and 17.0% for fiscal 2001 and fiscal 2000, respectively.

METALS SEGMENT

    NET SALES. Net sales for the Metals segment decreased by $12.7 million, or 17.3%, to $60.4 million for fiscal 2001 from $73.1 million for fiscal 2000. This increase was mainly due to decreased activity at the Company's structural steel erection operation and import pricing pressures and lower volume at the Company's electrogalvanized steel operation.

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Metals segment decreased by $10.1 million, or 17.8%, to $46.6 million for fiscal 2001 from $56.7 million for fiscal 2000. This decrease was mainly due to the decrease in activity at the Company's structural steel erection operation and the lower volume at the Company's electrogalvanized steel operation.

    GROSS PROFIT. Gross profit for the Metals segment decreased by $2.6 million, or 15.8%, to $13.8 million for fiscal 2001 from $16.4 million for fiscal 2000, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 22.8% and 22.4% for fiscal 2001 and fiscal 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Metals segment decreased by $0.8 million, or 7.0%, to $10.4 million for fiscal 2001 from $11.2 million for fiscal 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Metals segment remained unchanged from the prior year at $1.1 million for fiscal 2001.

    OPERATING INCOME. Operating income for the Metals segment decreased by $1.9 million, or 44.6%, to $2.3 million, for fiscal 2001 from $4.2 million for fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for the Metals segment was 3.8% and 5.7% for fiscal 2001 and fiscal 2000, respectively.

OVERALL RESULTS

    CORPORATE EXPENSES. Corporate expenses increased by $1.3 million, or 30.1%, to $5.6 million for fiscal 2001 from $4.3 million for fiscal 2000.

    SPECIAL CHARGE. During fiscal 2000, the Company announced a realignment of reporting responsibilities. As a result of the realignment, the Company recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees.

    INTEREST EXPENSE AND OTHER. Interest expense and other increased by $11.2 million, or 117.5%, to $20.7 million for fiscal 2001 from $9.5 million for fiscal 2000. This increase was primarily due to significantly higher debt levels associated with the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, as well as a slightly higher rate on the Company's borrowings under its Credit Facility.

    INCOME TAX EXPENSE. The effective tax rate was 35.5% for fiscal 2001 and 33.7% for fiscal 2000.

    NET INCOME. Net income increased by $4.6 million, or 13.3%, to $39.2 million for fiscal 2001 from $34.6 million for fiscal 2000. The increase in fiscal 2001 net income was primarily attributable to the Acquired Companies, the overall growth in the other divisions and subsidiaries and new product lines, partially offset by the increased interest expense due to the increased debt levels associated with the Acquired Companies.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

    AVIATION SEGMENT

    NET SALES. Net sales for the Aviation segment increased by $40.0 million, or 12.2%, to $368.6 million for fiscal 2000 from $328.6 million for fiscal 1999. This increase was primarily due to the inclusion of an aggregate of $81.8 million and $27.2 million in net sales for the Acquired Companies in fiscal 2000 and fiscal 1999, respectively.

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

    COSTS OF PRODUCTS SOLD. Costs of products sold for the Aviation segment increased by $24.3 million, or 11.0%, to $244.3 million for fiscal 2000 from $220.0 million for fiscal 1999. This increase was primarily due to the inclusion of $49.8 million and $15.8 million in fiscal 2000 and fiscal 1999, respectively, of costs of products sold associated with net sales generated by the Acquired Companies and a $1.0 million charge for inventory due to discontinuance of certain product lines. Costs of products sold for the other operating divisions and subsidiaries in the Aviation segment decreased $10.7 million, or 5.3%, mainly due to the decline in shipments for Boeing commercial airplane programs discussed above.

    GROSS PROFIT. Gross profit for the Aviation segment increased by $15.7 million, or 14.5%, to $124.3 million for fiscal 2000 from $108.6 million for fiscal 1999. This increase was primarily due to the inclusion of $32.0 million and $11.4 million in fiscal 2000 and 1999, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining net decrease of $4.8 million was due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 33.7% and 33.0% for fiscal 2000 and fiscal 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Aviation segment increased by $6.5 million, or 17.8%, to $43.2 million for fiscal 2000 from $36.7 million for fiscal 1999, primarily due to the Acquired Companies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Aviation segment increased by $5.3 million, or 40.1%, to $18.6 million for fiscal 2000 from $13.3 million for fiscal 1999, primarily due to the assets acquired in connection with the Acquired Companies.

    OPERATING INCOME. Operating income for the Aviation segment excluding its portion of the special charge recorded in the third quarter, increased by $3.9 million, or 6.6%, to $62.5 million for fiscal 2000 from $58.6 million for fiscal 1999. This increase was due to the addition of net sales and profits generated by the Acquired Companies, offset by a decrease in operating profit generated by the other divisions and subsidiaries in the Aviation segment mainly due to the decline in production rates in the Boeing commercial airplane programs discussed above and the effects of Boeing working off excess inventory. As a percentage of net sales, operating income for the Aviation segment was 17.0% and 17.8% for fiscal 2000 and fiscal 1999, respectively.

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

    INTEREST EXPENSE AND OTHER. Interest expense and other increased by $4.4 million, or 85.1%, to $9.5 million for fiscal 2000 from $5.1 million for fiscal 1999. This increase was primarily due to increased debt levels associated with the Acquired Companies, the cash portions of which were financed by borrowings under the Company's credit agreement, as well as a slightly higher rate on and amortization of fees relating to the Company's amended and restated Credit Facility.

    INCOME TAX EXPENSE. The effective tax rate was 33.7% for fiscal 2000 and 38.0% for fiscal 1999.

    NET INCOME. Net income increased by $1.5 million, or 4.4%, to $34.6 million for fiscal 2000 from $33.1 million for fiscal 1999. The increase in fiscal 2000 net income was primarily attributable to the Acquired Companies and the change in the effective tax rate, partially offset by the special charge and the reduced earnings of the remaining Aviation segment operating units due to the decline in shipments for Boeing commercial airplane programs discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $26.2 million of cash flows from operating activities for the year ended March 31, 2001. The Company used approximately
$168.2 million in investing activities, and raised $140.6 million in financing activities for the year ended March 31, 2001.

    In March 2001, the Company completed the sale of 3,000,003 shares of its Common stock for $37.50 a share through an underwritten public offering. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase additional shares to cover over-allotments. In April 2001, the underwriters exercised the over-allotment option and the Company sold an additional 450,000 shares of its Common stock. The net proceeds from the sales of $122.4 million were used to repay long-term debt.

    On October 16, 2000, the Company amended its revolving credit facility ("Credit Facility") with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $5.0 million of the available Credit Facility for the issuance of letters of credit. As of March 31, 2001, $203.3 million was available under the Credit Facility. On
March 31, 2001, an aggregate amount of approximately $145.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 7.62% per annum. Amounts repaid under the Credit Facility may be reborrowed.

    The Company has available a $10.0 million discretionary line of credit ("Line of Credit"). The Line of Credit bears interest at the current rate offered by the lender. Borrowings under the Line of Credit are payable on the last day of the applicable interest period or on demand. The Line of Credit has no established expiration date. No amount was outstanding on the Line of Credit as of March 31, 2001.

    Capital expenditures were approximately $27.1 million for the year ended March 31, 2001, primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $40.0 million for its fiscal year ending March 31, 2002. The expenditures are expected to be used mainly to expand capacity at several facilities.

    Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc., Chem-Fab Corporation and Airborne Nacelle
Services, Inc. In May 2000, the Company acquired certain assets from the Anadite California Restoration Trust. The combined cash portion of the purchase prices paid at closing for these acquisitions of approximately $54.2 million was funded by borrowings under the Company's Credit Facility. In connection with these acquisitions, the Company assumed $32.6 million of seller financing, which accrued interest at 7% and $3.6 million of other debt. In July 2000, the Company retired $30.6 million of the assumed seller financing and approximately
$3.2 million of the assumed other debt. These payments were funded by borrowings under the Credit Facility.

    Effective September 30, 2000, the Company acquired certain product rights and assets from Honeywell International, Inc. The Company paid $32.0 million at closing, and assumed $27.0 million of seller financing which was paid in December 2000.

    The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of its Common stock, subject to market conditions. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. The Company has repurchased 244,200 shares through fiscal 2001 for an aggregate consideration of $5.9 million, funded by borrowings under the Credit Facility. No time limit has been set for completion of the program.

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

    MARKET RISK

    The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its Credit Facility, to pay dividends on its Common stock. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The Company has entered into a two-year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes for $100.0 million of the Company's outstanding balance under its Credit Facility. The Company provides protection to meet actual exposure and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (6.56%), on the Company's earnings for the year ended March 31, 2001, was not material. The information below summarizes the Company's market risks associated with debt obligations and should be read in conjunction with Note 6 of the Consolidated Financial Statements.

    The following table presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2001. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2001.

                           EXPECTED YEARS OF MATURITY

                                                  2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                                --------   --------   --------   --------   --------   ----------   --------
                                                                           (DOLLARS IN THOUSANDS)
Fixed rate ($)................................   5,338      8,559      9,406       2,030       379          286      25,998
Weighted average interest rate (%)............    7.35       9.18       9.07        8.20      9.68         10.5

Variable rate ($).............................     679        677        639     145,335       396        2,598     150,324
Weighted average interest rate (%)............    4.59       4.59       4.55        6.55      4.26         4.10

    FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see the risk factors described in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See discussion in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

    We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 17, 2001

                              TRIUMPH GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash......................................................  $  6,279   $  4,819
  Accounts receivable, less allowance for doubtful accounts
    of $2,509 and $3,122....................................    78,960    115,666
  Inventories...............................................   123,750    172,247
  Prepaid expenses and other................................     4,730      7,060
                                                              --------   --------
Total current assets........................................   213,719    299,792
Property and equipment, net.................................   122,787    157,519
Excess of cost over net assets acquired, net................   144,027    194,223
Intangible assets and other, net............................    26,398     79,835
                                                              --------   --------
    Total assets............................................  $506,931   $731,369
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 34,996   $ 52,168
  Accrued expenses..........................................    45,316     53,011
  Income taxes payable......................................     2,899      4,894
  Deferred income taxes.....................................     1,365      4,291
  Current portion of long-term debt.........................     4,856      6,017
                                                              --------   --------
    Total current liabilities...............................    89,432    120,381

Long-term debt, less current portion........................   133,952    170,305
Deferred income taxes and other.............................    39,177     50,792
Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 8,551,786 and 12,228,789 shares issued......         9         12
  Class D common stock convertible, $.001 par value,
    6,000,000 shares authorized, 3,348,535 shares issued and
    outstanding.............................................         3          3
Capital in excess of par value..............................   135,418    241,877
Treasury stock, at cost, 229,175 and 212,188 shares.........    (5,580)    (5,167)
Accumulated other comprehensive loss........................      (684)    (1,174)
Retained earnings...........................................   115,204    154,340
                                                              --------   --------
  Total stockholders' equity................................   244,370    389,891
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $506,931   $731,369
                                                              ========   ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Net sales...................................................  $400,108   $441,699   $560,615
Operating costs and expenses:
  Cost of products sold.....................................   275,020    300,982    378,548
  Selling, general and administrative.......................    52,130     58,573     74,383
  Depreciation and amortization.............................    14,386     19,737     26,190
  Special Charge............................................        --        734         --
                                                              --------   --------   --------
                                                               341,536    380,026    479,121
                                                              --------   --------   --------
Operating income............................................    58,572     61,673     81,494
Interest expense and other..................................     5,144      9,521     20,709
                                                              --------   --------   --------
Income before income taxes..................................    53,428     52,152     60,785
Income tax expense..........................................    20,281     17,550     21,571
                                                              --------   --------   --------
Net income..................................................  $ 33,147   $ 34,602   $ 39,214
                                                              ========   ========   ========

Earnings per share--basic                                     $   2.79   $   2.96   $   3.23
                                                              ========   ========   ========
Weighted average common shares outstanding--basic...........    11,896     11,689     12,125
                                                              ========   ========   ========

Earnings per share--diluted.................................  $   2.62   $   2.79   $   3.11
                                                              ========   ========   ========
Weighted average common shares outstanding--diluted.........    12,646     12,397     12,629
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                              ACCUMULATED
                                         COMMON      CAPITAL IN                  OTHER
                                          STOCK      EXCESS OF    TREASURY   COMPREHENSIVE   RETAINED
                                       ALL CLASSES   PER VALUE     STOCK         LOSS        EARNINGS    TOTAL
                                       -----------   ----------   --------   -------------   --------   --------
Balance at March 31, 1998............    $    12      $135,331    $    --       $    --      $ 47,536   $182,879
  Net income(1)......................                                                          33,147     33,147
  Exercise of options to purchase
    common stock.....................                       87                                                87
  Purchase of 52,700 shares of common
    stock............................                              (1,336)                                (1,336)
                                         -------      --------    -------       -------      --------   --------

Balance at March 31, 1999............         12       135,418     (1,336)           --        80,683    214,777
  Net income.........................                                                          34,602     34,602
  Foreign currency translation
    adjustment.......................                                              (684)                    (684)
                                                                                                        --------
    Total comprehensive income.......                                                                     33,918
                                                                                                        --------
  Exercise of options to purchase
    common stock.....................                                 367                         (81)       286
  Purchase of 191,500 shares of
    common stock.....................                              (4,611)                                (4,611)
                                         -------      --------    -------       -------      --------   --------

Balance at March 31, 2000............         12       135,418     (5,580)         (684)      115,204    244,370
  Net Income.........................                                                          39,214     39,214
  Foreign currency translation
    adjustment.......................                                              (490)                    (490)
                                                                                                        --------
    Total comprehensive income.......                                                                     38,724
                                                                                                        --------
  Exercise of options to purchase
    common stock.....................                                 413                         (78)       335
  Exercise of warrant to purchase
    650,000 shares of common stock...         --            --                                                --
  Issuance of 3,000,003 shares of
    common stock in public offering
    (net of $500 issuance costs).....          3       106,372                                           106,375
  Other..............................                       87                                                87
                                         -------      --------    -------       -------      --------   --------
Balance at March 31, 2001............    $    15      $241,877    $(5,167)      $(1,174)     $154,340   $389,891
                                         =======      ========    =======       =======      ========   ========

------------------------

(1) equals comprehensive income for the year.

                See notes to consolidated financial statements.

                              TRIUMPH GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
Operating Activities
Net income..................................................  $ 33,147   $ 34,602   $  39,214
Adjustments to reconcile net income to net cash provided by
  operating activities:.....................................
    Depreciation and amortization...........................    14,386     19,737      26,190
    Other amortization included in interest expense.........       137        260         336
    Provision for doubtful accounts receivable..............       508        499       1,096
    Provision for deferred income taxes.....................     2,339      4,362       7,862
    Interest on subordinated and junior subordinated
      promissory notes paid by issuance of additional
      notes.................................................       803        905       1,002
    Changes in other current assets and liabilities,
      excluding the effects of acquisitions.................   (17,228)   (24,037)    (49,358)
    Other...................................................       104        332        (119)
                                                              --------   --------   ---------

Net cash provided by operating activities...................    34,196     36,660      26,223
                                                              --------   --------   ---------

Investing Activities
Capital expenditures........................................   (19,489)   (14,736)    (27,073)
Proceeds from sale of assets................................     7,767      5,815      11,930
Cash used for businesses acquired...........................   (69,021)   (49,677)   (153,092)
                                                              --------   --------   ---------

Net cash used in investing activities.......................   (80,743)   (58,598)   (168,235)
                                                              --------   --------   ---------

Financing Activities
Net proceeds from common stock offering.....................        --         --     106,375
Net increase in revolving credit facility...................    58,375     31,109      37,796
Purchase of treasury stock..................................    (1,336)    (4,611)         --
Proceeds from exercise of stock options.....................        87        286         335
Retirement of long-term debt................................    (8,585)        --          --
Repayment of debt and capital lease obligations.............    (1,658)    (2,532)     (3,583)
Payment of deferred financing cost..........................       (25)      (988)       (371)
                                                              --------   --------   ---------

Net cash provided by financing activities...................    46,858     23,264     140,552
                                                              --------   --------   ---------

Net change in cash..........................................       311      1,326      (1,460)
Cash at beginning of year...................................     4,642      4,953       6,279
                                                              --------   --------   ---------
Cash at end of year.........................................  $  4,953   $  6,279   $   4,819
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

    Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, is engaged in aviation products and services and metals converting and distribution.

    The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries (collectively, the "Company"). Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Triumph's Aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components for commercial airlines, air cargo carriers and original equipment manufacturers on a worldwide basis. Triumph's Metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from Honeywell (formerly AlliedSignal) and Boeing Co. ("Boeing") represented approximately 11% and 9%, respectively, of total accounts receivable as of March 31, 2001 and 5% and 13%, respectively, at March 31, 2000. The Company had no other significant concentrations of credit risk. For fiscal 2001, Honeywell and Boeing represented approximately 8% and 12%, respectively, of consolidated sales. In fiscal 2000, Honeywell and Boeing represented approximately 9% and 14%, respectively, of consolidated sales. In fiscal 1999, Honeywell and Boeing represented approximately 12% and 19%, respectively, of consolidated sales. No other single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer, including Honeywell or Boeing, could have a material effect on the Company and its operating subsidiaries.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133 were amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of Statement 133." The provisions of these Statements are effective for fiscal years beginning after June 15, 2000. Had the Company adopted SFAS 133 at March 31, 2001, the estimated impact to the consolidated balance sheet and consolidated statement of income would not have been material.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

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

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty-five to thirty years. Accumulated amortization at March 31, 2000 and 2001 was $10,303 and $17,097, respectively. The carrying value of excess of cost over net assets acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

    INTANGIBLE ASSETS

    Intangible assets at March 31, 2000 and 2001 of $17,912 and $64,551 respectively, consist primarily of certain product rights, patents, trademarks, aerospace designs and covenant-not-to-compete agreements. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to thirty years. Accumulated amortization at March 31, 2000 and 2001 was $6,484 and $10,243, respectively.

    REVENUE RECOGNITION

    Revenues are recorded when services are performed or when products are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues.

    PRE-PRODUCTION DESIGN AND DEVELOPMENT COSTS

    The Company expenses as incurred design and development costs related to long-term supply arrangements unless such costs are contractually recoverable. At March 31, 2000 and 2001, the Company had capitalized $2,013 and $5,044, respectively, of contractually recoverable design and development costs.

3.  ACQUISITIONS

    Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") and on June 1, 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets") (collectively, the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot Springs, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, provide anodizing, chemical film coating, phosphate flouride coating, passiviation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined purchase price for the 2001

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  ACQUISITIONS (CONTINUED)
Acquisitions was $101,434. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments.

    In addition to the above acquisitions, on September 30, 2000, in a series of transactions with Honeywell, the Company acquired certain product rights and assets associated with hydraulic systems ("New Hydraulic Systems Product Line") and auxiliary power units ("APU's") ("New APU Product Lines"), (collectively, the "New Product Lines"). The New Hydraulic Systems Product Line, which has been relocated from Honeywell's Rocky Mount, North Carolina facility to Triumph's Frisby Aerospace, Inc. subsidiary, located in Clemmons, North Carolina, is used in connection with the design, manufacture and overhaul of hydraulic pumps, motors and power transfer units. The New APU Product Lines, for which Triumph has become the exclusive designated 700 APU Factory Service Center and exclusive distributor of new 660 APU products, has been transferred to Triumph's Triumph Air Repair facility located in Phoenix, Arizona. The combined purchase price for the New Product Lines was $62,250. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities and direct costs of acquisitions.

    The combined excess of the purchase price over the estimated fair value of the net assets acquired in the 2001 Acquisitions in the amount of $58,691 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis. The excess of the purchase price over the estimated fair value of the tangible assets acquired in the New Product Lines in the amount of $51,198 has been recorded as intangible assets. The intangible assets related to the hydraulic systems are being amortized over 30 years and the intangible assets related to the APU product rights are being amortized over 10 years.

    In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), Construction Brevitees d'Alfortville ("CBA"), and Lee Aerospace, Inc. ("Lee") and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph Components-San Diego, Inc. (collectively, the "2000 Acquisitions"). Ralee, based in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. CBA, located near Paris, France is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. Triumph Components-San Diego, Inc. is a developer of high-temperature metal alloy parts. Lee, located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck windows and cabin windows to the general aviation and corporate jet market. The combined purchase price for these acquisitions was $56,935. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and contingent payments of approximately $9,142, which are included in accrued expenses at March 31, 2000. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $29,751 was recorded as excess of cost over the net assets acquired and is being amortized over thirty years on a straight-line basis. The Lee acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each specified date through 2003.

    In fiscal 1999, the Company acquired all of the outstanding stock of Nu-Tech Industries, Inc. ("Nu-Tech"), DG Industries, Inc. ("DG"), and DV
Industries, Inc. ("DV") and substantially all of the assets of Chase Aerospace
(UK) Limited, renamed Triumph Air Repair (Europe) Limited ("Triumph Air Repair (Europe)"), Hartford Tool and Die Company, renamed HTD Aerospace, Inc. ("HTD") and May Industries, Inc. and Metal Joining, Inc. together renamed Triumph Precision, Inc. ("Triumph Precision").

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  ACQUISITIONS (CONTINUED)
Nu-Tech, based in the Kansas City, Missouri metropolitan area, specializes in producing complex structural components for the commercial and military aircraft market; machining of precision parts from aluminum extrusions; and high-speed machining of precision parts from alloys such as titanium and stainless steel. DG, based in Phoenix, Arizona, provides precision machining services on hydraulic and pneumatic components for the aviation industry, focusing on a wide spectrum of aircraft flap, spoiler, auxiliary power and cooling systems. DV, located in Lynwood, California, provides chemical processing, painting and non-destructive testing services to the aerospace and defense industries. Triumph Air Repair (Europe), based in Lasham Alton Hampshire, England, repairs and overhauls auxiliary power units, constant speed drives and integrated drive generators for commercial transport carriers and the commuter aviation industry. HTD, based in Bloomfield, Connecticut, specializes in manufacturing precision components and assemblies for commercial and military jet engines. Triumph Precision, based in Phoenix, Arizona, specializes in complex aerospace tube bending, precision machining, and metal heat treating and brazing. The combined purchase price for these acquisitions was $102,950. The purchase price includes cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and a contingent payment of approximately $7,000, which is included in accrued expenses at March 31, 1999. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $71,435 was recorded as excess of cost over net assets acquired and is being amortized over thirty years on a straight-line basis.

    These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

    The following unaudited pro forma information for the year ended March 31, 2000 has been prepared assuming the 2001 Acquisitions and the 2000 Acquisitions had occurred on April 1, 1999: Net sales: $532,592; Net Income: $38,724; Earnings per share--basic: $3.31; and Earnings per share--diluted: $3.12. The pro forma effect of the 2001 Acquisitions for the year ended March 31, 2001 was not material. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Raw materials...............................................  $ 34,195   $ 50,638
Work-in-process.............................................    46,189     76,328
Finished goods..............................................    43,366     45,281
                                                              --------   --------
Total inventories...........................................  $123,750   $172,247
                                                              ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  INCOME TAXES

    The components of income tax expense are as follows:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Current:
  Federal...................................................  $16,211     11,970    $13,093
  State.....................................................    1,731      1,218        616
                                                              -------    -------    -------
                                                               17,942     13,188     13,709

Deferred:
  Federal...................................................    1,917      6,064      6,946
  State.....................................................      422     (1,702)       916
                                                              -------    -------    -------
                                                                2,339      4,362      7,862
                                                              -------    -------    -------
                                                              $20,281    $17,550    $21,571
                                                              =======    =======    =======

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                              ------------------------------------
                                                                1999          2000          2001
                                                              --------      --------      --------
Statutory federal income tax rate...........................    35.0%         35.0%         35.0%
State and local income taxes, net of federal tax benefit....     2.6          (0.7)          1.6
Miscellaneous permanent items and nondeductible accruals....     0.8           0.3           0.2
Other.......................................................    (0.4)         (0.9)         (1.3)
                                                                ----          ----          ----
Effective income tax rate...................................    38.0%         33.7%         35.5%
                                                                ====          ====          ====

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $   764    $   404
  Accounts receivable.....................................       --      1,009
  Other...................................................      196        219
                                                            -------    -------
                                                                960      1,632

Deferred tax liabilities:
  Property and equipment..................................   22,762     28,974
  Other assets............................................    9,203     13,510
  Accounts receivable.....................................      506         --
  Inventory...............................................      330      3,008
  Accruals and reserves...................................    1,127        692
  Prepaid expenses and other..............................      390      2,673
                                                            -------    -------
                                                             34,318     48,857
                                                            -------    -------
Net deferred tax liabilities..............................  $33,358    $47,225
                                                            =======    =======

    As of March 31, 2001, the Company has federal and state net operating loss carryforwards expiring in 4 to 19 years.

    Income taxes paid during the years ended March 31, 1999, 2000 and 2001 were $16,135, $10,017 and $7,856 respectively.

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                               MARCH 31,
                                                          -------------------
                                                            2000       2001
                                                          --------   --------
Revolving credit facility...............................  $107,204   $145,000
Subordinated promissory notes...........................    17,686     18,658
Other debt..............................................    13,918     12,664
                                                          --------   --------
                                                           138,808    176,322
Less current portion....................................     4,856      6,017
                                                          --------   --------
                                                          $133,952   $170,305
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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  LONG-TERM DEBT (CONTINUED)
The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $5,000 of the available Credit Facility for the issuance of letters of credit of which $1,400 and $1,700 was used as of March 31, 2000 and 2001, respectively. At March 31, 2000 and 2001, the interest rate on borrowings under the Credit Facility was 7.05% and 7.62%, respectively. As of March 31, 2001, $203,300 of additional borrowings were available under the Credit Facility.

    The Company has entered into a two-year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $100,000 of the Company's outstanding balance under its Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (6.56%) is reflected as an adjustment to interest expense in the period incurred. The other party to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance.

    At March 31, 2001, the Subordinated Promissory Notes consist of five notes, a $1,600 principal amount bearing interest at 7%, due on July 1 of 2001, a $9,548 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003, a $4,683 principal amount bearing interest at 7%, due in annual installments of $1,000 on July 1 of each year commencing in 2001 through and including 2002 with a final payment of $2,683 on July 1, 2003, a $2,000 principal amount bearing interest at 7%, due in equal annual installments of $1,000 on March 31, 2002 and 2003 and an $827 principal amount bearing interest at the 1 year Eurobor plus 1%, which at March 31, 2001 was 5.3%, due in annual installments of $288 on October 18 of 2001 and 2002 with a final payment of $251 on October 18, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $770, $854 and $960 for the years ended March 31, 1999, 2000 and 2001, respectively.

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

    The fair value of the Company's Credit Facility and the Bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, is approximately $19,500.

    Maturities of long-term debt are as follows: 2002--$6,017; 2003--$9,236; 2004--$10,045; 2005--$147,365; 2006--$775; thereafter, $2,884 through 2013.

    Interest paid on indebtedness during the years ended March 31, 1999, 2000, and 2001 amounted to $3,957, $8,057 and $19,278, respectively.

7.  STOCKHOLDERS' EQUITY

    In March 2001, the Company completed the sale of 3,000,003 shares of its Common stock for $37.50 a share through an underwritten public offering. In addition, the Company granted the underwriters of its

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  STOCKHOLDERS' EQUITY (CONTINUED)
public offering a 30-day option to purchase additional shares to cover over-allotments. In April 2001, the underwriters exercised the over-allotment option and the Company sold an additional 450,000 shares of its common stock. The net proceeds from the sales totaled $122,406 and were used to repay long-term debt.

    On January 3, 2001, the Company granted to its two top executive officers a total of 27,000 shares of its Common stock, valued at $1,043 at issuance, which vests over three years and is included in capital in excess of par value.

    The Company purchased 52,700 shares and 191,500 shares of its Common stock as treasury stock in fiscal 1999 and fiscal 2000, respectively. Treasury stock is recorded at cost.

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

    The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2000 and 2001, no shares of preferred stock were outstanding.

8.  EARNINGS PER SHARE

    The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     1999       2000       2001
                                                   --------   --------   --------
                                                            (THOUSANDS)
Weighted average common shares
  outstanding--basic.............................   11,896     11,689     12,125
  Net effect of dilutive stock options...........      100         58        112
  Net effect of dilutive warrant.................      650        650        392
                                                   -------    -------    -------
Weighted average common shares
  outstanding--diluted...........................   12,646     12,397     12,629
                                                   =======    =======    =======

    Options to purchase 114,200 shares of Common stock, at prices ranging from $43.13 per share to $44.88 per share, were outstanding during fiscal 2001. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2001 and, therefore, the effect would be antidilutive.

9.  EMPLOYEE BENEFIT PLANS

    DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to 20% of their regular compensation before taxes. The Company matches contributions of 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
vest immediately and aggregated $1,441, $1,748 and $2,152 for the years ended March 31, 1999, 2000 and 2001, respectively.

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

    The Company has recorded a total liability of approximately $3,762 (as estimated by actuaries) for other postretirement benefits, of which approximately $3,235 is estimated to be reimbursed by the previous owner as of March 31, 2001. These amounts are included in other liabilities and other assets, respectively. The annual expense for such benefits is not material.

    ACCRUED COMPENSATION

    Included in accrued expenses at March 31, 2000 and 2001 is accrued compensation of $11,368 and $16,666, respectively.

    STOCK OPTION PLANS

    The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

                        SUMMARY OF STOCK OPTION ACTIVITY

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                      --------   ----------------
Balance, March 31, 1998.............................  260,163         $20.48
Granted.............................................  182,200         $43.84
Exercised...........................................   (4,550)        $19.00
Forfeited...........................................   (7,375)        $27.56
                                                      -------
Balance, March 31, 1999.............................  430,438         $30.26
Granted.............................................  190,500         $25.97
Exercised...........................................  (15,025)        $19.00
Forfeited...........................................  (16,357)        $30.32
                                                      -------
Balance, March 31, 2000.............................  589,556         $29.16
Granted.............................................    2,000         $31.38
Exercised...........................................  (16,990)        $19.74
Forfeited...........................................  (84,371)        $39.37
                                                      -------
Balance, March 31, 2001.............................  490,195         $27.73
                                                      =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
             SUMMARY OF STOCK OPTIONS OUTSTANDING AT MARCH 31, 2001

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                    -----------------------------------------   ---------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING
EXERCISE PRICE                                 CONTRACTUAL   WEIGHTED AVERAGE              WEIGHTED AVERAGE
RANGE                                NUMBER    LIFE (YRS.)    EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------                      --------   -----------   ----------------   --------   ----------------
$19.00............................  187,045        5.6            $19.00        187,045         $19.00
$24 5/8-$26 7/16..................  163,750        8.3            $25.95         41,211         $25.96
$31 3/8-$34.......................   25,200        6.9            $31.15         17,150         $33.95
$43 1/8-$44 7/8...................  114,200        7.1            $43.28         57,701         $43.29
                                    -------                                     -------
                                    490,195                                     303,107
                                    =======                                     =======

    At March 31, 2000 and 2001, 747,381 options and 779,752 options, respectively, were available for issuance under the plans.

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

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% for 1999, 5.6% for 2000 and 6.2% for 2001; no dividends; a volatility factor of the expected market price of the Company's Common stock of .30, .36 and .34 for 1999, 2000 and 2001, respectively, and a weighted-average expected life of the options of 6 years.

    For purposes of pro forma disclosures, the weighted average fair value of the options ($17.79 for the 1999 issuance, $11.66 for the 2000 issuance and $14.13 for the 2001 issuance) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

                  PRO FORMA NET INCOME AND EARNINGS PER SHARE

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     1999       2000       2001
                                                   --------   --------   --------
Pro forma net income.............................  $32,008    $33,079    $38,015
Pro forma earnings per share:
  Basic..........................................     2.69       2.83       3.14
  Diluted........................................     2.56       2.71       3.03

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  LEASES

    At March 31, 2001, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:
2002--$12,654; 2003--$11,613; 2004--$9,474; 2005--$7,758; 2006--$6,808;
thereafter, $15,445 through 2018. In the normal course of business, operating leases are generally renewed or replaced by other leases.

    Total rental expense was $3,679, $7,387 and $9,670 for the years ended March 31, 1999, 2000 and 2001, respectively.

11.  PROPERTY AND EQUIPMENT

    Net property and equipment at March 31, 2000 and 2001 is:

                                                               MARCH 31,
                                                          -------------------
                                                            2000       2001
                                                          --------   --------
Land....................................................  $  7,653   $  9,029
Buildings and improvements..............................    27,450     45,981
Machinery and equipment.................................   126,215    152,474
                                                          --------   --------
                                                           161,318    207,484
Less accumulated depreciation...........................    38,531     49,965
                                                          --------   --------
                                                          $122,787   $157,519
                                                          ========   ========

    Depreciation expense for the years ended March 31, 1999, 2000 and 2001 was $9,558, $13,278 and $15,903, respectively.

12.  COMMITMENTS AND CONTINGENCIES

    Certain of the Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of the assets and any unidentified environmental liabilities which arose subsequent to the date of settlement through July 22, 2000, from conditions or activities existing at these facilities prior to the acquisition. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

    The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

13.  COLLECTIVE BARGAINING AGREEMENTS

    Approximately 12% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years, with the exception of one operating location in the Aviation segment which expired and is currently being negotiated and one operating location in the Metals segment which will expire in the next twelve months.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  SEGMENT REPORTING

    The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: Aviation and Metals. The Company's Aviation segment consists of thirty-two operating units and the Metals segment consists of two operating units at March 31, 2001.

    The Aviation segment revenue is generated from the manufacture, repair and overhaul of sub-assembly and structural components and flight controls and instrumentation for aircraft and related products.

    The sub-assembly components revenues are derived from repair and overhaul services on auxiliary power units for both commercial airlines and OEMs. The Company also repairs and overhauls aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  SEGMENT REPORTING (CONTINUED)
    Selected financial information for each reportable segment is as follows:

                                                     YEAR ENDED MARCH 31,
                                                ------------------------------
                                                  1999       2000       2001
                                                --------   --------   --------
Net sales:
  Aviation....................................  $328,577   $368,614   $500,201
  Metals......................................    71,531     73,085     60,414
                                                --------   --------   --------
                                                $400,108   $441,699   $560,615
                                                ========   ========   ========
Income before income taxes:
  Operating income (expense):
    Aviation..................................  $ 58,622   $ 62,509   $ 84,743
    Metals....................................     4,440      4,171      2,312
    Special charge............................        --       (734)        --
    Corporate.................................    (4,490)    (4,273)    (5,561)
                                                --------   --------   --------
                                                  58,572     61,673     81,494
  Interest expense and other..................     5,144      9,521     20,709
                                                --------   --------   --------
                                                $ 53,428   $ 52,152   $ 60,785
                                                ========   ========   ========
Capital expenditures:
  Aviation....................................  $ 18,676   $ 13,429   $ 20,495
  Metals......................................       808      1,220      6,469
  Corporate...................................         5         87        109
                                                --------   --------   --------
                                                $ 19,489   $ 14,736   $ 27,073
                                                ========   ========   ========
Depreciation and amortization:
  Aviation....................................  $ 13,301   $ 18,630   $ 25,012
  Metals......................................     1,036      1,054      1,100
  Corporate...................................        49         53         78
                                                --------   --------   --------
                                                $ 14,386   $ 19,737   $ 26,190
                                                ========   ========   ========

                                                               MARCH 31,
                                                          -------------------
                                                            2000       2001
                                                          --------   --------
Total Assets:
  Aviation..............................................  $477,374   $694,278
  Metals................................................    27,410     29,768
  Corporate.............................................     2,147      7,323
                                                          --------   --------
                                                          $506,931   $731,369
                                                          ========   ========

    During fiscal years 1999, 2000 and 2001, the Company had foreign sales of $53,400, $83,544 and $116,141, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    FISCAL 2000(1)                              FISCAL 2001(2)
                       -----------------------------------------   -----------------------------------------
                       JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31
                       --------   --------   --------   --------   --------   --------   --------   --------
Net sales............  $104,894   $110,276   $110,376   $116,153   $128,996   $131,563   $143,163   $156,893
Gross profit.........    32,983     33,906     34,885     38,943     41,354     42,275     46,667     51,771
Net income...........     8,235      8,190      8,776      9,401      8,271      9,173     10,002     11,768
Earnings per share:
  Basic..............      0.70       0.70       0.75       0.81       0.71       0.79       0.83       0.90
  Diluted............      0.66       0.66       0.71       0.76       0.67       0.74       0.80       0.89

------------------------

(1) In fiscal 2000, the Company acquired Ralee, CBA, Lee and Triumph Components-San Diego, Inc. on April 1, 1999, July 1, 1999, October 1, 1999, and November 7, 1999, respectively.

(2) In fiscal 2001, the Company acquired ACR, Chem-Fab and Airborne Nacelle all on April 1, 2001, the Anadite Assets on June 1, 2000 and the New Product Lines on September 30, 2000. The quarter ended March 31, 2001 earnings per share amounts reflect the impact of the issuance of Common stock (see note 7).

16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Changes in other current assets and liabilities, excluding
  the effects of acquisitions:
    Accounts receivable.....................................  $  4,149   $ (3,590)  $(28,109)
    Inventories.............................................   (19,007)   (12,621)   (26,555)
    Prepaid expenses and other current assets...............      (950)      (477)    (1,098)
    Accounts payable, accrued expenses, and income taxes
      payable...............................................    (1,420)    (7,349)     6,404
                                                              --------   --------   --------
                                                              $(17,228)  $(24,037)  $(49,358)
                                                              ========   ========   ========
Noncash investing and financing activities:
  Seller note related to acquired business..................  $     --   $  6,047   $  2,000

                              TRIUMPH GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                  BALANCE AT    ADDITIONS
                                                 BEGINNING OF   CHARGED TO    ADDITIONS(1)     BALANCE AT
                                                     YEAR        EXPENSE     (DEDUCTIONS)(2)   END OF YEAR
                                                 ------------   ----------   ---------------   -----------
For year ended March 31, 2001:                                                      280
  Allowance for doubtful accounts receivable...      2,509         1,096           (763)          3,122
For year ended March 31, 2000:                                                      561
  Allowance for doubtful accounts receivable...      1,907           499           (458)          2,509
For year ended March 31, 1999:                                                      207
  Allowance for doubtful accounts receivable...      1,840           508           (648)          1,907

------------------------

(1) Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc., Triumph Precision, Inc., Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc., Triumph Components-San Diego, Inc., ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc. and the Anadite Assets.

(2) Deductions represent write-offs of related account balances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

    The information required for Directors is included in the Proxy Statement of Triumph in connection with its 2001 Annual Meeting of Stockholders to be held on July 16, 2001, under the heading "Proposal No. 1--Election of Directors" and is incorporated herein by reference.

                               EXECUTIVE OFFICERS

                                                                                           EFFECTIVE DATE OF
                                                                                              ELECTION TO
NAME                                          AGE      POSITION                            PRESENT POSITION
----                                        --------   --------                            -----------------
Richard C. Ill............................     58      President and Chief Executive       July 1, 1993
                                                       Officer

John R. Bartholdson.......................     56      Senior Vice President, Chief        July 1, 1993
                                                       Financial Officer and Treasurer

Lawrence J. Resnick.......................     43      Vice President                      August 1, 2000

Richard M. Eisenstaedt....................     55      Vice President, General Counsel     October 1, 1996
                                                       and Secretary

Kevin E. Kindig...........................     44      Vice President and Controller       July 1, 1993

    RICHARD C. ILL has been President and Chief Executive Officer and a director of Triumph since 1993. Mr. Ill is a member of the board of directors of the Aerospace Industry Association, the board of directors of Derrman and Davis, Inc. and the advisory board of Outward Bound, USA.

    JOHN R. BARTHOLDSON has been Senior Vice President, Chief Financial Officer and Treasurer and a director of Triumph since 1993. Mr. Bartholdson serves on the board of directors and is a member of the compensation committee of PBHG Funds, Inc.

    LAWRENCE J. RESNICK has been a Vice President of Triumph since August 2000. Mr. Resnick was the President of Triumph Controls, Inc., one of Triumph's subsidiaries from January 1996 through July 2000.

    RICHARD M. EISENSTAEDT has been a Vice President and Triumph's General Counsel and Secretary since October 1996. Mr. Eisenstaedt was general counsel of Unisource Worldwide, Inc. from February 1996 until October 1996.

    KEVIN E. KINDIG has been Controller of Triumph since 1993 and Vice President since April 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required regarding executive compensation is included in the Proxy Statement of Triumph in connection with its 2001 Annual Meeting of Stockholders to be held on July 16, 2001, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required regarding security ownership is included in the Proxy Statement of Triumph in connection with its 2001 Annual Meeting of Stockholders to be held on July 16, 2000, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required regarding certain relationships and related transactions is included in the Proxy Statement of Triumph in connection with its 2001 Annual Meeting of Stockholders to be held on July 16, 2001, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    (a)(1) The following consolidated financial statements are included in Item 8 of this report:

                                                                PAGE
                                                              --------
          Triumph Group, Inc., Report of Ernst & Young LLP,
            Independent Auditors............................     25
          Consolidated Balance Sheets as of March 31, 2000
            and 2001........................................     26
          Consolidated Statements of Income for the Fiscal
            Years Ended March 31, 1999, 2000 and 2001.......     27
          Consolidated Statements of Stockholders' Equity
            for the Fiscal Years Ended March 31, 1999, 2000
            and 2001........................................     28
          Consolidated Statements of Cash Flows for the
            Fiscal Years Ended March 31, 1999, 2000 and
            2001............................................     29
          Notes to Consolidated Financial Statements........     30

    (a)(2) The following financial statement schedule is included in this report:

                                                                PAGE
                                                              --------
          Schedule II--Valuation and Qualifying Accounts....     44

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

    (a)(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
         3.1            Amended and Restated Certificate of Incorporation of Triumph
                        Group, Inc.(1)

         3.2            Bylaws of Triumph Group, Inc.(1)

         3.3            Certificate of Amendment to Amended and Restated Certificate
                        of Incorporation of Triumph Group, Inc.(3)

         4              Form of certificate evidencing Common Stock of Triumph
                        Group, Inc.(1)

        10.1            Form of Employment Agreement with Richard C. Ill.(2)

        10.2            Form of Employment Agreement with John R. Bartholdson.(2)

        10.3            Form of Employment Agreement with Richard M. Eisenstaedt.(2)

        10.4            Form of Employment Agreement with Lawrence J. Resnick(4)

        10.5            Purchase Agreement dated as of July 22, 1993 between Triumph and Citicorp Venture Capital, Ltd.(1)

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        10.6            Asset Purchase Agreement dated as of December 31, 1995 among
                        Triumph, Triumph Control Systems, Inc. and Teleflex
                        Incorporated.(1)

        10.7            Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.(1)

        10.8            Non-Competition Agreement dated July 31, 1996 between
                        Triumph and Jay Donkersloot.(1)

        10.9            Form of 1996 Stock Option Plan.(1)

        10.10           Directors' Stock Option Plan.(3)

        10.11           Agreement of Sale and Purchase of Stock dated as of March
                        31, 2000 among ACR Industries, Inc., Roger Blanchard as trustee for certain trusts and Triumph Group Acquisition
                        Corp.(5)

        10.12           Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as
                        Administrative Agent, Bank of America, N.A., as
                        Documentation Agent, First Union National Bank, as
                        Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(4)

        10.13           Agreement for Triumph Group, Inc. Restricted Stock between
                        Triumph Group, Inc. and Richard C. Ill dated January 3,
                        2001.

        10.14           Agreement for Triumph Group, Inc. Restricted Stock between
                        Triumph Group, Inc. and John R. Bartholdson dated January 3,
                        2001.

        21.1            Subsidiaries of Triumph Group, Inc.

        23.1            Consent of Ernst & Young LLP.

------------------------

(1) Incorporated by reference to Triumph's Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3) Incorporated by reference to Triumph's Annual Report on Form 10-K for the year ended March 31, 1999.

(4) Incorporated by reference to Triumph's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5) Incorporated by reference to Triumph's Annual Report on Form 10-K for the year ended March 31, 2000.

REPORTS ON FORM 8-K

    Triumph filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                       TRIUMPH GROUP, INC.

Dated: June 5, 2001                                    By:              /s/ RICHARD C. ILL
                                                            -----------------------------------------
                                                                          Richard C. Ill
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ RICHARD C. ILL                    President, Chief Executive
     -------------------------------------------         Officer and Director            June 5, 2001
                   Richard C. Ill                        (Principal Executive Officer)

                                                       Senior Vice President, Chief
               /s/ JOHN R. BARTHOLDSON                   Financial Officer, Treasurer
     -------------------------------------------         and Director (Principal         June 5, 2001
                 John R. Bartholdson                     Financial Officer)

                 /s/ KEVIN E. KINDIG
     -------------------------------------------       Vice President and Controller     June 5, 2001
                   Kevin E. Kindig                       (Principal Accounting Officer)

                /s/ RICHARD C. GOZON
     -------------------------------------------       Director                          June 5, 2001
                  Richard C. Gozon

                 /s/ CLAUDE F. KRONK
     -------------------------------------------       Director                          June 5, 2001
                   Claude F. Kronk

               /s/ JOSEPH M. SILVESTRI
     -------------------------------------------       Director                          June 5, 2001
                 Joseph M. Silvestri

              /s/ WILLIAM O. ALBERTINI
     -------------------------------------------       Director                          June 5, 2001
                William O. Albertini