Form 10-Q
period 2001-06-30
TRIUMPH GROUP INC /
filed 2001-08-09
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001.

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

                                 (610) 975-0420
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No_______
                                                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 13,980,629 shares and Class D common stock, par value $0.001 per share, 1,848,535 shares, each as of July 31, 2001.

                               TRIUMPH GROUP, INC.
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I. Financial Information

    Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets
         June 30, 2001 and March 31, 2001                                     1

         Consolidated Statements of Income
         Three months ended June 30, 2001 and 2000                            3

         Consolidated Statements of Cash Flows
         Three months ended June 30, 2001 and 2000                            4

         Notes to Consolidated Financial Statements
         June 30, 2001                                                        6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of  Operations                           11

    Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                    13

Part II. Other Information

    Item 1.   Legal Proceedings                                              14

    Item 2.   Changes in Securities                                          14

    Item 3.   Defaults upon Senior Securities                                14

    Item 4.   Submission of Matters to a Vote of Security Holders            14

    Item 5.   Other Information                                              14

    Item 6.   Exhibits and Reports on Form 8-K                               14

Signature Page                                                               15

Part I.  Financial Information
     Item: 1. Financial Statements


                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                             (dollars in thousands)


                                                     JUNE 30,       MARCH 31,
                                                      2001            2001
                                                      ----            ----
                                                   (unaudited)
ASSETS
Current assets:
   Cash                                             $  6,138        $  4,819
   Accounts receivable, net                          111,869         115,666
   Inventories                                       176,092         172,247
   Prepaid expenses and other                         15,913           7,060
                                                    --------        --------
Total current assets                                 310,012         299,792

Property and equipment, net                          160,205         157,519

Excess of cost over net assets acquired, net         220,952         221,083
Intangible assets, net                                36,561          37,691
Other, net                                            13,254          15,284
                                                    --------        --------

Total assets                                        $740,984        $731,369
                                                    ========        ========

                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)

                                                                JUNE 30,         MARCH 31,
                                                                  2001             2001
                                                                  ----             ----
                                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  44,699         $  52,168
   Accrued expenses                                                46,114            53,011
   Income taxes payable                                             8,121             4,894
   Deferred income taxes                                            4,291             4,291
   Current portion of long-term debt                                6,009             6,017
                                                                ---------         ---------
Total current liabilities                                         109,234           120,381

Long-term debt, less current portion                              162,683           170,305
Deferred income taxes and other                                    53,145            50,792

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 14,178,789 and 12,228,789 shares
     issued                                                            14                12
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     1,848,535 and 3,348,535 shares issued and
     outstanding                                                        2                 3
   Capital in excess of par value                                 257,995           241,877
   Treasury stock, at cost, 199,210 and 212,188 shares             (4,851)           (5,167)
   Accumulated other comprehensive loss                            (4,469)           (1,174)
   Retained earnings                                              167,231           154,340
                                                                ---------         ---------
Total stockholders' equity                                        415,922           389,891
                                                                ---------         ---------

Total liabilities and stockholders' equity                      $ 740,984         $ 731,369
                                                                =========         =========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                           2001            2000
                                                           ----            ----
Net sales                                                 $153,532        $128,996

Operating costs and expenses:
    Cost of products sold                                  105,392          87,642
    Selling, general, and administrative                    19,327          16,967
    Depreciation and amortization                            5,260           6,415
                                                          --------        --------
                                                           129,979         111,024

Operating income                                            23,553          17,972
Interest expense and other                                   3,238           4,843
                                                          --------        --------
Income before income taxes                                  20,315          13,129
Income tax expense                                           7,354           4,858
                                                          --------        --------
Net income                                                $ 12,961        $  8,271
                                                          ========        ========

Earnings Per Common Share - Basic                        $   0.82        $   0.71
                                                          ========        ========

Weighted average common shares outstanding - Basic          15,768          11,672
                                                          ========        ========

Earnings Per Common Share - Assuming Dilution            $   0.81        $   0.67
                                                          ========        ========

Weighted average common shares outstanding -
 Assuming Dilution                                          15,952          12,397
                                                          ========        ========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                    2001            2000
                                                                    ----            ----
OPERATING ACTIVITIES
Net income                                                       $ 12,961         $  8,271
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  5,260            6,415
     Provision for deferred income taxes                             --              1,567
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                              264              246
     Changes in other current assets and liabilities, net
        of acquisitions of businesses:
        Accounts receivable                                         3,454           (2,944)
        Inventories                                                (3,876)         (10,461)
        Prepaid expenses and other                                 (8,869)            (619)
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                   (10,012)          (2,345)
     Other                                                          1,229           (3,677)
                                                                 --------         --------
Net cash provided by (used in) operating activities                   411           (3,547)
                                                                 --------         --------
INVESTING ACTIVITIES
Capital expenditures, net                                          (6,419)          (5,337)
Cash used for businesses acquired                                  (1,082)         (54,243)
                                                                 --------         --------
Net cash used in investing activities                              (7,501)         (59,580)
                                                                 --------         --------

                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------

                                                                         2001            2000
                                                                         ----            ----
FINANCING ACTIVITIES
Net proceeds from common stock offering                                $ 16,031         $   --
Net (decrease) increase in revolving credit facility borrowings          (7,128)          64,791
Repayment of debt and capital lease obligations                            (740)            (494)
Proceeds from exercise of stock options                                     246               80
                                                                       --------         --------
Net cash provided by financing activities                                 8,409           64,377
                                                                       --------         --------

Net change in cash                                                        1,319            1,250
Cash at beginning of period                                               4,819            6,279
                                                                       --------         --------
Cash at end of period                                                  $  6,138         $  7,529
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                             $  4,216         $  1,124
Cash paid for interest                                                    3,098            3,613

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2001.

Certain Intangible assets at March 31, 2001, have been reclassified to conform to the new presentation requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141").

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

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2001 were $46,419 and $9,858, respectively. Intangible assets cost and accumulated amortization at March 31, 2001 were $46,419 and $8,728, respectively. Amortization expense for the three months ended June 30, 2001 was $1,130. Amortization expense for the fiscal year ended March 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002: $4,520; 2003:
$4,077; 2004: $3,896; 2005: $3,896; 2006: $3,896; 2007: $3,896.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (Continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. Accordingly, effective April 1, 2001, the Company adopted SFAS No. 142. The following table reflects the comparable prior year period's results of operations and earnings per share adjusted to give effect to the adoption of SFAS No. 142 on April 1, 2000:

                                            For the three Months Ended June 30,
                                                   2001              2000
                                                   ----              ----
Reported net income                             $   12,961        $   8,271
Add-back after-tax goodwill amortization              --              1,131
                                                ----------        ---------
Adjusted net income                             $   12,961        $   9,402
                                                ==========        =========

Earnings per share - basic                      $     0.82        $    0.71
Add-back after-tax goodwill amortization              --               0.10
                                                ----------        ---------
Adjusted earnings per share - basic             $     0.82        $    0.81
                                                ==========        =========

Earnings per share - diluted                    $     0.81        $    0.67
Add-back after-tax goodwill amortization              --               0.09
                                                ----------        ---------
Adjusted earnings per share - diluted           $     0.81        $    0.76
                                                ==========        =========

3. INVENTORIES

The components of inventories are as follows:

                         JUNE 30,        MARCH 31,
                          2001             2001
                         --------        ---------
Raw materials            $ 51,519        $ 50,638
Work-in-process            77,567          76,328
Finished goods             47,006          45,281
                         --------        --------
Total inventories        $176,092        $172,247
                         ========        ========


                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)



4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                JUNE 30,       MARCH 31,
                                                  2001           2001
                                                  ----           ----
Revolving credit facility                       $137,872      $145,000
Subordinated promissory notes                     18,881        18,658
Other debt                                        11,939        12,664
                                                --------      --------
                                                 168,692       176,322
Less current portion                               6,009         6,017
                                                --------      --------
                                                $162,683      $170,305
                                                ========      ========

5. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ------------------
(in thousands)                                            2001          2000
                                                          ----          ----
Weighted average common shares outstanding               15,768        11,672
Net effect of dilutive stock options                        184            75
Net effect of dilutive warrant                             --             650
                                                         ------        ------
Weighted average common shares outstanding--
  assuming dilution                                      15,952        12,397
                                                         ======        ======


Options to purchase 10,000 shares of common stock, at $44.88 per share, were outstanding during the first quarter of fiscal 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2001 and, therefore, the effect would be antidilutive.

6. COMMON STOCK OFFERING

In March 2001, the Company completed the sale of 3,000,003 shares of its Common stock for $37.50 a share through an underwritten public offering. In addition, the Company granted the Underwriters of its public offering a 30-day option to purchase additional shares to cover over-allotments. In April 2001, the Underwriters exercised the over-allotment option and the Company sold an additional 450,000 shares of its Common stock. The net proceeds from the sales of $122,406 were used to repay long-term debt.

During the quarter ended June 30, 2001, 1,500,000 shares of Class D Common stock were converted to Common stock.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)



7.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:

                                           THREE MONTHS ENDED
                                                 JUNE 30,
                                           ------------------
                                          2001              2000
                                          ----              ----
Net Sales:
      Aviation                          $ 140,509         $ 112,840
      Metals                               13,023            16,156
                                        ---------         ---------
                                        $ 153,532         $ 128,996
                                        =========         =========

Income before income taxes:
Operating income (expense):
      Aviation                          $  25,189         $  18,104
      Metals                                  109               924
      Corporate                            (1,745)           (1,056)
                                        ---------         ---------
                                           23,553            17,972
      Interest expense and other            3,238             4,843
                                        ---------         ---------
                                        $  20,315         $  13,129
                                        =========         =========

Capital expenditures:
      Aviation                          $   5,027         $   4,529
      Metals                                1,385               799
      Corporate                                 7                 9
                                        ---------         ---------
                                        $   6,419         $   5,337
                                        =========         =========

Depreciation and amortization:
      Aviation                          $   4,865         $   6,103
      Metals                                  371               294
      Corporate                                24                18
                                        ---------         ---------
                                        $   5,260         $   6,415
                                        =========         =========

                                      JUNE 30, 2001     MARCH 31, 2001
                                      -------------     --------------
Assets:
      Aviation                          $ 702,998         $ 694,278
      Metals                               30,587            29,768
      Corporate                             7,399             7,323
                                        ---------         ---------
                                        $ 740,984         $ 731,369
                                        =========         =========


During the three months ended June 30, 2001 and 2000, the Company had foreign sales of $32,635 and $22,271, respectively.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)


8. DERIVATIVES AND HEDGING ACTIVITIES

Effective April 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in a loss of $3,119 recorded to accumulated other comprehensive loss and a liability recorded in deferred income taxes and other.

Use of Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Interest Rate Risk Management

The Company uses a two-year interest rate swap contract to adjust the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company pays amounts equal to the specified fixed-rate of interest (6.56%) multiplied by the notional principal amount ($100,000), and receives a variable rate of interest (30-day LIBOR) multiplied by the same notional principal amount. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. As of June 30, 2001, the interest rate swap is reflected at fair value of $3,070 and is included in long-term liabilities in deferred income taxes and other. The Company has not experienced any ineffectiveness with its interest rate swap and accordingly has not recognized any gains or losses in its earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

AVIATION SEGMENT

NET SALES. Net sales for the Aviation segment increased by $27.7 million, or 24.5%, to $140.5 million for the first quarter of fiscal 2002 from $112.8 million for the first quarter of fiscal 2001. This growth in revenue is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the C-17 program. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001. Increases in certain Boeing program build rates, namely the B737 new generation and B777, added to the growth of net sales in the quarter over the prior year period.

OPERATING INCOME. Operating income for the Aviation segment increased by $7.1 million, or 39.1%, to $25.2 million for the first quarter of fiscal 2002 from $18.1 million for the first quarter of fiscal 2001. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, the Company stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, operating income in the first quarter of fiscal 2001 would have been $19.9 million, or $1.8 million more than reported. Had the Company not adopted SFAS 142 until April 1, 2002, operating income for the first quarter of fiscal 2002 would have been $23.3 million, or $1.9 million less than reported.

During the first quarter of fiscal 2002, the Company incurred approximately $0.9 million of amortization and royalty expenses related to its purchase of certain licenses and a product line which it acquired at the end of the second quarter of fiscal 2001.

The remaining net increase in operating income over the prior year period of approximately $4.3 million resulted from the increase in revenues and gross profits, most notably from the programs discussed above, offset by increases in selling, general and administrative expenses from the Aviation Segment as a whole.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


METALS SEGMENT

NET SALES. Net sales for the Metals segment decreased by $3.1 million, or 19.4%, to $13.0 million for the first quarter of fiscal 2002 from $16.2 million for the first quarter of fiscal 2001. This decrease was mainly due to import pricing pressures and lower volume at the Company's electrogalvanized steel operation.

OPERATING INCOME. Operating income for the Metals segment decreased by $0.8 million, or 88.2%, to $0.1 million for the first quarter of fiscal 2002 from $0.9 million from the prior year period. This decrease was mainly due to the decline in net sales.

OVERALL RESULTS

CORPORATE EXPENSES. Corporate expenses increased by $0.7 million, or 65.2%, to $1.7 million for the first quarter of fiscal 2002 from $1.1 million for the first quarter of fiscal 2001.

INTEREST EXPENSE AND OTHER. Interest expense and other decreased by $1.6 million, or 33.1%, to $3.2 million for the first quarter of fiscal 2002 from $4.8 million for the first quarter of fiscal 2001. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering which occurred in March and April of 2001.

INCOME TAX EXPENSE. The effective tax rate was 36.2% for the first quarter of fiscal 2002 and 37.0% for the first quarter of fiscal 2001.

NET INCOME. Net income increased to $13.0 million for the first quarter of fiscal 2002 from $8.3 million for the prior year period. The increase in net income in first quarter 2002 was primarily attributable to the earnings of the Aviation segment operating units, the adoption of SFAS 142 in fiscal 2002 and the decreased interest expense due to the decreased debt levels from the follow-on public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $0.4 million of cash flows from operating activities for the three months ended June 30, 2001. The Company used approximately $7.5 million in investing activities and raised $8.4 million in financing activities for the three months ended June 30, 2001.

As of June 30, 2001, $210.1 million was available under the Credit Facility. On June 30, 2001, an aggregate amount of approximately $137.9 million was outstanding under the Credit Facility, $130.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.95% per annum, and $7.9 million of which was accruing interest at the prime rate of 6.75% per annum. Amounts repaid under the Credit Facility may be reborrowed.

In March 2001, the Company completed the sale of 3,000,003 shares of its Common stock for $37.50 per share through an underwritten public offering. In addition, the Company granted it Underwriters of its public offering a 30-day option to purchase additional shares to cover over-allotments. In April 2001, the Underwriters exercised the over-allotment option and the Company sold an additional 450,000 shares of its Common stock. The net proceeds from the sales of $122.4 million were used to repay long-term debt.

Capital expenditures were approximately $6.4 million for the three months ended June 30, 2001 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $40.0 million for its fiscal year ending March 31, 2002. The expenditures are expected to be used mainly to expand capacity at several facilities.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see risk factors described in the Company's Annual Report on Form 10-K, for the year ended March 31, 2001, filed with the SEC in June 2001.

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

                 Not applicable

    Item 5.   Other Information

                 Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              A. Exhibits

                 Not applicable


              B. Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended June 30, 2001

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



Dated: August 9, 2001