Form 10-Q
period 2001-09-30
TRIUMPH GROUP INC /
filed 2001-11-14
CIK 1021162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Period Ended September 30, 2001.

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From        to
                                                           --------    ---------
                        Commission File Number: 1-12235
                                                --------

                               TRIUMPH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        51-0347963
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1255 Drummers Lane, Suite 200 Wayne, PA                  19087-1565
-----------------------------------------                 -----------
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

Common Stock, par value $0.001 per share, 13,956,279 shares, and Class D common stock, par value $0.001 per share, 1,848,535 shares, each as of October 31, 2001.

                               TRIUMPH GROUP, INC.

                                      INDEX

                                                                      PAGE NUMBER
Part I. Financial Information

  Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets                                           1
     September 30, 2001 and March 31, 2001

     Consolidated Statements of Income                                     3
     Three months ended September 30, 2001 and 2000
     Six months ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows                                 4
     Six months ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements                            6
     September 30, 2001

  Item 2.   Management's Discussion and Analysis of Financial             12
            Condition and Results of  Operations

  Item 3.   Quantitative and Qualitative Disclosures About                17
            Market Risk

Part II. Other Information

  Item 1.   Legal Proceedings                                             18

  Item 2.   Changes in Securities                                         18

  Item 3.   Defaults upon Senior Securities                               18

  Item 4.   Submission of Matters to a Vote of Security Holders           18

  Item 5.   Other Information                                             19

  Item 6.   Exhibits and Reports on Form 8-K                              19

Signatures                                                                20

Part I.  Financial Information
     Item: 1.  Financial Statements

                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                SEPTEMBER 30,      MARCH 31,
                                                    2001              2001
                                               -------------       ---------
                                                (UNAUDITED)
ASSETS
Current assets:
   Cash                                           $   6,818        $   4,819
   Accounts receivable, net                         119,048          115,666
   Inventories                                      178,145          170,958
   Prepaid expenses and other                         9,662            7,060
                                                  ---------        ---------
Total current assets                                313,673          298,503

Property and equipment, net                         166,640          157,519

Excess of cost over net assets acquired             251,357          221,083
Intangible assets, net                               36,724           38,980
Other, net                                            8,167           15,284
                                                  ---------        ---------
Total assets                                      $ 776,561        $ 731,369
                                                  =========        =========

                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)

                                                 SEPTEMBER 30,      MARCH 31,
                                                    2001              2001
                                                 ------------       ---------
                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  40,216        $  52,168
   Accrued expenses                                  72,958           53,011
   Income taxes payable                               3,124            4,894
   Deferred income taxes                              4,291            4,291
   Current portion of long-term debt                  6,065            6,017
                                                  ---------        ---------
Total current liabilities                           126,654          120,381

Long-term debt, less current portion                170,900          170,305
Deferred income taxes and other                      54,628           50,792

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 14,178,789 shares and            14               12
     12,228,789 shares issued
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     1,848,535 and 3,348,535 shares issued and
     outstanding                                          2                3
   Capital in excess of par value                   258,082          241,877
   Treasury stock, at cost, 222,510
   and 212,188 shares                               (5,559)          (5,167)
   Accumulated other comprehensive loss             (5,488)          (1,174)
   Retained earnings                                177,328          154,340
                                                  ---------        ---------
Total stockholders' equity                          424,379          389,891
                                                  ---------        ---------
Total liabilities and stockholders' equity        $ 776,561        $ 731,369
                                                  =========        =========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        -------------------         -------------------
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------               -------------
                                                         2001          2000          2001          2000
                                                      ----------    ----------    ----------    ----------
Net sales                                             $  161,427    $  131,563    $  314,959    $  260,559

Operating costs and expenses:
    Cost of products sold                                112,336        89,288       217,728       176,930
    Selling, general, and administrative                  19,970        16,602        39,297        33,569
    Depreciation and amortization                          5,258         6,194        10,518        12,609
    Special charge                                         5,044             -         5,044             -
                                                      ----------    ----------    ----------    ----------
                                                         142,608       112,084       272,587       223,108

Operating income                                          18,819        19,479        42,372        37,451
Interest expense and other                                 2,982         4,917         6,220         9,760
                                                      ----------    ----------    ----------    ----------
Income before income taxes                                15,837        14,562        36,152        27,691
Income tax expense                                         5,733         5,389        13,087        10,247
                                                      ----------    ----------    ----------    ----------
Net income                                            $   10,104    $    9,173    $   23,065    $   17,444
                                                      ==========    ==========    ==========    ==========
Earnings per share - basic:                           $     0.64    $     0.79    $     1.46    $     1.49
                                                      ==========    ==========    ==========    ==========
Weighted average common shares outstanding - basic        15,799        11,676        15,783        11,674
                                                      ==========    ==========    ==========    ==========
Earnings per share - diluted:                         $     0.63    $     0.74    $     1.44    $     1.41
                                                      ==========    ==========    ==========    ==========
Weighted average common shares outstanding - diluted      15,977        12,426        15,965        12,411
                                                      ==========    ==========    ==========    ==========

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                   2001         2000
                                                                                ---------    ---------
OPERATING ACTIVITIES
Net income                                                                      $  23,065    $  17,444
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 10,518       12,609
     Non-cash special charge                                                        5,044            -
     Provision for deferred income taxes                                                -        4,174
     Provision for doubtful accounts receivable                                       673          159
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                                              539          493
     Changes in other current assets and liabilities, net of
        acquisitions of businesses:
        Accounts receivable                                                           (26)         729
        Inventories                                                                (3,154)     (16,363)
        Prepaid expenses and other                                                 (2,602)         710
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                                   (18,686)      (9,541)
     Other                                                                            652       (4,102)
                                                                                 ---------    ---------
Net cash provided by operating activities                                          16,023        6,312

INVESTING ACTIVITIES
Capital expenditures, net                                                         (14,155)     (10,675)
Cash used for businesses acquired                                                  (4,425)     (90,871)
                                                                                 ---------    ---------
Net cash used in investing activities                                             (18,580)    (101,546)

                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
FINANCING ACTIVITIES                                                               2001         2000
                                                                                ---------    ---------
Net proceeds from common stock offering                                         $  16,031    $       -
Net (decrease) increase in revolving credit facility borrowings                   (14,518)      97,564
Repayment of debt and capital lease obligations                                    (3,988)      (2,408)
Proceeds from issuance of long-term debt                                            7,500            -
Purchase of treasury stock                                                           (750)           -
Proceeds from exercise of stock options                                               281          124
                                                                                ---------    ---------
Net cash provided by financing activities                                           4,556       95,280
                                                                                ---------    ---------
Net change in cash                                                                  1,999           46
Cash at beginning of period                                                         4,819        6,279
                                                                                ---------    ---------

Cash at end of period                                                           $   6,818    $   6,325
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                                      $  15,023    $   6,533
Cash paid for interest                                                              6,576        8,789

SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2001.

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

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. Accordingly, effective April 1, 2001, the Company adopted SFAS No. 142. The following table reflects the comparable prior year period's net income and earnings per share as if SFAS No. 142 had been adopted on April 1, 2000:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                             --------------------     --------------------
                                               2001        2000         2001        2000
                                             --------    --------     --------    --------
Reported net income                          $ 10,104    $  9,173     $ 23,065    $ 17,444
Add-back after-tax goodwill amortization            -       1,116            -       2,247
                                             --------    --------     --------    --------
Adjusted net income                          $ 10,104    $ 10,289     $ 23,065    $ 19,691
                                             ========    ========     ========    ========

Earnings per share - basic                   $   0.64    $   0.79     $   1.46    $   1.49
Add-back after-tax goodwill amortization            -        0.09            -        0.20
                                             --------    --------     --------    --------
Adjusted earnings per share - basic          $   0.64    $   0.88     $   1.46    $   1.69
                                             ========    ========     ========    ========

Earnings per share - diluted                 $   0.63    $   0.74     $   1.44    $   1.41
Add-back after-tax goodwill amortization            -        0.09            -        0.18
                                             --------    --------     --------    --------
Adjusted earnings per share - diluted        $   0.63    $   0.83     $   1.44    $   1.59
                                             ========    ========     ========    ========

Intangible assets cost and accumulated amortization at September 30, 2001 were $47,708 and $10,984, respectively. Intangible assets cost and accumulated amortization at March 31, 2001 were $47,708 and $8,728, respectively. Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at September 30, 2001 were $36,602 and $5,434, respectively, and at March 31, 2001 were $36,602 and $3,748, respectively. Gross costs and accumulated amortization of noncompete agreements and other at September 30, 2001 were $11,106 and $5,550, respectively, and at March 31, 2001 were $11,106 and $4,980, respectively. Amortization expense for the three and six-month periods ended September 30, 2001 was $1,126 and $2,256, respectively. Amortization expense for the fiscal year ended March 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002: $4,520; 2003:
$4,077; 2004: $3,896; 2005: $3,896; 2006: $3,896; 2007: $3,896.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)
3. ACQUISITIONS

In August 2001, the Company acquired substantially all of the assets of EMCO Fluid Systems, Inc., by EFS Aerospace, Inc. ("EFS"). EFS, located in Valencia, California, designs, produces, assembles and tests both hydraulic and pneumatic valves and actuators for the aviation and aerospace industries. The purchase price of approximately $38,166 includes the assumption of debt and certain liabilities and direct costs of the transaction. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $30,150 was recorded as excess of cost over net assets acquired. The EFS acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each specified date through 2004. Included in accrued expenses at September 30, 2001 is $24,899 representing amounts due the seller. The pro forma effects of the EFS acquisition for the six months ended September 30, 2001 and 2000 were not material.

4. INVENTORIES

The components of inventories are as follows:

                                          SEPTEMBER 30,     MARCH 31,
                                              2001            2001
                                          ------------      ---------
Raw materials                                $  50,860     $  50,638
Work-in-process                                 78,713        75,039
Finished goods                                  48,572        45,281
                                             ---------     ---------
Total inventories                            $ 178,145     $ 170,958
                                             =========     =========

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                           SEPTEMBER 30,     MARCH 31,
                                               2001            2001
                                           -------------    ----------
Revolving credit facility                    $ 130,482     $ 145,000
Subordinated promissory notes                   26,720        18,658
Other debt                                      19,763        12,664
                                             ---------     ---------
                                               176,965       176,322
Less current portion                             6,065         6,017
                                             ---------     ---------
                                             $ 170,900     $ 170,305
                                             =========     =========

In conjunction with the EFS acquisition, the Company assumed $10,000 of seller financing with an interest rate of 6% maturing between October 2002 and October 2005 and $1,067 of other debt. In October 2001, the Company retired substantially all of the then outstanding balance of the other debt.

On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 ("the Bonds"). The proceeds of the Bonds of $7,500 were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds are due to mature on August 1, 2016 and are secured by the equipment. The Bonds bear interest at a variable rate based on LIBOR, which at September 30, 2001 was 3.5%.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)
6. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------    ----------------

                                                       2001      2000      2001      2000
                                                      ------    ------    ------    ------
(in thousands)
Weighted average common shares outstanding            15,799    11,676    15,783    11,674
Net effect of dilutive stock options                     178       100       182        87
Net effect of dilutive warrant                             -       650         -       650
Weighted average common shares outstanding  -         -------    ------   ------    ------
   assuming dilution                                  15,977     12,426   15,965    12,411
                                                      =======    ======   ======    ======

Options to purchase 114,000 shares of common stock, at prices ranging from $43.13 per share to $44.88 per share, were outstanding during the second quarter of fiscal 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2001 and, therefore, the effect would be antidilutive.

7. COMMON STOCK OFFERING

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

In September 2001, the Company purchased 25,000 shares of its common stock as Treasury stock for an aggregate purchase price of $750.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)
8. SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                          ------------               -------------
                                       2001          2000          2001          2000
                                    ---------     ---------     ---------     ---------
Net Sales:
      Aviation                      $ 149,013     $ 115,222     $ 289,522     $ 228,062
      Metals                           12,414        16,341        25,437        32,497
                                    ---------     ---------     ---------     ---------
                                    $ 161,427     $ 131,563     $ 314,959     $ 260,559
                                    =========     =========     =========     =========

Income before income taxes:
Operating income (expense):
      Aviation                      $  25,727     $  19,965     $  50,916     $  38,069
      Metals                              104           731           213         1,655
      Corporate                        (1,968)       (1,217)       (3,713)       (2,273)
      Special charge                   (5,044)            -        (5,044)            -
                                    ---------     ---------     ---------     ---------
                                       18,819        19,479        42,372        37,451
      Interest expense and other        2,982         4,917         6,220         9,760
                                    ---------     ---------     ---------     ---------
                                    $  15,837     $  14,562     $  36,152     $  27,691
                                    =========     =========     =========     =========

Capital expenditures:
      Aviation                      $   7,172     $   3,538     $  12,199     $   8,067
      Metals                              558         1,785         1,943         2,584
      Corporate                             6            15            13            24
                                    ---------     ---------     ---------     ---------
                                    $   7,736     $   5,338     $  14,155     $  10,675
                                    =========     =========     =========     =========

Depreciation and amortization:
      Aviation                      $   4,863     $   5,883     $   9,728     $  11,986
      Metals                              372           293           743           587
      Corporate                            23            18            47            36
                                    ---------     ---------     ---------     ---------
                                    $   5,258     $   6,194     $  10,518     $  12,609
                                    =========     =========     =========     =========

                                 September 30,     March 31,
                                     2001            2001
                                 -------------     ---------
Assets:
      Aviation                      $ 737,570     $ 694,278
      Metals                           31,025        29,768
      Corporate                         7,966         7,323
                                    ---------     ---------
                                    $ 776,561     $ 731,369
                                    =========     =========

During the three months ended September 30, 2001 and 2000, the Company had foreign sales of $34,222 and $24,868, respectively. For the six months ended September 30, 2001 and 2000, the Company had foreign sales of $66,857 and $47,139, respectively.

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

Interest Rate Risk Management

The Company uses a two-year interest rate swap contract to adjust the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company pays amounts equal to the specified fixed-rate of interest (6.56%) multiplied by the notional principal amount ($100,000), and receives a variable rate of interest (30-day LIBOR) multiplied by the same notional principal amount. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. As of September 30, 2001, the interest rate swap is reflected at fair value of $4,519 and is included in deferred income taxes and other with a corresponding amount included in accumulated other comprehensive loss. The Company has not experienced any ineffectiveness with its interest rate swap and accordingly has not recognized any gains or losses in its earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation segment increased by $33.8 million, or 29.3%, to $149.0 million for the second quarter of fiscal 2002 from $115.2 million for the second quarter of fiscal 2001. This growth in revenue is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the C-17 program. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001 and from the acquisition of EFS Aerospace, Inc. ("EFS") effective August 1, 2001. Increases in certain Boeing program build rates, namely the B737 new generation and B777, added to the growth of net sales in the quarter over the prior year period.

     Due to the terrorist activities of September 11, 2001 and the resulting adverse effects on commercial aircraft production rates, airline flight schedules and military spending, Triumph believes that its sales for the remainder of the fiscal year to commercial aircraft OEM's and certain airline customers will be negatively impacted, but sales to the military of spare parts will positively impact the Company's sales for the remainder of the year. However, the net effect of these factors on the Company's consolidated sales is indeterminable at this time.

     OPERATING INCOME. Operating income for the Aviation segment increased by $5.8 million, or 28.9%, to $25.7 million for the second quarter of fiscal 2002 from $20.0 million for the second quarter of fiscal 2001. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, the Company stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, operating income in the second quarter of fiscal 2001 would have been $21.7 million, or $1.8 million more than reported. Had the Company not adopted SFAS 142 until April 1, 2002, operating income for the second quarter of fiscal 2002 would have been $23.7 million or $2.0 million less than reported.

     During the second quarter of fiscal 2002, the Company incurred approximately $0.9 million of amortization and royalty expenses related to its purchase of certain licenses and a product line which it acquired at the end of the second quarter of fiscal 2001.

     The remaining net increase in operating income over the prior year period of approximately $4.9 million resulted from the increase in revenues and gross profits, most notably from the programs discussed above, as well as the acquisition of EFS, offset by increases in selling, general and administrative expenses from the Aviation Segment as a whole.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

     NET SALES. Net sales for the Metals segment decreased by $3.9 million, or 24.0%, to $12.4 million for the second quarter of fiscal 2002 from $16.3 million for the second quarter of fiscal 2001. This decrease was mainly due to import pricing pressures and lower volume at the Company's electrogalvanized steel operation and a lower activity level at the Company's structural steel erection operation.
     OPERATING INCOME. Operating income for the Metals segment decreased by $0.6 million, or 85.8%, to $0.1 million for the second quarter of fiscal 2002 from $0.7 million from the prior year period. This decrease was mainly due to the decline in net sales.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $0.8 million, or 61.7%, to $2.0 million for the second quarter of fiscal 2002 from $1.2 million for the second quarter of fiscal 2001.
     SPECIAL CHARGE. During the second quarter of fiscal 2002, the Company recorded a special charge totaling $5.0 million related to the write-off of the development expense on a new aircraft program, which is deemed unlikely to go into production at this time.
     INTEREST EXPENSE AND OTHER. Interest expense and other decreased by $1.9 million, or 39.4%, to $3.0 million for the second quarter of fiscal 2002 from $4.9 million for the second quarter of fiscal 2001. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering which occurred in March and April of 2001.
     INCOME TAX EXPENSE. The effective tax rate was 36.2% for the second quarter of fiscal 2002 and 37.0% for the second quarter of fiscal 2001.
     NET INCOME. Net income increased to $10.1 million for the second quarter of fiscal 2002 from $9.2 million for the prior year period. The increase in net income in second quarter 2002 was primarily attributable to the earnings of the Aviation segment operating units, the adoption of SFAS 142 in fiscal 2002 and the decreased interest expense due to the decreased debt levels from the follow-on public offering offset by the special charge.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (continued)

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

AVIATION SEGMENT

     NET SALES. Net sales for the Aviation segment increased by $61.5 million, or 26.9%, to $289.5 million for the six months ended September 30, 2001 from $228.1 million for the prior year period. This growth in revenue is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the C-17 program. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001 and from the acquisition of EFS. Increases in certain Boeing program build rates, namely the B737 new generation and B777, added to the growth of net sales in the six months over the prior year period.

     Due to the terrorist activities of September 11, 2001 and the resulting adverse effects on commercial aircraft production rates, airline flight schedules and military spending, Triumph believes that its sales for the remainder of the fiscal year to commercial aircraft OEM's and certain airline customers will be negatively impacted, but sales to the military of spare parts will positively impact the Company's sales for the remainder of the year. However, the net effect of these factors on the Company's consolidated sales is indeterminable at this time.

     OPERATING INCOME. Operating income for the Aviation segment increased by $12.8 million, or 33.7%, to $50.9 million for the six months ended September 30, 2001 from $38.1 million for the prior year period. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, the Company stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, operating income for the six months ended September 30, 2000 would have been $41.6 million or $3.6 million more than reported. Had the Company not adopted SFAS 142 until April 1, 2002, operating income for the six months ended September 30, 2001 would have been $46.9 million or $4.0 million less than reported.

     During the six months ended September 30, 2001, the Company incurred approximately $1.8 million of amortization and royalty expenses related to its purchase of certain licenses and a product line which it acquired at the end of the second quarter of fiscal 2001.

     The remaining net increase in operating income over the prior year period of approximately $11.0 million resulted from the increase in revenues and gross profits, most notably from the programs discussed above as well as the acquisition of EFS, offset by increases in selling, general and administrative expenses from the Aviation Segment as a whole.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

     NET SALES. Net sales for the Metals segment decreased by $7.1 million, or 21.7%, to $25.4 million for the six months ended September 30, 2001 from $32.5 million for the prior year period. This decrease was mainly due to import pricing pressures and lower volume at the Company's electrogalvanized steel operation as well as a lower activity level at the Company's structural steel erection operation.
     OPERATING INCOME. Operating income for the Metals segment decreased by $1.4 million, or 87.1%, to $0.2 million for the six months ended September 30, 2001 from $1.7 million from the prior year period. This decrease was mainly due to the decline in net sales.

OVERALL RESULTS

     CORPORATE EXPENSES. Corporate expenses increased by $1.4 million, or 63.4%, to $3.7 million for the six months ended September 30, 2001 from $2.3 million for the prior year period.
     SPECIAL CHARGE. During the second quarter of fiscal 2001, the Company recorded a special charge totaling $5.0 million related to the write-off of the development expense on a new aircraft program, which is deemed unlikely to go into production at this time.
     INTEREST EXPENSE AND OTHER. Interest expense and other decreased by $3.5 million, or 36.3%, to $6.2 million for the six months ended September 30, 2001 from $9.8 million for the prior year period. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering which occurred in March and April of 2001.
     INCOME TAX EXPENSE. The effective tax rate was 36.2% for the six months ended September 30, 2001 and 37.0% for the six months ended September 30, 2000.
     NET INCOME. Net income increased to $23.1 million for the six months ended September 30, 2001 from $17.4 million for the prior year period. The increase in net income in first half of fiscal 2002 was primarily attributable to the earnings of the Aviation segment operating units, the adoption of SFAS 142 in fiscal 2002 and the decreased interest expense due to the decreased debt levels from the follow-on public offering offset by the special charge.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $16.0 million of cash flows from operating activities for the six months ended September 30, 2001. The Company used approximately $18.6 million in investing activities and raised $4.6 million in financing activities for the six months ended September 30, 2001.
     As of September 30, 2001, $217.1 million was available under the Credit Facility. On September 30, 2001, an aggregate amount of approximately $130.5 million was outstanding under the Credit Facility, $124.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.83% per annum, and $6.5 million of which was accruing interest at the prime rate of 6.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
    In March 2001, the Company completed the sale of 3,000,003 shares of its Common stock for $37.50 per share through an underwritten public offering. In addition, the Company granted its underwriters of its public offering a 30-day option to purchase additional shares to cover over-allotments. In April 2001, the Underwriters exercised the over-allotment option and the Company sold an additional 450,000 shares of its Common stock. The net proceeds from the April 2001 sales of $16.0 million were used to repay long-term debt.

     On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 ("the Bonds"). The proceeds of the Bonds of $7.5 million were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds are due to mature on August 1, 2016 and are secured by the equipment. The Bonds bear interest at a variable rate based on LIBOR, which at September 30, 2001 was 3.5%.
     Capital expenditures were approximately $14.2 million for the six months ended September 30, 2001 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $40.0 million for its fiscal year ending March 31, 2002. The expenditures are expected to be used mainly to expand capacity at several facilities.

     On December 15, 1998, the Company announced a program to repurchase up to 500,000 shares of its common stock. In September 2001, the Company repurchased a total of 25,000 shares at an average share price of $29.99 for a total purchase price of $0.7 million. From the inception of the program through September 30, 2001, the Company has repurchased a total of 269,200 shares for a total purchase price of $6.7 million.

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

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries and the Company's assessment of the impact of the September 11, 2001 attack.
For a more detailed discussion of these and other factors affecting the Company, see risk factors described in the Company's Annual Report on Form
10-K, for the year ended March 31, 2001, filed with the SEC in June 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 2001 and Note 9 to the Company's financials statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2001. There has been no material change in this information.

                               TRIUMPH GROUP, INC.

Part II. Other Information

    Item 1.   Legal Proceedings

              Not applicable

    Item 2.   Changes in Securities

              Not applicable

    Item 3.   Defaults upon Senior Securities

              Not applicable

    Item 4.   Submission of Matters to a Vote of Security Holders

                    The Company's Annual Meeting of Stockholders was held on July 16, 2001. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

       1. Election of six persons to the Company's Board of Directors to serve until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified.

              RICHARD C. III:
              9,936,436 Affirmative
              1,578,148 Against

              JOHN R. BARTHOLDSON:
              9,926,415 Affirmative
              1,588,169 Against

              CLAUDE F. KRONK:
              11,498,632 Affirmative
                  15,952 Against

              RICHARD C. GOZON
              11,496,132 Affirmative
                  18,452 Against

              JOSEPH M. SILVESTRI
              11,497,632 Affirmative
                  16,952 Against

              WILLIAM O. ALBERTINI
              11,486,111 Affirmative
                  28,473 Against

     2. Ratification of the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending March 31, 2002.

              14,817,331 Affirmative
                  44,556 Negative
                   1,232 Withheld

    Item 5.   Other Information

              Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

              Not applicable

              (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended September 30, 2001

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

Dated:  November 14, 2001