Form 10-Q
period 2001-12-31
TRIUMPH GROUP INC /
filed 2002-02-08
CIK 1021162

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 2001.

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

Common Stock, par value $0.001 per share, 13,957,829 shares, and Class D common stock, par value $0.001 per share, 1,848,535 shares, each as of January 31, 2002.

                               TRIUMPH GROUP, INC.
                                      INDEX

Part I. Financial Information                                       PAGE NUMBER
                                                                    -----------


    Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets                                     1
         December 31, 2001 and March 31, 2001

         Consolidated Statements of Income                               3
         Three months ended December 31, 2001 and 2000
         Nine months ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows                           4
         Nine months ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements                      6
         December 31, 2001

    Item 2.   Management's Discussion and Analysis of Financial         12
                  Condition and Results of  Operations

    Item 3.   Quantitative and Qualitative Disclosures About            17
                  Market Risk

Part II. Other Information

    Item 1.   Legal Proceedings                                         18

    Item 2.   Changes in Securities                                     18

    Item 3.   Defaults upon Senior Securities                           18

    Item 4.   Submission of Matters to a Vote of Security Holders       18

    Item 5.   Other Information                                         18

    Item 6.   Exhibits and Reports on Form 8-K                          18

Signatures                                                              19

Part I.  Financial Information
     Item: 1.  Financial Statements

                               Triumph Group, Inc.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                          DECEMBER 31,   MARCH 31,
                                              2001         2001
                                            --------     --------
                                          (unaudited)
ASSETS
Current assets:
   Cash                                     $  9,307     $  4,819
   Accounts receivable, net                  100,342      115,666
   Inventories                               185,145      171,105
   Prepaid expenses and other                  9,117        7,060
                                            --------     --------
Total current assets                         303,911      298,650

Property and equipment, net                  168,444      157,519

Excess of cost over net assets acquired      252,193      221,083
Intangible assets, net                        35,693       38,833
Other, net                                     7,798       15,284
                                            --------     --------

Total assets                                $768,039     $731,369
                                            ========     ========

                               Triumph Group, Inc.
                     Consolidated Balance Sheets (continued)
                  (dollars in thousands, except per share data)


                                                          DECEMBER 31,    MARCH 31,
                                                             2001           2001
                                                           ---------      ---------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  40,967      $  52,168
   Accrued expenses                                           45,896         53,011
   Income taxes payable                                        7,728          4,894
   Deferred income taxes                                       4,291          4,291
   Current portion of long-term debt                          11,033          6,017
                                                           ---------      ---------
Total current liabilities                                    109,915        120,381

Long-term debt, less current portion                         167,055        170,305
Deferred income taxes and other                               54,381         50,792

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 14,178,789 shares and
     12,228,789 shares issued                                     14             12
   Class D common stock convertible,
     $.001 par value, 6,000,000 shares authorized,
     1,848,535 and 3,348,535 shares issued and
     outstanding                                                   2              3
   Capital in excess of par value                            258,169        241,877
   Treasury stock, at cost, 220,960 and 212,188 shares        (5,520)        (5,167)
   Accumulated other comprehensive loss                       (5,138)        (1,174)
   Retained earnings                                         189,161        154,340
                                                           ---------      ---------
Total stockholders' equity                                   436,688        389,891
                                                           ---------      ---------

Total liabilities and stockholders' equity                 $ 768,039      $ 731,369
                                                           =========      =========



SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                         ---------------------     ---------------------
                                                           2001         2000         2001         2000
                                                         --------     --------     --------     --------
Net sales                                                $149,297     $143,163     $464,256     $403,722

Operating costs and expenses:
    Cost of products sold                                 103,259       96,496      320,987      273,426
    Selling, general, and administrative                   19,650       19,157       58,947       52,726
    Depreciation and amortization                           5,684        6,821       16,202       19,430
    Special charge                                             --           --        5,044           --
                                                         --------     --------     --------     --------
                                                          128,593      122,474      401,180      345,582

Operating income                                           20,704       20,689       63,076       58,140
Interest expense and other                                  3,453        5,906        9,673       15,666
                                                         --------     --------     --------     --------
Income before income taxes                                 17,251       14,783       53,403       42,474
Income tax expense                                          5,415        4,781       18,502       15,028
                                                         --------     --------     --------     --------
Net income                                               $ 11,836     $ 10,002     $ 34,901     $ 27,446
                                                         ========     ========     ========     ========


 Earnings per share - basic                              $   0.75     $   0.83     $   2.21     $   2.32
                                                         ========     ========     ========     ========

Weighted average common shares outstanding - basic         15,778       12,068       15,782       11,806
                                                         ========     ========     ========     ========

Earnings per share - diluted                             $   0.75     $   0.80     $   2.19     $   2.21
                                                         ========     ========     ========     ========

Weighted average common shares outstanding - diluted       15,844       12,459       15,925       12,427
                                                         ========     ========     ========     ========








     SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                               NINE MONTHS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                   2001           2000
                                                                 ---------      ---------
OPERATING ACTIVITIES
Net income                                                       $  34,901      $  27,446
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  16,202         19,430
     Non-cash special charge                                         5,044             --
     Provision for deferred income taxes                                --          6,107
     Provision for doubtful accounts receivable                      1,232            216
     Interest on subordinated and junior subordinated
        promissory notes paid by issuance of
        additional notes                                               818            747
     Changes in other current assets and liabilities, net of
        acquisitions of businesses:
        Accounts receivable                                         18,099         (8,631)
        Inventories                                                (10,023)       (18,080)
        Prepaid expenses and other                                  (2,055)           625
        Accounts payable, accrued expenses, and accrued
           income taxes payable                                    (15,416)       (14,107)
     Other                                                             641          2,535
                                                                 ---------      ---------
Net cash provided by operating activities                           49,443         16,288

INVESTING ACTIVITIES
Capital expenditures, net                                          (21,006)       (17,900)
Proceeds from sale of assets                                            --         11,866
Cash used for businesses acquired                                  (29,406)      (124,529)
                                                                 ---------      ---------
Net cash used in investing activities                              (50,412)      (130,563)

                               Triumph Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                       2001          2000
                                                                    ---------      ---------
FINANCING ACTIVITIES
Net proceeds from common stock offering                             $  16,031      $      --
Net (decrease) increase in revolving credit facility borrowings       (12,114)       117,734
Repayment of debt and capital lease obligations                        (5,527)        (3,311)
Proceeds from issuance of long-term debt                                7,500             83
Purchase of treasury stock                                               (750)            --
Payments of deferred financing costs                                       --           (362)
Proceeds from exercise of stock options                                   317            191
                                                                    ---------      ---------
Net cash provided by financing activities                               5,457        114,335
                                                                    ---------      ---------
Net change in cash                                                      4,488             60
Cash at beginning of period                                             4,819          6,279
                                                                    ---------      ---------

Cash at end of period                                               $   9,307      $   6,339
                                                                    =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for income taxes                                          $  15,651      $   6,457
Cash paid for interest                                                  9,363         14,147







SEE ACCOMPANYING NOTES.

                               Triumph Group, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2001.

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


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                             -------------------------     -------------------------
                                               2001           2000            2001          2000
                                             ----------     ----------     ----------     ----------
Reported net income                          $   11,836     $   10,002     $   34,901     $   27,446
Add-back after-tax goodwill amortization             --          1,015             --          3,262
                                             ----------     ----------     ----------     ----------
Adjusted net income                          $   11,836     $   11,017     $   34,901     $   30,708
                                             ==========     ==========     ==========     ==========

Earnings per share - basic                   $     0.75     $     0.83     $     2.21     $     2.32
Add-back after-tax goodwill amortization             --           0.08             --           0.28
                                             ----------     ----------     ----------     ----------
Adjusted earnings per share - basic          $     0.75     $     0.91     $     2.21     $     2.60
                                             ==========     ==========     ==========     ==========

Earnings per share - diluted                 $     0.75     $     0.80     $     2.19     $     2.21
Add-back after-tax goodwill amortization             --           0.08             --           0.26
                                             ----------     ----------     ----------     ----------
Adjusted earnings per share - diluted        $     0.75     $     0.88     $     2.19     $     2.47
                                             ==========     ==========     ==========     ==========


Intangible assets cost and accumulated amortization at December 31, 2001 were $47,811 and $12,118, respectively. Intangible assets cost and accumulated amortization at March 31, 2001 were $47,561 and $8,728, respectively. Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at December 31, 2001 were $36,705 and $6,285, respectively, and at March 31, 2001 were $36,455 and $3,748, respectively. Gross cost and accumulated amortization of noncompete agreements and other at December 31, 2001 were $11,106 and $5,833, respectively, and at March 31, 2001 were $11,106 and $4,980, respectively. Amortization expense for the three and nine-month periods ended December 31, 2001 was $1,134 and $3,390, respectively. Amortization expense for the fiscal year ended March 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002: $4,520; 2003:
$4,077; 2004: $3,896; 2005: $3,896; 2006: $3,896; 2007: $3,896.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

3.       ACQUISITIONS

In August 2001, the Company acquired substantially all of the assets of EMCO Fluid Systems, Inc., renamed EFS Aerospace, Inc. ("EFS"). EFS, located in Valencia, California, designs, produces, assembles and tests both hydraulic and pneumatic valves and actuators for the aviation and aerospace industries. The purchase price of approximately $38,166 includes the assumption of debt and certain liabilities and direct costs of the transaction. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $30,150 was recorded as excess of cost over net assets acquired. The EFS acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on each specified date through 2004. The pro forma effects of the EFS acquisition for the nine months ended December 31, 2001 and 2000 were not material.

4.  INVENTORIES

The components of inventories are as follows:


                                                  DECEMBER 31,          MARCH 31,
                                                     2001                 2001
                                                   --------             --------

Raw materials                                      $ 57,302             $ 50,638
Work-in-process                                      77,161               75,186
Finished goods                                       50,682               45,281
                                                   --------             --------
Total inventories                                  $185,145             $171,105
                                                   ========             ========

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                    DECEMBER 31,        MARCH 31,
                                                        2001              2001
                                                      --------          --------

Revolving credit facility                             $132,886          $145,000
Subordinated promissory notes                           26,677            18,658
Other debt                                              18,525            12,664
                                                      --------          --------
                                                       178,088           176,322
Less current portion                                    11,033             6,017
                                                      --------          --------
                                                      $167,055          $170,305
                                                      ========          ========

In conjunction with the EFS acquisition, the Company assumed $10,000 of seller financing with an interest rate of 6% maturing between October 2002 and October 2005 and $1,067 of other debt. In October 2001, the Company retired substantially all of the then outstanding balance of the other debt of EFS.

On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 ("the Bonds"). The proceeds of the Bonds of $7,500 were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds are due to mature on August 1, 2016 and are secured by the equipment. The Bonds bear interest at a variable rate based on LIBOR, which at December 31, 2001 was 3.5%.

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:


                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    DECEMBER 31,          DECEMBER 31,
                                                 -----------------     -----------------

(in thousands)                                    2001       2000       2001       2000
                                                 ------     ------     ------     ------
Weighted average common shares outstanding       15,778     12,068     15,782     11,806
Net effect of dilutive stock options                 66        130        143        101
Net effect of dilutive warrant                       --        261         --        520
                                                 ------     ------     ------     ------
Weighted average common shares outstanding -
   assuming dilution                             15,844     12,459     15,925     12,427
                                                 ======     ======     ======     ======


Options to purchase 358,200 shares of common stock, at prices ranging from $31.38 per share to $44.88 per share, were outstanding during the third quarter of fiscal 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2001 and, therefore, the effect would be antidilutive.

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

                               Triumph Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (Unaudited)

8.  SEGMENT REPORTING

Selected financial information for each reportable segment is as follows:


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                           DECEMBER 31,                   DECEMBER 31,
                                     ------------------------      ------------------------
                                       2001           2000           2001           2000
                                     ---------      ---------      ---------      ---------
Net Sales:
      Aviation                       $ 138,485      $ 129,597      $ 428,007      $ 357,659
      Metals                            10,812         13,566         36,249         46,063
                                     ---------      ---------      ---------      ---------
                                     $ 149,297      $ 143,163      $ 464,256      $ 403,722
                                     =========      =========      =========      =========

Income before income taxes:
Operating income (expense):
      Aviation                       $  22,448      $  21,954      $  73,364      $  60,023
      Metals                                29            181            242          1,836
      Corporate                         (1,773)        (1,446)        (5,486)        (3,719)
      Special charge                        --             --         (5,044)            --
                                     ---------      ---------      ---------      ---------
                                        20,704         20,689         63,076         58,140
      Interest expense and other         3,453          5,906          9,673         15,666
                                     ---------      ---------      ---------      ---------
                                     $  17,251      $  14,783      $  53,403      $  42,474
                                     =========      =========      =========      =========

Capital expenditures:
      Aviation                       $   6,299      $   5,609      $  18,498      $  13,676
      Metals                               530          1,535          2,473          4,119
      Corporate                             22             81             35            105
                                     ---------      ---------      ---------      ---------
                                     $   6,851      $   7,225      $  21,006      $  17,900
                                     =========      =========      =========      =========

Depreciation and amortization:
      Aviation                       $   5,288      $   6,504      $  15,016      $  18,490
      Metals                               371            293          1,114            880
      Corporate                             25             24             72             60
                                     ---------      ---------      ---------      ---------
                                     $   5,684      $   6,821      $  16,202      $  19,430
                                     =========      =========      =========      =========


                                    December 31,    March 31,
                                        2001           2001
                                     ---------      ---------
Assets:
      Aviation                       $ 728,507      $ 694,278
      Metals                            28,204         29,768
      Corporate                         11,328          7,323
                                     ---------      ---------
                                     $ 768,039      $ 731,369
                                     =========      =========


During the three months ended December 31, 2001 and 2000, the Company had foreign sales of $35,710 and $32,496, respectively. For the nine months ended December 31, 2001 and 2000, the Company had foreign sales of $102,567 and $79,635, respectively.

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

Interest Rate Risk Management

The Company uses a two-year interest rate swap contract to adjust the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company pays amounts equal to the specified fixed-rate of interest (6.56%) multiplied by the notional principal amount ($100,000), and receives a variable rate of interest (30-day LIBOR) multiplied by the same notional principal amount. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. As of December 31, 2001, the interest rate swap is reflected at fair value of $4,043 and is included in deferred income taxes and other with a corresponding amount included in accumulated other comprehensive loss. The Company has not experienced any ineffectiveness with its interest rate swap and accordingly has not recognized any gains or losses in its earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

AVIATION SEGMENT

         NET SALES. Net sales for the Aviation segment increased by $8.9 million, or 6.9%, to $138.5 million for the third quarter of fiscal 2002 from $129.6 million for the third quarter of fiscal 2001. This growth in revenue is mainly due to the acquisition of EFS Aerospace, Inc. ("EFS") which accounts for $7.3 million of the increase. The remaining net increase is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the C-17 program. Increases in certain Boeing program build rates, namely the B737 new generation, added to the growth of net sales in the quarter over the prior year period offset by declines in other programs, most notably the E-2C.

         Due to the terrorist activities of September 11, 2001 and the resulting adverse effects on commercial aircraft production rates and airline flight schedules, Triumph believes that its sales for the remainder of the fiscal year to commercial aircraft OEM's and certain airline customers will be negatively impacted, but sales to the military of spare parts are expected to positively impact the Company's sales for the remainder of the year. However, the net effect of these factors on the Company's consolidated sales is indeterminable at this time.

         OPERATING INCOME. Operating income for the Aviation segment increased by $0.5 million, or 2.3%, to $22.4 million for the third quarter of fiscal 2002 from $22.0 million for the third quarter of fiscal 2001. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, the Company stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, operating income in the third quarter of fiscal 2001 would have been $23.5 million, or $1.6 million more than reported.

         The remaining net decrease in operating income over the prior year period of approximately $1.1 million resulted from a reduction of margin due to the mix of products sold, offset by operating income generated by EFS.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

         NET SALES. Net sales for the Metals segment decreased by $2.8 million, or 20.3%, to $10.8 million for the third quarter of fiscal 2002 from $13.6 million for the third quarter of fiscal 2001. This decrease was mainly due to import pricing pressures and lower volume at the Company's electrogalvanized steel operation.

         OPERATING INCOME. Operating income for the Metals segment decreased by $0.2 million, or 84.0%, for the third quarter of fiscal 2002 from the prior year period. This decrease was mainly due to the decline in net sales.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses increased by $0.3 million, or 22.6%, to $1.8 million for the third quarter of fiscal 2002 from $1.4 million for the third quarter of fiscal 2001.

         INTEREST EXPENSE AND OTHER. Interest expense and other decreased by $2.5 million, or 41.5%, to $3.5 million for the third quarter of fiscal 2002 from $5.9 million for the third quarter of fiscal 2001. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering which occurred in March and April of 2001.

         INCOME TAX EXPENSE. The effective tax rate was 31.4% for the third quarter of fiscal 2002 and 32.3% for the third quarter of fiscal 2001.

         NET INCOME. Net income increased to $11.8 million for the third quarter of fiscal 2002 from $10.0 million for the prior year period. The increase in net income for the third quarter of fiscal 2002 was primarily attributable to the earnings of EFS, the adoption of SFAS 142 in fiscal 2002 and the decreased interest expense offset by the net decrease in earnings from the other Aviation segment operating units.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

AVIATION SEGMENT

         NET SALES. Net sales for the Aviation segment increased by $70.3 million, or 19.7%, to $428.0 million for the nine months ended December 31, 2001 from $357.7 million for the prior year period. This growth in revenue is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the C-17 program. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001 and from the acquisition of EFS. Increases in certain Boeing program build rates, namely the B737 new generation and B777, added to the growth of net sales in the nine months over the prior year period offset by declines in other programs, most notably the E-2C.

         Due to the terrorist activities of September 11, 2001 and the resulting adverse effects on commercial aircraft production rates and airline flight schedules, Triumph believes that its sales for the remainder of the fiscal year to commercial aircraft OEM's and certain airline customers will be negatively impacted, but sales to the military of spare parts are expected to positively impact the Company's sales for the remainder of the year. However, the net effect of these factors on the Company's consolidated sales is indeterminable at this time.

         OPERATING INCOME. Operating income for the Aviation segment increased by $13.3 million, or 22.2%, to $73.4 million for the nine months ended December 31, 2001 from $60.0 million for the prior year period. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, the Company stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, operating income for the nine months ended December 31, 2000 would have been $65.2 million or $5.2 million more than reported.

         During the nine months ended December 31, 2001, the Company incurred approximately $2.6 million of amortization and royalty expenses related to its purchase of certain licenses and a product line which it acquired at the end of the second quarter of fiscal 2001 compared to approximately $0.9 million for the prior year period.

         The remaining net increase in operating income over the prior year period of approximately $9.9 million resulted from the increase in revenues and gross profits, most notably from the programs discussed above as well as the acquisition of EFS, offset by increases in selling, general and administrative expenses from the Aviation Segment as a whole.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

METALS SEGMENT

         NET SALES. Net sales for the Metals segment decreased by $9.8 million, or 21.3%, to $36.2 million for the nine months ended December 31, 2001 from $46.1 million for the prior year period. This decrease was mainly due to import pricing pressures and lower volume at the Company's electrogalvanized steel operation as well as a lower activity level at the Company's structural steel erection operation.

         OPERATING INCOME. Operating income for the Metals segment decreased by $1.6 million, or 86.8%, to $0.2 million for the nine months ended December 31, 2001 from $1.8 million from the prior year period. This decrease was mainly due to the decline in net sales.

OVERALL RESULTS

         CORPORATE EXPENSES. Corporate expenses increased by $1.8 million, or 47.5%, to $5.5 million for the nine months ended December 31, 2001 from $3.7 million for the prior year period.

         SPECIAL CHARGE. During the second quarter of fiscal 2001, the Company recorded a special charge totaling $5.0 million related to the write-off of the development expense on a new aircraft program, which is deemed unlikely to go into production at this time.

         INTEREST EXPENSE AND OTHER. Interest expense and other decreased by $6.0 million, or 38.3%, to $9.7 million for the nine months ended December 31, 2001 from $15.7 million for the prior year period. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering, which occurred in March and April of 2001.

         INCOME TAX EXPENSE. The effective tax rate was 34.6% for the nine months ended December 31, 2001 and 35.4% for the nine months ended December 31, 2000.

         NET INCOME. Net income increased to $34.9 million for the nine months ended December 31, 2001 from $27.4 million for the prior year period. The increase in net income was primarily attributable to the earnings of the Aviation segment operating units, the adoption of SFAS 142 in fiscal 2002 and the decreased interest expense offset by the special charge.

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated $49.4 million of cash flows from operating activities for the nine months ended December 31, 2001. The Company used $50.4 million in investing activities and raised $5.5 million in financing activities for the nine months ended December 31, 2001.

         As of December 31, 2001, $214.4 million was available under the Company's revolving credit facility ("Credit Facility"), which expires on June 13, 2004. On December 31, 2001, an aggregate amount of approximately $132.9 million was outstanding under the Credit Facility, $128.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.6% per annum, and $4.9 million of which was accruing interest at the prime rate of 4.75% per annum. Amounts repaid under the Credit Facility may be reborrowed. The Company may allocate up to $5.0 million of the available Credit Facility for the issuance of letters of credit of which $2.7 million was used as of December 31, 2001.

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

         On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 ("the Bonds"). The proceeds of the Bonds of $7.5 million were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds are due to mature on August 1, 2016 and are secured by the equipment. The Bonds bear interest at a variable rate based on LIBOR, which at December 31, 2001 was 3.5%.

         Capital expenditures were approximately $21.0 million for the nine months ended December 31, 2001 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $40.0 million for its fiscal year ending March 31, 2002. The expenditures are expected to be used mainly to expand capacity at several facilities.

         On December 15, 1998, the Company announced a program to repurchase up to 500,000 shares of its common stock. In September 2001, the Company repurchased a total of 25,000 shares at an average share price of $29.99 for a total purchase price of $0.7 million. From the inception of the program through December 31, 2001, the Company has repurchased a total of 269,200 shares for a total purchase price of $6.7 million.

         The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:


----------------------------------------- ----------------------------------------------------------------

        CONTRACTUAL OBLIGATIONS                               PAYMENTS DUE BY PERIOD
                                                                 ($ IN THOUSANDS)
----------------------------------------- ----------------------------------------------------------------
                                               Total      Less than    1-3 years    4-5 years     After 5
                                                           1 year                                  years
----------------------------------------------------------------------------------------------------------
Long Term Debt (1)                            $172,546     $  9,591     $151,769     $  3,748     $  7,438
----------------------------------------------------------------------------------------------------------
Capital Lease Obligations (1)(2)                 5,943        1,576        4,224          143           --
----------------------------------------------------------------------------------------------------------
Operating Leases                                79,503       13,761       22,951       24,262       18,529
----------------------------------------------------------------------------------------------------------
Other Long Term Obligations (1)                  2,202          948          503          496          255
----------------------------------------------------------------------------------------------------------
Total                                         $260,194     $ 25,876     $179,447     $ 28,649     $ 26,222
----------------------------------------------------------------------------------------------------------

(1) Included in liabilities on the Company's balance sheet as of December 31, 2001.

(2) Includes interest component.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 2001 and Note 9 to the Company's financial statements in its Quarterly Report on Form 10-Q for the period ended December 31, 2001. There has been no material change in this information.

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

                  Not applicable

    Item 5.   Other Information

                  Not applicable

    Item 6.   Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Not applicable

              (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

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




Dated:  February 8, 2002