Form 10-K
period 2002-03-31
TRIUMPH GROUP INC /
filed 2002-05-20
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 1-12235

Triumph Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Four Glenhardie Corporate Center,
1255 Drummers Lane, Suite 200, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (610) 975-0420

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

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

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, and Class D Common Stock, par value $.001 per share, on May 15, 2002 was 13,984,879 and 1,848,535, respectively. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock or Class D Common Stock.

        The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price of such voting stock on the New York Stock Exchange on May 15, 2002 of $47.49) was approximately $520,945,782.

Documents Incorporated by Reference

        Portions of the following document are incorporated herein by reference:

        Proxy Statement of Triumph Group, Inc. in connection with our 2002 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by us. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are competitive factors relating to the aerospace and metals industries, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our two business segments, including technological developments, limited availability of raw materials or skilled personnel and changes in governmental regulation and oversight and our assessment of the impact of the September 11, 2001 attack. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

        We design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including commercial and regional airlines and air cargo carriers, as well as original equipment manufacturers, commonly referred to as OEMs, of commercial, regional, business and military aircraft and components, and manufacturers and operators of industrial gas turbine engines.

Products and Services

        Our aviation segment offers a variety of products and services to the aerospace industry. We offer these products and services through five groups.

        Our Structural Components Group focuses primarily on aerospace OEMs and the top-tier manufacturers who supply them. This group performs complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies such as:

  •
  Wing spars and stringers
  •
  Stretch-formed leading edges and fuselage skins
  •
  Floor beams
  •
  Landing gear components and assemblies

        Our Operational Components Group services a diverse group of customers that includes airlines, air cargo carriers, aerospace and industrial gas turbine OEMs and the top-tier manufacturers who supply them. The operational components group performs advanced manufacturing, fabrication, coating and processing functions to deliver precision detail parts and complete component assemblies primarily for turbine engines including:

  •
  Stators
  •
  Vanes
  •
  Combustors
  •
  Industrial gas turbine transition ducts

        Our Control Systems Group, like the operational components group, services the full spectrum of aerospace customers, which include airlines, air cargo carriers, domestic and foreign militaries, aerospace OEMs and the top-tier manufacturers who supply them. Our control systems group focuses on expanding its capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace aftermarket. Many of our designs are proprietary and customers typically return to us for repair and overhaul of these systems. The systems that we design, engineer, build and repair include:

  •
  Main engine gear box assemblies
  •
  Cockpit control levers
  •
  Control system valve bodies
  •
  Landing gear actuation systems
  •
  Primary and secondary flight control systems

        Our Aftermarket Services Group consists of a component repair and overhaul subgroup and an instrument repair and overhaul subgroup, both of which primarily service airline and air cargo carrier customers. This group operates the world's largest independent APU repair and overhaul business and endeavors to be the vendor of choice for instrument and component overhaul and repair to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, commonly referred to as the FAA, approved Designated Engineering Representative, commonly referred to as DER, and Special Federal Aviation Regulation 36, commonly referred to as SFAR 36, proprietary repair procedures for the components we repair and overhaul. Our aftermarket services group repairs and overhauls various instruments and components including:

  •
  Cockpit instrumentation
  •
  Remote sensors
  •
  APUs
  •
  Constant speed drives

        Our Gas Turbine Services Group repairs and overhauls industrial gas turbine components, primarily for utility operators and applies high temperature coatings for both internal and external customers. The components that we repair and overhaul include:

  •
  Combustors
  •
  Transitions
  •
  Blades and vanes

Historical Background

        We were formed in 1993 as a Delaware corporation by members of management and Citicorp Venture Capital, Ltd. to acquire particular businesses and assets from IKON Office Solutions, Inc. In connection with this acquisition, 19 members of management contributed capital in the aggregate amount of approximately $1.1 million and Citicorp Venture Capital, an institutional investor, contributed capital in the aggregate amount of approximately $6.9 million.

Proprietary Rights

        We benefit from our proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for the production of such specially designed products. We also hold two SFAR 36 certifications that permit us to develop proprietary repair procedures to be used in some repair and overhaul processes.

Raw Materials and Replacement Parts

        We purchase raw materials, primarily consisting of extrusions, forgings, castings, sheets and shapes, from various vendors. We also purchase replacement parts which are utilized in our various repair and overhaul operations. Although we believe that these raw materials and replacement parts are generally available at competitive prices from numerous sources, at times, castings and extrusions are in short supply and difficult to purchase in sufficient amounts to meet our customers' demands.

Operating Locations

        We operate through several operating locations which are divided into two segments: the aviation segment and the metals segment. The following chart describes the operations, customer base and certain other information with respect to our operating locations at March 31, 2002, except with respect to HTD Aerospace, Inc., which includes the operations of our recent acquisition of certain assets, including the operating location, of Ozone Industries, Inc.

Operating Location (Year Established) (Year Acquired)	Location	Business	Type of Customers	Number of Employees
Aviation Segment
A. Biederman(1) (1933) (1993)	Glendale, CA	Sells and services aircraft and industrial instruments.	Commercial airlines, U.S. military and cargo carriers.	73
ACR Industries, Inc.(1) (1977) (2000)	Macomb, MI	Manufactures complex geared assemblies, gears and other components, servicing the aerospace industry.	Military and commercial airframe and engine OEMs, U.S. government and prime contractors.	163
Advanced Materials Technologies, Inc.(1) (1987) (1996)	Tempe, AZ	Repairs and manufactures components for APUs and gas turbine engines.	Aviation OEMs and commercial airlines.	232
Aerospace Technologies, Inc.(1) (1969) (1993)	Fort Worth, TX	Manufactures metallic/composite bonded honeycomb assemblies and repairs fuselage, wing, flight control surface parts and other flight critical components.	Aviation OEMs, commercial airlines, U.S. military and component supplier industry.	101
Airborne Nacelle Services, Inc.(1) (1995) (2000)	Hot Springs, AR	Repairs and overhauls engine nacelles and thrust reverses.	Commercial airline and air cargo carriers.	52
Construction Brevetees d'Alfortville (1951) (1999)	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries.	Aerospace, ground transportation and marine OEMs.	62
Chem-Fab Corporation (1968) (2000)	Hot Springs, AR	Chem-milling, hydroforming and processing of sheet metal and other structural parts and assemblies for the aerospace industry.	Aviation OEMs.	460
DG Industries, Inc. (1978) (1998)	Phoenix, AZ	Specializes in precision machining of aerospace components.	Military and aviation OEMs.	26
DV Industries, Inc. (1978) (1998)	Lynwood, CA	Provides metal finishing, processing and other services.	Aerospace, military and commercial industries.	114
EFS Aerospace, Inc.(1) (1983) (2001)	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems.	Aerospace OEMs.	169
Frisby Aerospace, Inc.(3) (1940) (1998)	Clemmons, NC Freeport, NY	Designs, manufactures, assembles and tests precision aircraft components.	Military and commercial OEMs, U.S. government, prime contractors and airlines.	215

Hydro-Mill Co. (1937) (1997)	Chatsworth, CA	Manufactures, repairs and overhauls precision machine parts and assemblies.	Aviation OEMs, commercial airlines and air cargo carriers.	158
HTD Aerospace, Inc.(1) (1935) (1999)	Bloomfield, CT East Lyme, CT	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems and manufactures precision components and assemblies.	Aviation airframe and engine OEMs and military aircraft market.	117
JDC Company(3) (1985) (1997)	Ft. Lauderdale, FL Austin, TX	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Air cargo carriers, airlines, fixed base maintenance operators and general aviation.	60
K-T Corporation (1963) (1993)	Shelbyville, IN	Performs stretch forming, bending, die forming, machining, welding, assembly and other fabrication on aircraft wings, fuselages and skins.	Aviation OEMs, U.S. military and aerospace, mass transportation, energy and heavy trucking industries.	133
L.A. Gauge (1954) (1993)	Sun Valley, CA	Machines, bonds and fabricates ultra-precision parts.	Defense, aerospace, space medical, automotive and computer industries.	44
Lee Aerospace, Inc.(1) (1989) (1999)	Wichita, KS	Manufactures unheated windshields and flight deck and cabin windows for the general aviation and corporate jet market.	General aviation regional and corporate jet markets.	67
Northwest Industries (1960) (1993)	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Aerospace, nuclear, medical, electronic and chemical industries.	34
Nu-Tech Industries, Inc. (1972) (1998)	Grandview, MO	Produces complex structural components.	Commercial and military aircraft market.	125
Ralee Engineering Corp. (1962) (1999)	City of Industry, CA	Manufactures long structural components such as stringers, cords and flooring.	Aviation OEMs and military aircraft market.	137
Special Processes of Arizona, Inc.(1) (1987) (1996)	Phoenix, AZ	Produces and applies plasma coating.	Aviation OEMs and aircraft operators.	30
Stolper-Fabralloy Company(3) (1908) (1997)	Phoenix, AZ Brookfield, WI	Fabricates precision sheet metal components from high temperature alloys and provides repair and overhaul services.	Commercial, military and aerospace OEMs and industrial gas turbine OEMs.	254
Triumph Accessories Services(1)(2) (1965) (1993)	Wellington, KS	Repairs and overhauls aircraft and engine accessories and manufactures pneumatic and electrically activated valves for aircraft.	U.S. government, air cargo carriers and commercial airlines.	69
Triumph Air Repair(1)(2) (1979) (1993)	Phoenix, AZ	Repairs and overhauls APUs and supplemental equipment.	Worldwide commercial airlines and air cargo operators.	153
Triumph Air Repair Aftermarket Services Division (2001) (N/A)	Phoenix, AZ	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Accessory Services and Airborne Nacelle.	Commercial airlines and air cargo carriers.	9

Triumph Air Repair (Europe) Limited(1) (1989) (1998)	Hampshire, England	Repairs and overhauls APUs and constant speed drives and integrated drive generators.	Commercial airlines.	36
Triumph Components- San Diego, Inc.(1) (1948) (1999)	El Cajon, CA	Develops and manufactures high-temperature metal alloy parts.	Commercial, military and aerospace OEMs.	94
Triumph Controls, Inc.(1) (1943) (1996)	North Wales, PA	Designs and manufactures mechanical and electromechanical control systems.	Aviation OEMs, shipyards, airlines, air cargo operators and U.S. and NATO military forces.	277
Triumph Engineering Services, Inc. (2001) (N/A)	Phoenix, AZ	Designs and performs reverse engineering of aerospace and industrial components.	Commercial airlines and air cargo carriers.	5
Triumph Industrial Gas Turbine Services, Inc. (2001) (N/A)	Phoenix, AZ	Provides repair services and aftermarket parts and services.	Utility operators, independent power producers and third party overhaul facilities.	20
Triumph Precision Casting Company (2000) (N/A)	Chandler, AZ	Produces complex investment castings of turbine blades and vanes for gas turbine engines.	Utility operators, independent power producers and third party overhaul facilities.	28
Triumph Precision, Inc. (1964) (1999)	Phoenix, AZ	Manufactures and machines precision tubing and provides heat treating and brazing services.	Aviation OEMs.	64
Triumph Thermal Processing Company(1) (2001) (N/A)	Chandler, AZ	Provides high temperature coatings.	OEMs, utility operators, independent power producers and third party overhaul facilities.	50
Metals Segment
Kilroy Structural Steel Co. (1918) (1993)	Cleveland, OH	Erects structural steel frameworks.	General contractors, engineers and architects of commercial buildings and bridges.	33
TriWestern Metals Co.(4) (1960) (1993)	Bridgeview, IL Chicago, IL	Produces and distributes specialty electrogalvanized products, specializing in flat rolled products.	Computer and electronic industries and the home and office products industries.	78

(1)
Designates FAA-certified repair station.
(2)
Designates SFAR 36 certification.
(3)
Designates that two locations are FAA-certified repair stations.
(4)
TriWestern Metals Co. was formed by merging Great Western Steel Co. into Triumph Industries Co.

Metals Processing and Distribution

        The metals segment produces and distributes blanked and slitted cold-rolled steel, which can be electrogalvanized or coated. We recently completed construction of a new electrogalvanizing line that significantly broadens our product offerings while reducing the marginal cost of this product line. In addition, we operate a business engaged in the erection of structural frameworks for buildings and bridges.

Sales and Marketing

        Each of our five aviation segment groups conducts sales and marketing activities both on a group basis as well as independently at each of the operating locations. With the aviation OEMs focusing on outsourcing additional work, it is increasingly important to market the collective capabilities of each of our aviation segment groups to the major aerospace and engine OEMs. While we have been marketing our group capabilities, including cross-marketing efforts among our five aviation segment groups, to our customers for the past two years, we continue to maintain our individual operating locations' focus on selling to their customers through in-house personnel, with support from independent regional manufacturers' representatives when beneficial. In-house personnel typically receive a base salary and commission, while independent manufacturers' representatives receive only commissions. It is our belief that using a combination of in-house personnel and independent regional manufacturers representatives at the local level facilitates responsiveness to each customer's changing needs and allows us to rapidly adapt to the current trends in each marketplace in which we operate.

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. We generally sell to our other customers on a fixed fee, negotiated contract or purchase order basis.

Backlog

        We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, initial pricing for these products and services, anticipated quantities to be purchased by the customer and, to the extent known, delivery dates. Backlog only includes amounts for which we have actual purchase orders with firm delivery dates, since purchase orders issued by our aftermarket customers are usually completed within a short period of time. Our backlog data relates primarily to the OEM customers within our aviation segment. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements associated with long-term aircraft production programs but for which we do not have actual purchase orders with firm delivery dates.

        As of March 31, 2002, our aviation and metals segments had outstanding purchase orders representing an aggregate invoice price of approximately $369 million and $10 million, respectively. We believe that all but approximately $84 million of these purchase orders will be shipped by the aviation segment on or prior to March 31, 2003.

Competition

        We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies, in the manufacture of aircraft and industrial gas turbine components and subassemblies. OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair activities to third parties.

        Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell their repair and overhaul services to other aircraft operators. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may perform a limited amount of repair and overhaul services for third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but also for other airlines. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

        Similarly, competition for the repair and overhaul of industrial gas turbine components comes primarily from OEMs and a small number of other independent repair and overhaul companies.

        Participants in the aerospace and industrial gas turbine industries compete primarily on the basis of breadth of technical capabilities, volume capacity, quality, turnaround time and cost.

        Our principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers.

        In each industry in which we compete, some of our competitors' financial and other resources are substantially greater than ours.

Government Regulation and Industry Oversight

        The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and these new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on us.

        We must also satisfy the requirements of our customers, including OEMs, that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to aircraft components used in commercial flight operations. The FAA regulates commercial flight operations and requires that aircraft components meet its stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and we currently satisfy these maintenance standards in our repair and overhaul services. Several of our operating locations are FAA-approved repair stations.

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

        Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970, commonly referred to as OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Environmental Matters

        Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations issued by government agencies, including the Environmental protection Agency, commonly referred to as the EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

        Certain of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions pursuant to the acquisition by us of these facilities from IKON Office Solutions. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON Office Solutions' indemnification covers us for losses we might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by us. More generally, the IKON Office Solutions' indemnification covers the costs, claims and potential losses associated with environmental matters, including all the identified remediation activities and liabilities that were identified in the purchase agreement for the acquisition or that arose from conditions or activities existing at the facilities or operations acquired from IKON Office Solutions prior to our acquisition from IKON Office Solutions in July 1993. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation. We are indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits, including Superfund liabilities at third party sites, in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2002, we employed 3,679 persons, of whom 242 were management employees, 115 were sales and marketing personnel, 317 were technical personnel, 416 were administrative personnel and 2,589 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under these agreements, we currently employ approximately 418 full-time employees, and from time to time employ up to an additional 33 temporary employees for our steel erection business, all of whom are members of labor unions. Currently, approximately 11% of our permanent employees are represented by labor unions and approximately 15% of the aviation segment's net sales and 100% of the metals segment's net sales are derived from the facilities at which at least some employees are unionized. One of the collective bargaining agreements will expire in the next twelve months. One of our subsidiaries is currently negotiating a collective bargaining agreement that expired on February 28, 2001. No work stoppage is expected at this location. Our inability to negotiate acceptable contracts with these unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Risk Factors

        Statements in this Annual Report on Form 10-K, including those concerning our expectations regarding the effect of industry trends on us, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses, and cash requirements, include forward-looking statements. Actual results may vary materially from these expectations. Factors which could cause actual results to differ from expectations include competition, dependence on a key customer, dependence on the aviation industry, requirements of capital, product liabilities in excess of insurance, integration of acquired businesses, government regulation, technological developments and obsolete inventory. For a description of these and additional risks, see the discussion below. Our results of operations may be adversely affected by one or more of these factors.

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.    A substantial percentage of our gross profit and operating income is derived from our aviation segment. Our aviation operations are focused on designing, engineering and manufacturing aircraft components on new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

        As a result of the disruption of the commercial air travel market caused by the recent general economic slowdown, the terrorist attacks of September 11, 2001 and other factors, the demand for certain commercial aerospace products and services has been reduced. This lower demand has had a negative impact on our business and results of operations. These or other events may lead to further declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

        Competitive pressures may adversely affect us.    We have numerous competitors in both the aerospace and metals industries. We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Our principal competitors in the metals industry include national and regional steel mills, other steel service centers, steel erection companies and pre-engineered building manufacturers. In each industry in which we compete, some of our competitors' financial and other resources are substantially greater than ours. Competitive pressures in these industries may materially adversely affect our operating revenues and, in turn, our business and financial condition.

        We may need to expend significant capital to keep pace with technological developments in our industry.    The aerospace industry is constantly undergoing development and change and it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service. We may not be successful in developing new products and these capital expenditures may have a material adverse effect on us.

        We may incur significant expenses to comply with new or more stringent governmental regulation.    The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

        The loss of our key customer could have a material adverse effect on us.    For the fiscal year ended March 31, 2002, Boeing represented approximately 14% of net sales. For fiscal 2001, Boeing represented approximately 12% of net sales. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

        We may be unable to successfully achieve "tier one" supplier status with OEMs, and we may be required to risk our capital to achieve "tier one" supplier status.    Many OEMs are moving toward developing strategic partnerships with their larger suppliers, frequently called "tier one" suppliers. Each tier one supplier provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. We have been designated as a tier one supplier by some OEMs and are striving to achieve tier one status with other OEMs. In order to maintain or achieve tier one status, we may need to expand our existing capacities or capabilities, and there is no assurance that we will be able to do so.

        Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is born by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. In the event that the aircraft fails to reach the production stage, inadequate number of units are produced, or actual sales otherwise do not meet projections, we may incur significant costs without any corresponding revenues. For example, in fiscal year 2002, approximately $5 million of design and development costs previously incurred and capitalized in connection with the abandoned development of a new air cargo aircraft were expensed. We do not currently have any other material development programs with incurred and capitalized expenses.

        We may not realize our anticipated return on capital commitments made to expand our capabilities.    From time to time, we make significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, our returns on these capital expenditures may not be as expected.

        Our expansion into international markets may increase credit and other risks.    As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the credit worthiness of our customers in these areas could adversely impact our overall profitability. In addition, these business opportunities may entail additional currency risks, different legal and regulatory requirements and political considerations not associated with domestic markets.

        We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.    A key element of our strategy has been, and continues to be, internal growth and growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, we may need to make significant capital expenditures and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, availability under our revolving credit facility and by particular restrictions contained in our revolving credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms which are satisfactory to us.

        Cancellations, reductions or delays in customer orders may adversely affect our results of operations.    Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Because several of our operating locations typically do not obtain long-term purchase orders or commitments from our customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. These historic patterns may be disrupted by many factors, including changing economic conditions, inventory adjustments, work stoppages or labor disruptions at our customers. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

        Our acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.    We have a consistent strategy to grow, in part, by the acquisition of additional businesses in the aerospace and/or power generation industries and are continuously evaluating various acquisition opportunities. Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

        We may not be successful in further expanding our activities in the industrial gas turbine market.    While our activities to date in the industrial gas turbine industry have primarily been limited to using conventional materials and processes, we anticipate expanding our industrial gas turbine activities into newer and more novel materials and processes, including more exotic alloys and coatings. Such expansion may require significant capital expenditures. In addition, several OEMs are already operating with such newer materials and processes and, in certain cases, hold proprietary technology and patents. While we believe that we will successfully expand our current industrial gas turbine operations, there can be no assurance that we will be able to do so.

        Any product liability claims in excess of insurance may adversely affect our financial condition.    Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us, the failure of an aircraft component designed or manufactured by us or the irregularity of metal products processed or distributed by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our financial condition.

        The unavailability of skilled personnel may have an adverse effect on our operations.    From time to time, some of our operating locations have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

        Any exposure to environmental liabilities may adversely affect us.    Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future. Some of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions. One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON Office Solutions' indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to our acquisition from IKON Office Solutions in July 1993, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, have been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation. We are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Item 2. Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 7,695 square feet of space. In addition, as of March 31, 2002, we owned or leased the following facilities for our operating locations, including the operating location purchased in connection with our recent acquisition of certain assets of Ozone Industries, Inc.:

Location	Description	Square Footage	Owned/ Leased
Aviation Segment
Chandler, AZ	Thermal processing facility/office	7,000	Leased
Chandler, AZ	Casting facility/office	26,500	Leased
Phoenix, AZ	Plasma spray facility/office	13,500	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Manufacturing facility/office	35,000	Leased
Phoenix, AZ	Machine shop/office	13,700	Owned
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Phoenix, AZ	Manufacturing facility/office	54,812	Leased
Phoenix, AZ	Manufacturing facility/office	15,374	Leased
Phoenix, AZ	Repair and overhaul/office	4,598	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,100	Owned
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Hot Springs, AR	Machine shop/office	240,000	Owned
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
Glendale, CA	Instrument shop/warehouse/office	25,000	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
Hampshire, England	Repair and overhaul/office	11,915	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	7,200	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	50,000	Owned
Wellington, KS	Repair and overhaul/office	65,000	Leased
Wichita, KS	Manufacturing facility/office	46,100	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	20,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Leased
North Wales, PA	Storage facility	4,800	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased

Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Kent, WA	Warehouse/office	5,000	Leased
Brookfield, WI	Manufacturing facility/office	62,000	Leased
Metals Segment
Bridgeview, IL	Steel processing facility/office	140,000	Leased
Chicago, IL	Steel distributing facility/office	135,700	Owned
Cleveland, OH	Steel fabrication facility/office	30,950	Leased
Plain City, OH	Office	2,000	Leased

        We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3. Legal Proceedings

        We are not presently involved in any material legal proceedings outside of the ordinary course of business. We may in the future be named as a defendant in lawsuits involving product defects, breach of warranty or other actions relating to products that we manufacture or products that we distribute that are manufactured by others. We believe that our potential exposure is adequately covered by our aviation product and general liability insurance.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market Price and Dividends on Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2002
1st Quarter	$49.300	$37.650
2nd Quarter	48.150	22.900
3rd Quarter	33.260	23.050
4th Quarter	40.000	30.750
Fiscal 2001
1st Quarter	$29.500	$26.563
2nd Quarter	35.875	28.125
3rd Quarter	41.375	33.625
4th Quarter	41.625	35.700

        As of May 15, 2002, the reported closing price for our Common Stock was $47.49. As of May 15, 2002, there were approximately 40 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 3,000 persons.

        We have never declared or paid cash dividends on any class of our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, and reinvest them in the development of our business. Certain of our debt arrangements, including our revolving credit facility, prohibit us from paying dividends or making any distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

Equity Compensation Plan Information

        The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended March 31, 2002:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	679,867	$31.47	563,102

Equity compensation plans not approved by security holders	18,001	$ —	—

Total	697,868	$31.47	563,102

        On January 30, 2001, we granted to our two top executive officers a total of 27,000 shares of our Common Stock valued at $1,043,000 at issuance, which vests over three years.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal year ended March 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)
	(in thousands, except per share data)
Operating Data:
Aviation Segment
Net sales	$565,343	$500,201	$368,614	$328,577	$242,317
Cost of products sold	385,392	331,929	244,290	220,002	164,978

Gross profit	179,951	168,272	124,324	108,575	77,339
Selling, general and administrative	62,876	58,517	43,185	36,652	29,611
Depreciation and amortization(6)	20,430	25,012	18,630	13,301	7,991

Operating income, before corporate expense and special charge(7)	96,645	84,743	62,509	58,622	39,737
Metals Segment
Net sales	47,427	60,414	73,085	71,531	87,141
Cost of products sold	35,704	46,619	56,692	55,018	68,333

Gross profit	11,723	13,795	16,393	16,513	18,808
Selling, general and administrative	10,137	10,383	11,168	11,037	12,225
Depreciation and amortization	1,164	1,100	1,054	1,036	1,100

Operating income, before corporate expense and special charge(7)	422	2,312	4,171	4,440	5,483

Combined operating income, before corporate expense and special charge	97,067	87,055	66,680	63,062	45,220
Corporate expense(8)	7,491	5,561	4,273	4,490	3,944
Special charge	5,044	—	734	—	—
Interest expense and other	12,730	20,709	9,521	5,144	3,963
Gain on sale of assets	—	—	—	—	(2,250)

Income before income taxes and extraordinary items	71,802	60,785	52,152	53,428	39,563
Income tax expense	22,365	21,571	17,550	20,281	15,561

Income before extraordinary items	49,437	39,214	34,602	33,147	24,002
Extraordinary gain, net of income taxes	—	—	—	—	610

Net income(6)	$49,437	$39,214	$34,602	$33,147	$24,612

Earnings per share:
Income before extraordinary items:
Basic	$3.13	$3.23	$2.96	$2.79	$2.29
Diluted	$3.11	$3.11	$2.79	$2.62	$2.14
Shares used in computing earnings per share (thousands):
Basic	15,784	12,125	11,689	11,896	10,485
Diluted	15,918	12,629	12,397	12,646	11,231
	As of March 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital	$181,725	$174,326	$123,001	$93,457	$92,171
Total assets	772,965	731,369	506,931	428,857	301,445
Long-term debt, including current portion	158,256	176,322	138,808	93,008	34,498
Total stockholders' equity	453,501	389,891	244,370	214,777	182,879

(1)
Results include EFS Aerospace, Inc. from the date of acquisition. See Note 3 to the Consolidated Financial Statements.
(2)
Results include ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc. and the Anadite Assets from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(3)
Results include Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc. from the date of each respective acquistion. See Note 3 to the Consolidated Financial Statements.
(4)
Results include Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc. from the date of each respective acquisition.
(5)
Results include JDC Company, Hydro-Mill Co., Stolper-Fabralloy Company and Frisby Aerospace, Inc. from the date of each respective acquisition, and the results of Air Lab, Inc. and Deluxe Specialties Mfg., Co. until the date of sale.
(6)
Fiscal 2002 excludes goodwill amortization due to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). Had the Company adopted SFAS No. 142 at the beginning of fiscal 1998, pre-tax and after-tax amortization of goodwill that would have been excluded from each of the fiscal years 2001 through 1998 are as follows: 2001: $7,125 and $5,292; 2000: $5,268 and $4,130; 1999: $3,587 and $2,696 and 1998: $1,501 and $1,113.
(7)
Operating income, before corporate expense, is presented by group to assist the reader in evaluating each of the group's results of operations before financing and corporate expenses.
(8)
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

Industry Trends

        The events of September 11, 2001 and their aftermath impacted both the OEM and the maintenance, repair and overhaul markets. The most direct impact from these events was an immediate reduction in commercial air travel. According to the Air Transport Association, commercial air travel for the month of September 2001, as measured by revenue passenger miles flown, was down approximately 40% from August 2001 and down approximately 30% compared to September 2000. This significant decline has been followed by a slow, but steady, recovery, with worldwide revenue passenger miles down approximately 26% in October 2001 and down only approximately 9% in March 2002 when compared to prior year periods. We believe that these improving trends should continue. However, demand for air travel is affected by a number of factors, including the absolute level of general economic activity.

        The decline in demand for air travel has negatively impacted the operating performance and profitability of the worldwide airline industry. As a result, many airlines have reduced their fleet size by temporarily grounding or permanently retiring older and less cost-effecient aircraft. New aircraft orders have fallen and certain airlines have begun to delay or cancel scheduled deliveries of new aircraft. We expect new commercial aircraft deliveries to decline approximately 20% in 2002 versus 2001, based upon the most recent delivery forecasts provided by Boeing and Airbus. Notwithstanding this reduction, the approximately 680 deliveries forecast for 2002 would represent the fifth highest number of deliveries in any of the prior ten years.

        In addition to deferring new aircraft purchases, many airlines elected to defer certain optional maintenance and refurbishment activities in order to minimize total cash outlays in response to weaker air travel demand. A significant portion of maintenance, repair and overhaul activity required on commercial aircraft is mandated by government regulation that limits the total time or number of flights that may elapse between scheduled maintenance, repair or overhaul events. As a result, although short-term deferrals are possible, maintenance, repair and overhaul activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long term, trends in the maintenance, repair and overhaul market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, flown. According to the Airline Monitor, since 1969 worldwide ASMs have grown every year but 1991 and, it projects, 2001. Including this slight decline in 2001, the Airline

Monitor projects worldwide ASMs to grow at a compound rate of approximately 5% per annum from 2001 through 2010, compared to an historical compound growth rate of 6% per annum from 1991 through 2000.

        The negative effects of the events of September 11, 2001 on the commercial aviation market have been somewhat offset by increased demand for new and replacement military equipment in support of stronger national defense and a renewed emphasis on homeland security. In response to the terrorist attacks, the U.S. Congress passed a $40 billion emergency supplemental appropriation bill, approximately half of which we expect to be spent on defense. This was followed by the submission by the President of a fiscal 2002 U.S. Department of Defense, commonly referred to as DoD, budget that reflected the highest modernization funding increase since Operation Desert Storm. We expect that future DoD budgets will continue to reflect stronger support for increased funding for both force readiness and new systems production.

Fiscal year ended March 31, 2002 compared to fiscal year ended March 31, 2001

  Aviation Segment

        Net sales.    Net sales for our aviation segment increased by $65.1 million, or 13.0%, to $565.3 million for fiscal 2002 from $500.2 million for the prior year period. This growth in net sales is due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and certain military programs, most significantly the Boeing C-17 and F/A-18 programs. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001 and from the acquisition of certain assets of EMCO Fluid Systems, Inc., now doing business as EFS Aerospace, Inc., or EFS. Increases in certain Boeing program deliveries, namely the 737 new generation and 777, added to the growth of net sales in fiscal 2002 over the prior year period offset by declines in other programs, most notably the Northrop Grumman E-2C.

        Costs of products sold.    Costs of products sold for our aviation segment increased by $53.5 million, or 16.1%, to $385.4 million for fiscal 2002 from $331.9 million for fiscal 2001. This increase was primarily due to the increase in sales and the acquisition of EFS.

        Gross profit.    Gross profit for our aviation segment increased by $11.7 million, or 6.9%, to $180.0 million for fiscal 2002 from $168.3 million for fiscal 2001. This increase was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for our aviation segment was 31.8% and 33.6% for fiscal 2002 and fiscal 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for our aviation segment increased by $4.4 million, or 7.4%, to $62.9 million for fiscal 2002 from $58.5 million for fiscal 2001, due to a general increase in expenses as well as the acquisition of EFS.

        Depreciation and amortization.    Depreciation and amortization for our aviation segment decreased by $4.6 million, or 18.3%, to $20.4 million for fiscal 2002 from $25.0 million for fiscal 2001, primarily due to the adoption of SFAS 142. SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, we stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, depreciation and amortization would have increased from $17.9 million for fiscal 2001 to $20.4 million for fiscal 2002 primarily due to an increase in amortization related to our purchase of certain licenses and a product line that we acquired at the end of the second quarter of fiscal 2001 and an increase in depreciation due to our capital expenditure program.

        Operating income.    Operating income for our aviation segment increased by $11.9 million, or 14.0%, to $96.6 million for fiscal 2002 from $84.7 million for the prior year period. Had SFAS 142 been effective April 1, 2000, operating income for fiscal 2001 would have been $91.9 million or $7.1 million more than reported.

        During fiscal 2002, we incurred approximately $3.4 million of amortization and royalty expenses related to our purchase of certain licenses and a product line which we acquired at the end of the second quarter of fiscal 2001 compared to approximately $1.8 million for the prior year period.

        The remaining net increase in operating income over the prior year period of approximately $6.4 million resulted from the increase in revenues and gross profit, most notably from the programs discussed above as well as the acquisition of EFS, offset by increases in selling, general and administrative expenses from our aviation segment as a whole.

  Metals Segment

        Net sales.    Net sales for our metals segment decreased by $13.0 million, or 21.5%, to $47.4 million for fiscal 2002 from $60.4 million for the prior year period. This decrease was mainly due to import pricing pressures and lower volume at our electrogalvanized steel operation as well as a lower activity level at our structural steel erection operation.

        Costs of products sold.    Costs of products sold for our metals segment decreased by $10.9 million, or 23.4%, to $35.7 million for fiscal 2002 from $46.6 million for fiscal 2001. This decrease was mainly due to the decrease in activity at our structural steel erection operation and the lower volume at our electrogalvanized steel operation.

        Gross profit.    Gross profit for our metals segment decreased by $2.1 million, or 15.0%, to $11.7 million for fiscal 2002 from $13.8 million for fiscal 2001, due to the reasons discussed above. As a percentage of net sales, gross profit for our metals segment was 24.7% and 22.8% for fiscal 2002 and fiscal 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for our metals segment decreased by $0.2 million, or 2.4%, to $10.1 million for fiscal 2002 from $10.4 million for fiscal 2001.

        Depreciation and amortization.    Depreciation and amortization for our metals segment increased by $0.1 million, or 5.8%, to $1.2 million for fiscal 2002 from $1.1 million for fiscal 2001.

        Operating income.    Operating income for our metals segment decreased by $1.9 million, or 81.7%, to $0.4 million for fiscal 2002 from $2.3 million from the prior year period. This decrease was mainly due to the decline in net sales.

  Overall Results

        Corporate expenses.    Corporate expenses increased by $1.9 million, or 34.7%, to $7.5 million for fiscal 2002 from $5.6 million for fiscal 2001.

        Special charge.    During the second quarter of fiscal 2002, we recorded a special charge totaling $5.0 million related to the write-off of design and development costs related to a new aircraft program, which we deem unlikely to go into production.

        Interest expense and other.    Interest expense and other decreased by $8.0 million, or 38.5%, to $12.7 million for fiscal 2002 from $20.7 million for the prior year period. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public equity offering, which occurred in March and April of 2001.

        Income tax expense.    Our effective tax rate was 31.1% for fiscal 2002 and 35.5% for fiscal 2001.

        Net income.    Net income increased by $10.2 million, or 26.1%, to $49.4 million for fiscal 2002 from $39.2 million for the prior year period. The increase in net income was primarily attributable to growth in our aviation segment, the acquisition of EFS, the adoption of SFAS 142 in fiscal 2002 and decrease in interest expense offset by the special charge.

Fiscal year ended March 31, 2001 compared to fiscal year ended March 31, 2000

  Aviation Segment

        Net sales.    Net sales for our aviation segment increased by $131.6 million, or 35.7%, to $500.2 million for fiscal 2001 from $368.6 million for fiscal 2000. Companies we acquired, but have owned for less than twelve months in each fiscal year, referred to as the Acquired Companies, represented an aggregate of $106.1 million and $14.2 million in net sales in fiscal 2001 and fiscal 2000, respectively. Net sales for the other operating divisions and subsidiaries in our aviation segment increased by $39.7 million, or 11.2%, from the prior year due to overall growth in the businesses as well as new product lines.

        Costs of products sold.    Costs of products sold for our aviation segment increased by $87.6 million, or 35.9%, to $331.9 million for fiscal 2001 from $244.3 million for fiscal 2000. This increase was primarily due to the inclusion of $71.3 million and $8.9 million in fiscal 2001 and fiscal 2000, respectively, of costs of products sold associated with net sales generated by the Acquired Companies. Costs of products sold for the other operating divisions and subsidiaries in our aviation segment increased $25.2 million, or 10.7%, due to the overall growth in the businesses as well as new product lines.

        Gross profit.    Gross profit for our aviation segment increased by $43.9 million, or 35.3%, to $168.3 million for fiscal 2001 from $124.3 million for fiscal 2000. This increase was primarily due to the inclusion of $34.8 million and $5.3 million in fiscal 2001 and 2000, respectively, of gross profit on the net sales generated by the Acquired Companies. The remaining net increase of $14.5 million was due to the reasons discussed above. As a percentage of net sales, gross profit for our aviation segment was 33.6% and 33.7% for fiscal 2001 and fiscal 2000, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for our aviation segment increased by $15.3 million, or 35.5%, to $58.5 million for fiscal 2001 from $43.2 million for fiscal 2000, primarily due to the Acquired Companies.

        Depreciation and amortization.    Depreciation and amortization for our aviation segment increased by $6.4 million, or 34.3%, to $25.0 million for fiscal 2001 from $18.6 million for fiscal 2000, primarily due to the assets acquired in connection with the Acquired Companies.

        Operating income.    Operating income for our aviation segment increased by $22.2 million, or 35.6%, to $84.7 million for fiscal 2001 from $62.5 million for fiscal 2000. This increase was due to the addition of net sales and profits generated by the Acquired Companies, as well as from an increase in operating profit generated by the other operating locations in our aviation segment due to the overall growth in the businesses as well as new product lines. As a percentage of net sales, operating income for our aviation segment was 16.9% and 17.0% for fiscal 2001 and fiscal 2000, respectively.

  Metals Segment

        Net sales.    Net sales for our metals segment decreased by $12.7 million, or 17.3%, to $60.4 million for fiscal 2001 from $73.1 million for fiscal 2000. This increase was mainly due to decreased activity at our structural steel erection operation and import pricing pressures and lower volume at our electrogalvanized steel operation.

        Costs of products sold.    Costs of products sold for our metals segment decreased by $10.1 million, or 17.8%, to $46.6 million for fiscal 2001 from $56.7 million for fiscal 2000. This decrease was mainly due to the decrease in activity at our structural steel erection operation and the lower volume at our electrogalvanized steel operation.

        Gross profit.    Gross profit for our metals segment decreased by $2.6 million, or 15.8%, to $13.8 million for fiscal 2001 from $16.4 million for fiscal 2000, due to the reasons discussed above. As a percentage of net sales, gross profit for our metals segment was 22.8% and 22.4% for fiscal 2001 and fiscal 2000, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for our metals segment decreased by $0.8 million, or 7.0%, to $10.4 million for fiscal 2001 from $11.2 million for fiscal 2000.

        Depreciation and amortization.    Depreciation and amortization for our metals segment remained unchanged from the prior year at $1.1 million for fiscal 2001.

        Operating income.    Operating income for our metals segment decreased by $1.9 million, or 44.6%, to $2.3 million, for fiscal 2001 from $4.2 million for fiscal 2000, due to the reasons discussed above. As a percentage of net sales, operating income for our metals segment was 3.8% and 5.7% for fiscal 2001 and fiscal 2000, respectively.

  Overall Results

        Corporate expenses.    Corporate expenses increased by $1.3 million, or 30.1%, to $5.6 million for fiscal 2001 from $4.3 million for fiscal 2000.

        Special charge.    During fiscal 2000, we announced a realignment of reporting responsibilities. As a result of the realignment, we recorded a pre-tax charge of $0.7 million, primarily related to severance for three employees.

        Interest expense and other.    Interest expense and other increased by $11.2 million, or 117.5%, to $20.7 million for fiscal 2001 from $9.5 million for fiscal 2000. This increase was primarily due to significantly higher debt levels associated with the acquisition of the Acquired Companies, the cash portions of which were financed by incremental borrowings under our revolving credit facility, as well as a slightly higher rate on these borrowings.

        Income tax expense.    Our effective tax rate was 35.5% for fiscal 2001 and 33.7% for fiscal 2000.

        Net income.    Net income increased by $4.6 million, or 13.3%, to $39.2 million for fiscal 2001 from $34.6 million for fiscal 2000. The increase in fiscal 2001 net income was primarily attributable to incremental net income from the Acquired Companies, the overall growth in our other operating locations and new product lines, partially offset by increased interest expense due to increased debt levels associated with the aquisition of the Acquired Companies.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. We generated approximately $77.8 million of cash flows from operating activities for the year ended March 31, 2002. We used approximately $61.4 million in investing activities, and used $14.3 million in financing activities for the year ended March 31, 2002.

        In March 2001, we completed the sale of 3,000,003 shares of our common stock for $37.50 per share through an underwritten public offering. In April 2001, the underwriters exercised the over-allotment option for an additional 450,000 shares of our common stock. The net proceeds from these sales of $122.4 million were used to repay long-term debt.

        On February 12, 2002, we amended our revolving credit facility with our lenders to amend certain terms and add the ability to borrow up to $10.0 million at an overnight interest rate in addition to borrowings at LIBOR or prime. Our revolving credit facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate, or the Federal Funds rate plus 0.5%, if greater, or an overnight interest rate at our option and expires on June 13, 2004. The variation in the interest rate is based upon our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, we are required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of our revolving credit facility. We may allocate up to $10.0 million of our available revolving credit facility for the issuance of letters of credit. As of March 31, 2002, approximately $228.9 million was available under our revolving credit facility. On March 31, 2002, an aggregate amount of approximately $114.3 million was outstanding under our revolving credit facility, $105.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 7.59% per annum, which includes the effects of an interest rate swap, and $9.3 million of which was accruing interest at an overnight interest rate of 3.02%. Amounts repaid under our revolving credit facility may be re-borrowed.

        On August 23, 2001, we entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001. The $7.5 million of proceeds of these bonds were used to fund the purchase of a new electrogalvanizing production line for our subsidiary, TriWestern Metals. These bonds are due to mature on August 1, 2016 and are secured by the equipment. These bonds bear interest at a variable rate based on LIBOR, which at March 31, 2002 was 3.5%.

        Capital expenditures were approximately $32.6 million for the year ended March 31, 2002, primarily for manufacturing machinery and equipment for our aviation segment. We funded these expenditures through borrowings under our revolving credit facility. We expect capital expenditures to be approximately $30.0 million for our fiscal year ending March 31, 2003. The expenditures are expected to be used mainly to expand capacity at several facilities.

        In August 2001, we acquired EFS. The cash portion of the purchase price paid at closing for this acquisition of approximately $24.9 million was funded by borrowings under our revolving credit facility. In connection with this acquisition, we assumed $10.0 million of seller financing, which accrues interest at 6% and $1.1 million of other debt. Between August 2001 and October 2001, we retired substantially all of the then outstanding balance of the other debt of EFS. These payments were funded by borrowings under our revolving credit facility.

        In April 2002, we acquired certain assets of Ozone Industries, Inc. for $12.0 million. This purchase was funded by borrowings under our revolving credit facility.

        On December 15, 1998, we announced that our board of directors authorized the repurchase of up to 500,000 shares of our common stock, subject to market conditions. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of this program. In September 2001, we repurchased a total of 25,000 shares at an average share price of $29.99. From the inception of the program through March 31, 2002, we have repurchased a total of 269,200 shares for an aggregate purchase price of $6.7 million.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$153,078	$9,844	$132,215	$3,734	$7,285
Capital Lease Obligations (1) (2)	5,903	1,829	3,983	91	—
Operating Leases	86,465	14,510	23,544	28,439	19,972
Other Long Term Obligations (1)	2,120	935	496	496	193

Total	$247,566	$27,118	$160,238	$32,760	$27,450

(1)
Included in our balance sheet at March 31, 2002.

(2)
Includes interest component.

        We believe that cash generated by operations and borrowings under our revolving credit facility will be sufficient to meet anticipated cash requirements for our current operations. However, we have a stated policy to grow through acquisitions. Currently, we are evaluating various acquisition opportunities and pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under our revolving credit facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on acceptable terms, if at all.

  Critical Accounting Policies

        Accounting policies that we believe are most critical to our financial condition and operating results pertain to the valuation of accounts receivable, inventory, goodwill and revenue recognition. In developing estimates we consider available information and use judgment.

        We adopted SFAS 142, "Goodwill and Intangible Assets," as of April 1, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, we did not record goodwill amortization in fiscal 2002, which would have been approximately $8.0 million. Rather, we performed an impairment test on the net carrying value as of April 1, 2001, the initial test, and February 1, 2002, the annual test, as required by SFAS 142. We were not required to record an impairment charge based on these tests. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

  Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under certain of our debt arrangements, including our revolving credit facility, to pay dividends on our common stock. We manage our exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. We have entered into a two-year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes for $100.0 million of our outstanding balance under our revolving credit facility. We utilize derivatives to hedge actual exposure and do not speculate using derivatives. The net effect of the spread between the floating rate, which is based upon 30-day LIBOR, and the fixed rate (6.56%), on our earnings for the year ended March 31, 2002, was approximately $2.2 million. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 6 of our consolidated financial statements.

        The following table presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2002. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2002.

Expected Years of Maturity

	2003	2004	2005	2006	2007	Thereafter	Total
Fixed rate cash flows (in thousands)	$10,357	$13,688	$5,783	$1,647	$307	$—	$31,782
Weighted average interest rate (%)	8.87	8.29	6.77	6.90	10.50	—
Variable rate cash flows (in thousands)	$938	$1,178	$115,204	$932	$937	$7,285	$126,474
Weighted average interest rate (%)	3.36	3.36	6.96	3.05	3.07	3.09

  Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1. Business."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        See discussion in Item 7.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 16, 2002

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash	$6,913	$4,819
Accounts receivable, less allowance for doubtful accounts of $3,922 and $3,122	104,450	115,666
Inventories	182,102	171,105
Prepaid expenses and other	3,430	3,117

Total current assets	296,895	294,707
Property and equipment, net	176,061	157,519
Goodwill, net	250,410	221,083
Intangible assets, net	34,947	38,833
Other, net	14,652	19,227

Total assets	$772,965	$731,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,082	$52,168
Accrued expenses and other	46,713	53,011
Income taxes payable	6,445	4,894
Deferred income taxes	4,635	4,291
Current portion of long-term debt	11,295	6,017

Total current liabilities	115,170	120,381
Long-term debt, less current portion	146,961	170,305
Deferred income taxes and other	57,333	50,792
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,178,789 and 12,228,789 shares issued	14	12
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 1,848,535 and 3,348,535 shares issued and outstanding	2	3
Capital in excess of par value	258,256	241,877
Treasury stock, at cost, 210,210 and 212,188 shares	(5,252)	(5,167)
Accumulated other comprehensive loss	(3,156)	(1,174)
Retained earnings	203,637	154,340

Total stockholders' equity	453,501	389,891

Total liabilities and stockholders' equity	$772,965	$731,369

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Year ended March 31,
	2002	2001	2000
Net sales	$612,770	$560,615	$441,699
Operating costs and expenses:
Cost of products sold	421,096	378,548	300,982
Selling, general and administrative	80,388	74,383	58,573
Depreciation and amortization	21,710	26,190	19,737
Special charge	5,044	—	734

	528,238	479,121	380,026

Operating income	84,532	81,494	61,673
Interest expense and other	12,730	20,709	9,521

Income before income taxes	71,802	60,785	52,152
Income tax expense	22,365	21,571	17,550

Net income	$49,437	$39,214	$34,602

Earnings per share—basic	$3.13	$3.23	$2.96

Weighted average common shares outstanding—basic	15,784	12,125	11,689

Earnings per share—diluted	$3.11	$3.11	$2.79

Weighted average common shares outstanding—diluted	15,918	12,629	12,397

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 1999	$12	$135,418	$(1,336)	$—	$80,683	$214,777
Net income					34,602	34,602
Foreign currency translation adjustment				(684)		(684)

Total comprehensive income						33,918

Exercise of options to purchase common stock			367		(81)	286
Purchase of 191,500 shares of common stock			(4,611)			(4,611)

Balance at March 31, 2000	12	135,418	(5,580)	(684)	115,204	244,370
Net income					39,214	39,214
Foreign currency translation adjustment				(490)		(490)

Total comprehensive income						38,724

Exercise of options to purchase common stock			413		(78)	335
Exercise of warrant to purchase 650,000 shares of common stock	—	—				—
Issuance of 3,000,003 shares of common stock in public offering (net of $500 issuance costs)	3	106,372				106,375
Other		87				87

Balance at March 31, 2001	15	241,877	(5,167)	(1,174)	154,340	389,891
Net income					49,437	49,437
Foreign currency translation adjustment				(51)		(51)
Cumulative effect of accounting change				(1,934)		(1,934)
Change in fair value of interest rate swap				3		3

Total comprehensive income						47,455

Purchase of 25,000 shares of common stock			(750)			(750)
Exercise of options to purchase common stock			665		(140)	525
Issuance of 450,000 shares of common stock in public offering	1	16,030				16,031
Other		349				349

Balance at March 31, 2002	$16	$258,256	$(5,252)	$(3,156)	$203,637	$453,501

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended March 31,
	2002	2001	2000
Operating Activities
Net income	$49,437	$39,214	$34,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,710	26,190	19,737
Non-cash special charge	5,044	—	—
Other amortization included in interest expense	387	336	260
Provision for doubtful accounts receivable	2,213	1,096	499
Provision for deferred income taxes	7,596	7,862	4,362
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	1,099	1,002	905
Changes in other current assets and liabilities, excluding the effects of acquisitions	(6,594)	(46,701)	(22,751)
Other	(3,066)	(2,776)	(954)

Net cash provided by operating activities	77,826	26,223	36,660

Investing Activities
Capital expenditures	(32,642)	(27,073)	(14,736)
Proceeds from sale of assets	721	11,930	5,815
Cash used for businesses acquired	(29,489)	(153,092)	(49,677)

Net cash used in investing activities	(61,410)	(168,235)	(58,598)

Financing Activities
Net proceeds from common stock offering	16,031	106,375	—
Net (decrease) increase in revolving credit facility	(30,667)	37,796	31,109
Purchase of treasury stock	(750)	—	(4,611)
Proceeds from exercise of stock options	525	335	286
Proceeds from issuance of long-term debt	7,500	—	—
Repayment of debt and capital lease obligations	(6,961)	(3,583)	(2,532)
Payment of deferred financing cost	—	(371)	(988)

Net cash (used in) provided by financing activities	(14,322)	140,552	23,264

Net change in cash	2,094	(1,460)	1,326
Cash at beginning of year	4,819	6,279	4,953

Cash at end of year	$6,913	$4,819	$6,279

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

        Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

2.    Summary of Significant Accounting Policies

  Organization

        Triumph's Aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components and industrial gas turbine components and accessories for commercial airlines, air cargo carriers and original equipment manufacturers of aircraft and aircraft components and power generation equipment on a worldwide basis. Triumph's Metals segment manufactures, machines, processes and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from Boeing Co. ("Boeing") represented approximately 11% of net accounts receivable as of March 31, 2002 and 9% at March 31, 2001. The Company had no other significant concentrations of credit risk. Boeing represented approximately 14%, 12% and 14% of consolidated sales in fiscal 2002, 2001 and 2000, respectively. No other single customer accounts for more than 10% of the Company's sales; however, the loss of any significant customer, including Boeing, could have a material effect on the Company and its operating subsidiaries.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Derivatives and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative's change in fair value, if any, will be immediately recognized in earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in the cumulative effect of an accounting change being recognized as a charge of $1,934 (net of $1,185 of income tax benefit) in other comprehensive income.

  Use of Derivative Financial Instruments

        The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. The Company has entered into an interest rate swap contract which effectively converts a portion of its floating-rate debt to a fixed-rate basis through November 2002. Under the interest rate swap contract, the Company pays amounts equal to the specified fixed-rate interest (6.56%) multiplied by the notional principal amount ($100,000), and receives a floating-rate interest (30-day LIBOR) multiplied by the same notional principal amount. The net effect of the spread between the floating rate and the fixed rate is reflected as an adjustment to interest expense in the period incurred. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. At March 31, 2002, the interest rate swap is reflected at fair value of $3,115 in accrued expenses and other. The Company has not experienced any ineffectiveness with its interest rate swap and accordingly has not recognized any gains or losses in its earnings.

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

  Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. Accordingly, effective April 1, 2001, the Company adopted

SFAS No. 142. The following table reflects the comparable prior year's net income and earnings per share as if SFAS No. 142 had been adopted on April 1, 1999:

	Year ended March 31,
	2002	2001	2000
Reported net income	$49,437	$39,214	$34,602
Add-back after-tax goodwill amortization	—	5,292	4,130

Adjusted net income	$49,437	$44,506	$38,732

Earnings per share—basic	$3.13	$3.23	$2.96
Add-back after-tax goodwill amortization	—	0.44	0.35

Adjusted earnings per share—basic	$3.13	$3.67	$3.31

Earnings per share—diluted	$3.11	$3.11	$2.79
Add-back after-tax goodwill amortization	—	0.41	0.33

Adjusted earnings per share—diluted	$3.11	$3.52	$3.12

        Intangible assets cost and accumulated amortization at March 31, 2002 were $48,219 and $13,272, respectively. Intangible assets cost and accumulated amortization at March 31, 2001 were $47,561 and $8,728, respectively. Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at March 31, 2002 were $36,708 and $7,136, respectively, and at March 31, 2001 were $36,455 and $3,748, respectively. Gross cost and accumulated amortization of noncompete agreements and other at March 31, 2002 were $11,511 and $6,136, respectively, and at March 31, 2001 were $11,106 and $4,980, respectively. Amortization expense for the fiscal years ended March 31, 2002, 2001, and 2000 was $4,544, $3,759 and $1,407, respectively. Amortization expense for the five fiscal years succeeding March 31, 2002, by year is expected to be as follows: 2003: $4,544; 2004: $4,101; 2005: $3,920; 2006: $3,920; 2007: $3,920.

  Revenue Recognition

        Revenues are recorded when services are performed or when products are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues.

  Shipping and Handling Costs

        The cost of shipping and handling products is included in cost of products sold.

  Pre-production Design and Development Costs

        The Company expenses as incurred design and development costs related to long-term supply arrangements unless such costs are contractually recoverable. At March 31, 2001, the Company had capitalized $5,044 of contractually recoverable design and development costs which were expensed in fiscal 2002 because the program was deemed unlikely to go into production.

3.    Acquisitions

        In August 2001, the Company acquired substantially all of the assets of EMCO Fluid Systems, Inc., which was renamed EFS Aerospace, Inc. ("EFS"). The Company acquired EFS to expand its product line offerings in hydraulic control systems. EFS, located in Valencia, California, designs, produces, assembles and tests both hydraulic and pneumatic valves and actuators for the aviation and aerospace industries. The purchase price of approximately $38,483 includes the assumption of debt and certain liabilities and direct costs of the transaction. The excess of the purchase price over the estimated fair value of the net assets acquired of $29,783 was recorded as goodwill, all of which is tax-deductible. The EFS acquisition agreement provides for a reduction of up to $5,000 in the purchase price in the event certain performance measurements are not met on specified dates through 2004.

        Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") and on June 1, 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets") (collectively, the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot Springs, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, provide anodizing, chemical film coating, phosphate flouride coating, passiviation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined purchase price for the 2001 Acquisitions was $101,434. The purchase price included cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments.

        In addition to the above acquisitions, on September 30, 2000, in a series of transactions with Honeywell, the Company acquired certain product rights and assets associated with hydraulic systems ("New Hydraulic Systems Product Line") and auxiliary power units ("APU's") ("New APU Product Lines"), (collectively, the "New Product Lines"). The New Hydraulic Systems Product Line, which has been relocated from Honeywell's Rocky Mount, North Carolina facility to Triumph's Frisby Aerospace, Inc. subsidiary, located in Clemmons, North Carolina, is used in connection with the design, manufacture and overhaul of hydraulic pumps, motors and power transfer units. The New APU Product Lines, for which Triumph has become the exclusive designated 700 APU Factory Service Center and exclusive distributor of new 660 APU products, has been transferred to the Company's Triumph Air Repair facility located in Phoenix, Arizona. The combined purchase price for the New Product Lines was $62,250. The purchase price included cash paid at closing, the assumption of debt and certain liabilities and direct costs of acquisitions.

        The combined excess of the purchase price over the estimated fair value of the net assets acquired in the 2001 Acquisitions in the amount of $58,691 was recorded as Goodwill. The excess of the purchase price over the estimated fair value of the tangible assets acquired in the New Product Lines of $22,875 and $28,323 have been recorded as goodwill and intangible assets respectively. The intangible assets related to the APU product rights are being amortized over 10 years.

        In fiscal 2000, the Company acquired all of the outstanding stock of Ralee Engineering Company ("Ralee"), Construction Brevitees d'Alfortville ("CBA"), and Lee Aerospace, Inc. ("Lee") and also acquired substantially all of the assets of KT Aerofab, now operated by the Company as Triumph

Components-San Diego, Inc. (collectively, the "2000 Acquisitions"). Ralee, based in City of Industry, California, manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry. CBA, located near Paris, France is a manufacturer of mechanical ball bearing control assemblies for the aerospace, ground transportation and marine industries. Triumph Components-San Diego, Inc. is a developer of high-temperature metal alloy parts. Lee, located in Wichita, Kansas, is a leading supplier of unheated windshields, flight deck windows and cabin windows to the general aviation and corporate jet market. The combined purchase price for these acquisitions was $52,515. The purchase price included cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions, deferred payments and contingent payments of approximately $6,968. The combined excess of the purchase price over the estimated fair value of the net assets acquired of $27,244 was recorded as goodwill. The Lee acquisition agreement provides for a reduction in the purchase price in the event certain performance measurements are not met on specified dates through 2003.

        These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

        The following unaudited pro forma information for the year ended March 31, 2001 has been prepared assuming the EFS Acquisition had occurred on April 1, 2000: Net sales: $589,934; Net Income: $40,622; Earnings per share—basic: $3.35; and Earnings per share—diluted: $3.22. The pro forma effect of the EFS acquisition for the fiscal year ended March 31, 2002 was not material. The following unaudited pro forma information for the year ended March 31, 2000 has been prepared assuming the 2001 Acquisitions and the 2000 Acquisitions had occurred on April 1, 1999: Net sales: $532,592; Net Income: $38,724; Earnings per share—basic: $3.31; and Earnings per share—diluted: $3.12. The pro forma effect of the 2001 Acquisitions for the year ended March 31, 2001 was not material. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets and excess of cost over net assets acquired arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	March 31,
	2002	2001
Raw materials	$57,681	$50,638
Work-in-process	76,755	75,186
Finished goods	47,666	45,281

Total inventories	$182,102	$171,105

5.    Income Taxes

        The components of income tax expense are as follows:

	Year ended March 31,
	2002	2001	2000
Current:
Federal	$13,712	$13,093	$11,970
State	1,057	616	1,218

	14,769	13,709	13,188
Deferred:
Federal	6,711	6,946	6,064
State	885	916	(1,702)

	7,596	7,862	4,362

	$22,365	$21,571	$17,550

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	1.6	(0.7)
Miscellaneous permanent items and nondeductible accruals	(2.4)	0.2	0.3
Other	(3.3)	(1.3)	(0.9)

Effective income tax rate	31.1%	35.5%	33.7%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	March 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$364	$404
Accounts receivable	1,501	1,009
Unrealized loss on derivatives	1,184	—
Accruals and reserves	61	—
Other	219	219

	3,329	1,632
Deferred tax liabilities:
Property and equipment	32,485	28,974
Other assets	16,933	13,510
Inventory	5,748	3,008
Accruals and reserves	—	692
Prepaid expenses and other	2,666	2,673

	57,832	48,857

Net deferred tax liabilities	$54,503	$47,225

        As of March 31, 2002, the Company has federal and state net operating loss carryforwards expiring in 3 to 18 years.

        Income taxes paid during the years ended March 31, 2002, 2001 and 2000 were $11,985, $7,856 and $10,017 respectively.

6.    Long-Term Debt

        Long-term debt consists of the following:

	March 31,
	2002	2001
Revolving credit facility	$114,333	$145,000
Subordinated promissory notes	25,822	18,658
Other debt	18,101	12,664

	158,256	176,322
Less current portion	11,295	6,017

	$146,961	$170,305

        On February 12, 2002, the Company amended its $350,000 revolving credit facility ("Credit Facility") with its lenders to amend certain terms and add the ability to borrow up to $10,000 at an overnight interest rate in addition to borrowings at LIBOR or prime. The Credit Facility bears interest at either LIBOR plus between 0.75% and 1.75% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company and expires on June 13, 2004. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $10,000 of the available Credit Facility for the issuance of letters of credit of which $6,740 and $1,700 was used at March 31, 2002 and 2001, respectively. At March 31, 2002 and 2001, the effective interest rate (which includes the effects of the interest rate swap) on borrowings under the Credit Facility was 7.22% and 7.62%, respectively. At March 31, 2002, $228,927 of additional borrowings were available under the Credit Facility.

        In conjunction with the EFS acquisition, the Company assumed $10,000 of seller financing and $1,067 of other debt. In October 2001, the Company retired substantially all of the then outstanding balance of the other debt of EFS.

        On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 ("the Bonds"). The proceeds of the Bonds of $7,500 were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds are due to mature on August 1, 2016 and are secured by the equipment. The Bonds bear interest at a variable rate based on LIBOR, which at March 31, 2002 was 3.5%.

        At March 31, 2002, the Subordinated Promissory Notes consist of six notes, a $5,000 principal amount bearing interest at 6%, due in two annual installments of $2,500 on July 1 of each year commencing in 2003, a $5,000 principal amount bearing interest at 6%, due in four annual installments of $1,250 starting on October 12, 2002, a $10,605 principal amount bearing interest at 10.5%, due in equal installments on December 31, 2002 and December 31, 2003, a $3,683 principal amount bearing interest at 7%, due in one installment of $1,000 on July 1, 2002 with a final payment of $2,683 on July 1, 2003, a $1,000 principal amount bearing interest at 7%, due on March 31, 2003 and a $534 principal amount bearing interest at the one-year Eurobor plus 1%, which at March 31, 2002 was 4.82%, $285 due on October 18, 2002 with a final payment of $249 on October 18, 2003. With regard to the 10.5% note, the Company, at its sole discretion, may pay interest by issuance of additional 10.5% notes and elected to do so for $1,057, $960, and $854 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

        The fair value of the Company's Credit Facility and the Bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, is approximately $27,500 and $19,500 at March 31, 2002 and 2001, respectively.

        Maturities of long-term debt are as follows: 2003—$11,295; 2004—$14,866; 2005—$120,987; 2006—$2,579; 2007—$1,244; thereafter, $7,285 through 2016.

        Interest paid on indebtedness during the years ended March 31, 2002, 2001, and 2000 amounted to $12,256, $19,278, and $8,057, respectively.

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

        The Company purchased 25,000 shares and 191,500 shares of its Common stock as treasury stock in fiscal 2002 and fiscal 2000, respectively. Treasury stock is recorded at cost.

        The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions. The holders of Class D common stock may elect at any time to convert any or all such shares into Common stock on a share-for-share basis. During fiscal 2002, 1,500,000 shares of Class D common stock were converted to shares of the Company's Common stock

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2002 and 2001, no shares of preferred stock were outstanding.

        Accumulated other comprehensive loss is comprised of the foreign currency translation adjustment which was $1,225 and $1,174 at March 31, 2002 and 2001, respectively, and the fair value of the interest rate swap which was $1,931 at March 31, 2002.

8.    Earnings Per Share

        The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2002	2001	2000
	(thousands)
Weighted average common shares outstanding—basic	15,784	12,125	11,689
Net effect of dilutive stock options	134	112	58
Net effect of dilutive warrant	—	392	650

Weighted average common shares outstanding—diluted	15,918	12,629	12,397

        Options to purchase 333,000 shares of Common stock, at prices ranging from $38.35 per share to $44.88 per share, were outstanding during fiscal 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2002 and, therefore, the effect would be antidilutive.

9.    Employee Benefit Plans

  Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $2,633, $2,152, and $1,748 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

        The Company has recorded a total liability of approximately $4,364 (as estimated by actuaries) for other postretirement benefits, of which approximately $3,546 is estimated to be reimbursed by the previous owner as of March 31, 2002. These amounts are included in other liabilities and other assets, respectively. The annual expense for such benefits is not material.

  Accrued Compensation

        Included in accrued expenses at March 31, 2002 and 2001 is accrued compensation of $15,579 and $16,666, respectively.

  Stock Option Plans

        The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

Summary of Stock Option Activity	Options	Weighted Average Exercise Price
Balance, March 31, 1999	430,438	$30.26
Granted	190,500	$25.97
Exercised	(15,025)	$19.00
Forfeited	(16,357)	$30.32

Balance, March 31, 2000	589,556	$29.16
Granted	2,000	$31.38
Exercised	(16,990)	$19.74
Forfeited	(84,371)	$39.37

Balance, March 31, 2001	490,195	$27.73
Granted	220,000	$38.35
Exercised	(26,978)	$19.45
Forfeited	(3,350)	$32.71

Balance, March 31, 2002	679,867	$31.47

Summary of Stock Options Outstanding at March 31, 2002

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.00	161,617	4.6	$19.00	161,617	$19.00
$24.63—$26.44	161,250	7.3	$25.95	80,918	$25.96
$31.38—$34.00	24,000	5.8	$33.78	22,668	$33.92
$38.35	219,000	9.1	$38.35	—	$38.35
$43.13—$44.88	114,000	6.1	$43.28	86,250	$43.29

	679,867			351,453

        At March 31, 2002 and 2001, 563,102 options and 779,752 options, respectively, were available for issuance under the plans.

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

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0% for 2002, 6.2% for 2001 and 5.6% for 2000; no dividends; a volatility factor of the expected market price of the Company's Common stock of .34, .34 and .36 for 2002, 2001 and 2000, respectively, and a weighted-average expected life of the options of 6 years.

        For purposes of pro forma disclosures, the weighted average fair value of the options ($16.30 for the 2002 issuance, $14.13 for the 2001 issuance and $11.66 for the 2000 issuance) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Net Income and Earnings Per Share

	Year ended March 31,
	2002	2001	2000
Pro forma net income	$47,688	$38,015	$33,079
Pro forma earnings per share:
Basic	3.02	3.14	2.83
Diluted	3.02	3.03	2.71

10.    Leases

        At March 31, 2002, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2003—$14,510; 2004—$12,240; 2005—$11,304; 2006—$19,879; 2007—$8,560; thereafter—$19,972 through 2018. In the normal course of business, operating leases are generally renewed or replaced by other leases.

        Total rental expense was $11,847, $9,670 and $7,387 for the years ended March 31, 2002, 2001 and 2000, respectively.

11.    Property and Equipment

        Net property and equipment at March 31, 2002 and 2001 is:

	March 31,
	2002	2001
Land	$9,029	$9,029
Buildings and improvements	53,513	45,981
Machinery and equipment	179,960	152,474

	242,502	207,484
Less accumulated depreciation	66,441	49,965

	$176,061	$157,519

        Depreciation expense for the years ended March 31, 2002, 2001 and 2000 was $17,166, $15,903 and $13,278, respectively.

12.    Commitments and Contingencies

        Certain of the Company's business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of the assets in July 1993. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

        The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

13.    Collective Bargaining Agreements

        Approximately 11% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years, with the exception of one operating location in the Aviation segment which expired and is currently being negotiated and one operating location in the Metals segment which will expire in the next twelve months. The collective bargaining agreements which have expired and will expire in the next twelve months represent approximately 6% of the Company's labor force.

14.    Segment Reporting

        The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: Aviation and Metals. The Company's Aviation segment consists of five groups which are comprised of thirty-seven operating locations and the Metals segment consists of three operating locations at March 31, 2002.

        The Aviation segment is managed using five groups: Aftermarket Services, Control Systems, Gas Turbine Services, Operational Components and Structural Components. These groups are aggregated into the Aviation segment for reporting purposes.

        Aviation segment revenue is generated from the design, engineering, manufacturing, repair, overhaul and distribution of aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. The Aviation Segment repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units for both commercial airlines and OEMs. Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by airframe OEMs. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for airframe and engine OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis. In addition, the Company repairs and overhauls industrial gas turbine components, primarily for utility operators and applies high temperature coatings for both internal and external customers.

        The Metals segment produces and distributes blanked and slitted cold-rolled steel, which can be electrogalvanized or coated. In addition, the Company operates a business engaged in the erection of structural frameworks for buildings and bridges.

        Segment operating income is total segment revenue reduced by operating expenses identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments.

        The Company evaluates performance and allocates resources based on operating income of each reportable segment, rather than at the operating location level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales.

        Selected financial information for each reportable segment is as follows:

	Year ended March 31,
	2002	2001	2000
Net sales:
Aviation	$565,343	$500,201	$368,614
Metals	47,427	60,414	73,085

	$612,770	$560,615	$441,699

Income before income taxes:
Operating income (expense):
Aviation	$96,645	$84,743	$62,509
Metals	422	2,312	4,171
Special charge	(5,044)	—	(734)
Corporate	(7,491)	(5,561)	(4,273)

	84,532	81,494	61,673
Interest expense and other	12,730	20,709	9,521

	$71,802	$60,785	$52,152

Capital expenditures:
Aviation	$29,265	$20,495	$13,429
Metals	3,331	6,469	1,220
Corporate	46	109	87

	$32,642	$27,073	$14,736

Depreciation and amortization:
Aviation	$20,430	$25,012	$18,630
Metals	1,164	1,100	1,054
Corporate	116	78	53

	$21,710	$26,190	$19,737

	March 31,
	2002	2001
Total Assets:
Aviation	$734,760	$694,278
Metals	28,510	29,768
Corporate	9,695	7,323

	$772,965	$731,369

        During fiscal years 2002, 2001 and 2000, the Company had foreign sales of $132,462, $116,141 and $83,544, respectively.

15.    Quarterly Financial Information (Unaudited)

	Fiscal 2002(1)				Fiscal 2001(2)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
Net sales	$153,532	$161,427	$149,297	$148,514	$128,996	$131,563	$143,163	$156,893
Gross profit	48,140	49,091	46,038	48,405	41,354	42,275	46,667	51,771
Net income	12,961	10,104	11,836	14,536	8,271	9,173	10,002	11,768
Earnings per share:
Basic	0.82	0.64	0.75	0.92	0.71	0.79	0.83	0.90
Diluted	0.81	0.63	0.75	0.91	0.67	0.74	0.80	0.89

(1)
In fiscal 2002, the Company acquired EFS Aerospace, Inc. on August 1, 2001. The quarter ended September 30, 2001 net income reflects the $5,044 write-off of design and development costs (see note 2).

(2)
In fiscal 2001, the Company acquired ACR, Chem-Fab and Airborne Nacelle all on April 1, 2000, the Anadite Assets on June 1, 2000 and the New Product Lines on September 30, 2000. The quarter ended March 31, 2001 earnings per share amounts reflect the impact of the issuance of Common stock (see note 7).

16.    Supplemental Cash Flow Information

	Year ended March 31,
	2002	2001	2000
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	$12,974	$(28,109)	$(3,590)
Inventories	(7,925)	(26,555)	(12,621)
Prepaid expenses and other current assets	(315)	1,559	809
Accounts payable, accrued expenses, and income taxes payable	(11,328)	6,404	(7,349)

	$(6,594)	$(46,701)	$(22,751)

Noncash investing and financing activities:
Seller note related to acquired business	$10,000	$2,000	$6,047

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2002:			209
Allowance for doubtful accounts receivable	$3,122	2,213	(1,622)	$3,922
For year ended March 31, 2001:			280
Allowance for doubtful accounts receivable	$2,509	1,096	(763)	$3,122
For year ended March 31, 2000:			561
Allowance for doubtful accounts receivable	$1,907	499	(458)	$2,509

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of Registrant

Directors

        The information required for directors is included in our Proxy Statement in connection with our 2002 Annual Meeting of Stockholders to be held on July 15, 2002, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Executive Officers

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	59	President and Chief Executive Officer	July 1, 1993
John R. Bartholdson	57	Senior Vice President, Chief Financial Officer and Treasurer	July 1, 1993
Lawrence J. Resnick	44	Vice President	August 1, 2000
Richard M. Eisenstaedt	56	Vice President, General Counsel and Secretary	October 1, 1996
Kevin E. Kindig	45	Vice President and Controller	July 1, 1993

         Richard C. Ill has been our president and chief executive officer and a director since 1993. Mr. Ill is a member of the board of govenors of the Aerospace Industry Association, the board of directors of Derrman and Davis, Inc. and the advisory board of Outward Bound, USA.

        John R. Bartholdson has been our senior vice president, chief financial officer and treasurer and a director since 1993. Mr. Bartholdson serves on the board of directors and is chairman of the compensation committee of PBHG Funds, Inc.

        Lawrence J. Resnick has been a vice president since August 2000. Mr. Resnick was the president of Triumph Controls, Inc., one of our subsidiaries from January 1996 through July 2000.

        Richard M. Eisenstaedt has been a vice president and our general counsel and secretary since October 1996.

        Kevin E. Kindig has been our controller since 1993 and a vice president since April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding executive compensation is included in our Proxy Statement in connection with our 2002 Annual Meeting of Stockholders to be held on July 15, 2002, under the heading "Executive Compensation" and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required regarding executive compensation is included in our Proxy Statement in connection with our 2002 Annual Meeting of Stockholders to be held on July 15, 2002, under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required regarding security ownership is included in our Proxy Statement in connection with our 2002 Annual Meeting of Stockholders to be held on July 15, 2002, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required regarding certain relationships and related transactions is included in our Proxy Statement in connection with our 2002 Annual Meeting of Stockholders to be held on July 15, 2002, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

        (a)(1)    The following consolidated financial statements are included in Item 8 of this report:

        (a)(2)    The following financial statement schedule is included in this report:

Triumph Group, Inc.	Page
Schedule II—Valuation and Qualifying Accounts	48

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

        (a)(3)    The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(3)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Form of Employment Agreement with Richard C. Ill.(2)
10.2	Form of Employment Agreement with John R. Bartholdson.(2)
10.3	Form of Employment Agreement with Richard M. Eisenstaedt.(2)
10.4	Form of Employment Agreement with Lawrence J. Resnick(4)
10.5	Asset Purchase Agreement dated as of December 31, 1995 among Triumph, Triumph Control Systems, Inc. and Teleflex Incorporated.(1)
10.6	Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.(1)
10.7	Non-Competition Agreement dated July 31, 1996 between Triumph and Jay Donkersloot.(1)
10.8	Form of 1996 Stock Option Plan.(1)
10.9	Directors' Stock Option Plan.(3)
10.10	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(4)
10.11	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(5)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(5)
21.1	Subsidiaries of Triumph Group, Inc.
23.1	Consent of Ernst & Young LLP.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.
(2)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.
(4)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

Reports on Form 8-K

        We filed no reports on Form 8-K during the quarter ended March 31, 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: May 20, 2002	By:	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2002
/s/ JOHN R. BARTHOLDSON John R. Bartholdson	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	May 20, 2002
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	May 20, 2002
/s/ RICHARD C. GOZON Richard C. Gozon	Director	May 20, 2002
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	May 20, 2002
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	May 20, 2002
/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	May 20, 2002

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market Price and Dividends on Registrant's Common Equity and Related Stockholder Matters
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
TRIUMPH GROUP, INC. Consolidated Balance Sheets (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Income (In thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
TRIUMPH GROUP, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
Section 16(a) Beneficial Ownership Reporting Compliance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures