Form 10-Q
period 2002-06-30
TRIUMPH GROUP INC /
filed 2002-08-09
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1255 Drummers Lane, Suite 200 Wayne, PA	19087-1565
(Address of principal executive offices)	(Zip Code)

(610) 975-0420
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

        Common Stock, par value $0.001 per share, 15,854,064 shares and Class D common stock, par value $0.001 per share, 0 shares, each as of July 31, 2002.

TRIUMPH GROUP, INC.

INDEX

Part I.    Financial Information

Item: 1.    Financial Statements

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	JUNE 30, 2002	MARCH 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$7,218	$6,913
Accounts receivable, net	109,711	104,450
Inventories	195,714	182,102
Prepaid expenses and other	3,268	3,430

Total current assets	315,911	296,895
Property and equipment, net	180,559	176,061
Goodwill, net	251,291	250,410
Intangible assets, net	33,803	34,947
Other, net	15,698	14,652

Total assets	$797,262	$772,965

Triumph Group, Inc.
Consolidated Balance Sheets (continued)
(dollars in thousands, except per share data)

	JUNE 30, 2002	MARCH 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,353	$46,082
Accrued expenses and other	40,876	46,713
Income taxes payable	6,212	6,445
Deferred income taxes	5,059	4,635
Current portion of long-term debt	11,647	11,295

Total current liabilities	105,147	115,170
Long-term debt, less current portion	168,565	146,961
Deferred income taxes and other	57,353	57,333
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 and 14,178,789 shares issued	16	14
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 0 and 1,848,535 shares issued and outstanding	0	2
Capital in excess of par value	258,413	258,256
Treasury stock, at cost, 173,260 and 210,210 shares	(4,329)	(5,252)
Accumulated other comprehensive loss, net	(1,532)	(3,156)
Retained earnings	213,629	203,637

Total stockholders' equity	466,197	453,501

Total liabilities and stockholders' equity	$797,262	$772,965

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2001
Net sales	$150,635	$153,532
Operating costs and expenses:
Cost of products sold	105,387	105,392
Selling, general, and administrative	20,215	19,327
Depreciation and amortization	6,367	5,260

	131,969	129,979
Operating income	18,666	23,553
Interest expense and other	3,091	3,238

Income before income taxes	15,575	20,315
Income tax expense	5,529	7,354

Net income	$10,046	$12,961

Earnings Per Common Share — basic	$0.64	$0.82

Weighted average common shares outstanding — basic	15,817	15,768

Earnings Per Common Share — diluted	$0.63	$0.81

Weighted average common shares outstanding — diluted	15,991	15,952

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$10,046	$12,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,367	5,260
Other amortization included in interest expense	95	96
Provision for doubtful accounts receivable	215	266
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	305	264
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,658)	3,454
Inventories	(5,491)	(3,876)
Prepaid expenses and other	275	(8,869)
Accounts payable, accrued expenses, and accrued income taxes payable	(11,256)	(10,012)
Other	(754)	950

Net cash (used in) provided by operating activities	(2,856)	494

INVESTING ACTIVITIES
Capital expenditures	(5,582)	(6,555)
Proceeds from sale of assets	331	136
Cash used for businesses acquired	(14,383)	(1,082)

Net cash used in investing activities	(19,634)	(7,501)

Triumph Group, Inc.
Consolidated Statements of Cash Flows (continued)
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2001
FINANCING ACTIVITIES
Net proceeds from common stock offering	$—	$16,031
Net increase (decrease) in revolving credit facility borrowings	22,288	(7,128)
Repayment of debt and capital lease obligations	(864)	(740)
Proceeds from exercise of stock options	939	246

Net cash provided by financing activities	22,363	8,409

Effect of exchange rate changes on cash	432	(83)

Net change in cash	305	1,319
Cash at beginning of period	6,913	4,819

Cash at end of period	$7,218	$6,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,560	$4,216
Cash paid for interest	2,555	3,098

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2002.

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        The Company's Aviation segment designs, engineers, manufactures or repairs and overhauls aircraft components and industrial gas turbine components and accessories for commercial airlines, air cargo carriers, and original equipment manufacturers of aircraft and aircraft components and power generation equipment on a worldwide basis. The Company's Metals segment manufactures, machines, processes, and distributes metal products to customers in the computer, construction, container and office furniture industries, primarily within North America.

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

        No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. The Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. At June 30, 2002 and March 31, 2002, the interest rate swap is reflected at fair value of $1,999 and $3,115, respectively, and is included in accrued expenses and other. The Company has not experienced any ineffectiveness with its interest rate swap and accordingly has not recognized any gains or losses in its earnings.

INTANGIBLE ASSETS

        Intangible assets cost and accumulated amortization at June 30, 2002 were $48,219 and $14,416, respectively. Intangible assets cost and accumulated amortization at March 31, 2002 were $48,219 and $13,272, respectively. Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at June 30, 2002 were $36,708 and $7,985, respectively, and at March 31, 2002 were $36,708 and $7,136, respectively. Gross cost and accumulated amortization of noncompete agreements and other at June 30, 2002 were $11,511 and $6,431, respectively and at March 31, 2002 were $11,511 and $6,136, respectively. Amortization expense for the three months ended June 30, 2002 was $1,144. Amortization expense for the fiscal year ended March 31, 2003 and the succeeding five fiscal years by year is expected to be as follows: 2003: $4,576; 2004: $4,133; 2005: $3,952; 2006: $3,952; 2007: $3,952; 2008: $3,952.

3. ACQUISITIONS

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's HTD Aerospace, Inc. subsidiary. The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The purchase price of $13,272 includes cash paid at closing, direct costs of the transaction and deferred payments. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $415 was recorded as Goodwill. The pro forma effects of the purchase of the Ozone Assets for the three months ended June 30, 2002 and 2001 were not material.

4. INVENTORIES

        The components of inventories are as follows:

	JUNE 30, 2002	MARCH 31, 2002
Raw materials	$57,899	57,681
Work-in-process	80,816	76,755
Finished goods	56,999	47,666

Total inventories	$195,714	$182,102

5. LONG-TERM DEBT

        Long-term debt consists of the following:

	JUNE 30, 2002	MARCH 31, 2002
Revolving credit facility	$136,621	$114,333
Subordinated promissory notes	26,168	25,822
Other debt	17,423	18,101

	180,212	158,256
Less current portion	11,647	11,295

	$168,565	$146,961

6. EARNINGS PER SHARE

        The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
	2002	2001
	(in thousands)
Weighted average common shares outstanding — basic	15,817	15,768
Net effect of dilutive stock options	174	184

Weighted average common shares outstanding — diluted	15,991	15,952

        Options to purchase 219,000 shares of common stock, at prices ranging from $44.88 per share to $44.91 per share, were outstanding during the first quarter of fiscal 2003. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2002 and, therefore, the effect would be antidilutive.

7. COMMON STOCK

        During the quarter ended June 30, 2002, the remaining 1,848,535 shares of Class D Common stock outstanding were converted to Common stock.

8. SEGMENT REPORTING

        Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED JUNE 30,
	2001	2002
Net Sales:
Aviation	$139,789	$140,509
Metals	10,846	13,023

	$150,635	$153,532

Income before income taxes:
Operating income (expense):
Aviation	$20,239	$25,189
Metals	415	109
Corporate	(1,988)	(1,745)

	18,666	23,553
Interest expense and other	3,091	3,238

	$15,575	$20,315

Capital expenditures:
Aviation	$5,145	$5,163
Metals	429	1,385
Corporate	8	7

	$5,582	$6,555

Depreciation and amortization:
Aviation	$5,968	$4,865
Metals	375	371
Corporate	24	24

	$6,367	$5,260

	June 30, 2002	March 31, 2002
Assets:
Aviation	$758,919	$734,760
Metals	28,702	28,510
Corporate	9,641	9,695

	$797,262	$772,965

        During the three months ended June 30, 2002 and 2001, the Company had foreign sales of $28,412 and $32,635, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Aviation Segment

        Net sales.    Net sales for the Aviation segment decreased by $0.7 million, or 0.5%, to $139.8 million for the first quarter of fiscal 2003 from $140.5 million for the prior year period. This decline in revenue is due to declines in commercial airframe build rates and reduced maintenance, repair and overhaul activity as compared to the prior year period, offset by our increased participation in the expanding regional jet market, namely the Canadair RJ programs and certain military programs, most significantly the C-17 program. Revenue in the first quarter of fiscal 2003 was also helped by the positive impact from the acquisitions of EFS Aerospace, Inc. ("EFS") in August 2001 and certain assets of Ozone Industries, Inc. ("Ozone Assets") in April 2002.

        Costs of products sold.    Costs of products sold for the Aviation segment increased by $2.6 million, or 2.7%, to $97.7 million for the first quarter of fiscal 2003 from $95.1 million for the first quarter of fiscal 2002. Cost of products sold increased relative to sales due to the acquisitions of EFS and the Ozone Assets as well as increases in healthcare costs.

        Gross profit.    Gross profit for the Aviation segment decreased by $3.3 million, or 7.2%, to $42.1 million for the first quarter of fiscal 2003 from $45.4 million for the first quarter of fiscal 2002. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 30.1% and 32.3% for the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Aviation segment increased by $0.6 million, or 3.7%, to $15.9 million for the first quarter of fiscal 2003 from $15.3 million for the prior year period, due to increases in healthcare costs and liability insurance premiums as well as the acquisitions of EFS and the Ozone Assets.

        Depreciation and amortization.    Depreciation and amortization for the Aviation segment increased by $1.1 million, or 22.7%, to $6.0 million for the first quarter of fiscal 2003 from $4.9 million for the first quarter of fiscal 2002, primarily due to an increase in depreciation due to the Company's capital expenditures made over the last twelve months and from the assets acquired in connection with the EFS and Ozone Assets acquisitions.

        Operating income.    Operating income for the Aviation segment decreased by $5.0 million, or 19.7%, to $20.2 million for the first quarter of fiscal 2003 from $25.2 million for the prior year period. The net decrease in operating income over the prior year period resulted from the decrease in revenues and gross profits, most notably from the programs discussed above, increases in selling, general and administrative expenses and depreciation and amortization expenses from the Aviation Segment as a whole, partially offset by the operating profits from the acquisitions of EFS and the Ozone Assets.

Metals Segment

        Net sales.    Net sales for the Metals segment decreased by $2.2 million, or 16.7%, to $10.8 million for the first quarter of fiscal 2003 from $13.0 million for the prior year period. This decrease was mainly due to a lower activity level at the Company's structural steel erection operation.

        Costs of products sold.    Costs of products sold for the Metals segment decreased by $2.6 million, or 25.0%, to $7.7 million for the first quarter of fiscal 2003 from $10.3 million for the first quarter of fiscal 2002. This decrease was mainly due to the decrease in activity at the Company's structural steel erection operation.

        Gross profit.    Gross profit for the Metals segment increased by $0.4 million, or 14.2%, to $3.1 million for the first quarter of fiscal 2003 from $2.8 million for the first quarter of fiscal 2002, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 29.0% and 21.2% for the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Metals segment increased by $0.1 million, or 3.6%, to $2.4 million for the first quarter of fiscal 2003 from $2.3 million for the first quarter of fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization for the Metals segment remained unchanged at $0.4 million for the first quarter of fiscal 2003 from the prior year period.

        Operating income.    Operating income for the Metals segment increased by $0.3 million, or 280.7%, to $0.4 million for the first quarter of fiscal 2003 from $0.1 million from the prior year period. This increase was mainly due to the increase in gross profit.

Overall Results

        Corporate expenses.    Corporate expenses increased by $0.2 million, or 13.9%, to $2.0 million for the first quarter of fiscal 2003 from $1.7 million for the first quarter of fiscal 2002.

        Interest expense and other.    Interest expense and other decreased by $0.1 million, or 4.6%, to $3.1 million for the first quarter of fiscal 2003 from $3.2 million for the first quarter of fiscal 2002. This decrease was primarily due to lower interest rates partially offset by increased borrowing resulting from the acquisitions of EFS and the Ozone Assets and the Company's capital expenditure program.

        Income tax expense.    The effective tax rate was 35.5% for the first quarter of fiscal 2003 and 36.2% for the first quarter of fiscal 2002.

        Net income.    Net income decreased to $10.0 million for the first quarter of fiscal 2003 from $13.0 million for the prior year period. The decrease in net income for the first quarter of fiscal 2003 was primarily attributable to the reduced earnings of the Aviation segment operating units.

Liquidity and Capital Resources

        The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company used approximately $2.9 million of cash flows in operating activities for the three months ended June 30, 2002. The Company used approximately $19.7 million in investing activities and raised approximately $22.4 million in financing activities for the three months ended June 30, 2002.

        As of June 30, 2002, $206.8 million was available under the Credit Facility. On June 30, 2002, an aggregate amount of approximately $136.6 million was outstanding under the Credit Facility, $129.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.5% per annum, and $7.6 million of which was accruing interest at the overnight rate of 3.03% per annum. Amounts repaid under the Credit Facility may be reborrowed.

        Capital expenditures were approximately $5.6 million for the three months ended June 30, 2002 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $30.0 million for its fiscal year ending March 31, 2003. The expenditures are expected to be used mainly to expand capacity at several facilities.

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. The cash portion of the purchase price paid at closing of $12.0 million was funded by borrowings under the Company's revolving credit facility.

        In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc., located in Hot Springs, Arkansas, which will be operated by the Company's Airborne Nacelle Services, Inc. subsidiary. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument, which is located in Teterboro, New Jersey. The total cash paid at these closings of approximately $13.8 million was funded by borrowings under the Company's revolving credit facility.

        The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt(1)	$175,363	$10,162	$154,637	$3,765	$6,799
Capital Lease Obligations(1)(2)	4,849	1,485	3,316	48	0
Operating Leases	82,715	13,948	23,152	27,184	18,431
Other Long Term Obligations(1)	1,969	915	496	496	62

Total	$264,896	$26,510	$181,601	$31,493	$25,292

(1)
Included in the Company's balance sheet at June 30, 2002.

(2)
Includes interest component.

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

Critical Accounting Policies

        Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of accounts receivable, inventory and goodwill. In developing estimates management considered available information and used judgment.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of April 1, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization in fiscal 2002 or for the three months ended June 30, 2002. Rather, the Company performed an impairment test on its net carrying value as of April 1, 2001, its initial test, and February 1, 2002, its annual test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see risk factors described in the Company's Annual Report on Form 10-K, for the year ended March 31, 2002, filed with the SEC in May 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. There has been no material change in this information.

TRIUMPH GROUP, INC.

Part II.    Other Information

Item 1.    Legal Proceedings

        Not applicable

Item 2.    Changes in Securities

        On June 6, 2002, Citicorp Venture Capital, Ltd. converted all 1,848,535 shares of its Class D common stock into 1,848,535 shares of common stock. On June 12, 2002, Citicorp Venture Capital, Ltd. sold 2,702,500 shares of its common stock in a public offering. Following this offering, Citicorp Venture Capital, Ltd. owns 1,565,935 shares of common stock, which represents approximately 9.9% of the total shares outstanding.

Item 3.    Defaults upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.    Other Information

        Not applicable

Item 6.    Exhibits and Reports on Form 8-K

        A. Exhibits

Exhibit 99.1	Certification of Periodic Report by President and Chief Executive Officer
Exhibit 99.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer

        B. Reports on Form 8-K

          The Company filed a Form 8-K on June 6, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH GROUP, INC. (Registrant)
By:	/s/ RICHARD C. ILL Richard C. Ill President & CEO
By:	/s/ JOHN R. BARTHOLDSON John R. Bartholdson Senior Vice President & CFO (Principal Financial Officer)
By:	/s/ KEVIN E. KINDIG Kevin E. Kindig Vice President & Controller (Principal Accounting Officer)

Dated: August 9, 2002

QuickLinks

TRIUMPH GROUP, INC. INDEX
Part I. Financial Information
Item: 1. Financial Statements
Triumph Group, Inc. Consolidated Balance Sheets (dollars in thousands)
Triumph Group, Inc. Consolidated Balance Sheets (continued) (dollars in thousands, except per share data)
Triumph Group, Inc. Consolidated Statements of Income (in thousands, except per share data) (unaudited)
Triumph Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
Triumph Group, Inc. Consolidated Statements of Cash Flows (continued) (dollars in thousands) (unaudited)
Triumph Group, Inc. Notes to Consolidated Financial Statements (dollars in thousands, except per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
TRIUMPH GROUP, INC.
  Part II. Other Information
Signatures