Form 10-Q
period 2002-09-30
TRIUMPH GROUP INC /
filed 2002-11-08
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended September 30, 2002.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347963 (I.R.S. Employer Identification No.)
1255 Drummers Lane, Suite 200, Wayne, PA (Address of principal executive offices)	19087-1565 (Zip Code)
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

        Common Stock, par value $0.001 per share, 15,854,064 shares as of October 31, 2002.

TRIUMPH GROUP, INC.
INDEX

Part I.    Financial Information

        Item 1.    Financial Statements

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	SEPTEMBER 30, 2002	MARCH 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$10,225	$6,913
Accounts receivable, net	108,090	104,450
Inventories	200,586	182,102
Prepaid expenses and other	4,869	3,430

Total current assets	323,770	296,895
Property and equipment, net	190,338	176,061
Goodwill, net	255,647	250,410
Intangible assets, net	32,786	34,947
Other, net	15,993	14,652

Total assets	$818,534	$772,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,723	$46,082
Accrued expenses and other	39,607	46,713
Income taxes payable	5,834	6,445
Deferred income taxes	5,512	4,635
Current portion of long-term debt	16,153	11,295

Total current liabilities	107,829	115,170
Long-term debt, less current portion	176,118	146,961
Deferred income taxes and other	57,474	57,333
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 and 14,178,789 shares issued	16	14
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 0 and 1,848,535 shares issued and outstanding	—	2
Capital in excess of par value	258,500	258,256
Treasury stock, at cost, 173,260 and 210,210 shares	(4,329)	(5,252)
Accumulated other comprehensive loss, net	(758)	(3,156)
Retained earnings	223,684	203,637

Total stockholders' equity	477,113	453,501

Total liabilities and stockholders' equity	$818,534	$772,965

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net sales	$152,892	$161,427	$303,527	$314,959

Operating costs and expenses:
Cost of products sold	108,702	112,336	214,089	217,728
Selling, general, and administrative	19,188	19,970	39,403	39,297
Depreciation and amortization	6,233	5,258	12,600	10,518
Special charge	—	5,044	—	5,044

	134,123	142,608	266,092	272,587
Operating income	18,769	18,819	37,435	42,372
Interest expense and other	3,179	2,982	6,270	6,220

Income before income taxes	15,590	15,837	31,165	36,152
Income tax expense	5,535	5,733	11,064	13,087

Net income	$10,055	$10,104	$20,101	$23,065

Earnings per share—basic	$0.63	$0.64	$1.27	$1.46

Weighted average common shares outstanding—basic	15,836	15,799	15,827	15,783

Earnings per share—diluted	$0.63	$0.63	$1.26	$1.44

Weighted average common shares outstanding—diluted	15,940	15,977	15,965	15,965

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$20,101	$23,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,600	10,518
Non-cash special charge	—	5,044
Other amortization included in interest expense	193	193
Provision for doubtful accounts receivable	484	673
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	634	539
Changes in other current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	307	(26)
Inventories	(5,418)	(3,154)
Prepaid expenses and other	(1,317)	(2,602)
Accounts payable, accrued expenses, and accrued income taxes payable	(14,734)	(18,686)
Other	(1,068)	334

Net cash provided by operating activities	11,782	15,898
INVESTING ACTIVITIES
Capital expenditures	(14,477)	(14,320)
Proceeds from sale of assets	370	165
Cash used for businesses acquired	(28,889)	(4,425)

Net cash used in investing activities	(42,996)	(18,580)
FINANCING ACTIVITIES
Net proceeds from common stock offering	—	16,031
Net increase (decrease) in revolving credit facility borrowings	35,458	(14,518)
Repayment of debt and capital lease obligations	(2,280)	(3,988)
Proceeds from issuance of long-term debt	—	7,500
Purchase of treasury stock	—	(750)
Proceeds from exercise of stock options	939	281

Net cash provided by financing activities	34,117	4,556

Effect of exchange rate changes on cash	409	125

Net change in cash	3,312	1,999
Cash at beginning of period	6,913	4,819

Cash at end of period	$10,225	$6,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,445	$15,023
Cash paid for interest	5,504	6,576

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2002.

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

        No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The counterparty to the interest rate swap agreement exposes the Company to credit loss in the event of non-performance, although the Company does not anticipate such non-performance. The Company accounts for its interest rate swap contract as a cash flow hedge which is highly effective. At September 30, 2002 and March 31, 2002, the interest rate swap is reflected at fair value of $809 and $3,115, respectively, and is included in accrued expenses and other. The Company has not experienced any ineffectiveness with its interest rate swap and, accordingly, has not recognized any gains or losses in its earnings.

INTANGIBLE ASSETS

        Intangible assets cost and accumulated amortization at September 30, 2002 were $48,219 and $15,433, respectively. Intangible assets cost and accumulated amortization at March 31, 2002 were $48,219 and $13,272, respectively. Intangible assets consist of two major classes: (i) product rights and licenses and (ii) non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at September 30, 2002 were $36,708 and $8,835, respectively, and at March 31, 2002 were $36,708 and $7,136, respectively. Gross cost and accumulated amortization of noncompete agreements and other at September 30, 2002 were $11,511 and $6,598, respectively, and at March 31, 2002 were $11,511 and $6,136, respectively. Amortization expense for the three and six-month periods ended September 30, 2002 were $1,017 and $2,161, respectively. Amortization expense for the fiscal year ending March 31, 2003 and the succeeding five fiscal years by year is expected to be as follows: 2003: $4,141; 2004: $3,960; 2005: $3,960; 2006: $3,960; 2007: $3,960; 2008: $3,924.

3.    ACQUISITIONS

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's HTD Aerospace, Inc. subsidiary. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc. ("Aerocell Assets"), which are being operated by the Company's Airborne Nacelle Services, Inc. subsidiary. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument ("Furst"). The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems, the Aerocell Assets to expand its capabilities and customer base in repair of flight control surfaces, and Furst to expand its capabilities and customer base in instrument repair. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The Aerocell Assets are used in the repair and overhaul of airframe components, bonded components and structural assemblies for all commercial air fleets. Furst operates within the business jet market as a certified instrument repair, overhaul and re-certification facility and has capabilities on more than 1,500 components and represents most major manufacturers. In addition, Furst provides avionics installation services, rotables, loaners, engineering, 24-hour AOG support, inventory and parts management and field services. The purchase price of the combined asset purchases of $28,558 includes cash paid at the closings, direct costs of the transactions and deferred payments. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $4,764 was recorded as Goodwill.

        These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

        The following unaudited pro forma information for the six months ended September 30, 2002 and 2001 have been prepared assuming the acquisition of the Ozone Assets, the Aerocell Assets and Furst had occurred on April 1, 2001. The pro forma information for the six months ended September 30, 2002 is as follows: Net sales: $308,407; Net income: $19,569; Earnings per share—basic: $1.24; and Earnings per share—diluted: $1.23. The pro forma information for the six months ended September 30, 2001 is as follows: Net sales: $334,761; Net income: $22,525; Earnings per share—basic: $1.43; and Earnings per share—diluted: $1.41. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases and additional depreciation based on the estimated fair market value of the property and equipment acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4.    INVENTORIES

        The components of inventories are as follows:

	SEPTEMBER 30, 2002	MARCH 31, 2002
Raw materials	$55,121	$57,681
Work-in-process	84,381	76,755
Finished goods	61,084	47,666

Total inventories	$200,586	$182,102

5.    LONG-TERM DEBT

        Long-term debt consists of the following:

	SEPTEMBER 30, 2002	MARCH 31, 2002
Revolving credit facility	$149,791	$114,333
Subordinated promissory notes	25,468	25,822
Other debt	17,012	18,101

	192,271	158,256
Less current portion	16,153	11,295

	$176,118	$146,961

6.    EARNINGS PER SHARE

        The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(in thousands)
Weighted average common shares outstanding—basic	15,836	15,799	15,827	15,783
Net effect of dilutive stock options	104	178	138	182

Weighted average common shares outstanding—diluted	15,940	15,977	15,965	15,965

        Options to purchase 524,500 shares of common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during the three months ended September 30, 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2002 and, therefore, the effect would be antidilutive.

7.    COMMON STOCK

        During the quarter ended June 30, 2002, all 1,848,535 shares of Class D Common stock outstanding were converted to Common stock.

8.    SEGMENT REPORTING

        Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net Sales:
Aviation	$141,328	$149,013	$281,117	$289,522
Metals	11,564	12,414	22,410	25,437

	$152,892	$161,427	$303,527	$314,959

Income before income taxes:
Operating income (expense):
Aviation	$20,401	$25,727	$40,640	$50,916
Metals	146	104	561	213
Corporate	(1,778)	(1,968)	(3,766)	(3,713)
Special charge	—	(5,044)	—	(5,044)

	18,769	18,819	37,435	42,372
Interest expense and other	3,179	2,982	6,270	6,220

	$15,590	$15,837	$31,165	$36,152

Capital expenditures:
Aviation	$8,773	$7,201	$13,918	$12,364
Metals	104	558	533	1,943
Corporate	18	6	26	13

	$8,895	$7,765	$14,477	$14,320

Depreciation and amortization:
Aviation	$5,791	$4,863	$11,759	$9,728
Metals	409	372	784	743
Corporate	33	23	57	47

	$6,233	$5,258	$12,600	$10,518

	September 30, 2002	March 31, 2002
Assets:
Aviation	$776,893	$734,760
Metals	29,324	28,510
Corporate	12,317	9,695

	$818,534	$772,965

        For the three months ended September 30, 2002 and 2001, the Company had foreign sales of $30,132 and $34,222, respectively. For the six months ended September 30, 2002 and 2001, the Company had foreign sales of $58,544 and $66,857, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        (The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Aviation Segment

        Net sales.    Net sales for the Aviation segment decreased by $7.7 million, or 5.2%, to $141.3 million for the second quarter of fiscal 2003 from $149.0 million for the prior year period. This decline in revenue is primarily due to a decrease in commercial airframe build rates as compared to the prior year period, offset by certain military programs, most significantly the C-17 and F-18 E/F programs. Revenue in the second quarter of fiscal 2003 was also assisted by the positive impact from the acquisitions of certain assets of Ozone Industries, Inc. in April 2002, certain assets of Aerocell Structures, Inc. in July 2002 and the acquisition of Furst Aircraft, Inc. in August 2002 (collectively, the "2003 Acquisitions"), as well as the acquisition of EFS Aerospace, Inc. ("EFS") in August 2001.

        Costs of products sold.    Costs of products sold for the Aviation segment decreased by $2.8 million, or 2.8%, to $100.0 million for the second quarter of fiscal 2003 from $102.9 million for the second quarter of fiscal 2002. Cost of products sold increased as a percentage of sales due to lower operating rates in relation to fixed costs, as well as significant increases in healthcare costs.

        Gross profit.    Gross profit for the Aviation segment decreased by $4.9 million, or 10.5%, to $41.3 million for the second quarter of fiscal 2003 from $46.1 million for the second quarter of fiscal 2002. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 29.2% and 31.0% for the second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Aviation segment decreased by $0.5 million, or 2.9%, to $15.1 million for the second quarter of fiscal 2003 from $15.5 million for the prior year period, due to reduced employment costs as a result from a reduction in headcount, offset by increases in healthcare costs, liability insurance premiums and the inclusion of EFS and the 2003 Acquisitions.

        Depreciation and amortization.    Depreciation and amortization for the Aviation segment increased by $0.9 million, or 19.1%, to $5.8 million for the second quarter of fiscal 2003 from $4.9 million for the second quarter of fiscal 2002, primarily due to an increase in depreciation due to the Company's capital expenditures made over the last twelve months and from the assets acquired in connection with the acquisition of EFS and the 2003 Acquisitions.

        Operating income.    Operating income for the Aviation segment decreased by $5.3 million, or 20.7%, to $20.4 million for the second quarter of fiscal 2003 from $25.7 million for the prior year period. The net decrease in operating income over the prior year period resulted from the decrease in revenues and gross profits, most notably from the decrease in commercial airframe build rates discussed above, increases in depreciation and amortization expenses from the Aviation Segment as a whole, partially offset by reductions in selling, general and administrative expenses and the operating profits from the inclusion of EFS and the 2003 Acquisitions.

Metals Segment

        Net sales.    Net sales for the Metals segment decreased by $0.9 million, or 6.8%, to $11.6 million for the second quarter of fiscal 2003 from $12.4 million for the prior year period. This decrease was mainly due to lower volume at the Company's electrogalvanized and flat rolled steel products operation caused by lower demand from its durable goods customers.

        Costs of products sold.    Costs of products sold for the Metals segment decreased by $0.8 million, or 8.5%, to $8.7 million for the second quarter of fiscal 2003 from $9.5 million for the second quarter of fiscal 2002. This decrease was mainly due to the decrease in activity at the Company's electrogalvanized and flat rolled steel products operation.

        Gross profit.    Gross profit for the Metals segment decreased by $0.1 million, or 1.7%, to $2.9 million for the second quarter of fiscal 2003 from $3.0 million for the second quarter of fiscal 2002, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 25.1% and 23.8% for the second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Metals segment decreased by $0.1 million, or 5.2%, to $2.3 million for the second quarter of fiscal 2003 from $2.5 million for the second quarter of fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization for the Metals segment remained unchanged at $0.4 million for the second quarter of fiscal 2003 from the prior year period.

        Operating income.    Operating income for the Metals segment remained unchanged at $0.1 million for the second quarter of fiscal 2003 from the prior year period.

Overall Results

        Corporate expenses.    Corporate expenses decreased by $0.2 million, or 9.7%, to $1.8 million for the second quarter of fiscal 2003 from $2.0 million for the second quarter of fiscal 2002 primarily due to lower compensation expense.

        Special charge.    During the second quarter of fiscal 2002, the Company recorded a special charge totaling $5.0 million related to the write-off of the design and development costs related to an aircraft program, which was deemed unlikely to go into production.

        Interest expense and other.    Interest expense and other increased by $0.2 million, or 6.6%, to $3.2 million for the second quarter of fiscal 2003 from $3.0 million for the second quarter of fiscal 2002. This increase was primarily due to increased borrowing resulting from the acquisition of EFS, the 2003 Acquisitions and the Company's capital expenditure program, partially offset by lower interest rates.

        Income tax expense.    The effective tax rate was 35.5% for the second quarter of fiscal 2003 and 36.2% for the second quarter of fiscal 2002.

        Net income.    Net income remained unchanged at $10.1 million for the second quarter of fiscal 2003 from the prior year period.

Six months ended September 30, 2002 compared to six months ended September 30, 2001

Aviation Segment

        Net sales.    Net sales for the Aviation segment decreased by $8.4 million, or 2.9%, to $281.1 million for the six months ended September 30, 2002 from $289.5 million for the prior year period. This decline in revenue is primarily due to a decrease in commercial airframe build rates as compared to the prior year period, offset by certain military programs, most significantly the C-17 and

F-18 E/F programs. Revenue in the first half of fiscal 2003 was also helped by the positive impact from the inclusion of EFS and the 2003 Acquisitions.

        Costs of products sold.    Costs of products sold for the Aviation segment decreased by $0.3 million, or 0.1%, to $197.7 million for the six months ended September 30, 2002 from $198.0 million for the six months ended September 30, 2001. Cost of products sold increased as a percentage of sales due to lower operating rates in relation to fixed costs, as well as significant increases in healthcare costs.

        Gross profit.    Gross profit for the Aviation segment decreased by $8.1 million, or 8.9%, to $83.4 million for the six months ended September 30, 2002 from $91.5 million for the prior year period. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 29.7% and 31.6% for the six months ended September 30, 2002 and 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Aviation segment increased by $0.1 million, or 0.4%, to $31.0 million for the first six months of fiscal 2003 from $30.9 million for the prior year period, due to increases in healthcare costs, liability insurance premiums and the inclusion of EFS and the 2003 Acquisitions, partially offset by a reduction in employment costs as a result from a reduction in headcount.

        Depreciation and amortization.    Depreciation and amortization for the Aviation segment increased by $2.0 million, or 20.9%, to $11.8 million for the first six months of fiscal 2003 from $9.7 million for the first six months of fiscal 2002, primarily due to an increase in depreciation due to the Company's capital expenditures made over the last twelve months and from the assets acquired in connection with the acquisition of EFS and the 2003 Acquisitions.

        Operating income.    Operating income for the Aviation segment decreased by $10.3 million, or 20.2%, to $40.6 million for the six months ended September 30, 2002 from $50.9 million for the prior year period. The net decrease in operating income over the prior year period resulted from the decrease in revenues and gross profits, most notably from the decrease in commercial airframe build rates discussed above, increases in selling, general and administrative expenses and depreciation and amortization expenses from the Aviation Segment as a whole, partially offset by the operating profits from the inclusion of EFS and the 2003 Acquisitions.

Metals Segment

        Net sales.    Net sales for the Metals segment decreased by $3.0 million, or 11.9%, to $22.4 million for the first six months of fiscal 2003 from $25.4 million for the prior year period. This decrease was mainly due to a lower activity level at the Company's structural steel erection operation and lower volume at the Company's electrogalvanized and flat rolled steel products operation caused by lower demand from its durable goods customers.

        Costs of products sold.    Costs of products sold for the Metals segment decreased by $3.4 million, or 17.1%, to $16.4 million for the six months ended September 30, 2002 from $19.7 million for the first six months of fiscal 2002. This decrease was mainly due to the decrease in activity at the Company's structural steel erection operation and the decrease in activity at the Company's electrogalvanized and flat rolled steel products operation.

        Gross profit.    Gross profit for the Metals segment increased by $0.3 million, or 6.0%, to $6.1 million for the first half of fiscal 2003 from $5.7 million for the first half of fiscal 2002, due to selling price increases more than offsetting increases in materials cost. As a percentage of net sales, gross profit for the Metals segment was 27.0% and 22.4% for the six months ended September 30, 2002 and 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Metals segment decreased by 1.0% to $4.7 million for the first half of fiscal 2003 from $4.8 million for the first half of fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization for the Metals segment increased by 5.5% to $0.8 million for the first six months of fiscal 2003 from $0.7 million for the first half of fiscal 2002.

        Operating income.    Operating income for the Metals segment increased by $0.3 million, or 163.4%, to $0.6 million for the first half of fiscal 2003 from $0.2 million from the prior year period. This increase was mainly due to the increase in gross profit.

Overall Results

        Corporate expenses.    Corporate expenses increased by $0.1 million, or 1.4%, to $3.8 million for the first six months of fiscal 2003 from $3.7 million for the first half of fiscal 2002.

        Special charge.    During the second quarter of fiscal 2002, the Company recorded a special charge totaling $5.0 million related to the write-off of the design and development costs related to an aircraft program, which was deemed unlikely to go into production.

        Interest expense and other.    Interest expense and other increased by $0.1 million, or 0.8%, to $6.3 million for the six months ended September 30, 2002 from $6.2 million for the six months ended September 30, 2001. This increase was primarily due to increased borrowing resulting from the acquisition of EFS, the 2003 Acquisitions and the Company's capital expenditure program, partially offset by lower interest rates.

        Income tax expense.    The effective tax rate was 35.5% for the first half of fiscal 2003 and 36.2% for the first half of fiscal 2002.

        Net income.    Net income decreased to $20.1 million for the first six months of fiscal 2003 from $23.1 million for the prior year period. The decrease in net income for the first half of fiscal 2003 was primarily attributable to the reduced earnings of the Aviation segment operating units.

Liquidity and Capital Resources

        The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $11.8 million of cash flows in operating activities for the six months ended September 30, 2002. The Company used approximately $43.0 million in investing activities and raised approximately $34.1 million in financing activities for the six months ended September 30, 2002.

        As of September 30, 2002, $193.7 million was available under the Credit Facility. On September 30, 2002, an aggregate amount of approximately $149.8 million was outstanding under the Credit Facility, $147.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.29% per annum, and $2.8 million of which was accruing interest at the overnight rate of 3.28% per annum. Amounts repaid under the Credit Facility may be reborrowed.

        Capital expenditures were approximately $14.5 million for the six months ended September 30, 2002 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under its Credit Facility. The Company expects capital expenditures to be approximately $30.0 million for its fiscal year ending March 31, 2003. The expenditures are expected to be used mainly to expand capacity at several facilities.

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

        The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$187,807	$14,637	$162,726	$3,798	$6,646
Capital Lease Obligations (1) (2)	5,021	1,834	3,173	14	0
Operating Leases	79,622	13,536	23,195	26,002	16,889
Other Long Term Obligations (1)	1,329	275	496	496	62

Total	$273,779	$30,282	$189,590	$30,310	$23,597

(1)
Included in the Company's balance sheet at September 30, 2002.
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

Critical Accounting Policies

        Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of accounts receivable, inventory and goodwill. Management considered available information and used judgment in developing estimates.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of April 1, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization in fiscal 2002 or for the three or six month periods ended September 30, 2002. Rather, the Company performed an impairment test on its net carrying value as of April 1, 2001, its initial test, and February 1, 2002, its annual test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting the Company's business segments, dependence of certain of the Company's businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting the Company, see risk factors described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC in May 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. There has been no material change in this information.

Item 4. Controls and Procedures

        (a)  Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the Company's controls and procedures relating to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        (b)  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

TRIUMPH GROUP, INC.

Part II. Other Information

        Item 1.    Legal Proceedings

        Not applicable

        Item 2.    Changes in Securities

        Not applicable

        Item 3.    Defaults upon Senior Securities

        Not applicable

        Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on July 15, 2002. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.
Election of six persons to the Company's Board of Directors to serve until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:
10,735,622	Affirmative
2,264,882	Against
John R. Bartholdson:
10,724,410	Affirmative
2,276,094	Against
Claude F. Kronk:
12,953,065	Affirmative
47,439	Against
Richard C. Gozon:
12,964,348	Affirmative
36,156	Against
Joseph M. Silvestri:
12,784,742	Affirmative
215,761	Against
William O. Albertini:
12,964,503	Affirmative
36,001	Against

2.
Ratification of the selection of Ernst & Young LLP as independent public accounts for the Company for the fiscal year ending March 31, 2002.

14,740,170	Affirmative
106,839	Negative
2,030	Withheld
3.
Approval of the material terms of executive officer performance goals.

14,711,377	Affirmative
109,261	Negative
28,400	Withheld

        Item 5.    Other Information

        Not applicable

        Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  Exhibit 99.1    Certification of Periodic Report by President and CEO

  Exhibit 99.2    Certification of Periodic Report by Senior Vice President and CFO

  (b)
  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended September 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc. (Registrant)
/s/ Richard C. Ill Richard C. Ill, President & CEO
/s/ John R. Bartholdson John R. Bartholdson, Senior Vice President & CFO (Principal Financial Officer)
/s/ Kevin E. Kindig Kevin E. Kindig, Vice President & Controller (Principal Accounting Officer)

Dated: November 8, 2002

Section 302 Certification by President and CEO

I, Richard C. Ill, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Triumph Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Richard C. Ill Richard C. Ill, President & CEO

Section 302 Certification by Senior Vice President and CFO

I, John R. Bartholdson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Triumph Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ John R. Bartholdson John R. Bartholdson, Senior Vice President & CFO

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K