Form 10-Q
period 2002-12-31
TRIUMPH GROUP INC /
filed 2003-02-07
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 2002.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347963 (I.R.S. Employer Identification No.)
1550 Liberty Ridge Drive, Suite 100 Wayne, PA (Address of principal executive offices)	19087-5565 (Zip Code)
(610) 251-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, par value $0.001 per share, 15,854,064 shares as of January 24, 2003.

TRIUMPH GROUP, INC.

INDEX

Part I. Financial Information

  Item: 1. Financial Statements

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	DECEMBER 31, 2002	MARCH 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$7,410	$6,913
Accounts receivable, net	99,066	104,450
Inventories	203,421	182,102
Prepaid expenses and other	4,414	3,430

Total current assets	314,311	296,895
Property and equipment, net	195,090	176,061
Goodwill, net	257,609	250,410
Intangible assets, net	32,061	34,947
Other, net	12,084	14,652

Total assets	$811,155	$772,965

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	DECEMBER 31, 2002	MARCH 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,918	$46,082
Accrued expenses and other	37,707	46,713
Income taxes payable	9,749	6,445
Deferred income taxes	4,238	4,635
Current portion of long-term debt	9,991	11,295

Total current liabilities	99,603	115,170
Long-term debt, less current portion	169,161	146,961
Deferred income taxes and other	56,278	57,333
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 and 14,178,789 shares issued	16	14
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 0 and 1,848,535 shares issued and outstanding	—	2
Capital in excess of par value	258,588	258,256
Treasury stock, at cost, 173,260 and 210,210 shares	(4,329)	(5,252)
Accumulated other comprehensive income (loss), net	248	(3,156)
Retained earnings	231,590	203,637

Total stockholders' equity	486,113	453,501

Total liabilities and stockholders' equity	$811,155	$772,965

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net sales	$143,347	$149,297	$446,874	$464,256
Operating costs and expenses:
Cost of products sold	101,431	103,259	315,520	320,987
Selling, general, and administrative	19,965	19,650	59,368	58,947
Depreciation and amortization	6,707	5,684	19,307	16,202
Special charge	—	—	—	5,044

	128,103	128,593	394,195	401,180
Operating income	15,244	20,704	52,679	63,076
Interest expense and other	2,987	3,453	9,257	9,673

Income before income taxes	12,257	17,251	43,422	53,403
Income tax expense	4,351	5,415	15,415	18,502

Net income	$7,906	$11,836	$28,007	$34,901

Earnings per share — basic	$0.50	$0.75	$1.77	$2.21

Weighted average common shares outstanding — basic	15,836	15,778	15,830	15,782

Earnings per share — diluted	$0.50	$0.75	$1.76	$2.19

Weighted average common shares outstanding — diluted	15,887	15,844	15,939	15,925

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$28,007	$34,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,307	16,202
Non-cash special charge	—	5,044
Other amortization included in interest expense	412	290
Provision for doubtful accounts receivable	783	1,232
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	634	818
Changes in other current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	9,155	18,099
Inventories	(8,164)	(10,023)
Prepaid expenses and other	(863)	(2,055)
Accounts payable, accrued expenses, and accrued income taxes payable	(14,872)	(15,416)
Other	3,995	304

Net cash provided by operating activities	38,394	49,396
INVESTING ACTIVITIES
Capital expenditures	(24,943)	(21,436)
Proceeds from sale of assets	430	430
Cash used for businesses acquired	(33,431)	(29,406)

Net cash used in investing activities	(57,944)	(50,412)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2002	2001
FINANCING ACTIVITIES
Net proceeds from common stock offering	$—	$16,031
Net decrease in revolving credit facility borrowings	(106,161)	(12,114)
Repayment of debt and capital lease obligations	(4,354)	(5,527)
Retirement of long-term debt	(19,354)	—
Proceeds from issuance of long-term debt	150,000	7,500
Purchase of treasury stock	—	(750)
Payments of deferred financing costs	(1,689)	—
Proceeds from exercise of stock options	939	317

Net cash provided by financing activities	19,381	5,457

Effect of exchange rate changes on cash	666	47

Net change in cash	497	4,488
Cash at beginning of period	6,913	4,819

Cash at end of period	$7,410	$9,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,765	$15,651
Cash paid for interest	7,905	9,363

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended March 31, 2002.

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

USE OF DERIVATIVE FINANCIAL INSTRUMENTS

        The Company periodically uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. The Company had entered into an interest rate swap contract which effectively converted a portion of its floating-rate debt to a fixed-rate basis through November 2002. Under the interest rate swap contract, the Company paid amounts equal to the specified fixed-rate interest (6.56%) multiplied by the notional principal amount ($100,000), and received a floating-rate interest (30-day LIBOR) multiplied by the same notional principal amount. The net effect of the spread between the floating rate and the fixed rate is reflected as an adjustment to interest expense in the period incurred.

        No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The Company accounted for its interest rate swap contract as a cash flow hedge which was highly effective. At March 31, 2002, the interest rate swap is reflected at fair value of $3,115 and is included in accrued expenses and other. The Company's interest rate swap terminated in November 2002. The Company did not experience any ineffectiveness with its interest rate swap and, accordingly, did not recognize any gains or losses in its earnings.

INTANGIBLE ASSETS

        Intangible assets cost and accumulated amortization at December 31, 2002 were $48,619 and $16,558 respectively. Intangible assets cost and accumulated amortization at March 31, 2002 were $48,219 and $13,272, respectively. Intangible assets consist of two major classes: (i) product rights and licenses and (ii) non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at December 31, 2002 were $37,108 and $9,816 respectively, and at March 31, 2002 were $36,708 and $7,136, respectively. Gross cost and accumulated amortization of noncompete agreements and other at December 31, 2002 were $11,511 and $6,742, respectively, and at March 31, 2002 were $11,511 and $6,136, respectively. Amortization expense for the three and nine-month periods ended December 31, 2002 were $1,125 and $3,286 respectively. Amortization expense for the fiscal year ending March 31, 2003 and the succeeding five fiscal years by year is expected to be as follows: 2003: $4,411; 2004: $4,500; 2005: $4,500; 2006: $4,500; 2007: $3,673; 2008: $3,343.

3. ACQUISITIONS

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's subsidiary, HTD Aerospace, Inc. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc. ("Aerocell Assets"), which are being operated by the Company's subsidiary, Airborne Nacelle Services, Inc. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument ("Furst") which are being operated by the Company's subsidiary, Furst Aircraft, Inc. The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems, the Aerocell Assets to expand its capabilities and customer base in repair of flight control surfaces, and Furst to expand its capabilities and customer base in instrument repair. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The Aerocell Assets are used in the repair and overhaul of airframe components, bonded components and structural assemblies for all commercial air fleets. Furst operates within the business jet market as a certified instrument repair, overhaul and re-certification facility and has capabilities on more than 1,500 components and represents most major manufacturers. In addition, Furst provides avionics installation services, rotables, loaners, engineering, 24-hour AOG support, inventory and parts management and field services. The purchase price of the combined asset purchases of $28,558 includes cash paid at the closings, direct costs of the transactions and deferred payments. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $4,764 was recorded as goodwill.

        In November 2002, the Company acquired the remaining four percent of the stock of its subsidiary, Triumph Controls, Inc. The purchase price of $3,425, net of the minority interest liability, was recorded as goodwill.

        These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

        The following unaudited pro forma information for the nine months ended December 31, 2002 and 2001 have been prepared assuming the acquisition of the Ozone Assets, the Aerocell Assets and Furst had occurred on April 1, 2001. The pro forma information for the nine months ended December 31, 2002 is as follows: Net sales: $451,754; Net income: $27,474; Earnings per share—basic: $1.74; and Earnings per share—diluted: $1.72. The pro forma information for the nine months ended December 31, 2001 is as follows: Net sales: $492,754; Net income: $34,026; Earnings per share—basic: $2.16; and Earnings per share—diluted: $2.14. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases and additional depreciation based on the estimated fair market value of the property and equipment acquired. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4. INVENTORIES

        The components of inventories are as follows:

	DECEMBER 31, 2002	MARCH 31, 2002
Raw materials	$60,852	$57,681
Work-in-process	82,458	76,755
Finished goods	60,111	47,666

Total inventories	$203,421	$182,102

5. LONG-TERM DEBT

        Long-term debt consists of the following:

	DECEMBER 31, 2002	MARCH 31, 2002
Revolving credit facility	$8,172	$114,333
Senior notes	150,000	—
Subordinated promissory notes	12,733	25,822
Other debt	8,247	18,101

	179,152	158,256
Less current portion	9,991	11,295

	$169,161	$146,961

        In November 2002, the Company retired all of the outstanding industrial revenue bonds ("Bonds") totaling $7,500, plus accrued interest. The retirement of the Bonds was funded by borrowings under the Company's revolving credit facility ("Credit Facility").

5. LONG-TERM DEBT (Continued)

        In November 2002, the Company retired $11,180 of the subordinated promissory notes and $674 of junior subordinated promissory notes, which were included in other debt. The retirement of the subordinated promissory notes and junior subordinated promissory notes were funded by borrowings under the Company's Credit Facility.

        In December 2002, the Company issued two classes of Senior Notes: $80,000 of Class A notes and $70,000 of Class B notes. Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10,000 starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Credit Facility.

        In conjunction with the issuance of the Senior Notes, the Company amended its Credit Facility to reduce the credit limit from $350,000 to $250,000, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.0% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.4% on the unused portion of the Credit Facility.

6. EARNINGS PER SHARE

        The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
(in thousands)	2002	2001	2002	2001
Weighted average common
shares outstanding—basic	15,836	15,778	15,830	15,782
Net effect of dilutive stock options	51	66	109	143

Weighted average common shares outstanding—diluted	15,887	15,844	15,939	15,925

        Options to purchase 548,500 shares of common stock, at prices ranging from $31.38 per share to $44.91 per share, were outstanding during the three months ended December 31, 2002. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2002 and, therefore, the effect would be antidilutive.

7. COMMON STOCK

        During the quarter ended June 30, 2002, all 1,848,535 shares of Class D Common stock outstanding were converted to Common stock.

8. SEGMENT REPORTING

        Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net Sales:
Aviation	$132,574	$138,485	$413,691	$428,007
Metals	10,773	10,812	33,183	36,249

	$143,347	$149,297	$446,874	$464,256

Income before income taxes:
Operating income (expense):
Aviation	$18,282	$22,448	$58,922	$73,364
Metals	(926)	29	(365)	242
Corporate	(2,112)	(1,773)	(5,878)	(5,486)
Special charge	—	—	—	(5,044)

	15,244	20,704	52,679	63,076
Interest expense and other	2,987	3,453	9,257	9,673

	$12,257	$17,251	$43,422	$53,403

Capital expenditures:
Aviation	$8,120	$6,564	$22,038	$18, 928
Metals	2,260	530	2,793	2,473
Corporate	86	22	112	35

	$10,466	$7,116	$24,943	$21,436

Depreciation and amortization:
Aviation	$6,190	$5,288	$17,949	$15,016
Metals	485	371	1,269	1,114
Corporate	32	25	89	72

	$6,707	$5,684	$19,307	$16,202

	December 31, 2002	March 31, 2002
Assets:
Aviation	$768,880	$734,760
Metals	30,157	28,510
Corporate	12,118	9,695

	$811,155	$772,965

        For the three months ended December 31, 2002 and 2001, the Company had foreign sales of $27,991 and $35,710, respectively. For the nine months ended December 31, 2002 and 2001, the Company had foreign sales of $86,755 and $102,567, respectively.

9. SUBSEQUENT EVENT

        In January 2003, the Company acquired substantially all of the assets of The Boeing Company's Spokane Fabrication Operation, located in Spokane, Washington. The acquired business, which was renamed Triumph Composite Systems, Inc., adds new products and new capabilities to the Company's portfolio of Structural Component products and services. Triumph Composite Systems is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Primary products include floor panels, air control system ducts and nonstructural composite flight deck components. As part of the transaction, the Company and The Boeing Company have entered into an eight-year single-source supply agreement for the products currently produced by Triumph Composite Systems. The purchase price which was paid in cash at closing for this acquisition of approximately $42,200 was funded by borrowings under the Company's Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended December 31, 2002 compared to three months ended December 31, 2001

Aviation Segment

        Net sales.    Net sales for the Aviation segment decreased by $5.9 million, or 4.3%, to $132.6 million for the third quarter of fiscal 2003 from $138.5 million for the prior year period. This decline in revenue is primarily due to a decrease in commercial airframe build rates as compared to the prior year period, partially offset by certain military programs, most significantly the CH 47 and F-18 E/F programs. Revenue in the third quarter of fiscal 2003 was also assisted by the positive impact from the acquisitions of certain assets of Ozone Industries, Inc. in April 2002, certain assets of Aerocell Structures, Inc. in July 2002 and the acquisition of certain assets of Furst Aircraft and Instrument in August 2002 (collectively, the "2003 Acquisitions").

        Costs of products sold.    Costs of products sold for the Aviation segment decreased by $2.7 million, or 2.8%, to $92.6 million for the third quarter of fiscal 2003 from $95.3 million for the third quarter of fiscal 2002. Cost of products sold increased as a percentage of sales primarily due to lower operating rates in relation to fixed costs, as well as significant increases in healthcare costs.

        Gross profit.    Gross profit for the Aviation segment decreased by $3.2 million, or 7.5%, to $39.9 million for the third quarter of fiscal 2003 from $43.2 million for the third quarter of fiscal 2002. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 30.1% and 31.2% for the third quarter of fiscal 2003 and fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Aviation segment increased by 0.1% to $15.5 million for the third quarter of fiscal 2003 from $15.4 million for the prior year period, due to increases in healthcare costs, liability insurance premiums and the inclusion of the 2003 Acquisitions, partially offset by reduced employment costs which resulted from a reduction in headcount.

        Depreciation and amortization.    Depreciation and amortization for the Aviation segment increased by $0.9 million, or 17.1%, to $6.2 million for the third quarter of fiscal 2003 from $5.3 million for the third quarter of fiscal 2002, primarily due to an increase in depreciation as a result of capital expenditures made over the last twelve months and from the assets acquired in connection with the inclusion of the 2003 Acquisitions.

        Operating income.    Operating income for the Aviation segment decreased by $4.2 million, or 18.6%, to $18.3 million for the third quarter of fiscal 2003 from $22.4 million for the prior year period. The net decrease in operating income from the prior year period resulted from the decrease in revenues and gross profits, most notably from the decrease in commercial airframe build rates discussed above, increases in depreciation and amortization expenses from the Aviation segment as a whole, partially offset by the operating profits from the inclusion of the 2003 Acquisitions.

Metals Segment

        Net sales.    Net sales for the Metals segment remained unchanged at $10.8 million for the third quarter of fiscal 2003 from the prior year period. Improved pricing resulting from a tariff imposed on steel in the Company's electrogalvanized and flat rolled steel products operation was offset by lower activity at the Company's structural steel erection operation.

        Costs of products sold.    Costs of products sold for the Metals segment increased by $0.8 million, or 10.5%, to $8.8 million for the third quarter of fiscal 2003 from $8.0 million for the third quarter of fiscal 2002, which was primarily due to a rise in raw material prices as a result of a tariff imposed on steel. The increased costs resulting from the tariff were only partially passed on to customers, which resulted in a significant decline in gross margins.

        Gross profit.    Gross profit for the Metals segment decreased by $0.9 million, or 30.5%, to $2.0 million for the third quarter of fiscal 2003 from $2.9 million for the third quarter of fiscal 2002, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 18.5% and 26.5% for the third quarter of fiscal 2003 and fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Metals segment decreased by 1.3% to $2.4 million for the third quarter of fiscal 2003 from $2.5 million for the third quarter of fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization for the Metals segment increased by $0.1 million or 30.7%, to $0.5 million for the third quarter of fiscal 2003 from $0.4 million for the third quarter of fiscal 2002.

        Operating loss.    The operating loss for the third quarter of fiscal 2003 was $(0.9) million, a $1.0 million decrease from the prior year same quarter.

Overall Results

        Corporate expenses.    Corporate expenses increased by $0.3 million, or 19.1%, to $2.1 million for the third quarter of fiscal 2003 from $1.8 million for the third quarter of fiscal 2002.

        Interest expense and other.    Interest expense and other decreased by $0.5 million, or 13.5%, to $3.0 million for the third quarter of fiscal 2003 from $3.5 million for the third quarter of fiscal 2002. This decrease was primarily due to lower interest rates, partially offset by increased borrowing resulting from the 2003 Acquisitions and the Company's capital expenditure program.

        Income tax expense.    The effective tax rate was 35.5% for the third quarter of fiscal 2003 and 31.4% for the third quarter of fiscal 2002.

        Net income.    Net income decreased by $3.9 million, or 33.2%, to $7.9 million for the third quarter of fiscal 2003 from $11.8 million for the third quarter of fiscal 2002.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

Aviation Segment

        Net sales.    Net sales for the Aviation segment decreased by $14.3 million, or 3.3%, to $413.7 million for the nine months ended December 31, 2002 from $428.0 million for the prior year period. This decline in revenue is primarily due to a decrease in commercial airframe build rates as compared to the prior year period, partially offset by certain military programs, most significantly the C-17 and F-18 E/F programs. Revenue in the first nine months of fiscal 2003 was also helped by the positive impact from the acquisition of EFS Aerospace, Inc. ("EFS") in August 2001 and from the inclusion of the 2003 Acquisitions.

        Costs of products sold.    Costs of products sold for the Aviation segment decreased by $2.9 million, or 1.0%, to $290.4 million for the nine months ended December 31, 2002 from $293.3 million for the nine months ended December 31, 2001. Cost of products sold increased as a percentage of sales primarily due to lower operating rates in relation to fixed costs, as well as significant increases in healthcare costs.

        Gross profit.    Gross profit for the Aviation segment decreased by $11.4 million, or 8.5%, to $123.3 million for the nine months ended December 31, 2002 from $134.7 million for the prior year period. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit for the Aviation segment was 29.8% and 31.5% for the nine months ended December 31, 2002 and 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Aviation segment increased by $0.1 million, or 0.3%, to $46.4 million for the first nine months of fiscal 2003 from $46.3 million for the prior year period, due to increases in healthcare costs, liability insurance premiums as well as the inclusion of EFS and the 2003 Acquisitions, partially offset by a reduction in employment costs which resulted from a reduction in headcount.

        Depreciation and amortization.    Depreciation and amortization for the Aviation segment increased by $2.9 million, or 19.5%, to $17.9 million for the first nine months of fiscal 2003 from $15.0 million for the first nine months of fiscal 2002, primarily due to an increase in depreciation as a result of capital expenditures made over the last twelve months and from the assets acquired in connection with the acquisition of EFS and the 2003 Acquisitions.

        Operating income.    Operating income for the Aviation segment decreased by $14.4 million, or 19.7%, to $58.9 million for the nine months ended December 31, 2002 from $73.4 million for the prior year period. The net decrease in operating income over the prior year period resulted from the decrease in revenues and gross profits, most notably from the decrease in commercial airframe build rates discussed above and increases in depreciation and amortization expenses from the Aviation segment as a whole, partially offset by the operating profits from the inclusion of EFS and the 2003 Acquisitions.

Metals Segment

        Net sales.    Net sales for the Metals segment decreased by $3.1 million, or 8.5%, to $33.2 million for the first nine months of fiscal 2003 from $36.2 million for the prior year period. This decrease was mainly due to lower activity at the Company's structural steel erection operation and lower volume at the Company's electrogalvanized and flat rolled steel products operation caused by lower demand from its durable goods customers, partially offset by price increases resulting from a tariff imposed on steel.

        Costs of products sold.    Costs of products sold for the Metals segment decreased by $2.5 million, or 9.2%, to $25.1 million for the nine months ended December 31, 2002 from $27.7 million for the first nine months of fiscal 2002. This decrease was mainly due to the decrease in activity at the Company's structural steel erection operation and the decrease in activity at the Company's electrogalvanized and flat rolled steel products operation, which was partially offset by a rise in raw material prices due to a tariff imposed on steel. The increased costs resulting from the tariff were only partially passed on to customers, which resulted in a significant decline in gross margins.

        Gross profit.    Gross profit for the Metals segment decreased by $0.5 million, or 6.2%, to $8.0 million for the first nine months of fiscal 2003 from $8.6 million for the nine months of fiscal 2002, due to the reasons discussed above. As a percentage of net sales, gross profit for the Metals segment was 24.2% and 23.6% for the nine months ended December 31, 2002 and 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the Metals segment decreased by $0.1 million, or 1.1%, to $7.1 million for the nine months of fiscal 2003 from $7.2 million for the nine months of fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization for the Metals segment increased by $0.2 million, or 13.9%, to $1.3 million for the first nine months of fiscal 2003 from $1.1 million for the nine months of fiscal 2002.

        Operating loss.    The operating loss for the nine months of fiscal 2003 was $(0.4) million, a $0.6 million decrease from the prior year period.

Overall Results

        Corporate expenses.    Corporate expenses increased by $0.4 million, or 7.1%, to $5.9 million for the nine months of fiscal 2003 from $5.5 million for the nine months of fiscal 2002.

        Special charge.    During the second quarter of fiscal 2002, the Company recorded a special charge totaling $5.0 million related to the write-off of the design and development costs related to an aircraft program, which was deemed unlikely to go into production.

        Interest expense and other.    Interest expense and other decreased by $0.4 million, or 4.3%, to $9.3 million for the nine months ended December 31, 2002 from $9.7 million for the nine months ended December 31, 2001. This decrease was primarily due to lower interest rates, partially offset by increased borrowing resulting from the acquisition of EFS, the 2003 Acquisitions and the Company's capital expenditure program.

        Income tax expense.    The effective tax rate was 35.5% for the nine months of fiscal 2003 and 34.6% for the nine months of fiscal 2002.

        Net income.    Net income decreased to $28.0 million for the nine months of fiscal 2003 from $34.9 million for the prior year period. The decrease in net income for the nine months of fiscal 2003 was primarily attributable to the reduced earnings of the Aviation segment operating units.

Liquidity and Capital Resources

        The Company's working capital needs are generally funded through cash flows from operations and borrowings under its credit arrangements. The Company generated approximately $38.4 million of cash flows from operating activities for the nine months ended December 31, 2002. The Company used approximately $57.9 million in investing activities and raised approximately $19.4 million from financing activities for the nine months ended December 31, 2002.

        In December 2002, the Company issued two classes of Senior Notes: $80.0 million of Class A notes and $70.0 million of Class B notes. Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10.0 million starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Company's revolving credit facility ("Credit Facility").

        In conjunction with the issuance of the Senior Notes, the Company amended the Credit Facility to reduce the credit limit from $350.0 million to $250.0 million, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.0% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.4% on the unused portion of the Credit Facility. As of December 31, 2002, $235.3 million was available under the Credit Facility. On December 31, 2002, an aggregate amount of approximately $8.2 million was outstanding under the Credit Facility, $5.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 2.82% per annum, and $3.2 million of which was accruing interest at the overnight rate of 2.70% per annum. Amounts repaid under the Credit Facility may be reborrowed.

        Capital expenditures were approximately $24.9 million for the nine months ended December 31, 2002 primarily for manufacturing machinery and equipment for the Aviation segment. The Company funded these expenditures through borrowings under the Credit Facility. The Company expects capital expenditures to be approximately $30.0 million for its fiscal year ending March 31, 2003. The expenditures are expected to be used mainly to expand capacity at several facilities.

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc., located in Hot Springs, Arkansas, which is being operated by the Company's subsidiary, Airborne Nacelle Services, Inc. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument, located in Teterboro, New Jersey which is being operated by the Company's subsidiary, Furst Aircraft, Inc. The total cash paid at these closings of approximately $25.8 million was funded by borrowings under the Credit Facility.

        In November 2002, the Company acquired the remaining four percent of the stock of its subsidiary, Triumph Controls, Inc. The cash purchase price paid at closing of $4.0 million was funded by borrowings under the Credit Facility.

        In January 2003, the Company acquired substantially all of the assets of The Boeing Company's Spokane Fabrication Operation, located in Spokane, Washington. The acquired business, which was renamed Triumph Composite Systems, Inc., adds new products and new capabilities to the Company's portfolio of Structural Component products and services. Triumph Composite Systems is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Primary products include floor panels, air control system ducts and nonstructural composite flight deck components. As part of the transaction, the Company and The Boeing Company have entered into an eight-year single-source supply agreement for the products currently produced by Triumph Composite Systems. The purchase price which was paid in cash at closing for this acquisition of approximately $42.2 million was funded by borrowings under the Credit Facility.

        In November 2002, the Company retired all of the outstanding industrial revenue bonds ("Bonds") totaling $7.5 million, plus accrued interest. The retirement of the Bonds was funded by borrowings under the Credit Facility.

        In November 2002, the Company retired $11.2 million of the subordinated promissory notes and $0.7 million of junior subordinated promissory notes, which were included in other debt. The retirement of the subordinated promissory notes and junior subordinated promissory notes were funded by borrowings under the Credit Facility.

        The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$175,029	$8,308	$5,936	$28,977	$131,808
Capital Lease Obligations (1) (2)	4,562	1,965	2,587	10	0
Operating Leases	78,351	13,120	29,646	19,627	15,958
Other Long Term Obligations (1)	1,252	255	496	496	5

Total	$259,194	$23,648	$38,665	$49,110	$147,771

(1)
Included in the Company's balance sheet at December 31, 2002.

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

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of April 1, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization in fiscal 2002 or for the three or nine month periods ended December 31, 2002. Rather, the Company performed an impairment test on its net carrying value as of April 1, 2001, its initial test, and February 1, 2002, its annual test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect the Company's ability to pay dividends on its common stock, if permitted to do so under certain of the Company's debt arrangements, including the Company's revolving credit facility. The Company manages exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes the Company's market risks associated with debt obligations and should be read in conjunction with Note 5 of the Company's consolidated financial statements included in this report.

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of December 31, 2002. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at December 31, 2002.

Expected Years of Maturity

	Next 12 Months	13–24 Months	25–36 Months	37–48 Months	49–60 Months	There- after	Total
Fixed rate cash flows (in thousands)	$9,309	$6,233	$1,395	$10,006	$10,002	$130,000	$166,945
Weighted average interest rate (%)	6.88	6.92	6.12	5.59	5.59	5.88
Variable rate cash flows (in thousands)	$682	$345	$395	$8,572	$405	$1,808	$12,207
Weighted average interest rate (%)	3.12	1.85	2.08	2.74	2.13	1.93

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
3.     Defaults upon Senior Securities

        Not applicable

Item
4.     Submission of Matters to a Vote of Security Holders

        Not applicable

Item
5.     Other Information

        Not applicable

Item
6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 10.13	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 Million in Series A and Series B Senior Notes
	Exhibit 10.14	Second amendment to Amended and Restated Credit Agreement dated October 16, 2000
	Exhibit 10.15	Third amendment to Amended and Restated Credit Agreement dated October 16, 2000
	Exhibit 99.1	Certification of Periodic Report by President and CEO
	Exhibit 99.2	Certification of Periodic Report by Senior Vice President and CFO
(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the three months ended December 31, 2002

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

Dated: February 7, 2003

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
Date: February 7, 2003
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

Date: February 7, 2003	/s/ JOHN R. BARTHOLDSON John R. Bartholdson Senior Vice President & CFO

QuickLinks

TRIUMPH GROUP, INC. INDEX
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
TRIUMPH GROUP, INC.
Signatures