Form 10-K
period 2003-03-31
TRIUMPH GROUP INC /
filed 2003-06-12
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 1-12235

Triumph Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1550 Liberty Ridge, Suite 100, Wayne, Pennsylvania 19087
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (610) 251-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered))

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

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒        No ☐

        The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 30, 2003 was 15,844,064.

        As of September 30, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $383,396,692. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2002. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock.

Documents Incorporated by Reference

        Portions of the following document are incorporated herein by reference:

        Proxy Statement of Triumph Group, Inc. in connection with our 2003 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by us. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially are competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, including technological developments, limited availability of raw materials or skilled personnel and changes in governmental regulation and oversight and the continuing impact of the September 11, 2001 attacks and international hostilities. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

        We design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including commercial and regional airlines, air cargo carriers, as well as original equipment manufacturers, commonly referred to as OEMs, of commercial, regional, business and military aircraft and components, and manufacturers and operators of industrial gas turbine engines.

Products and Services

        We offer a variety of products and services to the aerospace industry which were previously offered through five groups. As of April 1, 2003, we have consolidated the five groups into three groups as follows:

        Our Aerospace Systems Group services the full spectrum of aerospace customers, which include airlines, air cargo carriers, domestic and foreign militaries, aerospace OEMs and the top-tier manufacturers who supply them. This group performs complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies such as:

  •
  Wing spars and stringers

  •
  Stretch-formed leading edges and fuselage skins

  •
  Floor beams

  •
  Landing gear components and assemblies

  •
  Composite floor panels, environmental control system ducting and non-structural composite flight deck components

        This group also utilizes its expanded capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace aftermarket. Many of our designs are proprietary and customers typically return to us for repair and overhaul of these systems. The systems that we design, engineer, build and repair include:

  •
  Main engine gear box assemblies

  •
  Cockpit control levers

  •
  Control system valve bodies

  •
  Landing gear actuation systems

  •
  Primary and secondary flight control systems

  •
  Heat exchangers

        Our Components Group services a diverse group of customers which includes airlines, air cargo carriers, aerospace and industrial gas turbine OEMs and the top-tier manufacturers who supply them. This group performs advanced manufacturing and fabrication and processing functions to deliver precision detail parts and complete component assemblies primarily for turbine engines. This group also repairs and overhauls industrial gas turbine components, primarily for utility operators and applies high temperature coatings for both internal and external customers. The components that we manufacture, process, repair and overhaul include:

  •
  Stators

  •
  Blades and vanes

  •
  Combustors

  •
  Transition ducts

        Our Aftermarket Services Group primarily services airline and air cargo carrier customers. This group operates the world's largest independent APU repair and overhaul business and endeavors to be the vendor of choice for instrument and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, commonly referred to as the FAA, approved Designated Engineering Representative, commonly referred to as DER, and Special Federal Aviation Regulation 36, commonly referred to as SFAR 36, proprietary repair procedures for the components we repair and overhaul. Our aftermarket services group repairs and overhauls various instruments and components including:

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

Operating Locations

        We operate through several operating locations. The following chart describes the operations, customer base and certain other information with respect to our operating locations at April 1, 2003, except with respect to Triumph Thermal Systems, Inc., which includes the operations of our recent acquisition of certain assets of Parker Hannifin Corporation's United Aircraft Products division:

Operating Location (Year Established) (Year Acquired)	Location	Business	Type of Customers	Number of Employees
A. Biederman(1) (1933) (1993)	Glendale, CA	Repairs and overhauls aircraft instruments and avionics and serves as an authorized stocking distributor for a variety of aircraft components.	Commercial airlines, U.S. military and cargo carriers.	70
ACR Industries, Inc.(1) (1977) (2000)	Macomb, MI	Manufactures complex geared assemblies, gears and other components, servicing the aerospace industry.	Military and commercial airframe and engine OEMs, U.S. government and prime contractors.	148
Advanced Materials Technologies, Inc.(2) (1987) (1996)	Tempe, AZ Chandler, AZ	Repairs and manufactures components for APUs and gas turbine engines.	Aviation OEMs and commercial airlines.	249
Aerospace Technologies, Inc.(1) (1969) (1993)	Fort Worth, TX	Manufactures and repairs metallic/composite bonded components and assemblies.	Aviation OEMs, commercial airlines, U.S. military and component supplier industry.	64
Airborne Nacelle Services, Inc.(1) (1995) (2000)	Hot Springs, AR	Repairs and overhauls thrust reversers, nacelle components and other aerostructures.	Commercial airline and air cargo carriers.	121
Construction Brevetees d'Alfortville (1951) (1999)	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Aerospace, ground transportation and marine OEMs.	54
Chem-Fab Corporation (1968) (2000)	Hot Springs, AR	Manufactures chem-mills and processes complex sheet metal parts and assemblies.	Aviation OEMs.	386
DV Industries, Inc. (1978) (1998)	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Aerospace, military and commercial industries.	86
EFS Aerospace, Inc.(1) (1983) (2001)	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators and complex valve packages.	Aerospace OEMs.	167

Frisby Aerospace, Inc.(2) (1940) (1998)	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves.	Military and commercial OEMs, U.S. government, prime contractors and airlines.	232
Furst Aircraft, Inc. (1986) (2002)	Tetterboro, NJ	Specializes in the repair, overhaul and exchange of aircraft instruments and avionics.	Corporate aircraft fleet managers, fixed base operators and brokers.	25
Hydro-Mill Co. (1937) (1997)	Chatsworth, CA	Machines, welds and assembles large complex precision structural components.	Aviation OEMs, commercial airlines and air cargo carriers.	141
HTD Aerospace, Inc.(1) (1935) (1999)	Bloomfield, CT East Lyme, CT	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as nose wheel steering motors and helicopter blade lag dampers.	Aviation airframe and engine OEMs and the military.	125
JDC Company(2) (1985) (1997)	Ft. Lauderdale, FL Austin, TX	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Air cargo carriers, airlines, fixed base maintenance operators and general aviation operators.	63
K-T Corporation (1963) (1993)	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Aviation OEMs, the U.S. military and aerospace, mass transportation, energy and heavy trucking industries.	132
L.A. Gauge (1954) (1993)	Sun Valley, CA	Manufactures ultra-precision machined components and assemblies to the aviation, defense and commercial industries.	Defense, aerospace, space, medical, automotive and computer industries.	38
Lee Aerospace, Inc.(1) (1989) (1999)	Wichita, KS	Manufactures windshields and flight deck and cabin windows to the general aviation and corporate jet markets.	General aviation, regional and corporate jet markets.	61
Northwest Industries (1960) (1993)	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Aerospace, nuclear, medical, electronic and chemical industries.	28

Nu-Tech Industries, Inc. (1972) (1998)	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and military aircraft market.	102
Ralee Engineering Corp. (1962) (1999)	City of Industry, CA	Manufactures long structural components such as stringers, cords, floor beams and spars for the aviation industry.	Aviation OEMs and the military.	116
Triumph Accessories Services(1)(5) (1965) (1993)	Wellington, KS	Provides maintenance service for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	U.S. government, air cargo carriers and commercial airlines.	65
Triumph Air Repair(1)(5) (1979) (1993)	Phoenix, AZ	Repairs and overhauls APUs and related accessories.	Worldwide commercial airlines and air cargo operators.	148
Triumph Air Repair Aftermarket Services Division (2001) (N/A)	Phoenix, AZ	Provides distribution, exchange and lease programs for APUs, APU components and other components supported by Triumph Accessory Services and Airborne Nacelle.	Commercial airlines and air cargo carriers.	11
Triumph Air Repair (Europe) Limited(1) (1989) (1998)	Hampshire, England	Repairs and overhauls APUs for commercial transport carriers and the commuter aviation industry.	Commercial airlines.	29
Triumph Components-Arizona, Inc.(3)(4) (1908) (1997)	Phoenix, AZ Brookfield, WI	Manufactures a wide range of gas turbine engine components for aerospace and power generation markets, specializing in precision maching, tube bending, thermal spray coatings, welding and metal forming methods on materials ranging from aluminum and titanium to super alloys.	Commercial, military and aerospace OEMs and industrial gas turbine OEMs.	359
Triumph Components-San Diego, Inc.(1) (1948) (1999)	El Cajon, CA	Produces close tolerance complex sheet metal assemblies made from all types of aerospace materials using forming and joining techniques.	Commercial, military and aerospace OEMs.	137

Triumph Composite Systems, Inc. (1990) (2003)	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including air control system ducting, flooring panels, spars, aisle stands and glareshields.	Airlines and commercial, military and aerospace OEMs.	334
Triumph Controls, Inc.(1) (1943) (1996)	North Wales, PA	Designs and manufactures mechanical and electromechanical control systems.	Aviation OEMs, shipyards, airlines, air cargo operators and U.S. and NATO military forces.	206
Triumph Engineering Services, Inc. (2001) (N/A)	Phoenix, AZ	Specializes in the design and reverse engineering of aerospace and industrial components.	Commercial airlines and air cargo carriers.	6
Triumph Precision Casting Company (2000) (N/A)	Chandler, AZ	Produces complex investment castings of turbine blades, vanes and nozzles for gas turbine engines.	Utility operators, independent power producers and third party overhaul facilities.	34
Triumph Thermal Systems, Inc.(1) (1929) (2003)	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Airlines and commercial, military and aerospace OEMs.	130
Triumph Turbine Services, Inc. (2001) (N/A)	Phoenix, AZ	Provides repair services and aftermarket parts and services to the utility operators, independent power producers and third party overhaul facilities.	Utility operators, independent power producers and third party overhaul facilities.	22
Kilroy Structural Steel Co.(7) (1918) (1993)	Cleveland, OH	Erects structural steel frameworks.	General contractors, engineers and architects of commercial buildings and bridges.	41
TriWestern Metals Co.(6)(7) (1960) (1993)	Bridgeview, IL Chicago, IL	Produces and distributes specialty electrogalvanized products, specializing in flat rolled products.	Computer and electronic industries and the home and office products industries.	66

(1)
Designates FAA-certified repair station.

(2)
Designates that two locations are FAA-certified repair stations.

(3)
DG Industries, Inc., Triumph Precision, Inc. and Special Processes of Arizona, Inc. were merged with and into Stolpher-Fabralloy Co. Thereafter, Stolper-Fabralloy Co. changed its name to Triumph Components-Arizona, Inc.

(4)
Special Processes of Arizona, which is now a business unit of Triumph Components-Arizona, Inc., is a FAA-certified repair station.

(5)
Designates SFAR 36 certification.

(6)
TriWestern Metals Co. was formed by merging Great Western Steel Co. into Triumph Industries Co.

(7)
Discontinued operations.

Metals Processing and Distribution

        Effective as of March 31, 2003, we designated our metals group as a discontinued operation in connection with a realignment of our operating structure. The metals group produced and distributed blanked and slitted cold-rolled steel, which can be electrogalvanized or coated. In addition, we operated a business engaged in the erection of structural frameworks for buildings and bridges.

Sales and Marketing

        While each of our operating locations independently conducts sales and marketing efforts directed at their respective customers, where appropriate, they collaborate with our other operating locations for cross-marketing efforts. Each sales force and the respective officers of the operating locations are responsible for obtaining new customers and maintaining relationships with existing customers. Sales efforts are conducted primarily by in-house personnel and independent regional manufacturers' representatives. Generally, manufacturers' representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which we operate.

        We continually look for opportunities to leverage our growing capabilities. The presidents of our operating locations meet regularly to discuss ways to improve sales by providing more complex, higher level assemblies. The management of each of our operating locations also maintains close business relationships with many customers, thereby furthering the sales and marketing efforts of their businesses.

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and contract as a subcontractor on contracts on a fixed fee basis. We generally sell to our other customers on a fixed fee, negotiated contract or purchase order basis.

Backlog

        We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, initial pricing for these products and services, anticipated quantities to be purchased by the customer and, to the extent known, delivery dates. Backlog only includes amounts for which we have actual purchase orders with firm delivery dates or contract requirements within the next 24 months, primarily for our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements associated with long-term aircraft production programs but for which we do not have actual purchase orders with firm delivery dates or for which contract requirements extend beyond the next 24 months.

        As of March 31, 2003 and March 31, 2002, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $475 million and $368 million, respectively. As of March 31, 2003 and March 31, 2002, our discontinued operations had outstanding purchase orders representing an aggregate invoice price of approximately $8 million and $10 million, respectively. We believe that purchase orders totaling approximately $150 million will not be shipped by March 31, 2004.

United States and Foreign Operations

        Our revenues from our continuing operations to customers in the United States for fiscal years 2003, 2002 and 2001 were approximately $443 million, $433 million and $385 million, respectively. Our revenues from our continuing operations to customers in all foreign countries, including, but not limited to Canada and the European Union, for fiscal years 2003, 2002 and 2001 were approximately $122 million, $132 million and $115 million, respectively. Our revenues from our discontinued operations to customers in the United States for fiscal years 2003, 2002 and 2001 were approximately $42 million, $47 million and $59 million, respectively. Our revenues from discontinued operations to customers in all foreign countries were not significant for fiscal years 2003, 2002 and 2001.

        As of March 31, 2003, 2002 and 2001, our long-lived assets for our continuing operations located in the United States were approximately $512 million, $459 million and $413 million, respectively. As of March 31, 2003, 2002 and 2001, our long-lived assets for our continuing operations located in the European Union were approximately $9 million, $9 million and $9 million, respectively. As of March 31 2003, 2002 and 2001, our discontinued operations did not have any assets classified as long-lived.

Competition

        We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies, in the manufacture of aircraft and industrial gas turbine components and subassemblies. OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties.

        Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than us: OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell their repair and overhaul services to other aircraft operators. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may perform a limited amount of repair and overhaul services for third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

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

        Certain of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions pursuant to the acquisition by us of these facilities from IKON Office Solutions. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON Office Solutions' indemnification covers us for losses we might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by us. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation. We are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2003, for our continuing operations we employed 3,770 persons, of whom 341 were management employees, 110 were sales and marketing personnel, 366 were technical personnel, 452 were administrative personnel and 2,501 were production workers. As of March 31, 2003, for our discontinued operations we employed 107 persons, of whom 6 were management employees, 16 were sales and marketing personnel, 5 were technical personnel, 12 were administrative personnel and 68 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, for our continuing operations, we currently employ approximately 587 full-time employees. Currently, approximately 16% of our permanent employees for our continuing operations, are represented by labor unions and approximately 20% of net sales are derived from the facilities at which at least some employees are unionized. Approximately 50% of the employees of our discontinued operations are represented by labor unions. One of our subsidiaries is currently negotiating a collective bargaining agreement that expired on February 28, 2001. No work stoppage is expected at this location. Our inability to negotiate acceptable contracts with this union could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

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

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2003. Our operations are focused on designing, engineering and manufacturing aircraft components on new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

        As a result of the decrease in commercial air travel market caused by the general economic slowdown, the terrorist attacks of September 11, 2001 and resulting international hostilities and other factors, the demand for certain commercial aerospace products and services has been reduced. This lower demand has had a negative impact on our business and results of operations. The negative impact of Sudden Acute Respiratory Syndrome, or SARS, along with the already prolonged outlook for the commercial air travel downcycle, have led many industry analysts to defer their forecast for a turnaround in large commercial OEM deliveries until 2006 at the earliest. The current lack of recovery in air travel also impacts the supplier base, as MRO work remains curtailed and cash strapped airlines are only performing retrofits absolutely necessary for safety reasons. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

        Competitive pressures may adversely affect us.    We have numerous competitors in the aerospace services industry. We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than us. Competitive pressures may materially adversely affect our operating revenues and, in turn, our business and financial condition.

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

        We may incur significant expenses to comply with new or more stringent governmental regulation.    The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

        The loss of our key customer could have a material adverse effect on us.    For the year ended March 31, 2003, The Boeing Company, or Boeing, represented approximately 16% of net sales. For fiscal 2002, Boeing represented approximately 15% of net sales. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

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

        Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is born by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. In the event that the aircraft fails to reach the production stage, inadequate number of units are produced, or actual sales otherwise do not meet projections, we may incur significant costs without any corresponding revenues. For example, in fiscal year 2002, approximately $5 million of design and development costs previously incurred and capitalized in connection with the development of a new cargo aircraft were expensed after the program was abandoned. We do not currently have any other material development programs with incurred and capitalized expenses.

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

        We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.    A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, we may need to make significant capital expenditures and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, availability under our revolving credit facility and by particular restrictions contained in our revolving credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

        Cancellations, reductions or delays in customer orders may adversely affect our results of operations.    Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Because several of our operating locations typically do not obtain long-term purchase orders or commitments from our customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. These historic patterns may be disrupted by many factors, including changing economic conditions, inventory adjustments, or work stoppages or labor disruptions at our customers. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

        Our acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.    We have a consistent strategy to grow, in part, by the acquisition of additional businesses in the aerospace or power generation industries and are continuously evaluating various acquisition opportunities. Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

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

        The lack of available skilled personnel may have an adverse effect on our operations.    From time to time, some of our operating locations have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

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

Available Information

        For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission.

Item 2. Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 8,380 square feet of space. In addition, as of April 1, 2003, we owned or leased the following facilities in which our operating locations are located, including the operating location purchased in connection with our recent acquisition of certain assets of Parker Hannifin Corporation's United Aircraft Products division:

Location	Description	Square Footage	Owned/ Leased
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Hot Springs, AR	Machine shop/office	214,620	Owned
Chandler, AZ	Thermal processing facility/office	7,000	Leased
Chandler, AZ	Casting facility/office	26,500	Leased
Phoenix, AZ	Plasma spray facility/office	13,500	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Phoenix, AZ	Repair and overhaul/office	4,598	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,100	Owned
Tempe, AZ	Manufacturing facility/office	101,601	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
Glendale, CA	Instrument shop/warehouse/office	25,000	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
Hampshire, England	Repair and overhaul/office	11,915	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	7,200	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Bridgeview, IL(1)	Steel processing facility/office	140,000	Leased
Chicago, IL(2)	Steel distributing facility/office	135,700	Owned
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	50,000	Owned
Wellington, KS	Repair and overhaul/office	65,000	Leased
Wichita, KS	Manufacturing facility/office	46,100	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Tetterboro, NJ	Repair and overhaul/office	13,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	20,000	Owned
Cleveland, OH	Steel fabrication facility/office	30,950	Leased
Forest, OH	Manufacturing facility/office	125,000	Owned
Plain City, OH	Office	2,000	Leased
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned

Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Kent, WA	Warehouse/office	5,000	Leased
Spokane, WA	Manufacturing facility/office	394,000	Owned
Brookfield, WI	Manufacturing facility/office	62,000	Leased

(1)
We currently lease this property, however, all operations at this location were discontinued as of March 31, 2003 in connection with the designation of our metals group as a discontinued operation.

(2)
We currently own this property, however, all operations at this location were discontinued as of March 31, 2003 in connection with the designation of our metals group as a discontinued operation.

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

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2003
1st Quarter	$48.80	$38.54
2nd Quarter	42.90	28.00
3rd Quarter	31.94	24.52
4th Quarter	32.82	21.00
Fiscal 2002
1st Quarter	$49.30	$37.65
2nd Quarter	48.15	22.90
3rd Quarter	33.26	23.05
4th Quarter	40.00	30.75

        As of May 30, 2003, the reported closing price for our Common Stock was $31.51. As of May 30, 2003, there were approximately 38 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 2,600 persons.

Dividend Policy

        We have never declared or paid cash dividends on any class of our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, and reinvest them in the development of our business. Certain of our debt arrangements, including our revolving credit facility prohibit us from paying dividends or making any distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Years Ended March 31,
	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$565,381	$565,343	$500,201	$368,614	$328,577
Cost of products sold	398,258	385,392	331,929	244,290	220,002

Gross profit	167,123	179,951	168,272	124,324	108,575
Selling, general and administrative expense	72,113	70,251	64,000	47,405	41,092
Depreciation and amortization(6)	24,387	20,546	25,090	18,683	13,351
Special charge	—	5,044	—	734	—

Operating income	70,623	84,110	79,182	57,502	54,132
Interest expense and other	12,365	12,773	20,549	9,215	4,630

Income from continuing operations, before income taxes	58,258	71,337	58,633	48,287	49,502
Income tax expense	20,682	22,220	20,788	16,249	18,791

Income from continuing operations	37,576	49,117	37,845	32,038	30,711
(Loss) income from discontinued operations	(859)	320	1,369	2,564	2,436

Net income	$36,717	$49,437	$39,214	$34,602	$33,147

Earnings per share:
Income from continuing operations:
Basic	$2.37	$3.11	$3.12	$2.74	$2.58
Diluted	$2.36	$3.09	$3.00	$2.58	$2.43
Shares used in computing earnings per share:
Basic	15,833	15,784	12,125	11,689	11,896
Diluted	15,924	15,918	12,629	12,397	12,646
	As of March 31,
	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)
	(in thousands)
Balance Sheet Data:
Working capital	$231,917	$197,933	$188,008	$131,608	$102,018
Total assets	864,168	772,965	731,369	506,931	428,857
Long-term debt, including current portion	199,523	158,256	176,322	138,808	93,008
Total stockholders' equity	494,985	453,501	389,891	244,370	214,777

(1)
Results include the acquisitions of the Ozone Assets, the Aerocell Assets, Furst and the assets of The Boeing Company's Spokane Fabrication Operation from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(2)
Results include the acquisition of EFS Aerospace, Inc. from the date of acquisition. See Note 3 to the Consolidated Financial Statements. Results also include the $5.0 million write-off of design and development costs related to a new aircraft program, which was deemed unlikely to go into production.

(3)
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

(5)
Results include the acquisitions of Nu-Tech Industries, Inc., DG Industries, Inc., DV Industries, Inc., Triumph Air Repair (Europe) Ltd., HTD Aerospace, Inc. and Triumph Precision, Inc. from the date of each respective acquisition.

(6)
Fiscal 2003 and fiscal 2002 exclude goodwill amortization due to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). Had the Company adopted SFAS No. 142 at the beginning of fiscal 1999, pre-tax and after-tax amortization of goodwill that would have been excluded from each of the fiscal years 2001 through 1999 are as follows: 2001: $7,125 and $5,292; 2000: $5,268 and $4,130 and 1999: $3,587 and $2,696.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

Industry Trends

        The events of the last two years as delineated below and their aftermath impacted both the OEM and the maintenance, repair and overhaul markets. The most direct impact from these events was an immediate reduction in commercial air travel. According to the Air Transport Association, commercial air travel for the month of September 2001, as measured by revenue passenger miles flown, was down approximately 43% from August 2001 and down approximately 31% compared to September 2000. This significant decline was followed by a slow, but steady, recovery, with revenue passenger miles down approximately 25% in October 2001 and down only approximately 8% in August 2002 when compared to prior year periods. Beginning in September 2002 and continuing through February 2003, revenue passenger miles were up each month compared to prior year periods. Although the combined effect of the recent Iraq conflict and the outbreak of Sudden Acute Respiratory Syndrome, or SARS, have again negatively impacted commercial air travel, we believe that overall trends should continue to improve. However, demand for air travel is affected by a number of factors, including the absolute level of general economic activity.

        The decline in demand for air travel has negatively impacted the operating performance and profitability of the worldwide airline industry. As a result, many airlines have reduced their fleet size by temporarily grounding or permanently retiring older and less cost-efficient aircraft. New aircraft orders have fallen and certain airlines have begun to delay or cancel scheduled deliveries of new aircraft. New commercial aircraft deliveries declined approximately 20% in 2002 versus 2001, based upon the most recent data provided by Boeing and Airbus. Notwithstanding this reduction, the actual 684 deliveries for 2002 represent the fifth highest number of deliveries in any of the prior ten years.

        In addition to deferring new aircraft purchases, many airlines elected to defer certain optional maintenance and refurbishment activities in order to minimize total cash outlays in response to weaker air travel demand. A significant portion of maintenance, repair and overhaul activity required on commercial aircraft is mandated by government regulation that limits the total time or number of flights that may elapse between scheduled maintenance, repair and overhaul ("MRO") events. As a result, although short-term deferrals are possible, maintenance, repair and overhaul activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long term, trends in the maintenance, repair and overhaul market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, flown. According to the Airline Monitor, since 1969 worldwide ASMs have grown every year but 1991, 2001 and 2002.

        The negative effects of the events of September 11, 2001, SARS, the war in Iraq, along with the already prolonged outlook for the commercial air travel downcycle, have led to a reduced forecast for a turnaround in large commercial OEM deliveries until 2006 at the earliest. The current lack of a pick up in air travel also impacts the supplier base, as MRO work remains curtailed and, in order to preserve cash, airlines are only performing retrofits absolutely necessary for safety reasons. The trends have been somewhat offset by increased demand for new and replacement military equipment in support of stronger national defense and a renewed emphasis on homeland security. Followed by a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has continued to increase in recent years. Under the Bush administration, the U.S. defense budget has seen the first double digit increase since the early 1990's. The 2003 U.S. defense budget request totaled approximately $380 billion and the Bush administration has proposed increasing these spending levels to over $450 billion by 2007.

Fiscal year ended March 31, 2003 compared to fiscal year ended March 31, 2002

        Net sales.    Net sales remained virtually unchanged at $565.4 million for fiscal 2003 from the prior year period. A decline in net sales due to a decrease in commercial airframe build rates was offset by revenue increases from certain military programs, most significantly the C-17 and F-18 E/F programs, and from the positive impact from the acquisition of EFS Aerospace, Inc. ("EFS") in fiscal 2002 and from the acquisitions of certain assets of Ozone Industries, Inc. in April 2002; and substantially all of the assets of Aerocell Structures, Inc. in July 2002, Furst Aircraft and Instrument in August 2002, and The Boeing Company's Spokane Fabrication Operation in January 2003, (collectively, the "2003 Acquisitions.")

        Costs of products sold.    Costs of products sold increased by $12.9 million, or 3.3%, to $398.3 million for fiscal 2003 from $385.4 million for fiscal 2002. Costs of products sold increased as a percentage of sales primarily due to lower operating rates in relation to fixed costs, significant increases in healthcare costs and from the acquisition of EFS and the 2003 Acquisitions, partially mitigated by reductions in employee incentive payments and employee benefits. Included in the net increase in cost of goods sold is a $4.5 million gain recognized during fiscal 2003, related to the modification of employee benefit plans.

        Gross profit.    Gross profit decreased by $12.8 million, or 7.1%, to $167.1 million for fiscal 2003 from $180.0 million for fiscal 2002. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 29.6% and 31.8% for fiscal 2003 and fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $1.9 million, or 2.7%, to $72.1 million for fiscal 2003 from $70.3 million for fiscal 2002, due to increases in healthcare costs, liability insurance premiums, as well as the inclusion of EFS and the 2003 Acquisitions, partially offset by a reduction in employment costs which resulted from a reduction in headcount and reductions in employee incentive payments and employee benefits.

        Depreciation and amortization.    Depreciation and amortization increased by $3.8 million, or 18.7%, to $24.4 million for fiscal 2003 from $20.5 million for fiscal 2002, primarily due to an increase in depreciation as a result of capital expenditures made over the last twelve months and from the assets acquired in connection with the inclusion of EFS and the 2003 Acquisitions.

        Special Charge.    During the second quarter of fiscal 2002, we recorded a special charge totaling $5.0 million related to the write-off of design and development costs related to a new aircraft program, which we deemed unlikely to go into production.

        Operating income.    Operating income decreased by $13.5 million, or 16.0%, to $70.6 million for fiscal 2003 from $84.1 million for the prior year period. The net decrease in operating income from the prior year period resulted from the decrease in gross profit, most notably from the decrease in commercial airframe build rates discussed above and an increase in depreciation and amortization expense, partially offset by the operating profits from the inclusion of EFS and the 2003 Acquisitions.

        Interest expense and other.    Interest expense and other decreased by $0.4 million, or 3.2%, to $12.4 million for fiscal 2003 from $12.8 million for the prior year period. This decrease was primarily due to lower interest rates, partially offset by increased borrowing resulting from the acquisition of EFS, the 2003 Acquisitions and our capital expenditure program.

        Income tax expense.    The effective tax rate was 35.5% for fiscal 2003 and 31.1% for fiscal 2002.

        Discontinued Operations.    In March 2003, the Company declared its Metals businesses ("Metals") to be discontinued operations and expects to sell these businesses in fiscal 2004. These businesses that comprise the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, as well as structural steel erection services. The Company has stated that it would retain Metals due to its positive cash flows that were used to fund the growth of its aviation businesses. However, the Company has decided to focus on its core capabilities in aviation and sell Metals. Loss from discontinued operations before income taxes was $1.3 million for fiscal 2003 compared with income from discontinued operations before income taxes of $0.5 million for fiscal 2002. The benefit for income taxes was $0.5 million in fiscal 2003 compared to a provision of $0.1 million in the prior year period.

Fiscal year ended March 31, 2002 compared to fiscal year ended March 31, 2001

        Net sales.    Net sales increased by $65.1 million, or 13.0%, to $565.3 million for fiscal 2002 from $500.2 million for the prior year period. This growth in revenue was due to our increased participation in the expanding regional jet market, namely the Canadair RJ programs, growth of participation in Airbus programs, primarily the A319, A320 and A321 programs and participation in certain military programs, most significantly the C-17 and F-18 programs. Revenue growth was also helped by the positive impact of license agreements and product lines obtained in fiscal 2001 and from the acquisition of EFS. Increases in certain Boeing program deliveries, namely the B737 new generation and B777, added to the growth of net sales in fiscal 2002 over the prior year period offset by declines in other programs, most notably the E-2C.

        Costs of products sold.    Costs of products sold increased by $53.5 million, or 16.1%, to $385.4 million for fiscal 2002 from $331.9 million for fiscal 2001. This increase was primarily due to the increase in sales and the acquisition of EFS.

        Gross profit.    Gross profit increased by $11.7 million, or 6.9%, to $180.0 million for fiscal 2002 from $168.3 million for fiscal 2001. This increase was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 31.8% and 33.6% for fiscal 2002 and fiscal 2001, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $6.3 million, or 9.8%, to $70.3 million for fiscal 2002 from $64.0 million for fiscal 2001, due to a general increase in expenses as well as the acquisition of EFS.

        Depreciation and amortization.    Depreciation and amortization decreased by $4.5 million, or 18.1%, to $20.5 million for fiscal 2002 from $25.1 million for fiscal 2001, primarily due to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. In accordance with SFAS 142, we stopped amortizing goodwill effective April 1, 2001. Had SFAS 142 been effective April 1, 2000, depreciation and amortization would have increased $2.6 million, or 14.4% to $20.5 million for fiscal 2002 from $18.0 million for fiscal 2001. This increase was primarily due to an increase in amortization related to our purchase of certain licenses and a product line that we acquired at the end of the second quarter of fiscal 2001 and an increase in depreciation due to our capital expenditure program.

        Special Charge.    During the second quarter of fiscal 2002, we recorded a special charge totaling $5.0 million related to the write-off of design and development costs related to a new aircraft program, which we deemed unlikely to go into production.

        Operating income.    Operating income increased by $4.9 million, or 6.2%, to $84.1 million for fiscal 2002 from $79.2 million for the prior year period. Had SFAS 142 been effective April 1, 2000, operating income for fiscal 2001 would have been $86.3 million or $7.1 million more than reported.

        During fiscal 2002, we incurred approximately $3.4 million of amortization and royalty expenses related to our purchase of certain licenses and a product line which we acquired at the end of the second quarter of fiscal 2001 compared to approximately $1.8 million for the prior year period.

        Interest expense and other.    Interest expense and other decreased by $7.8 million, or 37.8%, to $12.8 million for fiscal 2002 from $20.5 million for the prior year period. This decrease was primarily due to lower interest rates and decreased debt levels from the follow-on public offering, which occurred in March and April of 2001.

        Income tax expense.    The effective tax rate was 31.1% for fiscal 2002 and 35.5% for fiscal 2001.

        Discontinued Operations.    Income from discontinued operations before income taxes was $0.5 million for fiscal 2002 compared to $2.2 million in the prior year period. The provision for income taxes was $0.1 million in fiscal 2003 compared to $0.8 million for fiscal 2001.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. We generated approximately $65.0 million of cash flows from operating activities for the year ended March 31, 2003, used approximately $106.2 million in investing activities and raised approximately $42.1 million in financing activities for the year ended March 31, 2003.

        In December 2002, we issued two classes of Senior Notes: $80.0 million of Class A notes and $70.0 million of Class B notes. The Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. The Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10.0 million starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down our revolving credit facility ("Credit Facility").

        In conjunction with the issuance of the Senior Notes, we amended our Credit Facility to reduce the credit limit from $350.0 million to $250.0 million, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.0% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at our option. The variation in the interest rate is based upon our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, we are required to pay a commitment fee of between 0.2% and 0.4% on the unused portion of our Credit Facility. As of March 31, 2003, $211.0 million was available under our Credit Facility. On March 31, 2003, an aggregate amount of approximately $32.5 million was outstanding under the Credit Facility, $27.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 2.65% per annum, and $5.5 million of which was accruing interest at the overnight rate of 2.84% per annum. Amounts repaid under our Credit Facility may be reborrowed.

        On August 23, 2001, we entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 (the "Bonds"). The proceeds of the Bonds of $7.5 million were used to fund the purchase of our TriWestern Metals subsidiary's new electro-galvanizing production line. The Bonds were due to mature on August 1, 2016 and were secured by the equipment. In November 2002, we retired all of the outstanding Bonds totaling $7.5 million, plus accrued interest. The retirement of the Bonds was funded by borrowings under our Credit Facility.

        In November 2002, we retired $11.2 million of subordinated promissory notes and $0.7 million of junior subordinated promissory notes, which were included in other debt. The retirement of the subordinated promissory notes and junior subordinated promissory notes were funded by borrowings under our Credit Facility.

        Capital expenditures were approximately $31.6 million for the year ended March 31, 2003, primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be approximately $30.0 million for our fiscal year ending March 31, 2004. The expenditures are expected to be used mainly to expand capacity at several facilities.

        In April 2002, we acquired certain assets of Ozone Industries, Inc. In July 2002, we acquired substantially all of the assets of Aerocell Structures, Inc., located in Hot Springs, Arkansas, which is being operated by our subsidiary, Airborne Nacelle Services, Inc. In August 2002, we acquired substantially all of the assets of Furst Aircraft and Instrument, located in Teterboro, New Jersey, which is being operated by our subsidiary, Furst Aircraft, Inc. The total cash paid at these closings of approximately $25.8 million was funded by borrowings under our Credit Facility.

        In November 2002, we acquired the remaining four percent of the stock of our subsidiary, Triumph Controls, Inc. The cash purchase price paid at closing of $4.0 million was funded by borrowings under our Credit Facility.

        In January 2003, we acquired substantially all of the assets of The Boeing Company's Spokane Fabrication Operation, located in Spokane, Washington. The acquired business, which was renamed Triumph Composite Systems, Inc., adds new products and new capabilities to our portfolio of structural component products and services. Triumph Composite Systems is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Primary products include floor panels, air control system ducts and nonstructural composite flight deck components. As part of the transaction, we have entered into an eight-year single-source supply agreement with The Boeing Company for the products currently produced by Triumph Composite Systems. The purchase price of approximately $42.2 million, which was paid in cash at closing for this acquisition, was funded by borrowings under our Credit Facility.

        In May 2003, we acquired certain assets of Parker Hannifin's United Aircraft Products Division for $15.0 million, which will be operated by our subsidiary Triumph Thermal Systems. This purchase was funded by borrowings under our Credit Facility.

        On December 15, 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In March 2003, we repurchased a total of 10,000 shares at an average share price of $22.08. From the inception of the program through March 31, 2003, we have repurchased a total of 279,200 shares for a total purchase price of $6.9 million.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$195,775	$6,060	$4,656	$53,270	$131,789
Capital Lease Obligations (1) (2)	4,103	2,013	2,082	8	—
Operating Leases	76,454	13,052	31,215	16,656	15,531
Operating Leases-discontinued operations	3,407	852	1,642	715	198
Other Long Term Obligations (1)	1,183	248	496	439	—

Total	$280,922	$22,225	$40,091	$71,088	$147,518

(1)
Included in our balance sheet at March 31, 2003.

(2)
Includes interest component.

        We believe that cash generated by operations and borrowings under our Credit Facility will be sufficient to meet anticipated cash requirements for our current operations. However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under our Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

Critical Accounting Policies

        Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 2 of "Notes to Consolidated Financial Statements."

  Allowance for Doubtful Accounts

        Trade receivables are presented net of an allowance for doubtful accounts. In determining the appropriate allowance, we consider a combination of factors, such as industry trends, our customers' financial strength and credit standing, and payment and default history. The calculation of the required allowance requires a judgment as to the impact of these and other factors on the ultimate realization of our trade receivables.

  Inventories

        Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.

  Revenue Recognition

        We recognize revenues in accordance with invoice terms, generally when products are shipped or services are rendered. Our policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at our option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional amounts may be required.

  Goodwill and Intangible Assets

        Under Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

        SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2003 and determined that there was no impairment.

  Discontinued Operations

        We account for our metals businesses as discontinued operations because we plan to sell these businesses. Accounting treatment for discontinued operations involves segregation of the net assets and operating results of the discontinued operations for separate disclosure in the financial statements, rather than including the results within the other line-items of the financial statements. We have determined that the metals businesses meet the held-for-sale criteria of current accounting requirements as of March 31, 2003. Judgments and estimates were used in reaching this conclusion. A different interpretation of current accounting literature that concluded discontinued operation accounting did not apply would have a significant impact on the financial statements, increasing revenues, operating expenses, assets and liabilities, although shareholder's equity would remain the same.

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including our revolving credit facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 6 of our consolidated financial statements included in this report.

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2003. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2003.

  Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$7,150	$4,525	$1,345	$10,006	$10,000	$130,000	$163,026
Weighted average interest rate (%)	7.05	6.99	6.09	5.59	5.59	5.88
Variable rate cash flows (in thousands)	$681	$361	$396	$32,863	$407	$1,789	$36,497
Weighted average interest rate (%)	3.09	1.96	2.09	2.67	2.14	1.91

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", "potential", and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in Item 1. Business.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        See discussion in Item 7.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 23, 2003

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash	$8,583	$6,830
Accounts receivable, less allowance for doubtful accounts of $5,140 and $3,854	106,841	99,655
Inventories	196,343	175,164
Assets held for sale	27,883	28,510
Prepaid expenses and other	3,549	3,468

Total current assets	343,199	313,627
Property and equipment, net	215,832	159,845
Goodwill	260,467	250,410
Intangible assets, net	31,055	34,947
Other, net	13,615	14,136

Total assets	$864,168	$772,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,466	$39,763
Accrued expenses and other	44,808	45,375
Liabilities related to assets held for sale	6,361	8,181
Income taxes payable	3,231	6,445
Deferred income taxes	1,585	4,635
Current portion of long-term debt	7,831	11,295

Total current liabilities	111,282	115,694
Long-term debt, less current portion	191,692	146,961
Deferred income taxes and other	66,209	56,809
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 and 14,178,789 shares issued	16	14
Class D common stock convertible, $.001 par value, 6,000,000 shares authorized, 0 and 1,848,535 shares issued and outstanding	—	2
Capital in excess of par value	258,675	258,256
Treasury stock, at cost, 183,260 and 210,210 shares	(4,549)	(5,252)
Accumulated other comprehensive income (loss)	543	(3,156)
Retained earnings	240,300	203,637

Total stockholders' equity	494,985	453,501

Total liabilities and stockholders' equity	$864,168	$772,965

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements Of Income

(In thousands, except per share data)

	Year ended March 31,
	2003	2002	2001
Net sales	$565,381	$565,343	$500,201
Operating costs and expenses:
Cost of products sold	398,258	385,392	331,929
Selling, general and administrative	72,113	70,251	64,000
Depreciation and amortization	24,387	20,546	25,090
Special charge	—	5,044	—

	494,758	481,233	421,019

Operating income	70,623	84,110	79,182
Interest expense and other	12,365	12,773	20,549

Income from continuing operations before income taxes	58,258	71,337	58,633
Income tax expense	20,682	22,220	20,788

Income from continuing operations	37,576	49,117	37,845
(Loss) income from discontinued operations, net	(859)	320	1,369

Net income	$36,717	$49,437	$39,214

Earnings per share—basic:
Income from continuing operations	$2.37	$3.11	$3.12
(Loss) income from discontinued operations, net	(0.05)	0.02	0.11

Net Income	$2.32	$3.13	$3.23

Weighted average common shares outstanding—basic	15,833	15,784	12,125

Earnings per share—diluted:
Income from continuing operations	$2.36	$3.09	$3.00
(Loss) income from discontinued operations, net	(0.05)	0.02	0.11

Net Income	$2.31	$3.11	$3.11

Weighted average common shares outstanding—diluted	15,924	15,918	12,629

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at March 31, 2000	$12	$135,418	$(5,580)	$(684)	$115,204	$244,370
Net income					39,214	39,214
Foreign currency translation adjustment				(490)		(490)

Total comprehensive income						38,724

Exercise of options to purchase common stock			413		(78)	335
Exercise of warrant to purchase 650,000 shares of common stock	—	—				—
Issuance of 3,000,003 shares of common stock in public offering (net of $500 issuance costs)	3	106,372				106,375
Other		87				87

Balance at March 31, 2001	15	241,877	(5,167)	(1,174)	154,340	389,891
Net income					49,437	49,437
Foreign currency translation adjustment				(51)		(51)
Cumulative effect of accounting change				(1,934)		(1,934)
Change in fair value of interest rate swap				3		3

Total comprehensive income						47,455

Purchase of 25,000 shares of common stock			(750)			(750)
Exercise of options to purchase common stock			665		(140)	525
Issuance of 450,000 shares of common stock in public offering	1	16,030				16,031
Other		349				349

Balance at March 31, 2002	16	258,256	(5,252)	(3,156)	203,637	453,501
Net income					36,717	36,717
Foreign currency translation adjustment				1,768		1,768
Change in fair value of interest rate swap				1,931		1,931

Total comprehensive income						40,416

Purchase of 10,000 shares of common stock			(220)			(220)
Exercise of options to purchase common stock		70	923		(54)	939
Other		349				349

Balance at March 31, 2003	$16	$258,675	$(4,549)	$543	$240,300	$494,985

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended March 31,
	2003	2002	2001
Operating Activities
Net income	$36,717	$49,437	$39,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,387	20,546	25,090
Non-cash special charge	—	5,044	—
Other amortization included in interest expense	415	387	336
Provision for doubtful accounts receivable	2,161	2,179	1,045
Provision for deferred income taxes	6,009	7,421	7,512
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	634	1,099	1,002
Changes in other current assets and liabilities, excluding the effects of acquisitions	(4,706)	(8,973)	(48,443)
Changes in discontinued operations	(1,193)	156	(3,040)
Other	580	(2,631)	(2,911)

Net cash provided by operating activities	65,004	74,665	19,805

Investing Activities
Capital expenditures	(31,567)	(29,311)	(20,604)
Proceeds from sale of assets	1,065	684	11,930
Cash used for businesses acquired	(75,672)	(29,489)	(153,092)

Net cash used in investing activities	(106,174)	(58,116)	(161,766)

Financing Activities
Net proceeds from common stock offering	—	16,031	106,375
Net (decrease) increase in revolving credit facility	(81,871)	(30,667)	37,796
Proceeds from issuance of long-term debt	150,000	7,500	—
Retirement of long-term debt	(19,354)	—	—
Repayment of debt and capital lease obligations	(5,793)	(6,961)	(3,583)
Payment of deferred financing cost	(1,588)	—	(371)
Purchase of treasury stock	(220)	(750)	—
Proceeds from exercise of stock options	939	525	335

Net cash provided by (used in) financing activities	42,113	(14,322)	140,552

Effect of exchange rate changes on cash	810	(11)	34

Net change in cash	1,753	2,216	(1,375)
Cash at beginning of year	6,830	4,614	5,989

Cash at end of year	$8,583	$6,830	$4,614

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    Basis of Presentation

        Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, is engaged in aviation products and services.

        The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries (collectively, the "Company"). Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

2.    Summary of Significant Accounting Policies

  Organization

        Triumph designs, engineers, manufactures or repairs and overhauls aircraft components and industrial gas turbine components and accessories for commercial airlines, air cargo carriers and original equipment manufacturers of aircraft and aircraft components and power generation equipment on a worldwide basis. The Company markets its products and services through various groups, which are aggregated for reporting purposes, based on the products and services that it provides.

        The Company's revenue is generated from the design, engineering, manufacturing, repair, overhaul and distribution of aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. The Company's repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units for both commercial airlines and original equipment manufacturers ("OEMs"). Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as The Boeing Company ("Boeing") and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis. In addition, the Company repairs and overhauls industrial gas turbine components, primarily for power generation equipment operators and applies high temperature coatings for both internal and external customers.

  Concentration of Credit Risk

        Accounts Receivable are recorded net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records the allowance for doubtful accounts based on prior experience and for specific collectibility matters when they arise. The Company writes off balances against the reserve when collectibility is deemed remote.

        The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from Boeing represented approximately 16% of total accounts receivable as of March 31, 2003 and 11% at March 31, 2002. The Company had no other significant concentrations of credit risk. Boeing represented approximately 16%, 15% and 14% of net sales in fiscal 2003, 2002 and 2001, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

        During fiscal years 2003, 2002 and 2001, the Company had foreign sales of $122,194, $132,213 and $115,050, respectively.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Derivatives and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivatives change in fair value, if any, will be immediately recognized in earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in the cumulative effect of an accounting change being recognized as a charge of $1,934 (net of $1,185 of income tax benefit) in other comprehensive income.

  Use of Derivative Financial Instruments

        The Company periodically uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. The Company had entered into an interest rate swap contract, which effectively converted a portion of its floating-rate debt to a fixed-rate basis through November 2002. Under the interest rate swap contract, the Company paid amounts equal to the specified fixed-rate interest (6.56%) multiplied by the notional principal amount ($100,000), and received a floating-rate interest (30-day LIBOR) multiplied by the same notional principal amount. The net effect of the spread between the floating rate and the fixed rate is reflected as an adjustment to interest expense in the period incurred. No other cash payments were to be made unless the contract was terminated prior to maturity, in which case the amount paid or received in settlement was established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The Company accounted for its interest rate swap contract as a cash flow hedge that was highly effective. At March 31, 2002, the interest rate swap is reflected at fair value of $3,115 and is included in accrued expenses and other. The Company's interest rate swap terminated in November 2002. The Company did not experience any ineffectiveness with its interest rate swap and, accordingly, did not recognize any gains or losses in its earnings.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39 1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment, which are depreciated over a period of 3 to 10 years).

  Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however companies with fiscal years beginning after March 15, 2001 were permitted to adopt the statement early. Accordingly, effective April 1, 2001, the Company adopted SFAS No. 142. The following table reflects the year ended March 31, 2001 net income and earnings per share as if SFAS No. 142 had been adopted on April 1, 2000:

Year ended March 31, 2001
Reported net income	$39,214
Add-back after-tax goodwill amortization	5,292

Adjusted net income	$44,506

Earnings per share—basic:
Net income	$3.23
Add-back after-tax goodwill amortization	0.44

Adjusted net income per share	$3.67

Earnings per share—diluted:
Net income	$3.11
Add-back after-tax goodwill amortization	0.41

Adjusted net income per share	$3.52

        Intangible assets cost and accumulated amortization at March 31, 2003 were $48,619 and $17,564, respectively. Intangible assets cost and accumulated amortization at March 31, 2002 were $48,219 and $13,272, respectively. Intangible assets consist of two major classes: (i) product rights and licenses and (ii) non-compete agreements and other. Gross cost and accumulated amortization of product rights and licenses at March 31, 2003 were $37,108 and $10,680 respectively, and at March 31, 2002 were $36,708 and $7,136, respectively. Gross cost and accumulated amortization of noncompete agreements and other at March 31, 2003 were $11,511 and $6,884, respectively, and at March 31, 2002 were $11,511 and $6,136, respectively. Amortization expense for the fiscal years ended March 31, 2003, 2002, and 2001 was $4,292 and $4,544 and $3,759, respectively. Amortization expense for the five fiscal years succeeding March 31, 2003 by year is expected to be as follows: 2004: $4,024; 2005: $4,024; 2006: $4,024; 2007: $4,024; 2008: $3,955.

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

  Research and Development Expense

        Research and development expense was approximately $2,061, $577 and $407 for the years ended March 31, 2003, 2002 and 2001, respectively.

  Foreign Currency Translation

        The financial statements of the Company's subsidiaries in France are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss). At March 31, 2003 and 2002, accumulated comprehensive income (loss) resulting from foreign currency translation was $543 and $(1,225), respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

  New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of

Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides, among other things, more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as "held for sale." The Company's adoption of the provisions of SFAS No.144 on April 1, 2002 did not effect its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 requires that the liability be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 15, 2002, with early application encouraged. The Company adopted SFAS No. 146 in the third quarter of fiscal 2003. The effect of adoption was not material.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income and earnings per share. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. The Company has adopted the annual financial statement disclosure requirements of SFAS No. 148 in fiscal 2003 and will adopt the interim financial statement disclosure requirements in the first quarter of fiscal 2004.

        The Company uses the accounting method under APB Opinion No. 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

        The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8% for 2003, 5.0% for 2002 and 6.2% for 2001; no dividends; a volatility factor of the expected market price of the Company's Common stock of .37, .34 and .34 for 2003, 2002 and 2001, respectively, and a weighted-average expected life of the options of 6 years.

        For purposes of pro forma disclosures, the weighted average fair value of the options ($19.69 for the 2003 issuance, $16.30 for the 2002 issuance and $14.13 for the 2001 issuance) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Net Income and Earnings Per Share

	Year ended March 31,
	2003	2002	2001
Net income, as reported	$36,717	$49,437	$39,214
Stock-based employee compensation cost, net of related tax effects, included in reported net income	224	224	55
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(2,147)	(1,927)	(1,208)

Pro forma net income	$34,794	$47,734	$38,061

Earnings per share—basic:
Net income, as reported	$2.32	$3.13	$3.23
Pro forma net income	$2.20	$3.02	$3.14
Earnings pers share—diluted
Net income, as reported	$2.31	$3.11	$3.11
Pro forma net income	$2.20	$3.02	$3.04

  Reclassifications

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation, primarily due to the discontinued operations (see note 15).

3.    Acquisitions

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's subsidiary, HTD Aerospace, Inc. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc. ("Aerocell Assets"), which are being operated by the Company's subsidiary, Airborne Nacelle Services, Inc. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument ("Furst") which are being operated by the Company's subsidiary, Furst Aircraft, Inc. In January 2003, the Company acquired substantially all of the assets of Boeing's Spokane Fabrication Operation which are being operated by the Company's subsidiary, Triumph Composite Systems, Inc. (collectively, the "2003 Acquisitions"). The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems, the Aerocell Assets to expand its capabilities and customer base in repair of flight control surfaces, Furst to expand its capabilities and customer base in instrument repair, and Triumph Composite Systems to expand its product line offerings of structural components to include stressed floor panels. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The Aerocell Assets are used in the repair and overhaul of airframe components, bonded components and structural assemblies for all commercial air fleets. Furst operates within the business jet market as a certified instrument repair, overhaul and re-certification facility and has capabilities on more than 1,500 components and represents most major manufacturers. In addition, Furst provides avionics installation services, rotables, loaners, engineering, 24-hour AOG support, inventory and parts management and field services. Triumph Composite Systems, Inc.'s facility is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Triumph Composite Systems, Inc.'s primary products include floor panels, air control systems ducts and non-structural composite flight deck components. As part of the transaction, the Company and Boeing have entered into an eight-year single-source supply agreement for the products currently produced at Triumph Composite Systems. The combined purchase price of the 2003 Acquisitions was $72,254. This amount includes cash paid at the closings, direct costs of the transactions and deferred payments. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $11,466 was recorded as goodwill, all of which is tax-deductible. The purchase price has not been finalized in two of the acquisitions due to a contingency in one acquisition and an amount held in escrow in a second acquisition. Both the resolution of the contingency and the disposition of the escrow funds are not expected to materially affect purchase accounting. Also, certain elements of the purchase price are subject to change pursuant to agreement on closing balance sheets.

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2003 Acquisitions recorded at each respective acquisition:

Cash	$4
Accounts receivable	4,144
Inventory	12,835
Prepaids and other	90
Property and equipment	45,462
Goodwill	11,466
Deferred tax assets	3,307

Total assets	$77,308

Accounts payable	$1,124
Accrued expenses	8,208

Total liabilities	$9,332

        In November 2002, the Company acquired the remaining four percent of the stock of its subsidiary, Triumph Controls, Inc. for a cash purchase price of $4,060. The amount of the purchase price in excess of the carrying value of the minority interest liability of $3,425 was recorded as goodwill.

        In August 2001, the Company acquired substantially all of the assets of EMCO Fluid Systems, Inc., which was renamed EFS Aerospace, Inc. ("EFS"). The Company acquired EFS to expand its product line offerings in hydraulic control systems. EFS, located in Valencia, California, designs, produces, assembles and tests both hydraulic and pneumatic valves and actuators for the aviation and aerospace industries. The purchase price of approximately $35,111 includes the assumption of debt and certain liabilities and direct costs of the transaction. The excess of the purchase price over the estimated fair value of the net assets acquired of $25,027 was recorded as goodwill, all of which is tax-deductible. The EFS acquisition agreement had provided for a $5,000 contingent subordinated promissory note. In March 2003, the Company renegotiated the $5,000 contingent subordinated promissory note to a $2,500 non-contingent subordinated promissory note.

        Effective April 1, 2000, the Company acquired all of the outstanding stock of ACR Industries, Inc. ("ACR"), Chem-Fab Corporation ("Chem-Fab") and Airborne Nacelle Services, Inc. ("Airborne Nacelle") and on June 1, 2000, the Company acquired certain assets from the Anadite California Restoration Trust ("Anadite Assets") (collectively, the "2001 Acquisitions"). ACR, located in Macomb, Michigan, is a leading manufacturer of complex geared assemblies including gas turbine jet engine gear boxes, helicopter transmissions, geared systems for fixed-winged aircraft and other related components. Chem-Fab and Airborne Nacelle, both located in Hot Springs, Arkansas, together process sheet metal and other structural parts and assemblies for the aerospace industry. The Anadite Assets, which will be relocated to several of the Company's existing operating facilities, provide anodizing, chemical film coating, phosphate flouride coating, passiviation, liquid penetrant inspection, hardness testing, conductivity testing, thermal optical properties testing and painting to the aerospace industry. The combined purchase price for the 2001 Acquisitions was $100,466. The purchase price included cash paid at closing, the assumption of debt and certain liabilities, direct costs of the acquisitions and deferred payments.

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

        The combined excess of the purchase price over the estimated fair value of the net assets acquired in the 2001 Acquisitions in the amount of $53,523 was recorded as Goodwill. The excess of the purchase price over the estimated fair value of the tangible assets acquired in the New Product Lines of $22,875 and $28,323 have been recorded as goodwill and intangible assets respectively. The intangible assets related to the APU product rights are being amortized over 10 years.

        These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

        The following unaudited pro forma information for the fiscal years ended March 31, 2003 and 2002 have been prepared assuming the 2003 Acquisitions had occurred on April 1, 2001. The pro forma information for the fiscal year ended March 31, 2003 is as follows: Net Sales: $570,261; Net Income: $36,185; Net income per share—basic: $2.29; Net income per share—diluted: $2.27. The pro forma information for the fiscal year ended March 31, 2002 is as follows: Net Sales: $601,569; Net Income: $48,312; Net income per share—basic: $3.06; Net income per share—diluted: $3.04. The following unaudited pro forma information for the year ended March 31, 2001 has been prepared assuming the EFS Acquisition had occurred on April 1, 2000: Net sales: $529,520; Net Income: $40,622; Net income per share—basic: $3.35; and Net income per share—diluted: $3.22. The pro forma effect of the EFS acquisition for the fiscal year ended March 31, 2002 was not material. The pro forma effect of the 2001 Acquisitions for the year ended March 31, 2001 was not material.

        The pro forma effects of the acquisition of Boeing's Spokane Fabrication Operation assets are not included in the above pro forma amounts because the required information is not available. The Spokane Fabrication Operation was a cost center of Boeing, which did not have separate financial statements.

        The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets arising from the transactions. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

4.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	March 31,
	2003	2002
Raw materials	$60,039	$50,687
Work-in-process	74,154	76,811
Finished goods	62,150	47,666

Total inventories	$196,343	$175,164

5.    Income Taxes

        The components of income tax expense are as follows:

	Year ended March 31,
	2003	2002	2001
Current:
Federal	$13,327	$13,728	$12,703
State	1,346	1,071	573

	14,673	14,799	13,276
Deferred:
Federal	5,279	6,520	6,599
State	730	901	913

	6,009	7,421	7,512

	$20,682	$22,220	$20,788

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.5	1.8	1.6
Miscellaneous permanent items and nondeductible accruals	(4.3)	(2.4)	0.2
Other	2.3	(3.3)	(1.3)

Effective income tax rate	35.5%	31.1%	35.5%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	March 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$339	$364
Accounts receivable	1,906	1,501
Unrealized loss on derivatives	—	1,184
Accruals and reserves	2,370	61
Other	219	219

	4,834	3,329
Deferred tax liabilities:
Property and equipment	41,027	31,961
Other assets	19,554	16,933
Inventory	4,108	5,748
Prepaid expenses and other	2,733	2,666

	67,422	57,308

Net deferred tax liabilities	$62,588	$53,979

        As of March 31, 2003, the Company has federal and state net operating loss carryforwards expiring in 2 to 17 years.

        Income taxes paid during the years ended March 31, 2003, 2002 and 2001 were, $9,365, $11,985 and $7,856 respectively.

6.    Long-term Debt

        Long-term debt consists of the following:

	March 31,
	2003	2002
Senior notes	$150,000	$—
Revolving credit facility	32,462	114,333
Subordinated promissory notes	9,245	25,822
Other debt	7,816	18,101

	199,523	158,256

Less current portion	7,831	11,295

	$191,692	$146,961

        In December 2002, the Company issued two classes of Senior Notes: $80,000 of Class A notes and $70,000 of Class B notes. The Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. The Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10,000 starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Company's revolving credit facility ("Credit Facility").

        In conjunction with the issuance of the Senior Notes, the Company amended its Credit Facility to reduce the credit limit from $350,000 to $250,000, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.0% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.4% on the unused portion of the Credit Facility. The Company may allocate up to $10,000 of the available Credit Facility for the issuance of letters of credit of which $6,551 and $6,740 was used at March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, the effective interest rate (which includes the effects of the interest rate swap) on borrowings under the Credit Facility was 2.68% and 7.22%, respectively. At March 31, 2003, $210,987 of additional borrowings were available under the Credit Facility.

        In conjunction with the EFS acquisition, the Company assumed $10,000 of seller financing with an interest rate of 6% with principal payments due through the maturity date of October 2005 and $1,067 of other debt. In October 2001, the Company retired substantially all of the then outstanding balance of the other debt of EFS. In March 2003, the Company renegotiated the $5,000 contingent subordinated promissory note to a $2,500 non-contingent subordinated promissory note payable in two annual installments of $1,250 on each of October 12, 2003 and 2004.

        On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 (the "Bonds"). The proceeds of the Bonds of $7,500 were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds were due to mature on August 1, 2016 and were secured by the equipment. The Bonds beared interest at a variable rate based on LIBOR, which at March 31, 2002 was 3.5%. In November 2002, the Company retired all of the outstanding Bonds totaling $7,500, plus accrued interest. The retirement of the Bonds was funded by borrowings under the Company's Credit Facility.

        In November 2002, the Company retired all of the 10.5% subordinated promissory notes and all of the 10.5% junior subordinated promissory notes, totaling $11,854. The retirement of these notes were funded by borrowings under the Company's Credit Facility. With regard to these notes, the Company, at its sole discretion, was permitted to pay interest by issuance of additional 10.5% notes and elected to do so for $634, $1,057, and $960 for the years ended March 31, 2003, 2002 and 2001, respectively.

        At March 31, 2003, the subordinated promissory notes consist of four notes, a $2,500 principal amount bearing interest at 6%, due in two annual installments of $1,250 on October 12 of each year commencing in 2003, a $3,750 principal amount bearing interest at 6%, due in three annual installments of $1,250 starting on October 12, 2003, a $2,683 principal amount bearing interest at 7%, due on July 1, 2003 and a $312 principal amount bearing interest at the one-year Eurobor plus 1%, which at March 31, 2003 was 4.23%, due on October 18, 2003.

        The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage and interest coverage ratios, and maintenance of minimum net worth.

        The fair value of the Company's Credit Facility and the industrial revenue bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, was approximately $9,566 and $27,500 at March 31, 2003 and 2002, respectively. The fair value of the senior notes, based on a discounted cash flow method, was approximately $185,700 at March 31, 2003.

        Maturities of long-term debt are as follows: 2004—$7,831; 2005—$4,886; 2006—$1,741; 2007—$42,869; 2008—$10,407; thereafter, $131,789 through 2012.

        Interest paid on indebtedness during the years ended March 31, 2003, 2002, and 2001 amounted to $8,559, $12,256, and $19,278, respectively.

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

        The Company purchased 10,000 shares and 25,000 shares of its Common stock as treasury stock in fiscal 2003 and fiscal 2002, respectively. Treasury stock is recorded at cost.

        The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions. During fiscal 2002, 1,500,000 shares of Class D common stock were converted to shares of the Company's Common stock. During fiscal 2003, the remaining 1,848,535 shares of Class D common stock outstanding were converted to common stock.

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2003 and 2002, no shares of preferred stock were outstanding.

8.    Earnings Per Share

        The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2003	2002	2001
	(thousands)
Weighted average common shares outstanding—basic	15,833	15,784	12,125
Net effect of dilutive stock options	91	134	112
Net effect of dilutive warrant	—	—	392

Weighted average common shares outstanding—diluted	15,924	15,918	12,629

        Options to purchase 209,500 shares of Common stock, at approximately $45.00 per share, were outstanding during fiscal 2003. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2003 and, therefore, the effect would be antidilutive.

9.    Employee Benefit Plans

  Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $2,711, $2,633, and $2,152 for the years ended March 31, 2003, 2002 and 2001, respectively.

  Other Postretirement Benefits

        In connection with the acquisition of one of the Company's subsidiaries, the Company provides certain postretirement medical and insurance benefits to eligible employees under a collective bargaining agreement. For any employees who retired through the date of the acquisition, the previous owner retained all liabilities for benefits due and administration of the postretirement benefits. The Company has assumed responsibility for administration of the postretirement coverage for any eligible employee who retires subsequent to the date of acquisition. The Company will pay the costs related to these benefits upon retirement. The Company does not fund the plan.

        The Company has recorded a total liability of approximately $1,170 (as estimated by actuaries) for other postretirement benefits, as of March 31, 2003. This amount is included in other liabilities. The annual expense for such benefits is not material.

  Accrued Compensation

        Included in accrued expenses at March 31, 2003 and 2002 is accrued compensation of $14,996 and $15,023, respectively.

  Stock Option Plans

        The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

Summary of Stock Option Activity

	Options	Weighted Average Exercise Price
Balance, March 31, 2000	589,556	$29.16
Granted	2,000	$31.38
Exercised	(16,990)	$19.74
Forfeited	(84,371)	$39.37

Balance, March 31, 2001	490,195	$27.73
Granted	220,000	$38.35
Exercised	(26,978)	$19.45
Forfeited	(3,350)	$32.71

Balance, March 31, 2002	679,867	$31.47
Granted	211,500	$44.67
Exercised	(36,950)	$25.43
Forfeited	(40,400)	$38.00

Balance, March 31, 2003	814,017	$34.85

Summary of Stock Options Outstanding at March 31, 2003

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.00	141,417	3.6	$19.00	141,417	$19.00
$24.63-$26.44	148,250	6.3	$25.97	111,375	$25.99
$31.38-$34.00	24,000	4.8	$33.78	23,336	$33.85
$38.35	194,250	8.1	$38.35	51,668	$38.35
$43.13-$44.91	306,100	7.7	$44.35	106,600	$43.29

	814,017			434,396

        At March 31, 2003 and 2002, 392,002 options and 563,102 options, respectively, were available for issuance under the plans.

10.    Leases

        At March 31, 2003, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2004—$13,052; 2005—$12,015; 2006—$19,200; 2007—$9,023; 2008—$7,633; thereafter, $15,531 through 2021. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

        Total rental expense was $13,300, $10,450 and $9,354 for the years ended March 31, 2003, 2002 and 2001, respectively.

11.    Property and Equipment

        Net property and equipment at March 31, 2003 and 2002 is:

	March 31,
	2003	2002
Land	$12,120	$8,597
Buildings and improvements	85,093	51,433
Machinery and equipment	196,944	158,635

	294,157	218,665
Less accumulated depreciation	78,325	58,820

	$215,832	$159,845

        Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $20,095, $16,002 and $14,803, respectively.

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

13.    Collective Bargaining Agreements

        Approximately 16% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years, with the exception of one operating location, which expired and is currently being negotiated. Approximately 3% of the Company's labor force is covered under this expired collective bargaining agreement.

14.    Supplemental Cash Flow Information

	Year ended March 31,
	2003	2002	2001
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	$(4,688)	$10,802	$(29,606)
Inventories	(8,003)	(9,421)	(27,915)
Prepaid expenses and other current assets	46	(303)	1,642
Accounts payable, accrued expenses, and income taxes payable	7,939	(10,051)	7,436

	$(4,706)	$(8,973)	$(48,443)

Noncash investing and financing activities:
Seller note related to acquired business	$—	$7,500	$2,000

15.    Discontinued Operations

        In March of 2003, the Company declared its Metals businesses ("Metals") to be discontinued operations and expects to sell these businesses in fiscal 2004. The businesses that comprise the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, as well as structural steel erection services. The Company has stated in the past that it would retain Metals due to its positive cash flows, which were used to fund the growth of its aviation businesses. However, the Company has decided to focus on its core capabilities in aviation and sell Metals. For business segment reporting, Metals was previously reported as a separate segment. Revenues from the Metals businesses were $42,560, $47,427 and $60,414 for the years ended March 31, 2003, 2002 and 2001, respectively. The (loss) income from discontinued operations for the years ended March 31, 2003, 2002 and 2001 was $(859), net of income tax benefit of $(474), $320, net of income taxes of $145, and $1,369, net of income taxes of $783, respectively. Interest income (expense) of $354, $43 and $(160) was allocated to Metals for the years ended March 31, 2003, 2002 and 2001, respectfully. Such amounts are included in the (loss) income from discontinued operations of those years.

        The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	March 31,
	2003	2002
Cash	$152	$83
Accounts receivable, less allowance for doubtful accounts of $21 and $68	3,463	4,795
Inventories	6,685	6,938
Prepaid expenses and other	46	54
Property and equipment, net	17,537	16,216
Other long-term	—	424

Assets held for sale	$27,883	$28,510

Accounts Payable	$3,888	$6,319
Accrued Expenses	568	1,338
Deferred income tax	1,905	524

Liabilities related to assets held for sale	$6,361	$8,181

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of raw materials.

        At March 31, 2003, future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year were as follows: 2004—$852; 2005—$827; 2006—$815; 2007—$376; 2008—$339; thereafter—$198 through 2009. Total rent expense was $1,252, $1,397 and $503 for the years ended March 31, 2003, 2002 and 2001, respectively.

Net property and equipment at March 31, 2003 and 2002 is:

	March 31
	2003	2002
Land	$432	$432
Buildings and improvements	2,093	2,080
Machinery and equipment	24,202	21,325

	26,727	23,837
Accumulated depreciation	(9,190)	(7,621)

	$17,537	$16,216

        Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $1,577, $1,164 and $1,100, respectively. Capital expenditures for the years ended March 31, 2003, 2002 and 2001 were $2,898, $3,331 and $6,469, respectively.

16.    Quarterly Financial Information (Unaudited)

	Fiscal 2003(1)				Fiscal 2002(2)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
Net sales(3)	$139,789	$141,328	$132,574	$151,690	$140,509	$149,013	$138,485	$137,336
Gross profit(4)	42,101	41,287	39,927	43,808	45,384	46,138	43,176	45,253
Net income	10,046	10,055	7,906	8,710	12,961	10,104	11,836	14,536
Earnings per share:
Net income—basic	0.64	0.63	0.50	0.55	0.82	0.64	0.75	0.92
Net income—diluted	0.63	0.63	0.50	0.55	0.81	0.63	0.75	0.91

(1)
In fiscal 2003, the Company acquired the Ozone assets on April 29, 2002, the Aerocell assets on July 31, 2002, Furst on August 1, 2002 and Triumph Composite Systems on January 9, 2003.

(2)
In fiscal 2002, the Company acquired EFS Aerospace, Inc. on August 1, 2001. During the second quarter of fiscal 2002, the Company recorded a $5,044 write-off of design and development costs related to a new aircraft program that was deemed unlikely to go into production.

(3)
Amounts previously disclosed for sales for June 30, 2002, September 30, 2002, December 31, 2002, June 30, 2001, September 30, 2001 December 31, 2001 and March 31, 2002 were $150,635, $152,892, $143,347, $153,532, $161,427, $149,297, and $148,514, respectively, which included sales from discontinued operations of $10,846, $11,564, $10,773, $13,023, $12,414, $10,812 and $11,178, respectively.

(4)
Amounts previously disclosed for gross profit for June 30, 2002, September 30, 2002, December 31, 2002, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 were $45,248, $44,190, $41,916, $48,140, $49,091, $46,038 and $48,405, respectively, which included gross profit from discontinued operations of $3,147, $2,903, $1,989, $2,756, $2,953, $2,862 and $3,152, respectively.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2003:			592
Allowance for doubtful accounts receivable	$3,854	2,161	(1,467)	$5,140
For year ended March 31, 2002:			264
Allowance for doubtful accounts receivable	$2,900	2,179	(1,489)	$3,854
For year ended March 31, 2001:			269
Allowance for doubtful accounts receivable	$2,315	1,045	(729)	$2,900

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc., the Anadite Assets, EFS Aerospace, Inc., the Ozone Assets, the Aerocell Assets, Furst and the assets of The Boeing Company's Spokane Fabrication operation.

(2)
Deductions represent write-offs of related account balances.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of Registrant

Directors

        The information required for directors is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Executive Officers

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	60	President and Chief Executive Officer	July 1, 1993
John R. Bartholdson	58	Senior Vice President, Chief Financial Officer and Treasurer	July 1, 1993
Lawrence J. Resnick	45	Vice President	August 1, 2000
Richard M. Eisenstaedt	57	Vice President, General Counsel and Secretary	October 1, 1996
Kevin E. Kindig	46	Vice President and Controller	July 1, 1993

        Richard C. Ill has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a member of the board of governors of the Aerospace Industry Association and the advisory board of Outward Bound, USA.

        John R. Bartholdson has been our Senior Vice President, Chief Financial Officer and Treasurer and a director since 1993. Mr. Bartholdson serves on the board of directors and is chairman of the compensation and audit committees of PBHG Funds, Inc.

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

        Richard M. Eisenstaedt has been a Vice President and our General Counsel and Secretary since October 1996.

        Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Beneficial Ownership Reporting Compliance is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required regarding executive compensation is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required regarding security ownership is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended March 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	814,017	$34.85	392,002

Equity compensation plans not approved by security holders	9,001	$ —	—

Total	823,018	$34.85	392,002

        On January 3, 2001, we granted to our two top executive officers a total of 27,000 shares of our Common Stock valued at $1,043,000 at issuance, which vests over three years. As of January 3, 2003, an aggregate of 17,999 of the shares had vested.

Item 13.    Certain Relationships and Related Transactions

        The information required regarding certain relationships and related transactions is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 31, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

          (1)    The following consolidated financial statements are included in Item 8 of this report:

          (2)    The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	52

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Item 16.    Principal Accountant Fees and Services

        The information regarding principal accountant fees and services is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 21, 2003, under the heading "Proposal No. 2—Ratification of Selection of Auditors" and is incorporated herein by reference.

        (3)    The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1*	Form of Employment Agreement with Richard C. Ill.
10.2*	Form of Employment Agreement with John R. Bartholdson.
10.3*	Form of Employment Agreement with Richard M. Eisenstaedt.
10.4*	Form of Employment Agreement with Lawrence J. Resnick
10.5	Purchase Agreement dated as of July 22, 1993 between Triumph and Citicorp Venture Capital, Ltd.(1)
10.6	Asset Purchase Agreement dated as of December 31, 1995 among Triumph, Triumph Control Systems, Inc. and Teleflex Incorporated.(1)
10.7	Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.(1)
10.9	Form of 1996 Stock Option Plan.(1)
10.10	Directors' Stock Option Plan.(2)
10.11	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(3)
10.12	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.13	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.14	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(5)
10.15	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(5)
10.16	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(4)
10.17*	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(5)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

*
Filed herewith.

        (b)    Reports on Form 8-K

        We filed no reports on Form 8-K during the quarter ended March 31, 2003.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: June 12, 2003	By:	/s/ RICHARD C. ILL

Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Each person whose signature appears below in so signing also makes, constitutes and appoints Richard C. Ill and John R. Bartholdson and each or anyone of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and, in his name, place and stead in any and all capacities to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2003
/s/ JOHN R. BARTHOLDSON John R. Bartholdson	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	June 12, 2003
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	June 12, 2003
/s/ RICHARD C. GOZON Richard C. Gozon	Director	June 12, 2003
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	June 12, 2003
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	June 12, 2003
/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	June 12, 2003
/s/ GEORGE S. SIMPSON George S. Simpson	Director	June 12, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

        I, Richard C. Ill, certify that:

        1.    I have reviewed this annual report on Form 10-K of Triumph Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

        I, John R. Bartholdson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Triumph Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ JOHN R. BARTHOLDSON John R. Bartholdson Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1*	Form of Employment Agreement with Richard C. Ill.
10.2*	Form of Employment Agreement with John R. Bartholdson.
10.3*	Form of Employment Agreement with Richard M. Eisenstaedt.
10.4*	Form of Employment Agreement with Lawrence J. Resnick
10.5	Purchase Agreement dated as of July 22, 1993 between Triumph and Citicorp Venture Capital, Ltd.(1)
10.6	Asset Purchase Agreement dated as of December 31, 1995 among Triumph, Triumph Control Systems, Inc. and Teleflex Incorporated.(1)
10.7	Subordinated Promissory Note dated December 31, 1995 payable to Teleflex Incorporated.(1)
10.9	Form of 1996 Stock Option Plan.(1)
10.10	Directors' Stock Option Plan.(2)
10.11	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(3)
10.12	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.13	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.14	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(5)
10.15	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(5)
10.16	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(4)
10.17*	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(5)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

*
Filed herewith.

QuickLinks

PART I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
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
  Item 10. Directors and Executive Officers of Registrant
Directors
Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
  Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Item 16. Principal Accountant Fees and Services
Signatures
RICHARD C. ILL, CERTIFICATION
JOHN R. BARTHOLDSON, CERTIFICATION
EXHIBIT INDEX