Form 10-Q
period 2003-06-30
TRIUMPH GROUP INC /
filed 2003-08-01
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Liberty Ridge, Suite 100 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 251-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.                    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 15,844,464 shares as of July 30, 2003.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	JUNE 30, 2003	MARCH 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$9,121	$8,583
Accounts receivable, net	104,435	106,841
Inventories	205,552	196,343
Assets held for sale	28,806	27,883
Prepaid expenses and other	3,381	3,549
Total current assets	351,295	343,199

Property and equipment, net	221,090	215,832

Goodwill	271,784	260,467
Intangible assets, net	30,046	31,055
Other, net	15,532	13,615

Total assets	$889,747	$864,168

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	JUNE 30, 2003	MARCH 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,628	$47,466
Accrued expenses	39,508	44,808
Liabilities related to assets held for sale	6,162	6,361
Income taxes payable	4,272	3,231
Deferred income taxes	1,585	1,585
Current portion of long-term debt	7,659	7,831
Total current liabilities	102,814	111,282

Long-term debt, less current portion	218,813	191,692
Deferred income taxes and other	65,610	66,209

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	258,760	258,675
Treasury stock, at cost, 182,860 and 183,260 shares	(4,539)	(4,549)
Accumulated other comprehensive income	893	543
Retained earnings	247,380	240,300
Total stockholders’ equity	502,510	494,985

Total liabilities and stockholders’ equity	$889,747	$864,168

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2002

Net sales	$140,629	$139,789

Operating costs and expenses:
Cost of products sold	100,406	97,688
Selling, general, and administrative	19,071	17,858
Depreciation and amortization	6,479	5,992
	125,956	121,538

Operating income	14,673	18,251
Interest expense and other	2,833	3,282
Income from continuing operations before income taxes	11,840	14,969
Income tax expense	4,203	5,314
Income from continuing operations	7,637	9,655
(Loss) income from discontinued operations, net	(557)	391
Net income	$7,080	$10,046

Earnings per share – basic:
Income from continuing operations	$0.48	$0.61
(Loss) income from discontinued operations, net	(0.04)	0.02
Net income	$0.45	$0.64

Weighted average common shares outstanding – basic	15,835	15,817

Earnings per share – diluted:
Income from continuing operations	$0.48	$0.60
(Loss) income from discontinued operations, net	(0.04)	0.02
Net income	$0.45	$0.63

Weighted average common shares outstanding – diluted	15,883	15,991

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$7,080	$10,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,479	5,992
Other amortization included in interest expense	116	95
Provision for doubtful accounts receivable	164	218
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	—	305
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	2,357	(2,524)
Inventories	(5,877)	(6,414)
Prepaid expenses and other	181	272
Accounts payable, accrued expenses, and accrued income taxes payable	(11,714)	(8,657)
Changes in discontinued operations	(1,122)	(2,791)
Other	(2,171)	17
Net cash used in operating activities	(4,507)	(3,441)

INVESTING ACTIVITIES
Capital expenditures	(7,211)	(5,153)
Proceeds from sale of assets	305	331
Cash used for businesses acquired	(15,019)	(14,383)
Net cash used in investing activities	(21,925)	(19,205)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings	$27,711	$22,288
Repayment of debt and capital lease obligations	(793)	(751)
Proceeds from exercise of stock options	8	939
Net cash provided by financing activities	26,926	22,476

Effect of exchange rate changes on cash	44	432

Net change in cash	538	262
Cash at beginning of period	8,583	6,830

Cash at end of period	$9,121	$7,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,866	$5,560
Cash paid for interest	4,974	2,555

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to  Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2003.

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company designs, engineers, manufactures or repairs and overhauls aircraft components and industrial gas turbine components and accessories for commercial airlines, air cargo carriers, and original equipment manufacturers of aircraft and aircraft components and power generation equipment on a worldwide basis.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

During the three months ended June 30, 2003 and 2002, the Company had foreign sales of $28,129 and $28,412, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

The Company has a number of stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 7 and Note 9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

During the first quarter of fiscal 2004, the Company adopted the interim financial statement disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.”

The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its employee stock options.  Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The fair value of the Company’s stock options granted in the first quarter of fiscal 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of ..37; and an expected life of the options of 6 years.  No options were granted during the first quarter of fiscal 2004.

For purposes of pro forma disclosure, the fair value of the options ($19.80 for the options granted in the first quarter of fiscal 2003) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Net income, as reported	$7,080	$10,046

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	87	87

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(506)	(554)

Pro forma net income	$6,661	$9,579

Earnings per share - basic:
Net income, as reported	$0.45	$0.64
Pro forma net income	$0.42	$0.61

Earnings per share – diluted:
Net income, as reported	$0.45	$0.63
Pro forma net income	$0.42	$0.61

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2003 were $48,619 and $18,573, respectively.  Intangible assets cost and accumulated amortization at March 31, 2003 were $48,619 and $17,564, respectively.  Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2003 were $37,108 and $11,544, respectively, and at March 31, 2003 were $37,108 and $10,680, respectively.  Gross cost and accumulated amortization of noncompete agreements and other at June 30, 2003 were $11,511 and $7,029, respectively and at March 31, 2003 were $11,511 and $6,884, respectively.  Amortization expense for the three months ended June 30, 2003 was $1,008.  Amortization expense for the fiscal year ended March 31, 2004 and the succeeding five fiscal years by year is expected to be as follows: 2004: $4,032; 2005: $4,032; 2006: $4,032; 2007: $4,032; 2008: $3,963; 2009: $3,816.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

3.  ACQUISITIONS

In May 2003, the Company acquired substantially all of the assets of Parker Hannifin’s United Aircraft Products Division, which are being operated by the Company’s Triumph Thermal Systems, Inc. subsidiary.  The Company acquired the assets to expand its product line offerings to its control systems customers.  The assets are used in conjunction with the design, development, manufacture and sale of heat exchangers for the aerospace industry.  Products include Plate Fin, Tubular, and Surface Heat Exchangers, Liquid Cooling Systems, Electronic Cooling Systems, Oil Reservoirs and High Temperature Bleed Air ECS Heat Exchangers.  The purchase price of $16,299 included cash paid at closing and direct costs of the transaction.  The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $11,113 was recorded as Goodwill, all of which is tax-deductible.

This acquisition was accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from its date of acquisition.  The acquisition was funded by the Company’s long-term borrowings in place at the date of the acquisition.

The following unaudited pro forma information for the three months ended June 30, 2003 and 2002 have been prepared assuming the acquisition of the assets of Parker Hannifin’s United Products Division had occurred on April 1, 2002.  The pro forma information for the three months ended June 30, 2003 is as follows: Net sales: $143,026; Net income: $7,184; Net income per share – basic: $0.45; and Net income per share – diluted: $0.45.  The pro forma information for the three months ended June 30, 2002 is as follows: Net sales: $143,602; Net income: $10,519; Net income per share – basic: $0.67; and Net income per share – diluted: $0.66.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	JUNE 30, 2003	MARCH 31, 2003

Raw materials	$65,669	60,039
Work-in-process	74,605	74,154
Finished goods	65,278	62,150
Total inventories	$205,552	$196,343

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30, 2003	MARCH 31, 2003

Senior notes	$150,000	$150,000
Revolving credit facility	60,173	32,462
Subordinated promissory notes	9,262	9,245
Other debt	7,037	7,816
	226,472	199,523
Less current portion	7,659	7,831
	$218,813	$191,692

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2003	2002
Weighted average common shares outstanding - basic	15,835	15,817
Net effect of dilutive stock options	48	174
Weighted average common shares outstanding – diluted	15,883	15,991

Options to purchase 513,675 shares of common stock, at prices ranging from $31.38 per share to $44.91 per share, were outstanding during the first quarter of fiscal 2004.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2003 and, therefore, the effect would be antidilutive.

7.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $10,815 and $10,846 for the three months ended June 30, 2003 and 2002, respectively.  The (loss) income from discontinued operations for the three months ended June 30, 2003 and 2002 was $(557), net of income tax benefit of $(306), and $391, net of income taxes of $215, respectively.  Interest (expense) income of $(139) and $191 was allocated to the discontinued operations for the three months ended June 30, 2003 and 2002, respectfully.  Such amounts are included in the (loss) income from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	JUNE 30, 2003	MARCH 31, 2003

Cash	$191	$152
Accounts receivable, net	4,078	3,463
Inventories	6,917	6,685
Prepaid expenses and other	32	46
Property and equipment, net	17,588	17,537
Assets held for sale	$28,806	$27,883

Accounts Payable	$3,354	$3,888
Accrued Expenses	903	568
Deferred income tax	1,905	1,905
Liabilities related to assets held for sale	$6,162	$6,361

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net sales.                   Net sales increased by $0.8 million, or 0.6%, to $140.6 million for the first quarter of fiscal 2004 from $139.8 million for the prior year period. This increase in revenue is due to the acquisitions of certain assets of Ozone Industries, Inc. in April 2002; and substantially all of the assets of Aerocell Structures, Inc. in July 2002, Furst Aircraft and Instrument in August 2002, The Boeing Company’s Spokane Fabrication Operation in January 2003, and Parker Hannifin’s United Aircraft Products Division, which is being operated by our subsidiary, Triumph Thermal Systems, Inc. in May 2003, (collectively, the “2003 and 2004 Acquisitions.”)  However, these increases were offset by declines in commercial airframe build rates and reduced maintenance, repair and overhaul activity as compared to the prior year period.

Costs of products sold.                      Costs of products sold increased by $2.7 million, or 2.8%, to $100.4 million for the first quarter of fiscal 2004 from $97.7 million for the first quarter of fiscal 2003. Cost of products sold increased relative to sales due to the 2003 and 2004 Acquisitions, as well as increases in healthcare costs.

Gross profit.                           Gross profit decreased by $1.9 million, or 4.5%, to $40.2 million for the first quarter of fiscal 2004 from $42.1 million for the first quarter of fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 28.6% and 30.1% for the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively.

Selling, general and administrative expenses.                                          Selling, general and administrative expenses increased by $1.2 million, or 6.8%, to $19.1 million for the first quarter of fiscal 2004 from $17.9 million for the prior year period, due to increases in healthcare costs and liability insurance premiums as well as the 2003 and 2004 Acquisitions.

Depreciation and amortization.                         Depreciation and amortization increased by $0.5 million, or 8.1%, to $6.5 million for the first quarter of fiscal 2004 from $6.0 million for the first quarter of fiscal 2003, primarily due to an increase in depreciation due to our capital expenditures made over the last twelve months and from the assets acquired in connection with the 2003 and 2004 Acquisitions.

Operating income.                   Operating income decreased by $3.6 million, or 19.6%, to $14.7 million for the first quarter of fiscal 2004 from $18.3 million for the prior year.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of the 2003 and 2004 Acquisitions.

Interest expense and other.                                              Interest expense and other decreased by $0.4 million, or 13.7%, to $2.8 million for the first quarter of fiscal 2004 from $3.3 million for the first quarter of fiscal 2003. This decrease was primarily due to lower interest rates partially offset by increased borrowing resulting from the 2003 and 2004 Acquisitions and our capital expenditure program.

Income tax expense.                                     The effective tax rate was 35.5% for the first quarter of both fiscal 2004 and fiscal 2003.

Discontinued Operations.                        Loss from discontinued operations before income taxes was $0.9 million for the first quarter of fiscal 2004 compared with income from discontinued operations before income taxes of $0.6 million for the first quarter of fiscal 2003.  The benefit for income taxes was $0.3 million in the first quarter of fiscal 2004 compared to a provision of $0.2 million in the prior year period.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We used approximately $4.5 million of cash flows in operating activities for the three months ended June 30, 2003.  We used approximately $21.9 million in investing activities and raised approximately $26.9 million from financing activities for the three months ended June 30, 2003.

As of June 30, 2003, $182.7 million was available under our revolving credit facility (“Credit Facility”).  On June 30, 2003, an aggregate amount of approximately $60.2 million was outstanding under the Credit Facility, $55.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 2.6% per annum, and $5.2 million of which was accruing interest at the overnight rate of 2.8% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In July 2003, the Company increased its revolving credit facility to $265.0 million from $250.0 million.

Capital expenditures were approximately $7.2 million for the three months ended June 30, 2003 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be approximately $30.0 million for our fiscal year ending March 31, 2004.  The expenditures are expected to be used mainly to expand capacity at several facilities.

In May 2003, we acquired substantially all of the assets of Parker Hannifin’s United Aircraft Products Division.  The cash portion of the purchase price paid at closing of $15.0 million was funded by borrowings under our Credit Facility.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$223,106	$6,062	$4,625	$80,984	$131,435
Capital Lease Obligations (1) (2)	3,645	1,803	1,836	6	0
Operating Leases	73,258	12,888	30,391	15,832	14,147
Operating Leases – discontinued operations	3,191	847	1,526	705	113
Other Long Term Obligations (1)	1,121	248	496	377	0
Total	$304,321	$21,848	$38,874	$97,904	$145,695

(1) Included in the Company’s balance sheet at June 30, 2003.

(2) Includes interest component.

We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations.  However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities.  As a result, we currently are pursuing the potential purchase of a number of candidates.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2003 Annual Report on Form 10-K. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the 2003 Annual Report on Form 10-K in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see risk factors described in our Annual Report on Form 10-K, for the year ended March 31, 2003, filed with the SEC in June 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A.  Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended March 31, 2003.  There has been no material change in this information.

Item 4. Controls and Procedures

(a)                                  Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the Company’s controls and procedures relating to its reporting and disclosure obligations.  These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                                 There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

	A.	Exhibits

	Exhibit 31.1	Section 302 Certification by President and CEO
	Exhibit 31.2	Section 302 Certification by Senior Vice President and CFO
	Exhibit 32.1	Certification of Periodic Report by President and CEO
	Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO

	B.	Reports on Form 8-K

The Company filed a Form 8-K on April 24, 2003.

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

Dated: August 1, 2003