Form 10-Q
period 2003-09-30
TRIUMPH GROUP INC /
filed 2003-11-13
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003.
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

Common Stock, par value $0.001 per share, 15,846,464 shares as of October 31, 2003.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	SEPTEMBER 30, 2003	MARCH 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$7,174	$8,583
Accounts receivable, net	106,707	106,841
Inventories	205,599	196,343
Assets held for sale	26,202	27,883
Prepaid expenses and other	6,476	3,549
Total current assets	352,158	343,199

Property and equipment, net	222,455	215,832

Goodwill	271,026	260,467
Intangible assets, net	28,916	31,055
Other, net	15,432	13,615

Total assets	$889,987	$864,168

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	SEPTEMBER 30, 2003	MARCH 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,588	$47,466
Accrued expenses	42,535	44,808
Liabilities related to assets held for sale	5,883	6,361
Income taxes payable	4,716	3,231
Deferred income taxes	1,585	1,585
Current portion of long-term debt	2,298	7,831
Total current liabilities	105,605	111,282

Long-term debt, less current portion	212,366	191,692
Deferred income taxes and other	61,542	66,209

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,299	258,675
Treasury stock, at cost, 180,860 and 183,260 shares	(4,490)	(4,549)
Accumulated other comprehensive income	980	543
Retained earnings	254,669	240,300
Total stockholders’ equity	510,474	494,985

Total liabilities and stockholders’ equity	$889,987	$864,168

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net sales	$145,116	$141,328	$285,745	$281,117

Operating costs and expenses:
Cost of products sold	106,619	100,041	207,025	197,729
Selling, general, and administrative	19,762	16,840	38,833	34,698
Depreciation and amortization	6,632	5,824	13,111	11,816
	133,013	122,705	258,969	244,243

Operating income	12,103	18,623	26,776	36,874
Interest expense and other	2,942	3,360	5,775	6,642
Income from continuing operations before income taxes	9,161	15,263	21,001	30,232
Income tax expense	1,245	5,419	5,448	10,733
Income from continuing operations	7,916	9,844	15,553	19,499
(Loss) income from discontinued operations, net	(627)	211	(1,184)	602
Net income	$7,289	$10,055	$14,369	$20,101

Earnings per share – basic:
Income from continuing operations	$0.50	$0.62	$0.98	$1.23
(Loss) income from discontinued operations, net	(0.04)	0.01	(0.07)	0.04
Net Income	$0.46	$0.63	$0.91	$1.27

Weighted average common shares outstanding – basic	15,836	15,836	15,836	15,827

Earnings per share – diluted:
Income from continuing operations	$0.50	$0.62	$0.98	$1.22
(Loss) income from discontinued operations, net	(0.04)	0.01	(0.07)	0.04
Net Income	$0.46	$0.63	$0.90 *	$1.26

Weighted average common shares outstanding – diluted	15,904	15,940	15,894	15,965

*  –  Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$14,369	$20,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,111	11,816
Other amortization included in interest expense	232	193
Provision for doubtful accounts receivable	317	484
Benefit from deferred income taxes	(2,007)	—
Interest on subordinated and junior subordinated Promissory notes paid by issuance of additional notes	—	634
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(53)	426
Inventories	(5,913)	(6,767)
Prepaid expenses and other	(2,871)	(1,319)
Accounts payable, accrued expenses, and accrued income taxes payable	(3,038)	(12,152)
Changes in discontinued operations	1,203	(3,396)
Other	(3,459)	714
Net cash provided by operating activities	11,891	10,734

INVESTING ACTIVITIES
Capital expenditures	(14,217)	(13,944)
Proceeds from sale of assets	281	370
Cash used for businesses acquired	(14,522)	(28,889)
Net cash used in investing activities	(28,458)	(42,463)

	SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings	$21,538	$35,458
Repayment of debt and capital lease obligations	(6,461)	(2,167)
Proceeds from exercise of stock options	46	939
Net cash provided by financing activities	15,123	34,230

Effect of exchange rate changes on cash	35	409

Net change in cash	(1,409)	2,910
Cash at beginning of period	8,583	6,830

Cash at end of period	$7,174	$9,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,112	$11,445
Cash paid for interest	6,852	5,504

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with   accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2003.

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

CONCENTRATION OF CREDIT RISK

During the three months ended September 30, 2003 and 2002, the Company had foreign sales of $30,617 and $30,042, respectively.  During the six month periods ended September 30, 2003 and 2002, the Company had foreign sales of $58,746 and $58,454, respectively.

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

The fair value of the Company’s stock options granted in April, 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .37; and an expected life of the options of 6 years.  No options were granted during the six month period ended September 30, 2003.

For purposes of pro forma disclosure, the fair value of the options ($19.80 for the options granted in April, 2003) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income, as reported	$7,289	$10,055	$14,369	$20,101

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	87	87	174	174

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(487)	(577)	(993)	(1,131)

Pro forma net income	$6,889	$9,565	$13,550	$19,144

Earnings per share – basic:
Net income, as reported	$0.46	$0.63	$0.91	$1.27
Pro forma net income	$0.44	$0.60	$0.86	$1.21

Earnings per share – diluted:
Net income, as reported	$0.46	$0.63	$0.90	$1.26
Pro forma net income	$0.44	$0.60	$0.86	$1.21

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at September 30, 2003 were $48,494 and $19,578, respectively.  Intangible assets cost and accumulated amortization at March 31, 2003 were $48,619 and $17,564, respectively.  Intangible assets consists of two major classes: product rights and licenses, and non-compete agreements and other.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2003 were $37,108 and $12,408, respectively, and at March 31, 2003 were $37,108 and $10,680, respectively.  Gross cost and accumulated amortization of noncompete agreements and other at September 30, 2003 were $11,386 and $7,170, respectively and at March 31, 2003 were $11,511 and $6,884, respectively.  Amortization expense for the three and six-month periods ended September 30, 2003 was $1,005 and $2,013, respectively.  Amortization expense for the fiscal year ended March 31, 2004 and the succeeding five fiscal years by year is expected to be as follows: 2004: $4,023; 2005: $4,020; 2006: $4,020; 2007: $4,020; 2008: $3,951; 2009: $3,804.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of October 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

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

The following unaudited pro forma information for the six months ended September 30, 2003 and 2002 have been prepared assuming the acquisition of the assets of Parker Hannifin’s United Products Division had occurred on April 1, 2002.  The pro forma information for the six months ended September 30, 2003 is as follows: Net sales: $288,142; Net income: $14,473; Net income per share – basic: $0.91; and Net income per share – diluted: $0.91.  The pro forma information for the six months ended September 30, 2002 is as follows: Net sales: $289,579; Net income: $20,576; Net income per share – basic: $1.30; and Net income per share – diluted: $1.29.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	SEPTEMBER 30, 2003	MARCH 31, 2003

Raw materials	$53,009	$60,039
Work-in-process	82,380	74,154
Finished goods	70,210	62,150
Total inventories	$205,599	$196,343

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30, 2003	MARCH 31, 2003

Senior notes	$150,000	$150,000
Revolving credit facility	54,000	32,462
Subordinated promissory notes	4,083	9,245
Other debt	6,581	7,816
	214,664	199,523
Less current portion	2,298	7,831
	$212,366	$191,692

In July 2003, the Company increased its revolving credit facility to $265,000 from $250,000.

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
(in thousands)	2003	2002	2003	2002
Weighted average common shares outstanding – basic	15,836	15,836	15,836	15,827
Net effect of dilutive stock options	68	104	58	138
Weighted average common shares outstanding – diluted	15,904	15,940	15,894	15,965

Options to purchase 507,675 shares of common stock, at prices ranging from $31.38 per share to $44.91 per share, were outstanding during the second quarter of fiscal 2004.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2003 and, therefore, the effect would be antidilutive.

7.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $10,476 and $11,564 for the three months ended September 30, 2003 and 2002, respectively.  Revenues from discontinued operations were $21,291 and $22,410 for the six months ended September 30, 2003 and 2002, respectively.  The (loss) income from discontinued operations for the three months ended September 30, 2003 and 2002 was $(627), net of income tax benefit of $(345), and $211, net of income taxes of $116, respectively.  The (loss) income from discontinued operations for the six months ended September 30, 2003 and 2002 was $(1,184), net of income tax benefit of $(651), and $602, net of income taxes of $331, respectively.  Interest (expense) income of $(141) and $181 was allocated to the discontinued operations for the three months ended September 30, 2003 and 2002, respectfully.  Interest (expense) income of $(280) and $372 was allocated to the discontinued operations for the six months ended September 30, 2003 and 2002, respectfully.  Such amounts are included in the (loss) income from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	SEPTEMBER 30, 2003	MARCH 31, 2003

Cash	$111	$152
Accounts receivable, net	4,002	3,463
Inventories	4,870	6,685
Prepaid expenses and other	51	46
Property and equipment, net	17,168	17,537
Assets held for sale	$26,202	$27,883

Accounts Payable	$3,297	$3,888
Accrued Expenses	681	568
Deferred income tax	1,905	1,905
Liabilities related to assets held for sale	$5,883	$6,361

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net sales.     Net sales increased by $3.8 million, or 2.7%, to $145.1 million for the second quarter of fiscal 2004 from $141.3 million for the prior year period. This increase in revenue is primarily due to the acquisitions of certain assets of Ozone Industries, Inc. in April 2002; and substantially all of the assets of Aerocell Structures, Inc. in July 2002, Furst Aircraft and Instrument in August 2002, The Boeing Company’s Spokane Fabrication Operation in January 2003, and Parker Hannifin’s United Aircraft Products Division, which is being operated by our subsidiary, Triumph Thermal Systems, Inc. in May 2003, (collectively, the “2003 and 2004 Acquisitions.”)  However, these increases were offset by declines in commercial airframe build rates and selling prices, reduced maintenance, repair and overhaul activity and reduced industrial gas turbine (“IGT”) sales as compared to the prior year period.

Costs of products sold.     Costs of products sold increased by $6.6 million, or 6.6%, to $106.6 million for the second quarter of fiscal 2004 from $100.0 million for the second quarter of fiscal 2003. Cost of products sold increased relative to sales primarily due to the 2003 and 2004 Acquisitions as well as costs associated with IGT new product development.

Gross profit.     Gross profit decreased by $2.8 million, or 6.8%, to $38.5 million for the second quarter of fiscal 2004 from $41.3 million for the second quarter of fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 26.5% and 29.2% for the second quarter of fiscal 2004 and the second quarter of fiscal 2003, respectively.

Selling, general and administrative expenses.     Selling, general and administrative expenses increased by $2.9 million, or 17.4%, to $19.8 million for the second quarter of fiscal 2004 from $16.8 million for the prior year period, primarily due to the 2003 and 2004 Acquisitions as well as due diligence and other costs associated with an acquisition that is no longer being pursued.

Depreciation and amortization.  Depreciation and amortization increased by $0.8 million, or 13.9%, to $6.6 million for the second quarter of fiscal 2004 from $5.8 million for the second quarter of fiscal 2003, primarily due to an increase in depreciation due to our capital expenditures made over the last twelve months and from the assets acquired in connection with the 2003 and 2004 Acquisitions.

Operating income.   Operating income decreased by $6.5 million, or 35.0%, to $12.1 million for the second quarter of fiscal 2004 from $18.6 million for the prior year.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of the 2003 and 2004 Acquisitions.

Interest expense and other. Interest expense and other decreased by $0.4 million, or 12.4%, to $2.9 million for the second quarter of fiscal 2004 from $3.4 million for the second quarter of fiscal 2003. This decrease was primarily due to lower interest rates partially offset by increased borrowing resulting from the 2003 and 2004 Acquisitions and our capital expenditures.

Income tax expense. The effective tax rate was 13.6% for the second quarter of fiscal 2004 and 35.5% for the second quarter of fiscal 2003.  The second quarter of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000.

Discontinued Operations. Loss from discontinued operations before income taxes was $1.0 million for the second quarter of fiscal 2004 compared with income from discontinued operations before income taxes of $0.3 million for the second quarter of fiscal 2003, resulting in a change of $1.3 million, primarily due to lower selling prices.  The benefit for income taxes was $0.3 million in the second quarter of fiscal 2004 compared to a provision of $0.1 million in the prior year period.

Six months ended September 30, 2003 compared to six months ended September 30, 2002

Net sales.     Net sales increased by $4.6 million, or 1.6%, to $285.7 million for the first six months of fiscal 2004 from $281.1 million for the prior year period. This increase in revenue is primarily due to the 2003 and 2004 Acquisitions.  However, these increases were offset by declines in commercial airframe build rates and selling prices, reduced maintenance, repair and overhaul activity and reduced IGT sales as compared to the prior year period.

Costs of products sold.     Costs of products sold increased by $9.3 million, or 4.7%, to $207.0 million for the first six months of fiscal 2004 from $197.7 million for the first six months of fiscal 2003. Cost of products sold increased relative to sales primarily due to the 2003 and 2004 Acquisitions, as well as increases in healthcare costs and costs associated with IGT new product development.

Gross profit.     Gross profit decreased by $4.7 million, or 5.6%, to $78.7 million for the first six months of fiscal 2004 from $83.4 million for the first six months of fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 27.5% and 29.7% for the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively.

Selling, general and administrative expenses.     Selling, general and administrative expenses increased by $4.1 million, or 11.9%, to $38.8 million for the first six months of fiscal 2004 from $34.7 million for the prior year period, primarily due to increases in healthcare costs and liability insurance premiums, increased costs associated with the 2003 and 2004 Acquisitions, and due diligence and other costs associated with an acquisition that is no longer being pursued.

Depreciation and amortization.  Depreciation and amortization increased by $1.3 million, or 11.0%, to $13.1 million for the first six months of fiscal 2004 from $11.8 million for the first six months of fiscal 2003, primarily due to an increase in depreciation due to our capital expenditures made over the last twelve months and from the assets acquired in connection with the 2003 and 2004 Acquisitions.

Operating income.   Operating income decreased by $10.1 million, or 27.4%, to $26.8 million for the first six months of fiscal 2004 from $36.9 million for the prior year.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of the 2003 and 2004 Acquisitions.

Interest expense and other. Interest expense and other decreased by $0.9 million, or 13.1%, to $5.8 million for the first six months of fiscal 2004 from $6.6 million for the first six months of fiscal 2003. This decrease was primarily due to lower interest rates partially offset by increased borrowing resulting from the 2003 and 2004 Acquisitions and our capital expenditures.

Income tax expense. The effective tax rate was 25.9% for the first six months of fiscal 2004 and 35.5% for the first six months of fiscal 2003.  The first six months of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000.

Discontinued Operations. Loss from discontinued operations before income taxes was $1.8 million for the first six months of fiscal 2004 compared with income from discontinued operations before income taxes of $0.9 million for the first six months of fiscal 2003, resulting in a change of $2.7 million, primarily due to lower selling prices.  The benefit for income taxes was $0.7 million in the first six months of fiscal 2004 compared to a provision of $0.3 million in the prior year period.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We generated approximately $11.9 million of cash flows in operating activities for the six months ended September 30, 2003.  We used approximately $28.5 million in investing activities and raised approximately $15.1 million from financing activities for the six months ended September 30, 2003.

As of September 30, 2003, $203.9 million was available under our revolving credit facility (“Credit Facility”).  On September 30, 2003, an aggregate amount of approximately $54.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.75% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In July 2003, the Company increased the Credit Facility to $265.0 million from $250.0 million.

Capital expenditures were approximately $14.2 million for the six months ended September 30, 2003 primarily for manufacturing machinery and equipment as well as the completion of a new engineering center.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be approximately $30.0 million for our fiscal year ending March 31, 2004.  The expenditures are expected to be used mainly to expand capacity at several facilities.

In May 2003, we acquired substantially all of the assets of Parker Hannifin’s United Aircraft Products Division.  The cash portion of the purchase price paid at closing of $15.0 million was funded by borrowings under our Credit Facility.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$211,688	$879	$4,579	$74,815	$131,415
Capital Lease Obligations (1) (2)	3,187	1,593	1,590	4	0
Operating Leases	69,932	12,569	29,558	14,823	12,982
Operating Leases – discontinued operations	2,979	841	1,415	695	28
Other Long Term Obligations (1)	1,059	248	496	315	0
Total	$288,845	$16,130	$37,638	$90,652	$144,425

(1) Included in the Company’s balance sheet at September 30, 2003.

(2) Includes interest component.

We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations.  However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities.  As a result, we currently are pursuing the potential purchase of a number of candidates.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be either fully utilized or limited by covenants, and additional funding sources may be needed.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 21, 2003.  At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of seven persons to the Company’s Board of Directors to serve until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:
8,748,095 Affirmative
4,586,575 Against

John R. Bartholdson:
13,229,077 Affirmative
105,593 Against

Claude F. Kronk:
13,239,087 Affirmative
95,582 Against

Richard C. Gozon:
13,239,028 Affirmative
95,641 Against

Joseph M. Silvestri:
13,176,662 Affirmative
158,008 Against

William O. Albertini:
13,229,107 Affirmative
105,562 Against

George Simpson
13,239,128 Affirmative
95,541 Against

2.               Ratification of the selection of Ernst & Young LLP as independent public accounts for the Company for the fiscal year ending March 31, 2004.

13,249,688 Affirmative
84,365 Negative
615 Withheld

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

The Company filed a Form 8-K on July 24, 2003.

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

Dated:  November 13, 2003