Form 10-Q
period 2003-12-31
TRIUMPH GROUP INC /
filed 2004-02-09
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003.

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

Common Stock, par value $0.001 per share, 15,857,064 shares as of January 30, 2004.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	DECEMBER 31, 2003	MARCH 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$6,066	$8,583
Accounts receivable, net	102,063	106,841
Inventories	205,992	196,343
Assets held for sale	26,889	27,883
Prepaid expenses and other	5,080	3,549
Income tax refund receivable	4,382	—
Total current assets	350,472	343,199

Property and equipment, net	221,768	215,832

Goodwill	268,087	260,467
Intangible assets, net	27,912	31,055
Other, net	14,856	13,615

Total assets	$883,095	$864,168

Triumph Group, Inc.
(dollars in thousands, except per share data)

	DECEMBER 31, 2003	MARCH 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,823	$47,466
Accrued expenses	37,393	44,808
Liabilities related to assets held for sale	7,525	6,361
Income taxes payable	3,112	3,231
Deferred income taxes	1,585	1,585
Current portion of long-term debt	5,331	7,831
Total current liabilities	95,769	111,282

Long-term debt, less current portion	205,491	191,692
Deferred income taxes and other	67,870	66,209

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,316	258,675
Treasury stock, at cost, 172,360 and 183,260 shares	(4,279)	(4,549)
Accumulated other comprehensive income	1,587	543
Retained earnings	257,325	240,300
Total stockholders’ equity	513,965	494,985

Total liabilities and stockholders’ equity	$883,095	$864,168

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002

Net sales	$146,815	$132,574	$432,560	$413,691

Operating costs and expenses:
Cost of products sold	112,997	92,647	320,022	290,376
Selling, general, and administrative	19,845	17,535	58,678	52,233
Depreciation and amortization	7,103	6,222	20,214	18,038
	139,945	116,404	398,914	360,647

Operating income	6,870	16,170	33,646	53,044
Interest expense and other	3,168	2,931	8,943	9,573
Income from continuing operations before income taxes	3,702	13,239	24,703	43,471
Income tax expense	1,065	4,700	6,513	15,433
Income from continuing operations	2,637	8,539	18,190	28,038
Income (loss) from discontinued operations, net	19	(633)	(1,165)	(31)
Net income	$2,656	$7,906	$17,025	$28,007

Earnings per share – basic:
Income from continuing operations	$0.17	$0.54	$1.15	$1.77
Income (loss) from discontinued operations, net	0.00	(0.04)	(0.07)	(0.00)
Net income	$0.17	$0.50	$1.08	$1.77

Weighted average common shares outstanding – basic	15,839	15,836	15,837	15,830

Earnings per share – diluted:
Income from continuing operations	$0.17	$0.54	$1.14	$1.76
Income (loss) from discontinued operations, net	0.00	(0.04)	(0.07)	(0.00)
Net income	$0.17	$0.50	$1.07	$1.76

Weighted average common shares outstanding – diluted	15,930	15,887	15,906	15,939

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$17,025	$28,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,214	18,038
Other amortization included in interest expense	348	299
Provision for doubtful accounts receivable	1,096	776
Benefit from deferred income taxes	(2,007)	—
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	—	634
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	3,988	8,975
Inventories	(6,193)	(7,607)
Prepaid expenses and other	(1,735)	(823)
Accounts payable, accrued expenses, and accrued income taxes payable	(13,314)	(12,740)
Changes in discontinued operations	2,158	(3,779)
Other	(2,778)	3,571
Net cash provided by operating activities	18,802	35,351

INVESTING ACTIVITIES
Capital expenditures	(20,174)	(22,150)
Proceeds from sale of assets	999	430
Cash used for businesses acquired	(13,955)	(33,431)
Net cash used in investing activities	(33,130)	(55,151)

FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$18,616	$(106,161)
Proceeds from issuance of long-term debt	—	150,000
Retirement of long-term debt	—	(19,354)
Repayment of debt and capital lease obligations	(7,385)	(4,354)
Payment of deferred financing cost	—	(1,576)
Proceeds from exercise of stock options	207	939
Net cash provided by financing activities	11,438	19,494

Effect of exchange rate changes on cash	373	666

Net change in cash	(2,517)	360
Cash at beginning of period	8,583	6,830

Cash at end of period	$6,066	$7,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,289	$11,765
Cash paid for interest	12,068	7,905

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2003.

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

CONCENTRATION OF CREDIT RISK

During the three months ended December 31, 2003 and 2002, the Company had foreign sales of $32,639 and $27,991, respectively.  During the nine-month periods ended December 31, 2003 and 2002, the Company had foreign sales of $91,385 and $86,445, respectively.  The Company reports as foreign sales those sales with delivery points outside of the United States.

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

The fair value of the Company’s stock options granted in the first nine months of fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.7%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of ..385; and an expected life of the options of 6 years.  The fair value of the Company’s stock options granted in the first nine months of fiscal 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.8%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .37; and an expected life of the options of 6 years.

For purposes of pro forma disclosure, the weighted average fair value of the options ($14.22 and $19.69 for the options granted in the first nine months of fiscal 2004 and 2003, respectively) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002
Net income, as reported	$2,656	$7,906	$17,025	$28,007

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	54	57	166	169

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(566)	(545)	(1,497)	(1,614)

Pro forma net income	$2,144	$7,418	$15,694	$26,562

Earnings per share – basic:
Net income, as reported	$0.17	$0.50	$1.08	$1.77
Pro forma net income	$0.14	$0.47	$0.99	$1.68

Earnings per share – diluted:
Net income, as reported	$0.17	$0.50	$1.07	$1.76
Pro forma net income	$0.14	$0.47	$0.99	$1.68

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at December 31, 2003 were $48,494 and $20,582, respectively.  Intangible assets cost and accumulated amortization at March 31, 2003 were $48,619 and $17,564, respectively.  Intangible assets consists of two major classes: product rights and licenses, which has a weighted average life of approximately 11.3 years, and non-compete agreements and other, which has a weighted average life of approximately 14.2 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2003 were $37,108 and $13,278, respectively, and at March 31, 2003 were $37,108 and $10,680, respectively.  Gross cost and accumulated amortization of noncompete agreements and other at December 31, 2003 were $11,386 and $7,304, respectively, and at March 31, 2003 were $11,511 and $6,884, respectively.  Amortization expense for the three and nine-month periods ended December 31, 2003 was $1,005 and $3,018, respectively.  Amortization expense for the fiscal year ended March 31, 2004 and the succeeding five fiscal years by year is expected to be as follows: 2004: $4,023; 2005: $4,020; 2006: $4,020; 2007: $4,020; 2008: $4,007; 2009: $3,836.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003.  For variable interest entities created or obtained before February 1, 2003 and for variable interests in special-purpose entities the adoption of this standard is effective as of December 31, 2003. For all other variable interest entities adoption of this standard is effective as of March 31, 2004.  Adoption of this standard did not and is not expected to have a material impact on the Company’s consolidated financial statements.

3.  ACQUISITIONS

In May 2003, the Company acquired substantially all of the assets of Parker Hannifin’s United Aircraft Products Division, which are being operated by the Company’s Triumph Thermal Systems, Inc. subsidiary.  The Company acquired the assets to expand its product line offerings to its control systems customers.  The assets are used in conjunction with the design, development, manufacture and sale of heat exchangers for the aerospace industry.  Products include Plate Fin, Tubular, and Surface Heat Exchangers, Liquid Cooling Systems, Electronic Cooling Systems, Oil Reservoirs and High Temperature Bleed Air ECS Heat Exchangers.  The purchase price of $14,919 included cash paid at closing and direct costs of the transaction.  The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $9,825 was recorded as Goodwill, all of which is tax-deductible.  The Company has retained the services of an independent appraisal firm to assist in the valuation of certain intangible assets acquired as part of the acquisition of Parker Hannifin’s United Aircraft Products Division and the acquisition during fiscal 2003 of The Boeing Company’s Spokane Fabrication Operation.  The Company expects to finalize its purchase price allocations for these acquisitions after the final appraisals have been received in the fourth quarter of fiscal 2004.

This acquisition was accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from its date of acquisition.  The acquisition was funded by the Company’s revolving credit facility (“Credit Facility”) in place at the date of the acquisition.

The following unaudited pro forma information for the nine months ended December 31, 2003 and 2002 have been prepared assuming the acquisition of the assets of Parker Hannifin’s United Products Division had occurred on April 1, 2002.  The pro forma information for the nine months ended December 31, 2003 is as follows: Net sales: $434,957; Net income: $17,130; Net income per share – basic: $1.08; and Net income per share – diluted: $1.08.  The pro forma information for the nine months ended December 31, 2002 is as follows: Net sales: $428,150; Net income: $29,201; Net income per share – basic: $1.84; and Net income per share – diluted: $1.83.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	DECEMBER 31, 2003	MARCH 31, 2003

Raw materials	$70,528	$60,039
Work-in-process	72,356	74,154
Finished goods	63,108	62,150
Total inventories	$205,992	$196,343

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31, 2003	MARCH 31, 2003

Senior notes	$150,000	$150,000
Revolving credit facility	51,078	32,462
Subordinated promissory notes	3,750	9,245
Other debt	5,994	7,816
	210,822	199,523
Less current portion	5,331	7,831
	$205,491	$191,692

In July 2003, the Company increased its Credit Facility to $265,000 from $250,000.

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
(in thousands)	2003	2002	2003	2002
Weighted average common shares outstanding – basic	15,839	15,836	15,837	15,830
Net effect of dilutive stock options	91	51	69	109
Weighted average common shares outstanding – diluted	15,930	15,887	15,906	15,939

Options to purchase 505,425 shares of common stock, at prices ranging from $34.00 per share to $44.91 per share, were outstanding during the third quarter of fiscal 2004.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2003 and, therefore, the effect would be antidilutive.

7.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2003 through December 31, 2003:

Balance, March 31, 2003	$260,467

Goodwill recognized in connection with the acquisition of Parker Hannifin’s United Aircraft Products division	9,825
Purchase price allocation adjustments	(2,867)
Effect of exchange rate changes	662

Balance, December 31, 2003	$268,087

During fiscal 2004, the Company finalized the purchase price adjustment related to two of its acquisitions from fiscal 2003.  As a result, the Company’s purchase price was reduced by $1,417 with a corresponding reduction in goodwill.  Additionally, the Company also adjusted the fair value of the net assets acquired in connection with the fiscal 2003 acquisition of Triumph Composite Systems, Inc. resulting in a $1,450 reduction in goodwill.

8.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $12,054 and $10,773 for the three months ended December 31, 2003 and 2002, respectively.  Revenues from discontinued operations were $33,345 and $33,183 for the nine months ended December 31, 2003 and 2002, respectively.  The income (loss) from discontinued operations for the three months ended December 31, 2003 and 2002 was $19, net of income taxes of $10, and $(633), net of income tax benefit of $(349), respectively.  The loss from discontinued operations for the nine months ended December 31, 2003 and 2002 was $(1,165), net of income tax benefit of $(641), and $(31), net of income tax benefit of $(18), respectively.  Interest expense of $125 and $56 was allocated to the discontinued operations for the three months ended December 31, 2003 and 2002, respectfully.  Interest (expense) income of $(405) and $316 was allocated to the discontinued operations for the nine months ended December 31, 2003 and 2002, respectfully.  Such amounts are included in the income (loss) from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	DECEMBER 31, 2003	MARCH 31, 2003

Cash	$177	$152
Accounts receivable, net	4,431	3,463
Inventories	4,959	6,685
Prepaid expenses and other	35	46
Property and equipment, net	17,287	17,537
Assets held for sale	$26,889	$27,883

Accounts payable	$4,575	$3,888
Accrued expenses	856	568
Deferred income tax	2,094	1,905
Liabilities related to assets held for sale	$7,525	$6,361

9. SUBSEQUENT EVENT

In January 2004, the Company acquired all of the outstanding stock of Rolls-Royce Gear Systems, Inc. from Rolls-Royce North America Venture I (“Rolls-Royce”).  The acquired business, which is located in Park City, Utah and was renamed Triumph Gear Systems, Inc., specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators and gear driven actuators and gears for the aerospace industry.  Primary products include aircraft and engine mounted accessory drives, utility actuation components and systems, high-lift actuation systems and flight trim actuators for both civil and military application.  The business also operates a FAA and JAA certified repair and overhaul center in Park City.  As part of the transaction, the Company and Rolls-Royce have entered into exclusive long-term supply agreements for all Rolls-Royce related business.  The purchase price, which was paid in cash at closing for this acquisition of approximately $36,000, was funded by borrowings under the Company’s Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended December 31, 2003 compared to three months ended December 31, 2002

Net sales.  Net sales increased by $14.2 million, or 10.7%, to $146.8 million for the third quarter of fiscal 2004 from $132.6 million for the prior year period. This increase in revenue is primarily due to the acquisitions of substantially all of the assets of The Boeing Company’s Spokane Fabrication Operation in January 2003, which is being operated by our subsidiary, Triumph Composite Systems, Inc. (“Triumph Composite Systems”) and Parker Hannifin’s United Aircraft Products Division in May 2003, which is being operated by our subsidiary, Triumph Thermal Systems, Inc. (“Triumph Thermal Systems.”)  However, these increases were offset by declines in commercial airframe build rates and selling prices, reduced maintenance, repair and overhaul activity and reduced industrial gas turbine (“IGT”) sales as compared to the prior year period. Revenue from the industrial gas turbine operations declined from approximately $10.8 million in the third quarter of fiscal 2003 to approximately $4.8 million in the third quarter of fiscal 2004.  Sales to the largest IGT customer, which totaled approximately $35.1 million in fiscal 2003, declined to a current run rate of less than $5.0 million per year with no expectation of any significant increase in the near term.  As a result of the decline in the industrial gas turbine operations during fiscal 2004, we will be conducting a review and evaluation of the industrial gas turbine business in order to make any changes that may be appropriate.  Such review and evaluation is expected to occur in the fourth quarter with any potential changes to be implemented shortly thereafter.  We currently have no estimate of the range of costs, if any, or scope of changes, if any, that may result from our review and evaluation.

Costs of products sold.  Costs of products sold increased by $20.4 million, or 22.0%, to $113.0 million for the third quarter of fiscal 2004 from $92.6 million for the third quarter of fiscal 2003. Cost of products sold increased relative to sales primarily due to the acquisitions of Triumph Composite Systems and Triumph Thermal Systems as well as costs associated with IGT new product development. As a result of our decision to accelerate the program to design and engineer replacement hot section parts for the IGT aftermarket, approximately $2.0 million of non-recurring research and development expenses were incurred during the quarter. As a result of the IGT revenue shortfall, earnings were negatively impacted in the quarter.  This unanticipated decline in sales resulted in IGT costs exceeding revenue by approximately $5.0 million in the quarter. In fiscal 2003, one of the Company’s subsidiaries made certain modifications to its retiree medical plan. This modification, which resulted in a reduction of the Company’s share for retiree medical benefits, resulted in a $2.0 million gain, which was recognized in the third quarter of fiscal 2003.

Gross profit.  Gross profit decreased by $6.1 million, or 15.3%, to $33.8 million for the third quarter of fiscal 2004 from $39.9 million for the third quarter of fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 23.0% and 30.1% for the third quarter of fiscal 2004 and the third quarter of fiscal 2003, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $2.3 million, or 13.2%, to $19.8 million for the third quarter of fiscal 2004 from $17.5 million for the prior year period, primarily due to the acquisitions of Triumph Composite Systems and Triumph Thermal Systems.

Depreciation and amortization.  Depreciation and amortization increased by $0.9 million, or 14.2%, to $7.1 million for the third quarter of fiscal 2004 from $6.2 million for the third quarter of fiscal 2003, primarily due to an increase in depreciation due to our capital expenditures made over the last twelve months and from the assets acquired in connection with the acquisitions of Triumph Composite Systems and Triumph Thermal Systems.

Operating income.  Operating income decreased by $9.3 million, or 57.5%, to $6.9 million for the third quarter of fiscal 2004 from $16.2 million for the prior year.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of Triumph Composite Systems and Triumph Thermal Systems.

Interest expense and other.  Interest expense and other increased by $0.2 million, or 8.1%, to $3.2 million for the third quarter of fiscal 2004 from $2.9 million for the third quarter of fiscal 2003. This increase was primarily due to foreign currency transaction losses related to selling United States Dollars to purchase British Pound Sterling to fund our operations in the United Kingdom.

Income tax expense.  The effective tax rate was 28.8% for the third quarter of fiscal 2004 and 35.5% for the third quarter of fiscal 2003.

Discontinued Operations.  Income from discontinued operations before income taxes was $29 thousand for the third quarter of fiscal 2004 compared with a loss from discontinued operations before income taxes of $1.0 million for the third quarter of fiscal 2003, resulting in a change of $1.0 million, primarily due to depreciation of approximately $0.4 million not having been recorded as a result of being classified as a discontinued operation and a recovery in pricing in the steel market due to increasing global demand.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

Net sales.  Net sales increased by $18.9 million, or 4.6%, to $432.6 million for the first nine months of fiscal 2004 from $413.7 million for the prior year period.  This increase in revenue is primarily due to the acquisitions of certain assets of Ozone Industries, Inc. in April 2002; and substantially all of the assets of Aerocell Structures, Inc. in July 2002, Furst Aircraft and Instrument in August 2002, The Boeing Company’s Spokane Fabrication Operation in January 2003, and Parker Hannifin’s United Aircraft Products Division in May 2003, (collectively, the “2003 and 2004 Acquisitions.”)  However, these increases were offset by declines in commercial airframe build rates and selling prices, reduced maintenance, repair and overhaul activity and reduced IGT sales as compared to the prior year period. Revenue from the industrial gas turbine operations declined from approximately $35.5 million in the first nine months of fiscal 2003 to approximately $20.9 million in the first nine months of fiscal 2004.  Sales to the largest IGT customer, which totaled approximately $35.1 million in fiscal 2003, declined to a current run rate of less than $5.0 million per year with no expectation of any significant increase in the near term.  As a result of the decline in the industrial gas turbine operations during fiscal 2004, we will be conducting a review and evaluation of the industrial gas turbine business in order to make any changes that may be appropriate.  Such review and evaluation is expected to occur in the fourth quarter with any potential changes to be implemented shortly thereafter.  We currently have no estimate of the range of costs, if any, or scope of changes, if any, that may result from our review and evaluation.

Costs of products sold.  Costs of products sold increased by $29.6 million, or 10.2%, to $320.0 million for the first nine months of fiscal 2004 from $290.4 million for the first nine months of fiscal 2003. Cost of products sold increased relative to sales primarily due to the 2003 and 2004 Acquisitions, as well as increases in healthcare costs and costs associated with IGT new product development. As a result of our decision to accelerate the program to design and engineer replacement hot section parts for the IGT aftermarket, approximately $2.0 million of non-recurring research and development expenses were incurred during fiscal 2004.  In fiscal 2003, one of the Company’s subsidiaries made certain modifications to its retiree medical plan. This modification, which resulted in a reduction of the Company’s share for retiree medical benefits, resulted in a $2.0 million gain, which was recognized in the third quarter of fiscal 2003.

Gross profit.  Gross profit decreased by $10.8 million, or 8.7%, to $112.5 million for the first nine months of fiscal 2004 from $123.3 million for the first nine months of fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 26.0% and 29.8% for the first nine months of fiscal 2004 and the first nine months of fiscal 2003, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.4 million, or 12.3%, to $58.7 million for the first nine months of fiscal 2004 from $52.2 million for the prior year period, primarily due to increases in healthcare costs and liability insurance premiums, increased costs associated with the 2003 and 2004 Acquisitions, and due diligence and other costs associated with an acquisition that is no longer being pursued.

Depreciation and amortization.  Depreciation and amortization increased by $2.2 million, or 12.1%, to $20.2 million for the first nine months of fiscal 2004 from $18.0 million for the first nine months of fiscal 2003, primarily due to an increase in depreciation due to our capital expenditures made over the last twelve months and from the assets acquired in connection with the 2003 and 2004 Acquisitions.

Operating income.  Operating income decreased by $19.4 million, or 36.6%, to $33.6 million for the first nine months of fiscal 2004 from $53.0 million for the prior year period.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of the 2003 and 2004 Acquisitions.

Interest expense and other.  Interest expense and other decreased by $0.6 million, or 6.6%, to $8.9 million for the first nine months of fiscal 2004 from $9.6 million for the first nine months of fiscal 2003. This decrease was primarily due to lower interest rates partially offset by increased borrowing resulting from the 2003 and 2004 Acquisitions and our capital expenditures, as well as increases in foreign currency transaction losses related to selling United States Dollars to purchase British Pound Sterling to fund our operations in the United Kingdom.

Income tax expense.  The effective tax rate was 26.4% for the first nine months of fiscal 2004 and 35.5% for the first nine months of fiscal 2003.  The first nine months of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000.

Discontinued Operations.  Loss from discontinued operations before income taxes was $1.8 million for the first nine months of fiscal 2004 compared with a loss from discontinued operations before income taxes of $49 thousand for the first nine months of fiscal 2003, resulting in a net change of $1.8 million, primarily due to lower selling prices, partially offset by approximately $1.3 million of depreciation not having been recorded as a result of being classified as a discontinued operation.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We generated approximately $18.8 million of cash flows from operating activities for the nine months ended December 31, 2003.  We used approximately $33.1 million in investing activities and raised approximately $11.4 million from financing activities for the nine months ended December 31, 2003.

As of December 31, 2003, $205.5 million was available under our revolving credit facility (“Credit Facility”).  On December 31, 2003, an aggregate amount of approximately $51.1 million was outstanding under the Credit Facility, $51.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 2.8% per annum and $0.1 million of which was accruing interest at the overnight rate of 2.7% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In July 2003, the Company increased the Credit Facility to $265.0 million from $250.0 million.

Capital expenditures were approximately $20.2 million for the nine months ended December 31, 2003 primarily for manufacturing machinery and equipment as well as the completion of a new engineering center.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be approximately $25.0 million for our fiscal year ending March 31, 2004.  The expenditures are expected to be used mainly to expand capacity at several facilities.

In May 2003, we acquired substantially all of the assets of Parker Hannifin’s United Aircraft Products Division.  The cash portion of the purchase price paid of $14.4 million was funded by borrowings under our Credit Facility.

In January 2004, we acquired all of the outstanding stock of Rolls Royce Gear Systems, Inc., which is being operated as Triumph Gear Systems.  The cash portion of the purchase price paid at closing of $36.0 million was funded by borrowings under our Credit Facility.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$208,381	$3,043	$63,123	$20,818	$121,397
Capital Lease Obligations (1) (2)	2,597	2,437	158	2	0
Operating Leases	67,878	12,353	28,714	14,212	12,599
Operating Leases – discontinued operations	2,767	834	1,303	630	0
Other Long Term Obligations (1) (2)	997	248	496	253	0
Total	$282,620	$18,915	$93,794	$35,915	$133,996

(1) Included in the Company’s balance sheet at December 31, 2003.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

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

The Company filed a Form 8-K on November 6, 2003.

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

Dated: February 9, 2004