Form 10-K
period 2004-03-31
TRIUMPH GROUP INC /
filed 2004-06-03
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (610) 251-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

        As of September 30, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $454,142,732. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2003. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock.

        The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 17, 2004 was 15,860,064.

Documents Incorporated by Reference

        Portions of the following document are incorporated herein by reference:

        The Proxy Statement of Triumph Group, Inc. in connection with our 2004 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations and additional capital may be required and additional capital, if required, may not be available on reasonable terms, if at all, at the times and in the amounts as may be needed by us. In addition to these factors and others described elsewhere in this report, among other factors that could cause actual results to differ materially, are competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, including technological developments, limited availability of raw materials or skilled personnel and changes in governmental regulation and oversight and the continuing impact of the September 11, 2001 attacks and international hostilities. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

        We design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as hydraulic, mechanical and electromechanical control systems, aircraft and engine accessories, structural components and assemblies, non-structural composite components, auxiliary power units, or APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including commercial and regional airlines, air cargo carriers, as well as original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and components and operators of industrial gas turbine engines.

Products and Services

        We offer a variety of products and services to the aerospace industry which were previously offered through three groups. For the fiscal year ended March 31, 2004, we operated with three groups: the Aerospace Systems Group, the Aftermarket Services Group, and the Components Group. As of April 1, 2004, we consolidated the three groups into two groups as follows:

        Our Aerospace Systems Group serves the full spectrum of aerospace customers, which include airlines, air cargo carriers, domestic and foreign militaries, aerospace OEMs and the top-tier manufacturers who supply them. This group utilizes its expanded capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace aftermarket. Many of our designs are proprietary and customers typically return to us for repairs and overhauls of and spare parts for these systems. The systems that we design, engineer, build and repair include:

  •
  Main engine gear box assemblies

  •
  High lift actuation

  •
  Hydraulic systems

  •
  Landing gear actuation systems

  •
  Primary and secondary flight control systems

  •
  Thermal management systems

        This group also performs complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies such as:

  •
  Wing spars and stringers

  •
  Stretch-formed leading edges and fuselage skins

  •
  Formed structural sheet metal components

  •
  Floor beams

  •
  Landing gear components and assemblies

  •
  Composite floor panels, environmental control system ducting and non-structural composite flight deck components

  •
  Bonded components

        Our Aftermarket Services Group serves a diverse group of customers which includes airlines, air cargo carriers, domestic and foreign militaries and industrial gas turbine operators and third-party repair and overhaul providers. This group operates the world's largest independent APU repair and overhaul business and endeavors to be the vendor of choice for airborne structures and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, and Special Federal Aviation Regulation 36, or SFAR 36, proprietary repair procedures for the components we repair and overhaul. Our aftermarket services group repairs and overhauls various instruments and components for the aviation industry including:

  •
  APUs

  •
  Nacelles, thrust reversers and flight control surfaces

  •
  Constant speed drives, integrated drive generators and air-cycle machines

  •
  Cockpit instrumentation

  •
  Ground support equipment

        This group also repairs and overhauls industrial gas turbine components, primarily for utility operators and applies high temperature coatings for both internal and external customers. The components that we manufacture, process, repair and overhaul for the industrial gas turbine industry include:

  •
  Stators

  •
  Blades and vanes

  •
  Combustors

  •
  Transition ducts

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

Raw Materials and Replacement Parts

        We purchase raw materials, primarily consisting of extrusions, forgings, castings, aluminum and titanium sheets and shapes, from various vendors. We also purchase replacement parts which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our operations.

Operating Locations

        We operate through several locations. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at April 1, 2004:

Operating Location (Year Established) (Year Acquired)	Location	Business	Type of Customers	Number of Employees
A. Biederman(1) (1933) (1993)	Glendale, CA	Repairs and overhauls aircraft instruments and avionics and serves as an authorized stocking distributor for a variety of aircraft components.	Commercial airlines, U.S. military and cargo carriers.	72
ACR Industries, Inc.(1) (1977) (2000)	Macomb, MI	Manufactures complex geared assemblies, gears and other components, servicing the aerospace industry.	Military and commercial airframe and engine OEMs, U.S. government and prime contractors.	160
Aerospace Technologies, Inc.(1) (1969) (1993)	Fort Worth, TX	Manufactures and repairs metallic/composite bonded components and assemblies.	Aviation OEMs, commercial airlines, U.S. military and component supplier industry.	79
Construction Brevetees d'Alfortville (1951) (1999)	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Aerospace, ground transportation and marine OEMs.	53
Chem-Fab Corporation (1968) (2000)	Hot Springs, AR	Performs chem-milling and other metal finishing processes and produces complex sheet metal parts and assemblies.	Aviation OEMs.	311
DV Industries, Inc. (1978) (1998)	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Aerospace, military and commercial industries.	110
EFS Aerospace, Inc.(1) (1983) (2001)	Valencia, CA Kent, WA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators and complex valve packages.	Aerospace OEMs.	154

Frisby Aerospace, LLC(2) (1940) (1998)	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves.	Military and commercial OEMs, U.S. government, prime contractors and airlines.	236
Furst Aircraft, Inc.(1) (1986) (2002)	Tetterboro, NJ	Specializes in the repair, overhaul and exchange of aircraft instruments and avionics.	Corporate aircraft fleet managers, fixed base operators and brokers.	27
Hydro-Mill Co. (1937) (1997)	Chatsworth, CA	Machines, welds and assembles large complex precision structural components.	Aviation OEMs, commercial airlines and air cargo carriers.	125
HTD Aerospace, Inc.(1) (1935) (1999)	Bloomfield, CT East Lyme, CT Redding, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical aircraft components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Aviation airframe and engine OEMs and the military.	126
JDC Company(2) (1985) (1997)	Ft. Lauderdale, FL Austin, TX	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Air cargo carriers, airlines, fixed base maintenance operators and general aviation operators.	58
K-T Corporation (1963) (1993)	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Aviation OEMs, the U.S. military and aerospace, mass transportation, energy and heavy trucking industries.	127
L.A. Gauge (1954) (1993)	Sun Valley, CA	Manufactures ultra-precision machined components and assemblies to the aviation, defense, space and commercial industries.	Defense, aerospace, space, medical, automotive and computer industries.	45
Lee Aerospace, Inc.(1) (1989) (1999)	Wichita, KS	Manufactures windshields and flight deck and cabin windows to the general aviation and corporate jet markets.	General aviation, regional and corporate jet markets.	56
Northwest Industries (1960) (1993)	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Aerospace, nuclear, medical, electronic and chemical industries.	32

Nu-Tech Industries, Inc. (1972) (1998)	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and military aircraft market.	105
Ralee Engineering Co. (1962) (1999)	City of Industry, CA	Manufactures long structural components such as stringers, cords, floor beams and spars parts for the aviation industry.	Aviation OEMs and the military.	122
Triumph Accessory Services(1)(3) (1965) (1993)	Wellington, KS San Antonio, TX	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	U.S. government, air cargo carriers and commercial airlines.	100
Triumph Air Repair(1)(3) (1979) (1993)	Phoenix, AZ	Repairs and overhauls APUs and related accessories.	Worldwide commercial airlines, air cargo operators and the military.	167
Triumph Aftermarket Services Division (2001) (N/A)	Phoenix, AZ	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Accessory Services and Triumph Airborne Structures.	Commercial airlines and air cargo carriers.	13
Triumph Air Repair (Europe) Limited(1) (1989) (1998)	Hampshire, England	Repairs and overhauls APUs for commercial transport carriers and the commuter aviation industry.	Commercial airlines.	28
Triumph Airborne Structures, Inc.(1)(4) (1995) (2000)	Hot Springs, AR	Repairs and overhauls thrust reversers, nacelle components and other aerostructures.	Commercial airline and air cargo carriers.	121
Triumph Components-San Diego, Inc.(1) (1948) (1999)	El Cajon, CA	Produces close tolerance complex sheet metal assemblies made from all types of aerospace materials using forming and joining techniques.	Commercial, military and aerospace OEMs.	103
Triumph Composite Systems, Inc. (1990) (2003)	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including air control system ducting, floor panels, aisle stands and glareshields.	Airlines and commercial, military and aerospace OEMs.	299
Triumph Controls, Inc.(1) (1943) (1996)	North Wales, PA	Designs and manufactures mechanical and electromechanical control systems.	Aviation OEMs, shipyards, airlines, air cargo operators and U.S. and NATO military forces.	200

Triumph Engineered Solutions, Inc.(5)(6) (1908) (1997) Aerospace Repair Division Castings Division(7) IGT Repair Division(8) Phoenix Manufacturing Division Wisconsin Manufacturing Division(9)	Tempe, AZ(1) Chandler, AZ(1) Chandler, AZ Tempe, AZ Chandler, AZ(1) Brookfield, WI	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace and industrial gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, utility operators, independent power producers and third party overhaul facilities.	Aerospace and gas turbine operators, independent power producers and third party overhaul facilities.	501
Triumph Gear Systems, Inc.(1) (1888) (2004)	Park City, UT	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators and gear-driven actuators and gears for the aerospace industry.	Airlines and commercial, military and aerospace OEMs.	204
Triumph Thermal Systems, Inc.(1) (1929) (2003)	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Airlines and commercial, military and aerospace OEMs.	130
Kilroy Structural Steel Co.(10) (1918) (1993)	Cleveland, OH	Erects structural steel frameworks.	General contractors, engineers and architects of commercial buildings and bridges.	46
TriWestern Metals Co.(10) (1960) (1993)	Bridgeview, IL Chicago, IL	Produces and distributes specialty electrogalvanized products, specializing in flat rolled products.	Computer and electronic industries and the home and office products industries.	61

(1)
Designates FAA-certified repair station.

(2)
Designates that all locations are FAA-certified repair stations.

(3)
Designates SFAR 36 certification.

(4)
Airborne Nacelle Services, Inc. changed its name to Triumph Airborne Structures, Inc.

(5)
Triumph Components-Arizona, Inc. changed its name to Triumph Engineered Solutions, Inc. on March 31, 2004.

(6)
Advanced Materials Technologies, Inc. was merged with and into Triumph Engineered Solutions, Inc. on April 2, 2004.

(7)
Formerly known as Triumph Precision Casting Co.

(8)
Formerly known as Triumph Turbine Services, Inc.

(9)
Formerly known as Triumph Components-Wisconsin.

(10)
Discontinued operations.

Metals Processing and Distribution

        Effective as of March 31, 2003, we designated our metals group as a discontinued operation in connection with a realignment of our operating structure. The metals group produces and distributes blanked and slitted cold-rolled steel, which can be electrogalvanized or coated. In addition, we operate a business engaged in the erection of structural frameworks for buildings and bridges.

Sales and Marketing

        While each of our operating locations independently conducts sales and marketing efforts directed at their respective customers, where appropriate, they collaborate with our other operating locations for cross-marketing efforts. Each sales force and the respective officers of the operating locations are responsible for obtaining new customers and maintaining relationships with existing customers. Sales efforts are conducted by in-house personnel and independent regional manufacturers' representatives. Generally, manufacturers' representatives receive a commission on sales and the in-house sales personnel receive a base salary plus commission. Engaging independent sales representatives at the local level facilitates responsiveness to each customer's changing needs and current trends in each marketplace in which we operate.

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

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed fee basis. We generally sell to our other customers on a fixed fee, negotiated contract or purchase order basis.

Backlog

        We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. Backlog only includes amounts for which we have actual purchase orders with firm delivery dates or contract requirements within the next 24 months, primarily for our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements associated with long-term aircraft production programs but for which we do not have actual purchase orders with firm delivery dates or for which contract requirements extend beyond the next 24 months.

        As of March 31, 2004 and 2003, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $513 million and $475 million, respectively. As of March 31, 2004 and 2003, our discontinued operations had outstanding purchase orders representing an aggregate invoice price of approximately $7 million and $11 million, respectively. We believe that purchase orders totaling approximately $145 million will not be shipped by March 31, 2005.

United States and Foreign Operations

        Our revenues from our continuing operations to customers in the United States for fiscal years 2004, 2003 and 2002 were approximately $473 million, $443 million and $433 million, respectively. Our revenues from our continuing operations to customers in all foreign countries for fiscal years 2004, 2003 and 2002 were approximately $135 million, $122 million and $132 million, respectively. Our revenues from our discontinued operations to customers in the United States for fiscal years 2004, 2003 and 2002 were approximately $44 million, $42 million and $47 million, respectively. Our revenues from discontinued operations to customers in all foreign countries were not significant for fiscal years 2004, 2003 and 2002.

        As of March 31, 2004, 2003 and 2002, our long-lived assets for our continuing operations located in the United States were approximately $550 million, $512 million and $450 million, respectively. As of March 31, 2004, 2003 and 2002, our long-lived assets for our continuing operations located in the European Union were approximately $10 million, $9 million and $9 million, respectively. As of March 31, 2004, 2003 and 2002, our discontinued operations did not have any assets classified as long-lived.

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

        We must also satisfy the requirements of our customers, including OEMs, that are subject to FAA regulations, and provide these customers with products and repair services that comply with the government regulations applicable to aircraft components used in commercial flight operations. The FAA regulates commercial flight operations and requires that aircraft components meet its stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and we currently satisfy these maintenance standards in our repair and overhaul services. Several of our operating locations are FAA-approved repair stations.

        Generally, the FAA currently only grants licenses for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. In order to obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to each particular aircraft component in order to obtain a license with respect to that component, the application process may involve substantial cost.

        The license approval processes for the Joint Aviation Authority, which regulates this industry in the European Union, the Civil Aviation Administration of China, and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits.

        Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Environmental Matters

        Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency, or the EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

        Certain of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc. ("IKON") in connection with the acquisition by us of these facilities in 1993 from IKON. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON's indemnification covers us for losses we might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by us. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2004, for our continuing operations we employed 3,883 persons, of whom 352 were management employees, 103 were sales and marketing personnel, 404 were technical personnel, 496 were administrative personnel and 2,528 were production workers. As of March 31, 2004, for our discontinued operations we employed 107 persons, of whom 6 were management employees, 12 were sales and marketing personnel, 4 were technical personnel, 13 were administrative personnel and 72 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, for our continuing operations, we currently employ approximately 539 full-time employees. Currently, approximately 14% of our permanent employees for our continuing operations are represented by labor unions and approximately 27% of net sales are derived from the facilities at which at least some employees are unionized. Approximately 67% of the employees of our discontinued operations are represented by labor unions. Two collective bargaining agreements will expire in the next 12 months, one of which relates to employees of discontinued operations. One of our subsidiaries is currently involved in an administrative proceeding regarding a collective bargaining agreement that expired on February 28, 2001. No work stoppage is expected at this location. Our inability to negotiate acceptable contracts with this or other labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Risk Factors

        Statements in this Annual Report on Form 10-K, including those concerning our expectations regarding the effect of industry trends on us, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses and cash requirements, include forward-looking statements. Actual results may vary materially from these expectations. Factors which could cause actual results to differ from expectations include competition, dependence on a key customer, dependence on the aviation industry, requirements of capital, product liabilities in excess of insurance, integration of acquired businesses, government regulation, technological developments and obsolete inventory. For a description of these and additional risks, see the discussion below. Our results of operations may be adversely affected by one or more of these factors.

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2004. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

        As a result of the decrease in commercial air travel caused by the general economic slowdown, the terrorist attacks of September 11, 2001 and resulting international hostilities and other factors, the demand for certain commercial aerospace products and services has been reduced. This lower demand has had a negative impact on our business and results of operations. The financial weakness of many of the world's airlines caused by lower demand has led many industry analysts to defer their forecast for a turnaround in large commercial OEM deliveries until late 2005 or 2006 at the earliest. The current low level of air travel also impacts the supplier base, as maintenance, repair and overhaul, or MRO, work remains curtailed and cash strapped airlines are only performing maintenance absolutely necessary for safety reasons. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

        Competitive pressures may adversely affect us.    We have numerous competitors in the aerospace industry. We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than us. Competitive pressures may materially adversely affect our operating revenues and, in turn, our business and financial condition.

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

        The loss of our key customer could have a material adverse effect on us.    For the year ended March 31, 2004, The Boeing Company, or Boeing, represented approximately 22% of net sales. For fiscal 2003, Boeing represented approximately 16% of net sales. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

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

        Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is born by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing's 7E7 and Airbus' A380 are examples of two new aircraft programs in which our companies are competing in a product development process in order to obtain eventual long term production agreements. In the event that the aircraft fails to reach the production stage, an inadequate number of units are produced, or actual sales otherwise do not meet projections, we may incur significant costs without any corresponding revenues.

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

        Our expansion into international markets may increase credit and other risks.    As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, these business opportunities may entail additional currency risks, different legal and regulatory requirements and political considerations not associated with domestic markets.

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

        Cancellations, reductions or delays in customer orders may adversely affect our results of operations.    Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and repair services. A large portion of our operating expenses are relatively fixed. Because several of our operating locations typically do not obtain long-term purchase orders or commitments from our customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. These historic patterns may be disrupted by many factors, including changing economic conditions, inventory adjustments, or work stoppages or labor disruptions at our customers. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

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

        We may not be successful in further expanding our activities in the industrial gas turbine after-market.    While our activities to date in the industrial gas turbine after-market have primarily been limited to using conventional materials and processes, we anticipate expanding our industrial gas turbine activities into newer and more novel materials and processes, including more exotic alloys and coatings. Such expansion may require additional capital expenditures. In addition, several OEMs are already operating with such newer materials and processes and, in certain cases, hold proprietary technology and patents. While we believe that we will successfully expand our current industrial gas turbine operations, there can be no assurance that we will be able to do so.

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

        Any exposure to environmental liabilities may adversely affect us.    Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future. Some of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc. ("IKON"). One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA's database of potential Superfund sites. The IKON indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to our acquisition from IKON in July 1993, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

        There are uncertainties relating to the recent realignment of our operations.    Effective April 1, 2004, we realigned our operating structure into two business groups, Triumph Aerospace Systems Group and Triumph Aftermarket Services Group. While we believe that this realignment will enhance our ability to deliver better coordinated solutions to our customers' needs, there is no assurance that it will do so. The realignment involved a shifting of personnel and operating lines, which will require certain adjustments and is expected to take time to operate at the desired efficiency.

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

Item 2. Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 8,380 square feet of space. In addition, as of April 1, 2004, we owned or leased the following facilities in which our operating locations are located:

Location	Description	Square Footage	Owned/ Leased
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Hot Springs, AR	Machine shop/office	214,620	Owned
Chandler, AZ	Thermal processing facility/office	7,000	Leased
Chandler, AZ	Casting facility/office	26,500	Leased
Phoenix, AZ	Plasma spray facility/office	13,500	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,100	Owned
Tempe, AZ	Manufacturing facility/office	101,601	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
Glendale, CA	Instrument shop/warehouse/office	25,000	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
Redding, CT	Office	3,200	Leased
Hampshire, England	Repair and overhaul/office	11,915	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	7,200	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Bridgeview, IL(1)	Steel processing facility/office	140,000	Leased
Chicago, IL(2)	Steel distributing facility/office	135,700	Owned
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	50,000	Owned
Wellington, KS	Repair and overhaul/office	65,000	Leased
Wichita, KS	Manufacturing facility/office	46,100	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Tetterboro, NJ	Repair and overhaul/office	13,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Cleveland, OH(1)	Steel fabrication facility/office	30,950	Leased
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned

San Antonio, TX	Repair and overhaul/office	30,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Kent, WA	Warehouse/office	5,000	Leased
Spokane, WA	Manufacturing facility/office	394,000	Owned
Brookfield, WI	Manufacturing facility/office	62,000	Leased

(1)
We currently lease this property, however, all operations at this location are included within our metals group, which was designated as a discontinued operation as of March 31, 2003.

(2)
We currently own this property, however, all operations at this location are included within our metals group, which was designated as a discontinued operation as of March 31, 2003.

        We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3. Legal Proceedings

        From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of Registrant

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	61	President and Chief Executive Officer	July 1, 1993
John R. Bartholdson	59	Senior Vice President, Chief Financial Officer and Treasurer	July 1, 1993
Lawrence J. Resnick	46	Senior Vice President—Operations	April 1, 2004
Richard M. Eisenstaedt	58	Vice President, General Counsel and Secretary	October 1, 1996
Kevin E. Kindig	47	Vice President and Controller	April 1, 1999

        Richard C. Ill has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a director of P.H. Glatfelter Company and a member of the board of governors of the Aerospace Industry Association and the advisory board of Outward Bound, USA.

        John R. Bartholdson has been our Senior Vice President, Chief Financial Officer and Treasurer and a director since 1993. Mr. Bartholdson is the chairman of the board of trustees and is chairman of the nominating and audit committees of PBHG Funds and PBHG Insurance Series Fund.

        Lawrence J. Resnick has been a Senior Vice President since April 2004. Prior to that, he was a Vice President since August 2000. Mr. Resnick was the President of Triumph Controls, Inc., one of our subsidiaries from January 1996 through July 2000.

        Richard M. Eisenstaedt has been a Vice President and our General Counsel and Secretary since October 1996.

        Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2004
1st Quarter	$33.24	$22.50
2nd Quarter	33.05	27.65
3rd Quarter	37.89	30.72
4th Quarter	39.00	29.65
Fiscal 2003
1st Quarter	$48.80	$38.54
2nd Quarter	42.90	28.00
3rd Quarter	31.94	24.52
4th Quarter	32.82	21.00

        On May 28, 2004, the reported closing price for our Common Stock was $31.81. As of May 28, 2004, there were approximately 41 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 6,500 persons.

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

	Fiscal Years Ended March 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$608,315	$565,381	$565,343	$500,201	$368,614
Cost of products sold	454,047	398,258	385,392	331,929	244,290

Gross profit	154,268	167,123	179,951	168,272	124,324
Selling, general and administrative expense	89,418	72,113	70,251	64,000	47,405
Depreciation and amortization(6)	28,237	24,387	20,546	25,090	18,683
Special charge	—	—	5,044	—	734

Operating income	36, 613	70,623	84,110	79,182	57,502
Interest expense and other	12,212	12,365	12,773	20,549	9,215

Income from continuing operations, before income taxes	24,401	58,258	71,337	58,633	48,287
Income tax expense	4,991	20,682	22,220	20,788	16,249

Income from continuing operations	19,410	37,576	49,117	37,845	32,038
(Loss) income from discontinued operations	(1,188)	(859)	320	1,369	2,564

Net income	$18,222	$36,717	$49,437	$39,214	$34,602

Earnings per share:
Income from continuing operations:
Basic	$1.23	$2.37	$3.11	$3.12	$2.74
Diluted	$1.22	2.36	$3.09	$3.00	$2.58
Shares used in computing earnings per share:
Basic	15,842	15,833	15,784	12,125	11,689
Diluted	15,918	15,924	15,918	12,629	12,397
	As of March 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)
	(in thousands)
Balance Sheet Data:
Working capital	$255,016	$231,917	$197,933	$188,008	$131,608
Total assets	935,848	864,168	772,965	731,369	506,931
Long-term debt, including current portion	225,847	199,523	158,256	176,322	138,808
Total stockholders' equity	515,116	494,985	453,501	389,891	244,370

(1)
Results include the acquisitions of Parker Hannifin's United Aircraft Products Division and Rolls-Royce Gear Systems, Inc. from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

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

(4)
Results include the acquisitions of ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc. and the Anadite Assets from the date of each respective acquisition.

(5)
Results include the acquisitions of Ralee Engineering Company, Construction Brevitees d'Alfortville, Lee Aerospace, Inc. and Triumph Components-San Diego, Inc. from the date of each respective acquistion.

(6)
Fiscal 2004, fiscal 2003 and fiscal 2002 exclude goodwill amortization due to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). Had the Company adopted SFAS No. 142 at the beginning of fiscal 2000, pre-tax and after-tax amortization of goodwill that would have been excluded from each of the fiscal years 2001 through 2000 are as follows: 2001: $7,125 and $5,292 and 2000: $5,268 and $4,130.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

Industry Trends

        The commercial aerospace industry has been facing difficult challenges in recent times. The terrorist attacks of September 11, 2001, the economic downturn experienced by the United States and other world markets, the military conflicts in Afghanistan and Iraq, and the outbreak of Severe Acute Respiratory Syndrome have severely impacted the aerospace industry resulting in a decline in air travel, excess capacity and financially distressed commercial airlines. In response, some airlines have reduced their fleet size by grounding or permanently retiring older and less efficient aircraft. In addition, new commercial aircraft deliveries have been declining or flat. These trends have been somewhat offset by increased demand for new and replacement military equipment in support of stronger national defense and a renewed emphasis on homeland security.

        Current data indicates that the commercial aerospace industry has reached the bottom of the economic cycle. The primary driver for the global commercial aerospace industry is world airline traffic. We believe that traffic will be gradually restored through rationalization of fare structures and improvement in the economy. Increases in airline traffic result in corresponding increases in capacity. Available Seat Miles, a measure of capacity, have increased by 4.5% year to date as of the end of March and are projected to continue to increase for the remainder of 2004. Regional and business jet deliveries show evidence of stabilization with new aircraft production projected to increase. Air transport shipments are projected to remain flat with modest improvement beginning in 2005. An additional indicator of improvement in the commercial aerospace industry is the sequential improvement in our year over year organic sales during our fiscal year 2004, with a gain of 3.3% occurring in the fourth quarter, the first increase in nine quarters.

        Military sales should continue to increase in line with the U.S. Department of Defense budget. On February 2, 2004, the White House released its defense budget request for its fiscal 2005 which reflected an expected growth in procurement of 8.6% compounded annually over the next five years.

        In contrast to the stabilization and potential recovery in the aviation markets, the outlook for the IGT equipment manufacturing market continues to be severely depressed with no expectation of a near term recovery. Following the end of the artificial energy shortage in late 2001, the lower level of perceived future energy requirements caused a significant number of order cancellations for new power generating equipment. As a result, current market shipments remain at approximately 30% of fiscal year 2002 levels with inventories at some equipment manufacturers exceeding two years of demand.

Fiscal year ended March 31, 2004 compared to fiscal year ended March 31, 2003

        Net sales.    Net sales increased by $42.9 million, or 7.6%, to $608.3 million for fiscal 2004 from $565.4 million for fiscal 2003. Net sales increased primarily from the positive impact from the acquisitions of Ozone Industries, Inc. in April 2002, Aerocell Structures, Inc. in July 2002, Furst Aircraft and Instrument in August 2002, and The Boeing Company's Spokane Fabrication Operation in January 2003, (collectively, the "2003 Acquisitions") and from the acquisitions of Parker Hannifin's United Aircraft Products Division in May 2003 and Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I Inc. in January 2004 (collectively, the "2004 Acquisitions"). These increases were partially offset by decreases in net sales resulting from decreases in commercial airframe build rates as a result of trends in the aerospace industry discussed above in the Industry Trends section. Sales were further reduced from approximately $50.1 million in fiscal 2003 to approximately $24.0 million in fiscal 2004, due to our IGT market resulting from the order cancellations referred to above in the Industry Trends section.

        Costs of products sold.    Costs of products sold increased by $55.8 million, or 14.0%, to $454.0 million for fiscal 2004 from $398.3 million for fiscal 2003. Costs of products sold increased as a percentage of sales primarily due to $47.8 million of costs of products sold related to the inclusion of the 2004 Acquisitions and the 2003 Acquisitions and the charges recorded during the third and fourth quarters of fiscal 2004 of $10.1 million associated with inventory write-downs at our Components Group operations. Also included in the net increase in cost of goods sold is a $1.1 million gain recognized during fiscal 2004 related to modifications of employee benefit plans compared to a $4.5 million gain recognized during fiscal 2003. In fiscal 2004, we reduced our share of retiree medical benefits resulting in a $1.1 million gain, which was recognized in the second quarter of fiscal 2004. The fiscal 2003 gain included $5.1 million due to reductions in retiree medical benefits offset by a $0.6 million curtailment loss resulting from freezing a defined benefit pension plan.

        Gross profit.    Gross profit decreased by $12.9 million, or 7.7%, to $154.3 million for fiscal 2004 from $167.1 million for fiscal 2003. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 25.4% and 29.6% for fiscal 2004 and fiscal 2003, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $17.3 million, or 24.0%, to $89.4 million for fiscal 2004 from $72.1 million for fiscal 2003. This increase was primarily due to a $9.2 million increase resulting from the inclusion of the 2004 Acquisitions and the 2003 Acquisitions and $5.4 million of increased research and development expenditures. In addition, a $3.0 million charge was recorded in the fourth quarter of fiscal 2004 related to decisions made regarding the recoverability of customer accounts receivable and the continuing value of certain fixed assets associated with operations of our Components Group, partially offset by a reduction in employment costs which resulted from a reduction in headcount.

        Depreciation and amortization.    Depreciation and amortization increased by $3.9 million, or 15.8%, to $28.2 million for fiscal 2004 from $24.4 million for fiscal 2003, primarily due to an increase in depreciation as a result of capital expenditures made over the last twelve months and from the assets acquired in connection with the 2004 Acquisitions and the 2003 Acquisitions.

        Operating income.    Operating income decreased by $34.0 million, or 48.2%, to $36.6 million for fiscal 2004 from $70.6 million for the prior year period. The net decrease in operating income from the prior year period resulted from the decrease in gross profit, most notably from the decrease in commercial airframe build rates, a decrease in IGT build rates, the operating losses from our

Components Group discussed above and the increase in depreciation and amortization expense, offset by the operating profits from the inclusion of the 2004 Acquisitions and the 2003 Acquisitions.

        Interest expense and other.    Interest expense and other decreased by $0.2 million, or 1.2%, to $12.2 million for fiscal 2004 from $12.4 million for the prior year period. This decrease was primarily due to lower interest rates, partially offset by increased borrowing related to the 2004 Acquisitions, the 2003 Acquisitions and our capital expenditure program.

        Income tax expense.    The effective tax rate was 20.5% for fiscal 2004 and 35.5% for fiscal 2003. The fiscal year 2004 effective tax rate of 20.5% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit of approximately $1.8 million and the Extraterritorial Income (ETI) Exclusion of approximately $1.8 million. The rate also reflects approximately $2.0 million of favorable tax adjustments resulting from the completion of income tax audits through fiscal year 2000, partially offset by state income taxes and nondeductible accruals.

        Discontinued Operations.    In March 2003, we designated our Metals businesses ("Metals") as discontinued operations and we attempted to sell these businesses in fiscal 2004. While we did not complete the sales in fiscal year 2004, we are continuing to pursue the sale of these businesses or the underlying assets. Current discussions are under way with several potential buyers. The businesses that comprise our discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. We have historically stated that we would retain Metals due to its positive cash flows, which were used to fund the growth of our aviation businesses. However, we have decided to focus on our core capabilities in aviation and sell Metals. The loss from discontinued operations before income taxes was $1.8 million for fiscal 2004 compared with a loss from discontinued operations before income taxes of $1.3 million for fiscal 2003. The benefit for income taxes was $0.7 million in fiscal 2004 compared to a benefit of $0.5 million in the prior year period.

Fiscal year ended March 31, 2003 compared to fiscal year ended March 31, 2002

        Net sales.    Net sales remained virtually unchanged from the prior year period at $565.4 million for fiscal 2003. A decline in net sales due to a decrease in commercial airframe build rates was offset by revenue increases from certain military programs, most significantly the C-17 and F-18 E/F programs, from the positive impact from the acquisition of EFS Aerospace, Inc. ("EFS") in fiscal 2002 and from the 2003 Acquisitions.

        Costs of products sold.    Costs of products sold increased by $12.9 million, or 3.3%, to $398.3 million for fiscal 2003 from $385.4 million for fiscal 2002. Costs of products sold increased as a percentage of sales primarily due to lower operating rates in relation to fixed costs, significant increases in healthcare costs, the acquisition of EFS and the 2003 Acquisitions, partially mitigated by reductions in employee incentive payments and employee benefits. Partially offsetting the net increase in cost of goods sold is a $4.5 million gain recognized during fiscal 2003 related to the modification of employee benefit plans as described above.

        Gross profit.    Gross profit decreased by $12.8 million, or 7.1%, to $167.1 million for fiscal 2003 from $180.0 million for fiscal 2002. This decrease was primarily due to the reasons discussed above. As a percentage of net sales, gross profit was 29.6% and 31.8% for fiscal 2003 and fiscal 2002, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $1.9 million, or 2.7%, to $72.1 million for fiscal 2003 from $70.3 million for fiscal 2002, due to increases in healthcare costs and liability insurance premiums, as well as the inclusion of EFS and the

2003 Acquisitions, partially offset by a reduction in employment costs which resulted from a reduction in headcount and reductions in employee incentive payments and employee benefits.

        Depreciation and amortization.    Depreciation and amortization increased by $3.8 million, or 18.7%, to $24.4 million for fiscal 2003 from $20.5 million for fiscal 2002, primarily due to an increase in depreciation as a result of capital expenditures made over the last twelve months and from the assets acquired in connection with the inclusion of EFS and the 2003 Acquisitions.

        Special Charge.    During the second quarter of fiscal 2002, we recorded a special charge totaling $5.0 million related to the write-off of design and development costs related to a new aircraft program, which we deemed unlikely to go into production. In the second quarter of fiscal 2002, we became aware that the program had been cancelled. Upon learning of the cancellation of the program, we evaluated our position relative to any potential recovery of our costs and determined that there was no opportunity for recovery and, accordingly, wrote-off the design and development costs that had been capitalized related to the program.

        Operating income.    Operating income decreased by $13.5 million, or 16.0%, to $70.6 million for fiscal 2003 from $84.1 million for the prior year period. The net decrease in operating income from the prior year period resulted from the decrease in gross profit, most notably from the decrease in commercial airframe build rates discussed above, the increase in depreciation and amortization expense, partially offset by the operating profits from the inclusion of EFS and the 2003 Acquisitions.

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

        Discontinued Operations.    In March 2003, we designated Metals as discontinued operations and we attempted to sell these businesses in fiscal 2004. The businesses that comprise our discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. We have historically stated that we would retain Metals due to its positive cash flows, which were used to fund the growth of our aviation businesses. However, we have decided to focus on our core capabilities in aviation and sell Metals. The loss from discontinued operations before income taxes was $1.3 million for fiscal 2003 compared with income from discontinued operations before income taxes of $0.5 million for fiscal 2002. The benefit for income taxes was $0.5 million in fiscal 2003 compared to a provision of $0.1 million in the prior year period.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the year ended March 31, 2004, we generated approximately $45.6 million of cash flows from operating activities, used approximately $74.4 million in investing activities and raised approximately $26.6 million in financing activities.

        As a result of the acquisition of Triumph Gear Systems, Inc. and the possible effect of potential future acquisitions on the maximum total indebtedness to earnings before interest, taxes, depreciation and amortization covenant, in March 2004 we amended our Credit Facility to amend certain terms and covenants. The Credit Facility bears interest at either the London InterBank Offering Rate ("LIBOR") plus between 1.00% and 2.38%, the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at our option. The variation in the interest rate is based upon our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, we are required to pay a commitment fee of between 0.20% and 0.48% on the unused portion of our Credit Facility. As of March 31, 2004, $189.1 million was available under our Credit Facility. On March 31, 2004, an aggregate amount of approximately $66.6 million was outstanding under the Credit Facility, $66.5 million of which was accruing interest at LIBOR plus applicable basis points totaling 3.1% per annum, and $0.1 million of which was accruing interest at the overnight interest rate of 3.1% per annum. Amounts repaid under our Credit Facility may be reborrowed.

        In conjunction with amending our Credit Facility in March 2004, we similarly amended certain terms and covenants of our two classes of Senior Notes, for the same reasons described above.

        Capital expenditures were approximately $25.4 million for the year ended March 31, 2004, primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be approximately $25.0 million for our fiscal year ending March 31, 2005. The expenditures are expected to be used mainly to expand capacity at several facilities and are expected to be funded by borrowings under our Credit Facility.

        Effective April 1, 2004, we realigned our operating structure into two business groups, Triumph Aerospace Systems Group and Triumph Aftermarket Services Group. The companies that formerly were included in the Triumph Components Group have been consolidated into these two groups. In addition, several of the companies will be combined to form a new company, Triumph Engineered Solutions, Inc., which will be part of Triumph Aftermarket Services Group. The new organization is intended to enhance our ability to deliver better-coordinated solutions for our customers' needs. The creation of Triumph Engineered Solutions, Inc. will enable us to more efficiently produce the products used by our customers for their turbine component maintenance requirements. We anticipate that up to $4.0 million of costs, to be funded by borrowings under our Credit Facility, will be incurred in fiscal 2005 as the consolidation of our Components Group in Phoenix is completed.

        In May 2003, we acquired certain assets of Parker Hannifin's United Aircraft Products Division, located in Forrest, Ohio. In January 2004, we acquired all of the outstanding stock of Rolls-Royce Gear Systems, Inc., located in Park City, Utah, which is being operated by our subsidiary, Triumph Gear Systems, Inc. from Rolls-Royce North America Venture I Inc. The total cash paid at these closings of approximately $50.4 million was funded by borrowings under our Credit Facility.

        On December 15, 1998, we announced a program to repurchase up to 500,000 shares of our common stock. From the inception of the program through March 31, 2004, we have repurchased a total of 279,200 shares for a total purchase price of $6.9 million.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Long Term Debt(1)	$223,868	$3,002	$79,004	$20,819	$121,043
Capital Lease Obligations(1)(2)	2,090	1,984	106	—	—
Operating Leases	67,181	13,363	27,515	14,908	11,395
Operating Leases—discontinued operations	2,555	827	1,191	537	—
Purchase Obligations	82,157	74,852	7,056	249	—
Purchase Obligations—discontinued operations	7,345	7,345	—	—	—
Other Long Term Obligations(1)(2)	935	248	496	191	—

Total	$386,131	$101,621	$115,368	$36,704	$132,438

(1)
Included in our balance sheet at March 31, 2004.

(2)
Includes interest component.

        We believe that cash generated by operations and borrowings under our Credit Facility will be sufficient to meet anticipated cash requirements for our current operations. However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, our Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

  Allowance for Doubtful Accounts

        Trade receivables are presented net of an allowance for doubtful accounts. In determining the appropriate allowance, we consider a combination of factors, such as industry trends, our customers' financial strength and credit standing, and payment and default history. The calculation of the required allowance requires a judgment as to the impact of these and other factors on the ultimate realization of our trade receivables. We believe that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

  Inventories

        Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. We believe that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

  Revenue Recognition

        We recognize revenues in accordance with invoice terms, generally when completed products or repaired parts are shipped. Our policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at our option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional amounts may be required. We believe that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

  Goodwill and Intangible Assets

        Under Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

        SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2004 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization ("EBITDA") for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."

  Discontinued Operations

        We account for our metals businesses as discontinued operations because we plan to sell these businesses. Accounting treatment for discontinued operations involves segregation of the net assets and operating results of the discontinued operations for separate disclosure in the financial statements, rather than including the results within the other line-items of the financial statements. We have determined that the metals businesses meet the held-for-sale criteria of current accounting requirements as of March 31, 2004. Judgments and estimates were used in reaching this conclusion. A different interpretation of current accounting literature that concluded discontinued operation accounting did not apply would have a significant impact on our financial statements, increasing revenues, operating expenses, assets and liabilities, although shareholder's equity would remain the same.

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

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2004. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2004.

  Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$4,534	$1,342	$10,005	$10,000	$10,000	$120,000	$155,881
Weighted average interest rate (%)	6.99	6.09	5.59	5.59	5.59	5.90
Variable rate cash flows (in thousands)	$350	$397	$67,357	$406	$413	$1,043	$69,966
Weighted average interest rate (%)	2.15	2.74	3.09	2.84	2.91	2.24

        There are no other significant market risk exposures.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in Item 1. Business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See discussion in Item 7.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 22, 2004

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash	$6,766	$8,583
Accounts receivable, less allowance for doubtful accounts of $7,293 and $5,140	122,273	106,841
Inventories	206,751	196,343
Assets held for sale	28,296	27,883
Income tax refund receivable	8,829	—
Prepaid expenses and other	3,801	3,549

Total current assets	376,716	343,199
Property and equipment, net	248,626	215,832
Goodwill	267,621	260,467
Intangible assets, net	27,514	31,055
Other, net	15,371	13,615

Total assets	$935,848	$864,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,259	$47,466
Accrued expenses	49,771	44,808
Liabilities related to assets held for sale	8,809	6,361
Income taxes payable	1,533	3,231
Deferred income taxes	1,444	1,585
Current portion of long-term debt	4,884	7,831

Total current liabilities	121,700	111,282
Long-term debt, less current portion	220,963	191,692
Deferred income taxes and other	78,069	66,209
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,322	258,675
Treasury stock, at cost, 167,260 and 183,260 shares	(4,152)	(4,549)
Accumulated other comprehensive income	1,408	543
Retained earnings	258,522	240,300

Total stockholders' equity	515,116	494,985

Total liabilities and stockholders' equity	$935,848	$864,168

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Year ended March 31,
	2004	2003	2002
Net sales	$608,315	$565,381	$565,343
Operating costs and expenses:
Cost of products sold	454,047	398,258	385,392
Selling, general and administrative	89,418	72,113	70,251
Depreciation and amortization	28,237	24,387	20,546
Special charge	—	—	5,044

	571,702	494,758	481,233

Operating income	36,613	70,623	84,110
Interest expense and other	12,212	12,365	12,773

Income from continuing operations before income taxes	24,401	58,258	71,337
Income tax expense	4,991	20,682	22,220

Income from continuing operations	19,410	37,576	49,117
(Loss) income from discontinued operations, net	(1,188)	(859)	320

Net income	$18,222	$36,717	$49,437

Earnings per share—basic:
Income from continuing operations	$1.23	$2.37	$3.11
(Loss) income from discontinued operations, net	(0.07)	(0.05)	0.02

Net Income	$1.15 *	$2.32	$3.13

Weighted average common shares outstanding—basic	15,842	15,833	15,784

Earnings per share—diluted:
Income from continuing operations	$1.22	$2.36	$3.09
(Loss) income from discontinued operations, net	(0.07)	(0.05)	0.02

Net Income	$1.14 *	$2.31	$3.11

Weighted average common shares outstanding—diluted	15,918	15,924	15,918

*  Difference due to rounding.

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2001	$15	$241,877	$(5,167)	$(1,174)	$154,340	$389,891
Net income					49,437	49,437
Foreign currency translation adjustment				(51)		(51)
Cumulative effect of accounting change				(1,934)		(1,934)
Change in fair value of interest rate swap				3		3

Total comprehensive income						47,455

Purchase of 25,000 shares of common stock			(750)			(750)
Exercise of options to purchase common stock			665		(140)	525
Issuance of 450,000 shares of common stock in public offering	1	16,030				16,031
Other		349				349

Balance at March 31, 2002	16	258,256	(5,252)	(3,156)	203,637	453,501
Net income					36,717	36,717
Foreign currency translation adjustment				1,768		1,768
Change in fair value of interest rate swap				1,931		1,931

Total comprehensive income						40,416

Purchase of 10,000 shares of common stock			(220)			(220)
Exercise of options to purchase common stock		70	923		(54)	939
Other		349				349

Balance at March 31, 2003	16	258,675	(4,549)	543	240,300	494,985
Net income					18,222	18,222
Foreign currency translation adjustment				865		865

Total comprehensive income						19,087

Exercise of options to purchase common stock		(57)	397			340
Other		704				704

Balance at March 31, 2004	$16	$259,322	$(4,152)	$1,408	$258,522	$515,116

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended March 31,
	2004	2003	2002
Operating Activities
Net income	$18,222	$36,717	$49,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,237	24,387	20,546
Non-cash special charge	—	—	5,044
Other amortization included in interest expense	473	415	387
Provision for doubtful accounts receivable	3,675	2,161	2,179
Provision for deferred income taxes	6,518	6,009	7,421
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	—	634	1,099
Changes in other current assets and liabilities, excluding the effects of acquisitions	(12,676)	(4,706)	(8,973)
Changes in discontinued operations	2,035	(1,193)	156
Other	(837)	580	(2,631)

Net cash provided by operating activities	45,647	65,004	74,665

Investing Activities
Capital expenditures	(25,446)	(31,567)	(29,311)
Proceeds from sale of assets	1,095	1,065	684
Cash used for businesses acquired	(50,036)	(75,672)	(29,489)

Net cash used in investing activities	(74,387)	(106,174)	(58,116)

Financing Activities
Net proceeds from common stock offering	—	—	16,031
Net increase (decrease) in revolving credit facility	34,159	(81,871)	(30,667)
Proceeds from issuance of long-term debt	—	150,000	7,500
Retirement of long-term debt	—	(19,354)	—
Repayment of debt and capital lease obligations	(7,903)	(5,793)	(6,961)
Payment of deferred financing cost	—	(1,588)	—
Purchase of treasury stock	—	(220)	(750)
Proceeds from exercise of stock options	340	939	525

Net cash provided by (used in) financing activities	26,596	42,113	(14,322)

Effect of exchange rate changes on cash	327	810	(11)

Net change in cash	(1,817)	1,753	2,216
Cash at beginning of year	8,583	6,830	4,614

Cash at end of year	$6,766	$8,583	$6,830

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

2. Summary of Significant Accounting Policies

  Organization

        Triumph designs, engineers, manufactures or repairs and overhauls aircraft components and industrial gas turbine components and accessories for commercial airlines, air cargo carriers and original equipment manufacturers of aircraft and aircraft components and power generation equipment on a worldwide basis. The Company is organized into three groups, which are aggregated for reporting purposes, based on the products and services that it provides.

        The Company's revenue is generated from the design, engineering, manufacturing, repair, overhaul and distribution of aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. The Company's repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units for both commercial airlines and orginal equipment manufacturers ("OEMs"). Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering of mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis. In addition, the Company repairs and overhauls industrial gas turbine components, primarily for power generation equipment operators and applies high temperature coatings for both internal and external customers.

        Repair services generally involve the replacement of parts and/or the remanufacture of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

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

        The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 16% of total accounts receivable as of March 31, 2004 and 2003. The Company had no other significant concentrations of credit risk. Boeing represented approximately 22%, 16% and 15% of net sales in fiscal 2004, 2003 and 2002, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

        During fiscal years 2004, 2003 and 2002, the Company had foreign sales of $135,189, $122,194 and $132,213, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Derivatives and Hedging Activities

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivatives change in fair value, if any, will be immediately recognized in earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in the cumulative effect of an accounting change being recognized as a charge of $1,934 (net of $1,185 of income tax benefit) in other comprehensive income.

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

  Goodwill and Intangible Assets

        In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. The Company has three reporting units based upon the review and resource allocation performed by the Chief Operating Decision Maker as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company allocates goodwill to its three reporting units based upon the benefits that each acquisition adds to each reporting unit. The Company tests its goodwill for impairment annually during the fourth quarter of its fiscal year. The Company has determined based on its tests that no impairment of its goodwill exists as of March 31, 2004.

        Intangible assets cost and accumulated amortization at March 31, 2004 were $49,609 and $22,095, respectively. Intangible assets cost and accumulated amortization at March 31, 2003 were $48,619 and $17,564, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2004 had a weighted-average life of 11.3 years, and (ii) non-compete agreements and other, which at March 31, 2004 had a weighted-average life of 12.4 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2004 were $37,108 and $14,143 respectively, and at March 31, 2003 were $37,108 and $10,680, respectively. Gross cost and accumulated amortization of noncompete agreements and other at March 31, 2004 were $12,501 and $7,952, respectively, and at March 31, 2003 were $11,511 and $6,884, respectively. Amortization expense for the fiscal years ended March 31, 2004, 2003, and 2002 was $4,531, $4,292 and $4,544, respectively. Amortization expense for the five fiscal years succeeding March 31, 2004 by year is expected to be as follows: 2005: $4,258; 2006: $4,151; 2007: $4,055; 2008: $3,972; 2009: $3,825.

  Revenue Recognition

        Revenues are recorded when completed products or repaired parts are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues. The Company's policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience.

  Shipping and Handling Costs

        The cost of shipping and handling products is included in cost of products sold.

  Pre-production Design and Development Costs

        The Company expenses as incurred design and development costs related to long-term supply arrangements unless such costs are contractually recoverable. At March 31, 2001, the Company had capitalized $5,044 of contractually recoverable design and development costs which were charged to expense in fiscal 2002 because the program was deemed unlikely to go into production. In the second quarter of fiscal 2002, the Company became aware that the program had been cancelled. Upon learning of the cancellation of the program, the Company evaluated its position relative to any potential recovery of its costs and determined that there was no opportunity for recovery and accordingly, wrote-off the design and development costs that had been capitalized related to the program.

  Research and Development Expense

        Research and development expense was approximately $7,434, $2,061 and $577 for the years ended March 31, 2004, 2003 and 2002, respectively.

  Foreign Currency Translation

        The financial statements of the Company's French subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2004 and 2003, accumulated comprehensive income resulting from foreign currency translation was $1,408 and $543, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

  New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003 and for variable interests in special-purpose entities the adoption of this standard was effective as of December 31, 2003. For all other variable interest entities adoption of this standard was effective as of March 31, 2004. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company uses the accounting method under Accounting Principles Board ("APB") Opinion No. 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.7% for 2004, 4.8% for 2003 and 5.0% for 2002; no dividends; a volatility factor of the expected market price of the Company's Common stock of .39, .37 and .34 for 2004, 2003 and 2002, respectively, and a weighted-average expected life of the options of 6 years.

        For purposes of pro forma disclosures, the weighted average fair value of the options ($14.24 for the 2004 issuance, $19.69 for the 2003 issuance and $16.30 for the 2002 issuance) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Net Income and Earnings Per Share

	Year ended March 31,
	2004	2003	2002
Net income, as reported	$18,222	$36,717	$49,437
Stock-based employee compensation cost, net of related tax effects, included in reported net income	168	224	224
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(1,946)	(2,147)	(1,927)

Pro forma net income	$16,444	$34,794	$47,734

Earnings per share—basic:
Net income, as reported	$1.15	$2.32	$3.13
Pro forma net income	$1.04	$2.20	$3.02
Earnings pers share—diluted
Net income, as reported	$1.14	$2.31	$3.11
Pro forma net income	$1.04	$2.20	$3.02

  Reclassifications

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3. Acquisitions

        In May 2003, the Company acquired certain assets of Parker Hannifin's United Aircraft Products Division, which are being operated by the Company's Triumph Thermal Systems, Inc. subsidiary. In January 2004, the Company acquired from Rolls-Royce North America Venture I Inc. all of the outstanding stock of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc. (collectively, the "2004 Acquisitions"). The Company acquired the assets of Triumph Thermal Systems, Inc. to expand its product line offerings to its control systems customers. Located in Forrest, Ohio, these assets are used in conjunction with the design, development, manufacture and sale of thermal transfer systems for the aerospace industry. Products include Plate Fin, Tubular, and Surface Heat Exchangers, Liquid Cooling Systems, Electronic Cooling Systems, Oil Reservoirs and High Temperature Bleed Air ECS Heat Exchangers. The Company acquired Triumph Gear Systems, Inc. to expand its product line offerings in geared and high-lift systems and acquire the design and engineering capabilities for these products. Located in Park City, Utah, this subsidiary specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators and gear-driven actuators and gears for the aerospace industry. Primary products include aircraft and engine mounted accessory drives, utility actuation components and systems, high-lift actuation systems and flight control actuators for both civil and military application. The subsidiary also operates a FAA and JAA certified repair and overhaul center in Park City. Also as part of the transaction, the Company and Rolls-Royce have entered into exclusive long-term supply agreements for all Rolls-Royce related business. The combined purchase price of the 2004 Acquisitions of $52,140 includes cash paid at the closings and direct costs of the transactions. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $9,463 was recorded as goodwill, all of which is tax-deductible. The purchase price of the Triumph Gear Systems, Inc. acquisition has not been finalized and is subject to the final negotiation of the values on the closing balance sheet. Also, the Company has retained the services of an independent appraisal firm to assist in the valuation of certain intangible assets acquired as part of the acquisition of Triumph Gear Systems, Inc. The Company expects to finalize its purchase price allocation for this acquisition after the final appraisal has been received in the first quarter of fiscal 2005.

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2004 Acquisitions recorded in each respective acquisition:

Cash	$1
Accounts receivable	8,939
Inventory	9,299
Prepaids and other	234
Property and equipment	33,112
Goodwill	9,463
Intangible assets	175
Deferred tax assets	418

Total assets	$61,641

Accounts payable	$3,993
Accrued expenses	7,259

Total liabilities	$11,252

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's subsidiary, HTD Aerospace, Inc. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc. ("Aerocell Assets"), which are being operated by the Company's subsidiary, Triumph Airborne Structures, Inc. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument ("Furst") which are being operated by the Company's subsidiary, Furst Aircraft, Inc. In January 2003, the Company acquired substantially all of the assets of Boeing's Spokane Fabrication Operation which are being operated by the Company's subsidiary, Triumph Composite Systems, Inc. (collectively, the "2003 Acquisitions"). The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems, the Aerocell Assets to expand its capabilities and customer base in repair of flight control surfaces, Furst to expand its capabilities and customer base in instrument repair, and Triumph Composite Systems to expand its product line offerings of structural components to include stressed floor panels. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The Aerocell Assets are used in the repair and overhaul of airframe components, bonded components and structural assemblies for all commercial air fleets. Furst operates within the business jet market as a certified instrument repair, overhaul and re-certification facility and has capabilities on more than 1,500 components and represents most major manufacturers. In addition, Furst provides avionics installation services, rotables, loaners, engineering, 24-hour AOG support, inventory and parts management and field services. Triumph Composite Systems, Inc.'s facility is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Triumph Composite Systems, Inc.'s primary products include floor panels, air control systems ducts and non-structural composite flight deck components. As part of the transaction, the Company and Boeing have entered into an eight-year single-source supply agreement for the products currently produced at Triumph Composite Systems. The combined purchase price of the 2003 Acquisitions was $69,483. This amount includes cash paid at the closings, direct costs of the transactions and deferred payments. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $9,669 was recorded as goodwill, all of which is tax-deductible. The purchase price has not been finalized in one of the acquisitions due to an amount held in escrow relating to certain elements of the purchase price that are subject to change pursuant to agreement on a closing balance sheet. The disposition of the escrow funds are not expected to materially affect purchase accounting. The Ozone acquisition agreement provided for a purchase price adjustment based upon a final agreed upon value for the net assets acquired, as of the closing date. During fiscal 2004, the Company finalized with the seller the fair value of the net assets acquired and received a refund from the seller in the amount of $210.

        In November 2002, the Company acquired the remaining four percent of the stock of its subsidiary, Triumph Controls, Inc. for a cash purchase price of $4,060. The amount of the purchase price in excess of the carrying value of the minority interest liability of $3,425 was recorded as goodwill.

        In August 2001, the Company acquired substantially all of the assets of EMCO Fluid Systems, Inc., which was renamed EFS Aerospace, Inc. ("EFS"). The Company acquired EFS to expand its product line offerings in hydraulic control systems. EFS, located in Valencia, California, designs, produces, assembles and tests both hydraulic and pneumatic valves and actuators for the aviation and aerospace industries. The purchase price of approximately $35,061 includes the assumption of debt and certain liabilities and direct costs of the transaction. The excess of the purchase price over the estimated fair value of the net assets acquired of $24,293 was recorded as goodwill, all of which is tax-deductible. The EFS acquisition agreement had provided for a $5,000 contingent subordinated promissory note. In March 2003, the Company renegotiated the $5,000 contingent subordinated promissory note to a $2,500 non-contingent subordinated promissory note. During fiscal 2004, the Company re-evaluated its allocation of fair value to the assets acquired and assigned $640 to contracted backlog, with a life of 37 months, and $300 to proprietary designs, with a life of 30 years and reduced goodwill by the corresponding amount.

        These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company's long-term borrowings in place at the date of each respective acquisition.

        The following unaudited pro forma information for the fiscal years ended March 31, 2004 and 2003 have been prepared assuming the 2004 Acquisitions had occurred on April 1, 2002. The pro forma information for the fiscal year ended March 31, 2004 is as follows: Net Sales: $648,173; Net Income: $21,276; Net income per share—basic: $1.34; Net income per share—diluted: $1.34. The pro forma information for the fiscal year ended March 31, 2003 is as follows: Net Sales: $633,042; Net Income: $40,843; Net income per share—basic: $2.58; Net income per share—diluted: $2.56. The following unaudited pro forma information for the fiscal years ended March 31, 2003 and 2002 have been prepared assuming the 2003 Acquisitions had occurred on April 1, 2001. The pro forma information for the fiscal year ended March 31, 2003 is as follows: Net Sales: $570,261; Net Income: $36,185; Net income per share—basic: $2.29; Net income per share—diluted: $2.27. The pro forma information for the fiscal year ended March 31, 2002 is as follows: Net Sales: $601,569; Net Income: $48,312; Net income per share—basic: $3.06; Net income per share—diluted: $3.04. The pro forma effect of the EFS acquisition for the fiscal year ended March 31, 2002 was not material.

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

4.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	March 31,
	2004	2003
Raw materials	$68,302	$60,039
Work-in-process	65,112	74,154
Finished goods	73,337	62,150

Total inventories	$206,751	$196,343

5.    Income Taxes

        The components of income tax expense are as follows:

	Year ended March 31,
	2004	2003	2002
Current:
Federal	$(2,517)	$13,327	$13,728
State	990	1,346	1,071

	(1,527)	14,673	14,799
Deferred:
Federal	5,525	5,279	6,520
State	993	730	901

	6,518	6,009	7,421

	$4,991	$20,682	$22,220

        Income tax expense for the Company's foreign operations, which is included in the above amounts, for fiscal years 2004, 2003 and 2002 was $524, $370 and $690, respectively.

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.7	2.5	1.8
Miscellaneous permanent items and nondeductible accruals	0.2	—	0.1
Research and development tax credit	(7.3)	(0.1)	(0.6)
Extraterritorial Income (ETI) Exclusion tax benefits	(7.2)	(3.3)	(1.9)
Other	(5.9)	1.4	(3.3)

Effective income tax rate	20.5%	35.5%	31.1%

        Included in "Other" in fiscal 2004 is approximately $2,000 of favorable tax adjustments resulting from the completion of income tax audits through fiscal year 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes.

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$339	$339
Accounts receivable	1,728	1,906
Accruals and reserves	2,281	2,370
Other	219	219

	4,567	4,834
Deferred tax liabilities:
Property and equipment	47,872	41,027
Other assets	24,644	19,554
Inventory	4,077	4,108
Prepaid expenses and other	2,356	2,733

	78,949	67,422

Net deferred tax liabilities	$74,382	$62,588

        As of March 31, 2004, the Company has federal and state net operating loss carryforwards expiring in 3 to 16 years.

        Income taxes paid during the years ended March 31, 2004, 2003 and 2002 were, $724, $9,365 and $11,985, respectively.

6.    Long-Term Debt

        Long-term debt consists of the following:

	March 31,
	2004	2003
Senior notes	$150,000	$150,000
Revolving credit facility	66,621	32,462
Subordinated promissory notes	3,750	9,245
Other debt	5,476	7,816

	225,847	199,523
Less current portion	4,884	7,831

	$220,963	$191,692

        In December 2002, the Company issued two classes of Senior Notes: $80,000 of Class A notes and $70,000 of Class B notes. The Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. The Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10,000 starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Company's revolving credit facility ("Credit Facility"). Effective March 31, 2004, the Company amended the Senior Notes to change certain terms and covenants. The interest rate may increase up to an additional 0.63% if certain conditions arise.

        In conjunction with the issuance of the Senior Notes, the Company amended its Credit Facility to reduce the credit limit from $350,000 to $250,000, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. In July 2003, the Company increased its Credit Facility to $265,000 from $250,000. Effective March 31, 2004, the Company amended the Credit Facility to change certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.375% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.475% on the unused portion of the Credit Facility. The Company may allocate up to $15,000 of the available Credit Facility for the issuance of letters of credit of which $9,283 and $6,551 was used at March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, the effective interest rate on borrowings under the Credit Facility was 3.10% and 2.68%, respectively. At March 31, 2004, $189,096 of additional borrowings were available under the Credit Facility.

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

        In November 2002, the Company retired all of the 10.5% subordinated promissory notes and all of the 10.5% junior subordinated promissory notes, totaling $11,854. The retirement of these notes were funded by borrowings under the Company's Credit Facility. With regard to these notes, the Company, at its sole discretion, was permitted to pay interest by issuance of additional 10.5% notes and elected to do so for $634 and $1,057 for the years ended March 31, 2003 and 2002, respectively.

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

        The fair value of the Company's Credit Facility, senior notes and the industrial revenue bonds approximate their carrying values. The fair value of the subordinated promissory notes, based on a discounted cash flow method, was approximately $3,848 and $9,566 at March 31, 2004 and 2003, respectively.

        Maturities of long-term debt are as follows: 2005—$4,884; 2006—$1,739; 2007—$77,362; 2008—$10,406; 2009—$10,413; thereafter, $121,043 through 2012.

        Interest paid on indebtedness during the years ended March 31, 2004, 2003, and 2002 amounted to $12,972, $8,559, and $12,256, respectively.

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

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2004 and 2003, no shares of preferred stock were outstanding.

        The Company has Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2004 and 2003, no shares of Class D common stock were outstanding.

8.    Earnings Per Share

        The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2004	2003	2002
	(thousands)
Weighted average common shares outstanding—basic	15,842	15,833	15,784
Net effect of dilutive stock options	76	91	134

Weighted average common shares outstanding—diluted	15,918	15,924	15,918

        Options to purchase 462,100 shares of Common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during fiscal 2004. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2004 and, therefore, the effect would be antidilutive.

9.    Employee Benefit Plans

  Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $3,061, $2,711, and $2,633 for the years ended March 31, 2004, 2003 and 2002, respectively.

  Accrued Compensation

        Included in accrued expenses at March 31, 2004 and 2003 is accrued compensation of $18,121 and $14,996, respectively.

  Stock Option Plans

        The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

Summary of Stock Option Activity

	Options	Weighted Average Exercise Price
Balance, March 31, 2001	490,195	$27.73
Granted	220,000	$38.35
Exercised	(26,978)	$19.45
Forfeited	(3,350)	$32.71

Balance, March 31, 2002	679,867	$31.47
Granted	211,500	$44.67
Exercised	(36,950)	$25.43
Forfeited	(40,400)	$38.00

Balance, March 31, 2003	814,017	$34.85

Granted	301,000	$32.85
Exercised	(16,000)	$21.23
Forfeited	(64,050)	$38.21

Balance, March 31, 2004	1,034,967	$34.28

Summary of Stock Options Outstanding at March 31, 2004

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.00	129,717	2.6	$19.00	129,717	$19.00
$24.63-$26.44	142,750	5.3	$25.99	141,083	$26.00
$31.38-$34.29	299,900	9.2	$32.92	22,400	$33.77
$38.35	179,500	7.1	$38.35	94,832	$38.35
$43.13-$44.91	283,100	6.6	$44.30	149,768	$43.76

	1,034,967			537,800

        At March 31, 2004 and 2003, 155,052 options and 392,002 options, respectively, were available for issuance under the plans.

10.    Leases

        At March 31, 2004, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2005—$13,363; 2006—$18,971; 2007—$8,544; 2008—$9,027; 2009—$5,881; thereafter, $11,395 through 2021. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

        Total rental expense was $14,130, $13,300 and $10,450 for the years ended March 31, 2004, 2003 and 2002, respectively.

11.    Property and Equipment

        Net property and equipment at March 31, 2004 and 2003 is:

	March 31,
	2004	2003
Land	$17,620	$12,120
Buildings and improvements	110,930	85,093
Machinery and equipment	220,141	196,944

	348,691	294,157
Less accumulated depreciation	100,065	78,325

	$248,626	$215,832

        Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $23,706, $20,095 and $16,002, respectively.

12.    Goodwill

        The following is a summary of the changes in the carrying value of goodwill from March 31, 2003 through March 31, 2004 and from March 31, 2002 through March 31, 2003:

	2004	2003
Balance at beginning of year	$260,467	$250,410
Goodwill recognized in connection with acquisitions	9,463	14,891
Purchase price allocation adjustments	(2,878)	(5,727)
Effect of exchange rate changes	569	893

Balance at end of year	$267,621	$260,467

        During fiscal 2004, the Company finalized the purchase price adjustment related to its four acquisitions from fiscal 2003. As a result, the Company's purchase price was reduced by $2,144 with a corresponding reduction in goodwill. Also during fiscal 2004, the Company re-evaluated its allocation of fair value to the assets of EFS. As a result, the Company assigned $940 to intangible assets, adjusted its deferred taxes and reduced goodwill by $734.

        During fiscal 2003, the Company re-evaluated its allocation of fair value to the assets, adjusted its deferred taxes and reduced a note payable to the seller (see Note 6) for EFS resulting in a reduction of goodwill by $4,756. Also during fiscal 2003, the Company re-evaluated its allocation of fair value to the assets of select subsidiaries acquired during fiscal 2001 and reduced goodwill by $971.

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

14.    Collective Bargaining Agreements

        Approximately 14% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years including one operating location that will expire in the next 12 months, and one operating location which expired and is currently in administrative proceedings. The collective bargaining agreement, which expired, represents approximately 2% of the Company's labor force.

15.    Supplemental Cash Flow Information

	Year ended March 31,
	2004	2003	2002
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	$(9,919)	$(4,688)	$10,802
Inventories	(930)	(8,003)	(9,421)
Prepaid expenses and other current assets	(11)	46	(303)
Accounts payable, accrued expenses, and income taxes payable	(1,816)	7,939	(10,051)

	$(12,676)	$(4,706)	$(8,973)

Noncash investing and financing activities:
Seller note related to acquired business	$—	$—	$7,500

16.    Discontinued Operations

        In March of 2003, the Company designated its Metals businesses ("Metals") as discontinued operations and attempted to sell these businesses in fiscal 2004. While the Company did not complete the sale in fiscal year 2004, it is continuing to pursue the sale of these businesses or the underlying assets. Current discussions are underway with several potential buyers. The businesses that comprise the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. The Company had historically stated that it would retain Metals due to its positive cash flows which were used to fund the growth of its aviation businesses. However, the Company decided to focus on its core capabilities in aviation and sell Metals. For business segment reporting, Metals was previously reported as a separate segment. Revenues from the Metals businesses were $44,989, $42,560 and $47,427 for the years ended March 31, 2004, 2003 and 2002, respectively. The (loss) income from discontinued operations for the years ended March 31, 2004, 2003 and 2002 was $(1,188), net of income tax benefit of $(654), $(859), net of income tax benefit of $(474), and $320, net of income taxes of $145, respectively. Interest (expense) income of $(528), $354 and $43 was allocated to Metals for the years ended March 31, 2004, 2003 and 2002, respectively, based upon the actual borrowings of the operations. Such amounts are included in the (loss) income from discontinued operations of those years.

        The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	March 31,
	2004	2002
Cash	$203	$152
Accounts receivable, less allowance for doubtful accounts of $50 and $21	4,637	3,463
Inventories	6,037	6,685
Prepaid expenses and other	29	46
Property and equipment, net	17,390	17,537

Assets held for sale	$28,296	$27,883

Accounts Payable	$4,780	$3,888
Accrued Expenses	667	568
Deferred income tax	3,362	1,905

Liabilities related to assets held for sale	$8,809	$6,361

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of raw materials.

        At March 31, 2004, future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year were as follows: 2005—$827; 2006—$815; 2007—$376; 2008—$339; 2009—$198. Total rent expense was $935, $1,252 and $1,397 for the years ended March 31, 2004, 2003 and 2002, respectively.

        Net property and equipment at March 31, 2004 and 2003 is:

	March 31,
	2004	2002
Land	$432	$432
Buildings and improvements	2,152	2,093
Machinery and equipment	23,995	24,202

	26,579	26,727
Accumulated depreciation	(9,189)	(9,190)

	$17,390	$17,537

        Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $0, $1,577 and $1,164, respectively. Capital expenditures for the years ended March 31, 2004, 2003 and 2002 were $320, $2,898 and $3,331, respectively.

17.    Quarterly Financial Information (Unaudited)

	Fiscal 2004(1)				Fiscal 2003(2)
	June 30	Sept. 30	Dec. 31(3)	Mar. 31(3)	June 30	Sept. 30	Dec. 31	Mar. 31
Net sales	$140,629	$145,116	$146,815	$175,755	$139,789	$141,328	$132,574	$151,690
Gross profit	40,223	38,497	33,818	41,730	42,101	41,287	39,927	43,808
Net income	7,080	7,289	2,656	1,197	10,046	10,055	7,906	8,710
Earnings per share:
Net income—basic	0.45	0.46	0.17	0.08	0.64	0.63	0.50	0.55
Net income—diluted	0.45	0.46	0.17	0.08	0.63	0.63	0.50	0.55

(1)
In fiscal 2004, the Company acquired Triumph Thermal Systems, Inc. on May 31, 2003 and Triumph Gear Systems, Inc. on January 1, 2004.

(2)
In fiscal 2003, the Company acquired the Ozone assets on April 29, 2002, the Aerocell assets on July 31, 2002, Furst on August 1, 2002 and Triumph Composite Systems on January 9, 2003.

(3)
The results for the third and fourth quarters of fiscal 2004 include the aggregate effect of charges to earnings of $10,129 related to inventory write-downs and a fourth quarter charge of $2,989 related to decisions made regarding the recoverability of customer accounts receivables and the continuing value of certain fixed assets, all associated with the operations of the Company's Components Group.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2004:			1,152
Allowance for doubtful accounts receivable	$5,140	3,675	(2,674)	$7,293
For year ended March 31, 2003:			592
Allowance for doubtful accounts receivable	$3,854	2,161	(1,467)	$5,140
For year ended March 31, 2002:			264
Allowance for doubtful accounts receivable	$2,900	2,179	(1,489)	$3,854

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of EFS Aerospace, Inc., the Ozone Assets, the Aerocell Assets, Furst, the assets of The Boeing Company's Spokane Fabrication operation, Parker Hannifin's United Aircraft Products Division and Triumph Gear Systems, Inc.

(2)
Deductions represent write-offs of related account balances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

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

          As of March 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

  (b)
  Changes in internal control over financial reporting.

          In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures. Our independent auditors, Ernst &Young LLP, identified certain reportable conditions with respect to certain companies within our former Components Group that they considered to be material weaknesses in internal control over financial reporting. These material weaknesses related to personnel issues and management oversight, as well as consistency of accounting policies and procedures. Both prior to and in response to the independent auditors' identification of these issues, we have taken certain steps to strengthen control processes and procedures to correct these material weaknesses and provide reasonable assurance that the noted weaknesses in internal control did not result in material misstatement of our consolidated financial statements. These steps included restructuring of our reporting lines, replacement of certain personnel and enhancements to corporate oversight.

          We believe we have dedicated the necessary resources to formulate and execute on a plan to address the aforementioned reportable conditions and material weaknesses. We have taken the steps outlined above to address the adequacy of our disclosure controls and procedures, and, in addition, we are developing and implementing a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures.

PART III

Item 10.    Directors and Executive Officers of Registrant

Directors

        The information required for directors is included in our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Executive Officers

        The information required for executive officer is included in Part I under the heading "Executive Officers of Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required regarding executive compensation is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required regarding security ownership is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

        On January 3, 2001, we granted to our two top executive officers a total of 27,000 shares of our Common Stock valued at $1,043,000 at issuance, which vests over three years. As of January 3, 2004, an aggregate of 27,000 of the shares had vested.

Item 13.    Certain Relationships and Related Transactions

        The information required regarding certain relationships and related transactions is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Certain Transactions" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required regarding principal accountant fees and services is included in our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on July 12, 2004, under the heading "Proposal No. 2—Ratification and Selection of Auditors" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

          (1)    The following consolidated financial statements are included in Item 8 of this report:

          (2)    The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	53

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

          (3)    The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Richard M. Eisenstaedt.(3)
10.4	Employment Agreement with Lawrence J. Resnick.(3)
10.5	1996 Stock Option Plan.(1)
10.6	Directors' Stock Option Plan.(2)
10.7	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(4)
10.8	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(5)
10.9	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.10*	Fourth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.
10.11	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(6)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(6)
10.13	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(5)
10.14*	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.
10.15	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March31, 2003.

(4)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

*
Filed herewith.

        (b)    Reports on Form 8-K

        The Company furnished earnings press releases and other financial information in Forms 8-K dated January 29, 2004 and April 22, 2004.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: June 3, 2004	By:	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

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

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2004
/s/ JOHN R. BARTHOLDSON John R. Bartholdson	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	June 3, 2004
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	June 3, 2004
/s/ RICHARD C. GOZON Richard C. Gozon	Director	June 3, 2004
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	June 3, 2004
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	June 3, 2004
/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	June 3, 2004
/s/ GEORGE S. SIMPSON George S. Simpson	Director	June 3, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Richard M. Eisenstaedt.(3)
10.4	Employment Agreement with Lawrence J. Resnick.(3)
10.5	1996 Stock Option Plan.(1)
10.6	Directors' Stock Option Plan.(2)
10.7	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(4)
10.8	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(5)
10.9	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.10*	Fourth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.
10.11	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(6)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(6)
10.13	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(5)
10.14*	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.
10.15	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

*
Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
TRIUMPH GROUP, INC. Consolidated Balance Sheets (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Income (In thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
TRIUMPH GROUP, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of Registrant
Directors
Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Business Conduct
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
EXHIBIT INDEX