Form 10-K/A
period 2004-03-31
TRIUMPH GROUP INC /
filed 2004-06-14
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        This amendment on Form 10-K/A is being filed solely to correct the "Report of Independent Registered Public Accounting Firm" to reflect the new requirements of the Public Company Accounting Oversight Board. The financial statements and notes thereto have not been changed in this amendment.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

TRIUMPH GROUP, INC.
Dated: June 14, 2004	By:	/s/ JOHN R. BARTHOLDSON John R. Bartholdson Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Richard M. Eisenstaedt.(3)
10.4	Employment Agreement with Lawrence J. Resnick.(3)
10.5	1996 Stock Option Plan.(1)
10.6	Directors' Stock Option Plan.(2)
10.7	Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(4)
10.8	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(5)
10.9	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(4)
10.10*	Fourth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.
10.11	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(6)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(6)
10.13	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(5)
10.14*	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.
10.15	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

*
Previously Filed.

**
filed herewith.

QuickLinks

  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TRIUMPH GROUP, INC. Consolidated Balance Sheets (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Income (In thousands, except per share data)
TRIUMPH GROUP, INC. Consolidated Statements of Stockholders' Equity (Dollars in thousands)
TRIUMPH GROUP, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
TRIUMPH GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
Signatures
EXHIBIT INDEX