Form 10-Q
period 2004-06-30
TRIUMPH GROUP INC /
filed 2004-08-09
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004.

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

Common Stock, par value $0.001 per share, 15,860,064 shares as of July 26, 2004.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	JUNE 30, 2004	MARCH 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$6,568	$6,766
Accounts receivable, net	111,448	122,273
Inventories	208,590	206,751
Assets held for sale	28,503	28,296
Income tax refund receivable	3,934	8,829
Prepaid expenses and other	3,633	3,801
Total current assets	362,676	376,716

Property and equipment, net	244,943	248,626

Goodwill	267,990	267,621
Intangible assets, net	26,448	27,514
Other, net	16,336	15,371

Total assets	$918,393	$935,848

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	JUNE 30, 2004	MARCH 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,669	$55,259
Accrued expenses	46,539	49,771
Liabilities related to assets held for sale	8,938	8,809
Income taxes payable	2,453	1,533
Deferred income taxes	1,444	1,444
Current portion of long-term debt	4,687	4,884
Total current liabilities	114,730	121,700

Long-term debt, less current portion	207,585	220,963
Deferred income taxes and other	78,193	78,069

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,322	259,322
Treasury stock, at cost, 167,260 shares	(4,152)	(4,152)
Accumulated other comprehensive income	1,318	1,408
Retained earnings	261,381	258,522
Total stockholders’ equity	517,885	515,116

Total liabilities and stockholders’ equity	$918,393	$935,848

SEE ACCOMPANYING NOTES

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2004	2003

Net sales	$165,353	$140,629

Operating costs and expenses:
Cost of products sold	126,157	100,406
Selling, general, and administrative	25,178	19,071
Depreciation and amortization	7,571	6,479
	158,906	125,956

Operating income	6,447	14,673
Interest expense and other	3,257	2,833
Income from continuing operations before income taxes	3,190	11,840
Income tax expense	1,085	4,203
Income from continuing operations	2,105	7,637
Income (loss) from discontinued operations, net	754	(557)
Net income	$2,859	$7,080

Earnings per share – basic:
Income from continuing operations	$0.13	$0.48
Income (loss) from discontinued operations, net	0.05	(0.04)
Net income	$0.18	$0.45 *

Weighted average common shares outstanding – basic	15,860	15,835

Earnings per share – diluted:
Income from continuing operations	$0.13	$0.48
Income (loss) from discontinued operations, net	0.05	(0.04)
Net income	$0.18	$0.45 *

Weighted average common shares outstanding – diluted	15,935	15,883

*Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$2,859	$7,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,571	6,479
Other amortization included in interest expense	183	116
Provision for doubtful accounts receivable	1,068	164
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	9,736	2,357
Inventories	(757)	(5,877)
Prepaid expenses and other	150	181
Accounts payable, accrued expenses, accrued income taxes payable, and income tax refund receivable	(3,484)	(11,714)
Changes in discontinued operations	(78)	(1,122)
Other	(53)	(2,171)
Net cash provided by (used in) operating activities	17,195	(4,507)

INVESTING ACTIVITIES
Capital expenditures	(2,974)	(7,211)
Proceeds from sale of assets	136	305
Cash used for businesses acquired	(62)	(15,019)
Net cash used in investing activities	(2,900)	(21,925)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility borrowings	$(12,982)	$27,711
Repayment of debt and capital lease obligations	(593)	(793)
Payment of deferred financing cost	(906)	—
Proceeds from exercise of stock options	—	8
Net cash (used in) provided by financing activities	(14,481)	26,926

Effect of exchange rate changes on cash	(12)	44

Net change in cash	(198)	538
Cash at beginning of period	6,766	8,583

Cash at end of period	$6,568	$9,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$(4,372)	$2,866
Cash paid for interest	5,256	4,974

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

CONCENTRATION OF CREDIT RISK

During the three months ended June 30, 2004 and 2003, the Company had foreign sales of $34,378 and $28,129, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

The Company has a number of stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 2, Note 7 and Note 9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

The Company uses the interim financial statement disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.”  The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its employee stock options.  Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The fair value of the Company’s stock options granted in the first quarter of fiscal 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.7%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of ..41; and an expected life of the options of 6 years.  No options were granted during the first quarter of fiscal 2004.

For purposes of pro forma disclosure, the fair value of the options ($15.47 for the options granted in the first quarter of fiscal 2005) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Net income, as reported	$2,859	$7,080

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	—	87

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(500)	(506)

Pro forma net income	$2,359	$6,661

Earnings per share – basic:
Net income, as reported	$0.18	$0.45
Pro forma net income	$0.15	$0.42

Earnings per share – diluted:
Net income, as reported	$0.18	$0.45
Pro forma net income	$0.15	$0.42

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2004 were $49,609 and $23,161, respectively.  Intangible assets cost and accumulated amortization at March 31, 2004 were $49,609 and $22,095, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at June 30, 2004 had a weighted-average life of 11.2 years, and (ii) non-compete agreements and other, which at June 30, 2004 had a weighted-average life of 12.4 years.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2004 were $37,108 and $15,013, respectively, and at March 31, 2004 were $37,108 and $14,143, respectively.  Gross cost and accumulated amortization of noncompete agreements and other at June 30, 2004 were $12,501 and $8,148, respectively and at March 31, 2004 were $12,501 and $7,952, respectively.  Amortization expense for the three months ended June 30, 2004 was $1,066.  Amortization expense for the fiscal year ended March 31, 2005 and the succeeding five fiscal years by year is expected to be as follows: 2005: $4,258; 2006: $4,151; 2007: $4,055; 2008: $3,972; 2009: $3,825; 2010: $3,595.

3.  ACQUISITIONS

The purchase price of the acquisition in the fourth quarter of fiscal 2004 of Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., has not been finalized and is subject to the final negotiation of the values on the closing balance sheet.  Also, the Company has retained the services of an independent appraisal firm to assist in the valuation of certain intangible assets acquired as part of the acquisition of Triumph Gear Systems, Inc.  The Company expects to finalize its purchase price with the seller and the purchase price allocation for this acquisition in the second quarter of fiscal 2005.

The purchase price has not been finalized in one of the acquisitions from fiscal 2003 due to an amount held in escrow relating to certain elements of the purchase price that are subject to change pursuant to agreement on a closing balance sheet.  The disposition of the escrow funds are not expected to materially affect purchase accounting.

The following unaudited pro forma information for the three months ended June 30, 2003 have been prepared assuming the acquisition of Triumph Gear Systems, Inc. and the assets of Parker Hannifin’s United Aircraft Products Division, being operated by the Company’s subsidiary, Triumph Thermal Systems, Inc., had occurred on April 1, 2003.  The pro forma information is as follows: Net sales: $155,085; Net income: $7,427; Net income per share — basic: $0.47; and Net income per share — diluted: $0.47.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	JUNE 30, 2004	MARCH 31, 2004

Raw materials	$79,335	$68,302
Work-in-process	65,300	65,112
Finished goods	63,955	73,337
Total inventories	$208,590	$206,751

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30, 2004	MARCH 31, 2004

Senior notes	$150,000	$150,000
Revolving credit facility	53,639	66,621
Subordinated promissory notes	3,750	3,750
Other debt	4,883	5,476
	212,272	225,847
Less current portion	4,687	4,884
	$207,585	$220,963

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2004	2003
Weighted average common shares outstanding - basic	15,860	15,835
Net effect of dilutive stock options	75	48
Weighted average common shares outstanding – diluted	15,935	15,883

Options to purchase 737,250 shares of common stock, at prices ranging from $32.83 per share to $44.91 per share, were outstanding during the first quarter of fiscal 2005.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2004 and, therefore, the effect would be antidilutive.

7.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2004 through June 30, 2004:

Balance, March 31, 2004	$267,621

Purchase price allocation adjustments	416
Effect of exchange rate changes	(47)

Balance, June 30, 2004	$267,990

8.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $12,903 and $10,815 for the three months ended June 30, 2004 and 2003, respectively.  The income (loss) from discontinued operations for the three months ended June 30, 2004 and 2003 was $754, net of income taxes of $388, and $(557), net of income tax benefit of $(306), respectively.  Interest expense of $148 and $139 was allocated to the discontinued operations for the three months ended June 30, 2004 and 2003, respectively.  Such amounts are included in the income (loss) from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	JUNE 30, 2004	MARCH 31, 2004

Cash	$140	$203
Accounts receivable, net	5,383	4,637
Inventories	5,625	6,037
Prepaid expenses and other	48	29
Property and equipment, net	17,307	17,390
Assets held for sale	$28,503	$28,296

Accounts Payable	$4,786	$4,780
Accrued Expenses	790	667
Deferred income tax	3,362	3,362
Liabilities related to assets held for sale	$8,938	$8,809

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net sales.  Net sales increased by $24.7 million, or 17.6%, to $165.4 million for the first quarter of fiscal 2005 from $140.6 million for the prior year period. This increase in net sales is primarily due to two acquisitions completed in fiscal 2004: namely, the May 2003 acquisition of substantially all of the assets of Parker Hannifin’s United Aircraft Products Division, which is being operated by our subsidiary, Triumph Thermal Systems, Inc., and the January 2004 acquisition of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I, Inc. (collectively, the “2004 Acquisitions”).  Excluding the effect of acquisitions, net sales increased by $8.7 million, or 6.2%, over the prior year period.  This increase was due to the net effect of a 12.4% increase in net sales to the aviation markets offset by a 43.0% decrease in net sales to the IGT related markets.

Costs of products sold.  Costs of products sold increased by $25.8 million, or 25.6%, to $126.2 million for the first quarter of fiscal 2005 from $100.4 million for the first quarter of fiscal 2004. Cost of products sold increased relative to sales due to the 2004 Acquisitions, as well as increases in healthcare costs.

Gross profit.  Gross profit decreased by $1.0 million, or 2.6%, to $39.2 million for the first quarter of fiscal 2005 from $40.2 million for the first quarter of fiscal 2004. This decrease was primarily due to the negative gross margin in the IGT related activities as well as the increases in healthcare costs, mostly offset by the incremental margin from the 2004 Acquisitions. As a percentage of net sales, gross profit was 23.7% and 28.6% for the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.1 million, or 32.0%, to $25.2 million for the first quarter of fiscal 2005 from $19.1 million for the prior year period, due to the 2004 Acquisitions and increases in legal, regulatory and research and development costs.

Depreciation and amortization.  Depreciation and amortization increased by $1.1 million, or 16.9%, to $7.6 million for the first quarter of fiscal 2005 from $6.5 million for the first quarter of fiscal 2004, primarily due to an increase in depreciation from the assets acquired in connection with the 2004 Acquisitions and due to our capital expenditures made over the last twelve months.

Operating income.  Operating income decreased by $8.2 million, or 56.1%, to $6.4 million for the first quarter of fiscal 2005 from $14.7 million for the prior year period.  The decrease in operating income over the prior year resulted from the decrease in gross profits, increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by the operating profits from the acquisitions of the 2004 Acquisitions.

Interest expense and other. Interest expense and other increased by $0.4 million, or 15.0%, to $3.3 million for the first quarter of fiscal 2005 from $2.8 million for the first quarter of fiscal 2004. This increase was due to both slightly higher interest rates and increased borrowing resulting from the 2004 Acquisitions and our capital expenditure program.

Income tax expense. The effective tax rate was 34.0% for the first quarter of fiscal 2005 and 35.5% for the first quarter of fiscal 2004.

Discontinued Operations. Income from discontinued operations before income taxes was $1.1 million for the first quarter of fiscal 2005 compared with a loss from discontinued operations before income taxes of $0.9 million for the first quarter of fiscal 2004.  The provision for income taxes was $0.4 million in the first quarter of fiscal 2005 compared to a benefit of $0.3 million in the prior year period.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We generated approximately $17.2 million of cash flows from operating activities for the three months ended June 30, 2004.  We used approximately $2.9 million in investing activities and approximately $14.5 million in financing activities for the three months ended June 30, 2004.

As of June 30, 2004, $202.4 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2004, an aggregate amount of approximately $53.6 million was outstanding under the Credit Facility, $52.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 3.2% per annum, and $1.6 million of which was accruing interest at the overnight rate of 3.5% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Capital expenditures were approximately $3.0 million for the three months ended June 30, 2004 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $25.0 million for our fiscal year ending March 31, 2005.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Effective April 1, 2004, we realigned our operating structure into two business groups, Triumph Aerospace Systems Group and Triumph Aftermarket Services Group.  The companies that formerly were included in the Triumph Components Group have been consolidated into these two groups.  In addition, several of the companies will be combined to form a new company, Triumph Engineered Solutions, Inc., which will be part of Triumph Aftermarket Services Group.  The new organization is intended to enhance our ability to deliver better-coordinated solutions for our customers’ needs.  The creation of Triumph Engineered Solutions, Inc. will enable us to more efficiently produce the products used by our customers for their turbine component maintenance requirements.  We anticipate that up to $4.0 million of costs, to be funded by borrowings under our Credit Facility, will be incurred in fiscal 2005 as the consolidation of our Components Group in Phoenix is completed.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$210,501	$2,967	$65,689	$20,823	$121,022
Capital Lease Obligations (1) (2)	1,842	1,790	52	0	0
Operating Leases	64,426	13,105	26,299	13,717	11,305
Operating Leases – discontinued operations	2,230	773	1,005	452	0
Purchase Obligations	104,335	83,765	20,393	177	0
Purchase Obligations-discontinued operations	10,256	10,256	0	0	0
Other Long Term Obligations (1) (2)	816	248	439	129	0
Total	$394,406	$112,904	$113,877	$35,298	$132,327

(1) Included in the Company’s balance sheet at June 30, 2004.

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC in June 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A.  Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  There has been no material change in this information.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

(b) Changes in internal control over financial reporting.

During the period covered by this Quarterly Report on Form 10-Q, we implemented remedial measures to address material weaknesses in internal control over financial reporting identified by our independent auditors in connection with their audit of our financial statements for the fiscal year ended March 31, 2004.  We believe these measures materially improved our internal control over financial reporting during the quarter.  Actions taken included re-evaluating and adding staff to raise the overall level of expertise, establishing or reiterating policies and procedures designed to enhance coordination between management and the Company’s accounting staff and related reporting procedures, centralizing review and monitoring of accounting issues, and allocating senior accounting personnel to provide additional on-site supervision of accounting functions.

We believe the measures we have taken and additional measures we continue to implement will have a material, positive impact on our internal control over financial reporting in future periods.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.  Legal Proceedings

On July 9, 2004, Eaton Corporation and several of its subsidiaries filed suit against the Company, certain of its subsidiaries and certain employees of the Company and its subsidiaries, alleging misappropriation of trade secrets belonging to Eaton related to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation, as well as certain other related claims.  The complaint alleges violations of Mississippi law exclusively and was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi.  The complaint seeks an unspecified amount of compensatory and punitive damages, attorneys’ fees and costs.

The Company believes it has meritorious defenses to the allegations contained in Eaton’s complaint, intends to conduct a vigorous defense and is considering potential claims against Eaton.

The allegations relate to conduct that is the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi, that commenced in January 2004 with a search of the offices of the Company’s subsidiary, Frisby Aerospace, L.L.C.  The Company and its subsidiaries have been cooperating fully with the investigation, which is continuing.  Neither the Company nor any of its subsidiaries has been identified as a target.

Item 6.  Exhibits and Reports on Form 8-K

A.           Exhibits

Exhibit 10.16            Employment Agreement with John B. Wright, II

Exhibit 31.1              Section 302 Certification by President and CEO

Exhibit 31.2              Section 302 Certification by Senior Vice President and CFO

Exhibit 32.1              Certification of Periodic Report by President and CEO

Exhibit 32.2              Certification of Periodic Report by Senior Vice President and CFO

B.             Reports on Form 8-K

On April 29, 2004, the Company filed under items 7 and 12 a press release of the results for the first quarter of the fiscal year ended March 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 9, 2004
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	August 9, 2004
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 9, 2004
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)