Form 10-Q
period 2004-09-30
TRIUMPH GROUP INC /
filed 2004-11-02
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Liberty Ridge Drive, Suite 100 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.001 per share, 15,871,064 shares as of September 30, 2004.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	SEPTEMBER 30, 2004	MARCH 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$6,241	$6,766
Accounts receivable, net	119,005	122,273
Inventories	214,235	206,751
Assets held for sale	31,293	28,296
Prepaid expenses and other	4,945	3,801
Income tax refund receivable	4,339	8,829
Total current assets	380,058	376,716

Property and equipment, net	243,944	248,626

Goodwill	267,937	267,621
Intangible assets, net	25,375	27,514
Other, net	16,070	15,371

Total assets	$933,384	$935,848

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	SEPTEMBER 30, 2004	MARCH 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,852	$55,259
Accrued expenses	50,871	49,771
Liabilities related to assets held for sale	11,533	8,809
Income taxes payable	3,611	1,533
Deferred income taxes	1,444	1,444
Current portion of long-term debt	4,475	4,884
Total current liabilities	124,786	121,700

Long-term debt, less current portion	206,221	220,963
Deferred income taxes and other	78,350	78,069

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,330	259,322
Treasury stock, at cost, 156,260 and 167,260 shares	(3,879)	(4,152)
Accumulated other comprehensive income	1,507	1,408
Retained earnings	267,053	258,522
Total stockholders’ equity	524,027	515,116

Total liabilities and stockholders’ equity	$933,384	$935,848

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net sales	$169,980	$145,116	$335,333	$285,745

Operating costs and expenses:
Cost of products sold	126,523	106,619	252,680	207,025
Selling, general and administrative	26,068	19,762	51,246	38,833
Depreciation and amortization	7,509	6,632	15,080	13,111
	160,100	133,013	319,006	258,969

Operating income	9,880	12,103	16,327	26,776
Interest expense and other	3,210	2,942	6,467	5,775
Income from continuing operations before income taxes	6,670	9,161	9,860	21,001
Income tax expense	1,775	1,245	2,860	5,448
Income from continuing operations	4,895	7,916	7,000	15,553
Income (loss) from discontinued operations, net	777	(627)	1,531	(1,184)
Net income	$5,672	$7,289	$8,531	$14,369

Earnings per share – basic:
Income from continuing operations	$0.31	$0.50	$0.44	$0.98
Income (loss) from discontinued operations, net	0.05	(0.04)	0.10	(0.07)
Net Income	$0.36	$0.46	$0.54	$0.91

Weighted average common shares outstanding – basic	15,868	15,836	15,864	15,836

Earnings per share – diluted:
Income from continuing operations	$0.31	$0.50	$0.44	$0.98
Income (loss) from discontinued operations, net	0.05	(0.04)	0.10	(0.07)
Net Income	$0.36	$0.46	$0.54	$0.90 *

Weighted average common shares outstanding – diluted	15,942	15,904	15,939	15,894

*  -  Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$8,531	$14,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,080	13,111
Non-cash impairment of fixed assets	1,340	—
Other amortization included in interest expense	368	232
Provision for doubtful accounts receivable	1,407	317
Benefit from deferred income taxes	(4)	(2,007)
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	1,881	(53)
Inventories	(6,363)	(5,913)
Prepaid expenses and other	(1,155)	(2,871)
Accounts payable, accrued expenses, and accrued income taxes payable	5,585	(3,038)
Changes in discontinued operations	(273)	1,203
Other	219	(3,459)
Net cash provided by operating activities	26,616	11,891

INVESTING ACTIVITIES
Capital expenditures	(9,828)	(14,217)
Proceeds from sale of assets	249	281
Cash used for businesses acquired	(1,778)	(14,522)
Net cash used in investing activities	(11,357)	(28,458)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003
FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility borrowings	$(14,293)	$21,538
Repayment of debt and capital lease obligations	(858)	(6,461)
Payment of deferred financing cost	(932)	—
Proceeds from exercise of stock options	281	46
Net cash (used in) provided by financing activities	(15,802)	15,123

Effect of exchange rate changes on cash	18	35

Net change in cash	(525)	(1,409)
Cash at beginning of period	6,766	8,583

Cash at end of period	$6,241	$7,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash (refund from) paid for income taxes, net	$(3,321)	$5,112
Cash paid for interest	$6,060	$6,852

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to  Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2004.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company, through its operating subsidiaries, designs, engineers and manufactures products for original equipment manufacturers of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier, and military customers on a worldwide basis.

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

The fair values of the Company’s stock options granted in the first six months of fiscal 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.8%; no dividends; a weighted-average volatility factor of the expected market price of the Company’s Common stock of .41; and an expected life of the options of 6 years.  No options were granted during the six-month period ended September 30, 2003.

For purposes of pro forma disclosure, the weighted-average fair value of the options ($15.04 for the options granted in the first six months of fiscal 2005) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income, as reported	$5,672	$7,289	$8,531	$14,369

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	—	56	—	112

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(490)	(456)	(990)	(931)

Pro forma net income	$5,182	$6,889	$7,541	$13,550

Earnings per share – basic:
Net income, as reported	$0.36	$0.46	$0.54	$0.91
Pro forma net income	$0.33	$0.44	$0.48	$0.86

Earnings per share – diluted:
Net income, as reported	$0.36	$0.46	$0.54	$0.90
Pro forma net income	$0.33	$0.44	$0.48	$0.86

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at September 30, 2004 were $49,609 and $24,234, respectively.  Intangible assets cost and accumulated amortization at March 31, 2004 were $49,609 and $22,095, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at September 30, 2004 had a weighted-average life of 11.2 years, and (ii) non-compete agreements and other, which at September 30, 2004 had a weighted-average life of 12.4 years.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2004 were $37,108 and $15,883, respectively, and at March 31, 2004 were $37,108 and $14,143, respectively.  Gross cost and accumulated amortization of noncompete agreements and other at September 30, 2004 were $12,501 and $8,351, respectively, and at March 31, 2004 were $12,501 and $7,952, respectively.  Amortization expense for the three month and six month periods ended September 30, 2004 were $1,073 and $2,139, respectively.  Amortization expense for the fiscal year ended March 31, 2005 and the succeeding five fiscal years by year is expected to be as follows: 2005: $4,285; 2006: $4,180; 2007: $4,087; 2008: $3,989; 2009: $3,851; 2010: $3,616.

3.  ACQUISITIONS

The purchase price of the acquisition in the fourth quarter of fiscal 2004 of Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., was finalized and a final payment related to the final negotiation of the values on the closing balance sheet was made in August 2004 in the amount of $1,653.  Also, the Company has retained the services of an independent appraisal firm to assist in the valuation of certain intangible assets acquired as part of the acquisition of Triumph Gear Systems, Inc.  The Company expects to finalize the purchase price allocation for this acquisition in the third quarter of fiscal 2005.

The following unaudited pro forma information for the six months ended September 30, 2004 has been prepared assuming the acquisition of Triumph Gear Systems, Inc. and the assets of Parker Hannifin’s United Aircraft Products Division, being operated by the Company’s subsidiary, Triumph Thermal Systems, Inc., had occurred on April 1, 2003.  The pro forma information is as follows: Net sales: $311,895; Net income: $15,812; Net income per share – basic: $1.00; and Net income per share – diluted: $0.99.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	SEPTEMBER 30, 2004	MARCH 31, 2004

Raw materials	$79,341	$68,302
Work-in-process	71,545	65,112
Finished goods	63,349	73,337
Total inventories	$214,235	$206,751

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30, 2004	MARCH 31, 2004

Senior notes	$150,000	$150,000
Revolving credit facility	52,328	66,621
Subordinated promissory notes	3,750	3,750
Other debt	4,618	5,476
	210,696	225,847
Less current portion	4,475	4,884
	$206,221	$220,963

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
(in thousands)	2004	2003	2004	2003
Weighted average common shares outstanding – basic	15,868	15,836	15,864	15,836
Net effect of dilutive stock options	74	68	75	58
Weighted average common shares outstanding – diluted	15,942	15,904	15,939	15,894

Options to purchase 725,000 shares of common stock, at prices ranging from $32.83 per share to $44.91 per share, were outstanding during the second quarter of fiscal 2005.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2004 and, therefore, the effect would be antidilutive.

7.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2004 through September 30, 2004:

Balance, March 31, 2004	$267,621

Purchase price allocation adjustments	265
Effect of exchange rate changes	51

Balance, September 30, 2004	$267,937

8.  SEGMENTS

The Company has reorganized its operations and organizational structure to realign the way it manages its business.  The new structure separates its business of manufacturing proprietary and build to print products for the global aerospace OEM market and classifies these operations as the Aerospace Systems segment.  At the same time, the Company reorganized the Aftermarket Services segment to focus on the maintenance, repair and overhaul services on a global basis to both commercial and military markets on components and accessories manufactured by third parties.  Under this new organizational structure, the Company has three reportable segments: Aerospace Systems, Aftermarket Services and Other. The Company’s Aerospace Systems segment consists of 25 operating locations, the Aftermarket Services segment consists of 14 operating locations and the Other segment consists of 4 operating locations at September 30, 2004.

The Aerospace Systems segment consists of the Company’s operations which manufacture products that primarily service the aerospace OEM market. The segment’s operations designs and engineers mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and various structural components. Further, the segment’s operations also manufactures metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment provides maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties.  Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment repairs and overhauls thrust reversers, nacelle components and other aerostructures.  The segment’s operations also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

The Other segment’s operations, primarily comprised of the industrial gas turbine businesses, manufactures or repairs and overhauls industrial gas turbine components, primarily for OEMs and power generation equipment operators and applies high temperature coatings for both internal and external customers.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments.

The Company evaluates performance and allocates resources based on operating income of each reportable segment, rather than at the operating location level.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2).

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net sales:
Aerospace systems	$122,090	$98,944	$241,506	$193,598
Aftermarket services	42,421	35,212	82,162	67,347
Other	7,467	12,201	15,197	26,966
Elimination of inter-segment sales	(1,998)	(1,241)	(3,532)	(2,166)
	$169,980	$145,116	$335,333	$285,745

Income before income taxes:
Operating income (expense):
Aerospace systems	$14,600	$11,563	$25,909	$23,205
Aftermarket services	2,295	3,879	3,561	6,844
Other	(3,780)	(426)	(6,933)	2,083
Corporate	(3,235)	(2,913)	(6,210)	(5,356)
	9,880	12,103	16,327	26,776
Interest expense and other	3,210	2,942	6,467	5,775
	$6,670	$9,161	$9,860	$21,001

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Depreciation and amortization:
Aerospace systems	$4,640	$3,831	$9,337	$7,407
Aftermarket services	2,092	1,878	4,163	3,762
Other	745	892	1,505	1,878
Corporate	32	31	75	64
	$7,509	$6,632	$15,080	$13,111

Capital expenditures:
Aerospace systems	$5,814	$4,564	$7,874	$10,377
Aftermarket services	1,015	1,010	1,896	2,287
Other	17	1,403	24	1,500
Corporate	8	29	34	53
	$6,854	$7,006	$9,828	$14,217

	September 30, 2004	March 31, 2004
Total Assets:
Aerospace systems	$633,704	$634,155
Aftermarket services	210,055	195,030
Other	37,019	53,527
Corporate	21,313	24,840
Discontinued Operations	31,293	28,296
	$933,384	$935,848

During the three months ended September 30, 2004 and 2003, the Company had foreign sales of $38,199 and $30,617, respectively.  During the six-month periods ended September 30, 2004 and 2003, the Company had foreign sales of $72,577 and $58,746, respectively.

9.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $14,842 and $10,476 for the three months ended September 30, 2004 and 2003, respectively.  Revenues from discontinued operations were $27,745 and $21,291 for the six months ended September 30, 2004 and 2003, respectively.  The income (loss) from discontinued operations for the three months ended September 30, 2004 and 2003 was $777, net of income taxes of $325, and $(627), net of income tax benefit of $(345), respectively.  The income (loss) from discontinued operations for the six months ended September 30, 2004 and 2003 was $1,531, net of income taxes of $713, and $(1,184), net of income tax benefit of $(651), respectively.  Interest expense of $126 and $141 was allocated to the discontinued operations for the three months ended September 30, 2004 and 2003, respectively.  Interest expense of $274 and $280 was allocated to the discontinued operations for the six months ended September 30, 2004 and 2003, respectively.  Such amounts are included in the income (loss) from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are as follows:

	SEPTEMBER 30, 2004	MARCH 31, 2004

Cash	$172	$203
Accounts receivable, net	6,227	4,637
Inventories	7,644	6,037
Prepaid expenses and other	64	29
Property and equipment, net	17,186	17,390
Assets held for sale	$31,293	$28,296

Accounts payable	$7,151	$4,780
Accrued expenses	1,020	667
Deferred income tax	3,362	3,362
Liabilities related to assets held for sale	$11,533	$8,809

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net sales.     Net sales increased by $24.9 million, or 17.1%, to $170.0 million for the second quarter of fiscal 2005 from $145.1 million for the prior year period.  This increase in net sales is largely due to the January 2004 acquisition of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I, Inc. (the “Acquisition”).  Excluding the effect of the Acquisition, net sales increased by $12.2 million, or 8.4%, over the prior year period.

The Aerospace Systems segment net sales increased by $23.1 million, or 23.4%, to $122.1 million for the second quarter of fiscal 2005 from $98.9 million for the second quarter of fiscal 2004.  In addition to the positive impact from the Acquisition, net sales increased $10.5 million, or 10.6%, due to increased production of both commercial and military aircraft.

The Aftermarket Services segment net sales increased by $7.2 million, or 20.5%, to $42.4 million for the second quarter of fiscal 2005 from $35.2 million for the second quarter of fiscal 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand.

The Other segment net sales decreased by $4.7 million, or 38.8%, to $7.5 million for the second quarter of fiscal 2005 from $12.2 million for the second quarter of fiscal 2004.  This decline was primarily due to an overall decrease in demand from OEMs and power generation equipment operators in the Industrial Gas Turbine (“IGT”) market.

Gross profit.     Gross profit increased by $5.0 million, or 12.9%, to $43.5 million for the second quarter of fiscal 2005 from $38.5 million for the second quarter of fiscal 2004. This increase was primarily due to the Acquisition and an improvement in margins in the Aerospace Systems segment, partially offset by the Other segment gross profit decrease and increased healthcare costs. As a percentage of net sales, gross profit was 25.6% and 26.5% for the second quarter of fiscal 2005 and 2004, respectively.

The Aerospace Systems segment gross profit increased by $7.4 million, or 28.3%, to $33.5 million for the second quarter of fiscal 2005 from $26.1 million for the second quarter of fiscal 2004.  In addition to the positive impact from the Acquisition, gross profit increased due to the improvement in sales, partially offset by increased healthcare costs.

The Aftermarket Services segment gross profit increased by $0.2 million, or 1.6%, to $10.8 million for the second quarter of fiscal 2005 from $10.6 million for the second quarter of fiscal 2004.  This increase was primarily due to the improvement in sales resulting from a growth in global commercial air traffic and U.S. military maintenance demand partially offset by costs associated with the realignment of the casting business to the aerospace market.

The Other segment gross profit decreased by $2.6 million to a loss of $0.8 million for the second quarter of fiscal 2005 from profit of $1.8 million for the second quarter of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market.

Selling, general and administrative expenses.     Selling, general and administrative expenses increased by $6.3 million, or 31.9%, to $26.1 million for the second quarter of fiscal 2005 from $19.8 million for the prior year period, primarily due to the Acquisition, impairment charges of $1.3 million discussed below, and increased legal, regulatory, staffing and research and development costs.

The Aerospace Systems segment selling, general and administrative expenses increased by $3.5 million, or 33.0%, to $14.2 million for the second quarter of fiscal 2005 from $10.7 million for the second quarter of fiscal 2004.  This increase was primarily due to the Acquisition, investment in research and development costs and higher legal costs.

The Aftermarket Services segment selling, general and administrative expenses increased by $1.5 million, or 31.9%, to $6.4 million for the second quarter of fiscal 2005 from $4.8 million for the second quarter of fiscal 2004.  This increase was primarily due to additional staffing costs resulting from growth in business activity and a fixed asset impairment charge of approximately $0.2 million.

The Other segment selling, general and administrative expenses increased by $0.9 million, or 67.2%, to $2.3 million for the second quarter of fiscal 2005 from $1.4 million for the second quarter of fiscal 2004.  This increase was primarily due to impairment charges, related to our previously announced exit from the IGT business, consisting of leasehold improvements of $0.9 million for a facility that we will be closing and $0.2 million for tooling.

Corporate expenses included in selling, general and administrative expenses increased by $0.3 million, or 11.1%, to $3.2 million for the second quarter of fiscal 2005 from $2.9 million for the second quarter of fiscal 2004 primarily due to increased regulatory costs.

Depreciation and amortization.  Depreciation and amortization increased by $0.9 million, or 13.2%, to $7.5 million for the second quarter of fiscal 2005 from $6.6 million for the second quarter of fiscal 2004. This increase was primarily due to the depreciation associated with the assets acquired in connection with the Acquisition and capital expenditures made over the last twelve months.

The Aerospace Systems segment depreciation and amortization increased by $0.8 million, or 21.1%, to $4.6 million for the second quarter of fiscal 2005 from $3.8 million for the second quarter of fiscal 2004.  This increase was primarily due to the Acquisition and capital expenditures made over the last twelve months.

The Aftermarket Services segment depreciation and amortization increased by $0.2 million, or 11.4%, to $2.1 million for the second quarter of fiscal 2005 from $1.9 million for the second quarter of fiscal 2004.

The Other segment depreciation and amortization decreased by $0.1 million, or 16.5%, to $0.7 million for the second quarter of fiscal 2005 from $0.9 million for the second quarter of fiscal 2004.

Operating income.     Operating income decreased by $2.2 million, or 18.4%, to $9.9 million for the second quarter of fiscal 2005 from $12.1 million for the prior year.  The decrease in operating income from the prior year resulted from losses incurred in our Other segment, increases in healthcare, research and development, regulatory, staffing costs, partially offset by the operating profits from the Acquisition.

The Aerospace Systems segment operating income increased by $3.0 million, or 26.3%, to $14.6 million for the second quarter of fiscal 2005 from $11.6 million for the second quarter of fiscal 2004.  In addition to the positive impact from the Acquisition, operating income increased due mainly to the improvement in sales, partially offset by the increase in healthcare, legal, research and development and depreciation and amortization expenses.

The Aftermarket Services segment operating income decreased by $1.6 million, or 40.8%, to $2.3 million for the second quarter of fiscal 2005 from $3.9 million for the second quarter of fiscal 2004.  This decrease was due to the costs associated with the realignment of the casting business to the aerospace market and the increase in staffing, healthcare and other costs associated with the growth in business activity as well as a fixed asset impairment.

The Other segment incurred an operating loss of $3.8 million for the second quarter of fiscal 2005 compared to an operating loss of $0.4 million for the second quarter of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market and the $1.1 million impairment charge discussed above.

Interest expense and other. Interest expense and other increased by $0.3 million, or 9.0%, to $3.2 million for the second quarter of fiscal 2005 from $2.9 million for the second quarter of fiscal 2004. This increase was primarily due to higher interest rates partially offset by lower average borrowings during the quarter resulting from the positive cash flow generated by the businesses.

Income tax expense. The effective tax rate was 26.6% for the second quarter of fiscal 2005 and 13.6% for the second quarter of fiscal 2004.  The second quarter of fiscal 2005 includes a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.  The second quarter of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000.  Excluding the impacts of these adjustments, the effective income tax rate was 31.1% and 35.5% for the three months ended September 30, 2004 and 2003, respectively.

Discontinued Operations. Income from discontinued operations before income taxes was $1.1 million for the second quarter of fiscal 2005 compared with a loss from discontinued operations before income taxes of $1.0 million for the second quarter of fiscal 2004, resulting in a change of $2.1 million, primarily due to higher selling prices as a result of increased global demand for steel.  The provision for income taxes was $0.3 million in the second quarter of fiscal 2005 compared to a benefit of $0.3 million in the prior year period.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

Net sales.     Net sales increased by $49.6 million, or 17.4%, to $335.3 million for the first six months of fiscal 2005 from $285.7 million for the prior year period.  This increase in net sales is largely due to two acquisitions completed in fiscal 2004; the May 2003 acquisition of substantially all of the assets of Parker Hannifin’s United Aircraft Products Division, which is being operated by our subsidiary, Triumph Thermal Systems, Inc., and the Acquisition (collectively, the “2004 Acquisitions”).  Excluding the effect of the 2004 Acquisitions, net sales increased by $19.6 million, or 7.0%, over the prior year period.

The Aerospace Systems segment net sales increased by $47.9 million, or 24.7%, to $241.5 million for the first six months of fiscal 2005 from $193.6 million for the first six months of fiscal 2004.  In addition to the positive impact from the 2004 Acquisitions, net sales increased $17.9 million, or 9.5%, due to increased production of both commercial and military aircraft.

The Aftermarket Services segment net sales increased by $14.8 million, or 22.0%, to $82.2 million for the first six months of fiscal 2005 from $67.3 million for the first six months of fiscal 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand.

The Other segment net sales decreased by $11.8 million, or 43.6%, to $15.2 million for the first six months of fiscal 2005 from $27.0 million for the first six months of fiscal 2004.  This decline was primarily due to an overall decrease in demand from OEMs and power generation equipment operators in the IGT market.

Gross profit.     Gross profit increased by $3.9 million, or 5.0%, to $82.7 million for the first six months of fiscal 2005 from $78.7 million for the first six months of fiscal 2004. This increase was primarily due to the 2004 Acquisitions, partially offset by the decrease experienced by the Other segment gross profit and higher healthcare costs. As a percentage of net sales, gross profit was 24.6% and 27.5% for the first six months of fiscal 2005 and 2004, respectively.

The Aerospace Systems segment gross profit increased by $11.9 million, or 23.1%, to $63.5 million for the first six months of fiscal 2005 from $51.6 million for the first six months of fiscal 2004.  In addition to the positive impact from the 2004 Acquisitions, gross profit increased by $1.9 million due to the improvement in sales, partially offset by increased healthcare costs.

The Aftermarket Services segment gross profit for the first six months of fiscal 2005 of $20.4 million remained unchanged from the prior year period.  The increase in sales resulting from growth in global commercial air traffic and the U.S. military maintenance demand was offset by costs associated with the realignment of the casting business to the aerospace market.

The Other segment gross profit decreased by $8.0 million to a loss of $1.3 million for the first six months of fiscal 2005 from profit of $6.7 million for the first six months of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market.

Selling, general and administrative expenses.     Selling, general and administrative expenses increased by $12.4 million, or 32.0%, to $51.2 million for the first six months of fiscal 2005 from $38.8 million for the prior year period, primarily due to the 2004 Acquisitions, impairment charges of $1.3 million recorded in the six months ended September 30, 2004, and increased legal, regulatory and research and development costs.

The Aerospace Systems segment selling, general and administrative expenses increased by $7.3 million, or 34.6%, to $28.3 million for the first six months of fiscal 2005 from $21.0 million for the first six months of fiscal 2004.  This increase was primarily due to the 2004 Acquisitions, investment in research and development and higher legal costs.

The Aftermarket Services segment selling, general and administrative expenses increased by $2.9 million, or 29.7%, to $12.6 million for the first six months of fiscal 2005 from $9.8 million for the first six months of fiscal 2004.  This increase was primarily due to additional staffing, increased costs resulting from growth in business activity and a $0.2 million fixed asset impairment charge.

The Other segment selling, general and administrative expenses increased by $1.4 million, or 51.1%, to $4.2 million for the first six months of fiscal 2005 from $2.8 million for the first six months of fiscal 2004.  This increase was primarily due to impairment charges related to our previously announced exit from the IGT business, consisting of leasehold improvements of $0.9 million for a facility that we will be closing and $0.2 million for tooling.

Corporate expenses included in selling, general and administrative expenses increased by $0.9 million, or 15.9%, to $6.2 million for the first six months of fiscal 2005 from $5.4 million for the first six months of fiscal 2004 primarily due to increased regulatory costs.

Depreciation and amortization.     Depreciation and amortization increased by $2.0 million, or 15.0%, to $15.1 million for the first six months of fiscal 2005 from $13.1 million for the first six months of fiscal 2004.  This increase was primarily due to the depreciation associated with the assets acquired in connection with the 2004 Acquisitions and capital expenditures made over the last twelve months.

The Aerospace Systems segment depreciation and amortization increased by $1.9 million, or 26.1%, to $9.3 million for the first six months of fiscal 2005 from $7.4 million for the first six months of fiscal 2004.  This increase was primarily due to the 2004 Acquisitions and our capital expenditures made over the last twelve months.

The Aftermarket Services segment depreciation and amortization increased by $0.4 million, or 10.7%, to $4.2 million for the first six months of fiscal 2005 from $3.8 million for the first six months of fiscal 2004.

The Other segment depreciation and amortization decreased by $0.4 million, or 19.9%, to $1.5 million for the first six months of fiscal 2005 from $1.9 million for the first six months of fiscal 2004.

Operating income.     Operating income decreased by $10.4 million, or 39.0%, to $16.3 million for the first six months of fiscal 2005 from $26.8 million for the prior year.  The decrease in operating income from the prior year was the result of losses incurred in our Other segment, increases in healthcare, legal, research and development, regulatory, staffing, depreciation and amortization expenses, partially offset by the operating profits from the 2004 Acquisitions.

The Aerospace Systems segment operating income increased by $2.7 million, or 11.7%, to $25.9 million for the first six months of fiscal 2005 from $23.2 million for the first six months of fiscal 2004.  Operating income increased due to the 2004 Acquisitions, partially offset by the increase in healthcare, legal, research and development and depreciation and amortization expenses.

The Aftermarket Services segment operating income decreased by $3.3 million, or 48.0%, to $3.6 million for the first six months of fiscal 2005 from $6.8 million for the first six months of fiscal 2004.  This decrease was due to the costs associated with the realignment of the casting business to the aerospace market and increase in staffing costs, healthcare and other costs associated with the increase in business activity as well as a fixed asset impairment.

The Other segment incurred an operating loss of $6.9 million for the first six months of fiscal 2005 compared to an operating profit of $2.1 million for the first six months of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market and the $1.1 million impairment charge discussed above.

Interest expense and other.     Interest expense and other increased by $0.7 million, or 12.0%, to $6.5 million for the first six months of fiscal 2005 from $5.8 million for the first six months of fiscal 2004. This increase was primarily due to higher interest rates and increased average borrowings resulting from the 2004 Acquisitions and our capital expenditures.

Income tax expense.     The effective tax rate was 29.0% for the first six months of fiscal 2005 and 25.9% for the first six months of fiscal 2004.  The first six months of fiscal 2005 includes a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.  The first six months of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000. Excluding the impact of these adjustments, the effective income tax rate was 32.0% and 35.5% for the six months ended September 30, 2004 and 2003, respectively.

Discontinued Operations.     Income from discontinued operations before income taxes was $2.2 million for the first six months of fiscal 2005 compared with a loss from discontinued operations before income taxes of $1.8 million for the first six months of fiscal 2004, resulting in a change of $4.1 million, primarily due to  higher selling prices as a result of increased global demand for steel.  The provision for income taxes was $0.7 million in the first six months of fiscal 2005 compared to a benefit of $0.7 million in the prior year period.

Realignment

Effective April 1, 2004, we realigned our operating structure from three business groups into two business groups, Triumph Aerospace Systems Group and Triumph Aftermarket Services Group.  The companies that formerly were included in the Triumph Components Group have been consolidated into these two groups.  The new organization is intended to enhance our ability to deliver better-coordinated solutions for our customers’ needs.

In connection with our realignment and after further reviewing our strategic alternatives, we have decided to exit the IGT business, which was previously part of the Components Group.  The exit from the IGT business will involve the previously announced plant closure of our Phoenix Manufacturing Division and plans to divest, phase-out or consolidate the remaining operations by the end of the calendar year.  We anticipate that up to $4.0 million of costs will be incurred in fiscal 2005 as the realignment is completed, which includes $1.1 million of impairment charges incurred during the quarter ended September 30, 2004.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We generated approximately $26.6 million of cash flows from operating activities for the six months ended September 30, 2004.  We used approximately $11.4 million in investing activities and approximately $15.8 million in financing activities for the six months ended September 30, 2004.

As of September 30, 2004, $203.7 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2004, an aggregate amount of approximately $52.3 million was outstanding under the Credit Facility, $45.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 3.8% per annum, and $7.3 million of which was accruing interest at the overnight rate of 3.9% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Capital expenditures were approximately $9.8 million for the six months ended September 30, 2004 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $25.0 million for our fiscal year ending March 31, 2005.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

In the quarter ended September 30, 2004, we incurred $1.1 million of non-cash impairment charges of the anticipated $4.0 million of restructuring charges associated with the realignment of the IGT operations in Phoenix.  Any cash portion of these anticipated charges will be funded by borrowings under our Credit Facility.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$209,139	$2,931	$74,381	$20,826	$111,001
Capital Lease Obligations (1) (2)	1,594	1,580	14	0	0
Operating Leases	61,276	12,921	25,184	12,610	10,561
Operating Leases – discontinued operations	2,035	771	897	367	0
Purchase Obligations	110,900	93,110	17,637	153	0
Purchase Obligations–discontinued operations	17,186	17,186	0	0	0
Other Long Term Obligations (1) (2)	811	248	496	67	0
Total	$402,941	$128,747	$118,609	$34,023	$121,562

(1) Included in the Company’s balance sheet at September 30, 2004.

(2) Includes interest component.

We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations.  However, we have a stated policy to grow through acquisitions and are continuously evaluating various acquisition opportunities.  As a result, we currently are pursuing the potential purchase of a number of candidates.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

As of September 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

(b) Changes in internal control over financial reporting.

During the period covered by this Quarterly Report on Form 10-Q, we continued to implement remedial measures to address material weaknesses in internal control over financial reporting identified by our independent auditors in connection with their audit of our financial statements for the fiscal year ended March 31, 2004.  We believe these measures materially improved our internal control over financial reporting during the quarter.  Actions taken included re-evaluating and adding staff to raise the overall level of expertise, establishing or reiterating policies and procedures designed to enhance coordination between management and the Company’s accounting staff and related reporting procedures, centralizing review and monitoring of accounting issues, and allocating senior accounting personnel to provide additional on-site supervision of accounting functions.

We believe the measures we have taken have had a material, positive impact on our internal control over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.  Legal Proceedings

On September 29, 2004, the Company’s subsidiary, Frisby Aerospace, L.L.C., filed an answer and counterclaims in the previously disclosed lawsuit filed in Hinds County, Mississippi by Eaton Corporation and several of its subsidiaries.  In its answer, Frisby Aerospace denied Eaton’s allegations that it had misappropriated trade secrets and intellectual property belonging to Eaton to design and manufacture hydraulic pumps and motors used in military and commercial aviation.  Frisby Aerospace also asserted certain affirmative defenses.

In its counterclaims, Frisby Aerospace alleged that Eaton has engaged in a false and/or misleading depiction of Frisby Aerospace in the marketplace, constituting common law unfair competition, improper interference with existing and prospective contracts and business relationships, abuse of process, defamation, and violations of the North Carolina Unfair and Deceptive Trade Practices Act and the false advertising provisions of the Lanham Act.  Frisby Aerospace’s counterclaims seek substantial compensatory damages, treble damages, disgorgement of Eaton’s profits, punitive damages and Frisby Aerospace’s costs related to the litigation.

The Company itself and the individual employees named as defendants in Eaton’s suit filed separate responses to Eaton’s claims, either denying all allegations of wrongdoing or moving to dismiss for lack of jurisdiction.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 12, 2004.  At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of seven persons to the Company’s Board of Directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:
13,514,606	For
1,100,506	Withheld

John R. Bartholdson:
13,365,017	For
1,250,095	Withheld

Claude F. Kronk:
13,375,713	For
1,239,399	Withheld

Richard C. Gozon:
13,485,908	For
1,129,204	Withheld

Joseph M. Silvestri:
13,552,155	For
1,062,957	Withheld

William O. Albertini:
13,530,831	For
1,084,281	Withheld

George Simpson
13,532,531	For
1,082,581	Withheld

Terry D. Stinson
13,572,280	For
1,042,832	Withheld

2.               Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the Company for the fiscal year ending March 31, 2005.

14,519,291	For
94,791	Against
1,030	Abstain

3.               To approve the Triumph Group, Inc. 2004 Stock Incentive Plan.

10,704,002	For
2,912,391	Against
11,040	Abstain
987,679	Broker Non-Votes

Item 6.   Exhibits

Exhibit 31.1	Section 302 Certification by President and CEO
Exhibit 31.2	Section 302 Certification by Senior Vice President and CFO
Exhibit 32.1	Certification of Periodic Report by President and CEO
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO

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

Dated: November 2, 2004