Form 10-Q
period 2004-12-31
TRIUMPH GROUP INC /
filed 2005-02-08
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒                        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended December 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, 15,893,414 shares as of December 31, 2004.

TRIUMPH GROUP, INC.

INDEX

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets December 31, 2004 and March 31, 2004

Consolidated Statements of Income Three months ended December 31, 2004 and 2003 Nine months ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows Nine months ended December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income Three months ended December 31, 2004 and 2003 Nine months ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements December 31, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 6.	Exhibits

Signatures

Part I.  Financial Information

Item: 1.  Financial Statements

Triumph Group, Inc.

 Consolidated Balance Sheets

(dollars in thousands)

	DECEMBER 31, 2004	MARCH 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$6,089	$6,766
Accounts receivable, net	109,652	122,273
Inventories	215,782	203,593
Assets held for sale	6,868	33,579
Prepaid expenses and other	4,304	3,801
Income tax refund receivable	—	8,829
Total current assets	342,695	378,841

Property and equipment, net	235,774	246,501

Goodwill	273,711	267,621
Intangible assets, net	26,135	27,514
Other, net	16,102	15,371

Total assets	$894,417	$935,848

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	DECEMBER 31, 2004	MARCH 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,446	$55,259
Accrued expenses	53,035	49,771
Liabilities related to assets held for sale	—	8,809
Income taxes payable	5,260	1,533
Deferred income taxes	746	1,444
Current portion of long-term debt	2,977	4,884
Total current liabilities	117,464	121,700

Long-term debt, less current portion	166,931	220,963
Deferred income taxes and other	86,666	78,069

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,348	259,322
Treasury stock, at cost, 133,910 and 167,260 shares	(3,324)	(4,152)
Accumulated other comprehensive income	2,404	1,408
Retained earnings	264,912	258,522
Total stockholders’ equity	523,356	515,116

Total liabilities and stockholders’ equity	$894,417	$935,848

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Net sales	$171,278	$146,815	$506,611	$432,560

Operating costs and expenses:
Cost of products sold	127,095	112,997	379,775	320,022
Selling, general and administrative	27,839	19,845	79,085	58,678
Depreciation and amortization	7,530	7,103	22,610	20,214
	162,464	139,945	481,470	398,914

Operating income	8,814	6,870	25,141	33,646
Interest expense and other	3,189	3,168	9,656	8,943
Income from continuing operations before income taxes	5,625	3,702	15,485	24,703
Income tax expense	1,686	1,065	4,546	6,513
Income from continuing operations	3,939	2,637	10,939	18,190
(Loss) income from discontinued operations, net	(6,080)	19	(4,549)	(1,165)
Net (loss) income	$(2,141)	$2,656	$6,390	$17,025

Earnings per share – basic:
Income from continuing operations	$0.25	$0.17	$0.69	$1.15
(Loss) income from discontinued operations, net	(0.38)	0.00	(0.29)	(0.07)
Net (loss) income	$(0.13)	$0.17	$0.40	$1.08

Weighted average common shares outstanding – basic	15,881	15,839	15,870	15,837

Earnings per share – diluted:
Income from continuing operations	$0.25	$0.17	$0.69	$1.14
(Loss) income from discontinued operations, net	(0.38)	0.00	(0.29)	(0.07)
Net (loss) income	$(0.13)	$0.17	$0.40	$1.07

Weighted average common shares outstanding – diluted	15,994	15,930	15,957	15,906

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$6,390	$17,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,610	20,214
Loss on sale of assets	9,960	—
Non-cash impairment of fixed assets	1,340	—
Other amortization included in interest expense	568	348
Provision for doubtful accounts receivable	1,705	1,096
Benefit from deferred income taxes	(4)	(2,007)
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	11,166	3,988
Inventories	(9,430)	(6,193)
Prepaid expenses and other	(517)	(1,735)
Accounts payable, accrued expenses, and accrued income taxes payable	15,498	(13,314)
Changes in discontinued operations	(6,829)	2,158
Other	1,009	(2,778)
Net cash provided by operating activities	53,466	18,802

INVESTING ACTIVITIES
Capital expenditures	(13,699)	(20,174)
Proceeds from sale of assets	3,948	999
Proceeds from sale of discontinued operations	13,620	—
Cash used for businesses acquired	(1,840)	(13,955)
Net cash provided by (used in) investing activities	2,029	(33,130)

FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility borrowings	(52,312)	18,616
Repayment of debt and capital lease obligations	(3,627)	(7,385)
Payment of deferred financing cost	(1,300)	—
Proceeds from exercise of stock options	854	207
Net cash (used in) provided by financing activities	(56,385)	11,438

Effect of exchange rate changes on cash	213	373

Net change in cash	(677)	(2,517)
Cash at beginning of period	6,766	8,583

Cash at end of period	$6,089	$6,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refund from) paid for income taxes, net	$(7,390)	$5,289
Cash paid for interest	$11,563	$12,068

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Net (loss) income	$(2,141)	$2,656	$6,390	$17,025
Other comprehensive income Foreign currency translation adjustment	897	607	996	1,044

Total comprehensive (loss) income	$(1,244)	$3,263	$7,386	$18,069

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to  Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Triumph Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

The fair values of the Company’s stock options granted in the first nine months of fiscal 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.8%; no dividends; a weighted-average volatility factor of the expected market price of the Company’s Common stock of .41; and an expected life of the options of 6 years.

The fair value of the Company’s stock options granted in the first nine months of fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 3.7%; no dividends; a volatility factor of the expected market price of the Company’s common stock of .385; and an expected life of the options of 6 years.

For purposes of pro forma disclosure, the weighted-average fair value of the options ($15.04 and $14.22 for the options granted in the first nine months of fiscal 2005 and 2004, respectively) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Net (loss) income, as reported	$(2,141)	$2,656	$6,390	$17,025

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	—	54	—	166

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(502)	(566)	(1,492)	(1,497)

Pro forma net (loss) income	$(2,643)	$2,144	$4,898	$15,694

Earnings per share – basic:
Net (loss) income, as reported	$(0.13)	$0.17	$0.40	$1.08
Pro forma net (loss) income	$(0.17)	$0.14	$0.31	$0.99

Earnings per share – diluted:
Net (loss) income, as reported	$(0.13)	$0.17	$0.40	$1.07
Pro forma net (loss) income	$(0.17)	$0.14	$0.31	$0.99

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at December 31, 2004 were $51,233 and $25,098, respectively.  Intangible assets cost and accumulated amortization at March 31, 2004 were $49,609 and $22,095, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at December 31, 2004 had a weighted-average life of 11.2 years, and (ii) non-compete agreements, customer relationships and other, which at December 31, 2004 had a weighted-average life of 13.6 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2004 were $37,108 and $16,753, respectively, and at March 31, 2004 were $37,108 and $14,143, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at December 31, 2004 were $14,125 and $8,345, respectively, and at March 31, 2004 were $12,501 and $7,952, respectively.  Amortization expense for the three month and nine month periods ended December 31, 2004 was $1,330 and $3,469, respectively.  Amortization expense for the fiscal year ended March 31, 2005 and the succeeding five fiscal years by year is expected to be as follows: 2005: $4,593; 2006: $4,357; 2007: $4,161; 2008: $4,112; 2009: $3,974; 2010: $3,739.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (“IASB”) International Accounting Standard No. 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility.  The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB No. 25, “Accounting for Stock Issued to Employees” and is effective for financial statements relating to interim and annual periods beginning after June 15, 2005.  The Company will adopt SFAS No. 123 (R) beginning on July 1, 2005 for the quarter ending September 30, 2005.  The Company believes the expensing of options may be material to the consolidated financial statements.

3.  ACQUISITIONS

The purchase price of the acquisition of Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., which was acquired in the fourth quarter of fiscal 2004, was increased by $1,653 in the second quarter of fiscal 2005 related to the final negotiation of the values on the closing balance sheet.  Also, during fiscal 2005, the Company recorded other net purchase price adjustments totaling $1,738 primarily due to the valuation of inventory on the opening balance sheet.  In December 2004, the Company further adjusted its estimate of the purchase price by recording an additional $13,104 related to losses associated with long-term supply agreements that were assumed in the transaction.  In addition, the Company has identified intangible assets valued at approximately $2,210 comprised of customer relationships totaling $1,930 with an estimated life of 15 years and backlog totaling $280, with an estimated life of 2 years.  These adjustments have resulted in a net increase in goodwill of $5,867, net of deferred tax of $4,942.  The purchase price may be further adjusted pending the outcome of the remaining open items associated with the long-term supply agreements that were assumed in the transaction.  The Company has recorded its best estimate of the liability under the long-term supply agreements.

The following unaudited pro forma information for the nine months ended December 31, 2003 has been prepared assuming the acquisition of Triumph Gear Systems, Inc. and the assets of Parker Hannifin’s United Aircraft Products Division, acquired in May, 2003, and being operated by the Company’s subsidiary, Triumph Thermal Systems, Inc., had occurred on April 1, 2003.  The pro forma information is as follows: Net sales: $472,418; Net income: $19,923; Net income per share – basic: $1.26; and Net income per share – diluted: $1.25.  The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and additional depreciation based on the estimated fair market value of the property and equipment acquired.  The unaudited pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4. DIVESTITURES AND RESTRUCTURING

The Company has substantially completed its previously announced plan to exit the industrial gas turbine (“IGT”) business, which had previously been part of the Components Group.  The majority of the operations at the Phoenix Manufacturing Division of the Company’s subsidiary, Triumph Engineered Solutions, Inc., ceased as of December 31, 2004.  In connection with the shutdown, the Company sold for cash certain of the assets at net book value.  The remaining assets and backlog associated with the commercial aerospace business, which are included in the Other segment, will be transferred to other of the Company’s facilities.  In addition, assets of the IGT Repair Division were sold at net book value.  Also, a definitive agreement to sell the assets of the Wisconsin Manufacturing Division of Triumph Engineered Solutions was signed and is expected to close during the fourth quarter of fiscal 2005.

The Company had anticipated that up to $4,000 of costs would be incurred in fiscal 2005 as the realignment is completed.  To date, the Company has incurred approximately $3,429 of charges, of which approximately $419 were cash expenses related to the realignment.

Included in Assets held for sale are the IGT related inventory and machinery and equipment at the Wisconsin Manufacturing Division of Triumph Engineered Solutions as follows:

	DECEMBER 31, 2004	MARCH 31, 2004

Inventory	$2,210	$3,158
Machinery and equipment	1,922	2,125
	$4,132	$5,283

5.  INVENTORIES

The components of inventories are as follows:

	DECEMBER 31, 2004	MARCH 31, 2004

Raw materials	$79,324	$67,010
Work-in-process	76,386	64,639
Finished goods	60,072	71,944
Total inventories	$215,782	$203,593

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31, 2004	MARCH 31, 2004
Senior notes	$150,000	$150,000
Revolving credit facility	14,309	66,621
Subordinated promissory notes	1,250	3,750
Other debt	4,349	5,476
	169,908	225,847
Less current portion	2,977	4,884
	$166,931	$220,963

In November 2004, the Company amended its revolving credit facility and Senior Notes purchase agreement to amend certain terms and covenants.

7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
(in thousands)	2004	2003	2004	2003
Weighted average common shares outstanding – basic	15,881	15,839	15,870	15,837
Net effect of dilutive stock options	113	91	87	69
Weighted average common shares outstanding – diluted	15,994	15,930	15,957	15,906

Options to purchase 439,350 shares of common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during the third quarter of fiscal 2005.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2004 and, therefore, the effect would be antidilutive.

8.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2004 through December 31, 2004:

Balance, March 31, 2004	$267,621

Purchase price allocation adjustments	5,581
Effect of exchange rate changes	509

Balance, December 31, 2004	$273,711

9.  SEGMENTS

The Company has reorganized its operations and organizational structure to realign the way it manages its business.  The new structure separates its business of manufacturing proprietary and build to print products for the global aerospace OEM market and classifies these operations as the Aerospace Systems segment.  At the same time, the Company reorganized the Aftermarket Services segment to focus on the maintenance, repair and overhaul services on a global basis to both commercial and military markets on components and accessories manufactured by third parties.  Under this new organizational structure, the Company has three reportable segments: Aerospace Systems, Aftermarket Services and Other. The Company’s Aerospace Systems segment consists of 25 operating locations, the Aftermarket Services segment consists of 15 operating locations and the Other segment consists of 2 operating locations at December 31, 2004.

The Aerospace Systems segment consists of the Company’s operations which manufacture products that primarily service the aerospace OEM market. The segment’s operations design and engineer hydraulic, mechanical and electromechanical controls, such as high-lift actuation systems, main engine gearbox assemblies and mechanical cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and various structural components. Further, the segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment provides maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties.  Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment repairs and overhauls thrust reversers, nacelle components and other aerostructures.  The segment’s operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

The Other segment’s operations, primarily comprised of the industrial gas turbine businesses, manufacture or repair and overhaul industrial gas turbine components, primarily for OEMs and power generation equipment operators and apply high temperature coatings for both internal and external customers.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
Net sales:
Aerospace systems	$121,185	$100,022	$362,691	$293,620
Aftermarket services	44,892	37,327	127,054	104,674
Other	6,394	10,366	21,591	37,332
Elimination of inter-segment sales	(1,193)	(900)	(4,725)	(3,066)
	$171,278	$146,815	$506,611	$432,560

Income before income taxes:
Operating income (expense):
Aerospace systems	$13,533	$11,933	$39,442	$35,138
Aftermarket services	2,572	4,438	6,133	11,282
Other	(3,856)	(7,467)	(10,789)	(5,384)
Corporate	(3,435)	(2,034)	(9,645)	(7,390)
	8,814	6,870	25,141	33,646
Interest expense and other	3,189	3,168	9,656	8,943
	$5,625	$3,702	$15,485	$24,703

Depreciation and amortization:
Aerospace systems	$4,892	$3,895	$14,229	$11,302
Aftermarket services	2,131	1,903	6,294	5,665
Other	474	1,265	1,979	3,143
Corporate	33	40	108	104
	$7,530	$7,103	$22,610	$20,214

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Capital expenditures:
Aerospace systems	$2,083	$2,970	$9,957	$13,347
Aftermarket services	1,654	1,511	3,550	3,798
Other	112	1,225	136	2,725
Corporate	22	251	56	304
	$3,871	$5,957	$13,699	$20,174

	December 31, 2004	March 31, 2004
Total Assets:
Aerospace systems	$636,162	$634,155
Aftermarket services	208,473	195,030
Other	28,867	53,527
Corporate	18,179	24,840
Discontinued Operations	2,736	28,296
	$894,417	$935,848

During the three months ended December 31, 2004 and 2003, the Company had foreign sales of $43,160 and $32,639, respectively.  During the nine-month periods ended December 31, 2004 and 2003, the Company had foreign sales of $115,737 and $91,385, respectively.

10.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $14,813 and $12,054 for the three months ended December 31, 2004 and 2003, respectively.  Revenues from discontinued operations were $42,558 and $33,345 for the nine months ended December 31, 2004 and 2003, respectively.  The (loss) income from discontinued operations for the three months ended December 31, 2004 and 2003 was $(6,080), net of income tax benefit of $(3,160), and $19, net of income taxes of $10, respectively.  The loss from discontinued operations for the nine months ended December 31, 2004 and 2003 was $(4,549), net of income tax benefit of $(2,447), and $(1,165), net of income tax benefit of $(641), respectively.  Interest expense of $116 and $125 was allocated to the discontinued operations for the three months ended December 31, 2004 and 2003, respectively.  Interest expense of $390 and $405 was allocated to the discontinued operations for the nine months ended December 31, 2004 and 2003, respectively.  Such amounts are included in the (loss) income from discontinued operations of those years.

The components of assets held for sale and liabilities related to the assets held for sale of the discontinued operations included in the consolidated balance sheet are as follows:

	DECEMBER 31, 2004	MARCH 31, 2004

Cash	$—	$203
Accounts receivable, net	2,736	4,637
Inventories	—	6,037
Prepaid expenses and other	—	29
Property and equipment, net	—	17,390
Assets held for sale	$2,736	$28,296

Accounts payable	$—	$4,780
Accrued expenses	—	667
Deferred income tax	—	3,362
Liabilities related to assets held for sale	$—	$8,809

In December 2004, the Company sold substantially all of the assets and certain liabilities of Tri-Western Metals for cash proceeds of $13,620 and expects to receive an additional $2,736 during the fourth quarter of 2005 associated with the final closing balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Net sales.     Net sales increased by $24.5 million, or 16.7%, to $171.3 million for the third quarter of fiscal 2005 from $146.8 million for the prior year period.  This increase in net sales is largely due to the January 2004 acquisition of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I, Inc. (the “Acquisition”).  In addition to the positive impact from the Acquisition, net sales increased by $11.7 million, or 8.0% over the prior year period.

The Aerospace Systems segment net sales increased by $21.2 million, or 21.2%, to $121.2 million for the third quarter of fiscal 2005 from $100.0 million for the third quarter of fiscal 2004.  In addition to the positive impact from the Acquisition, net sales increased $8.4 million, or 8.4%, due to increased production of both commercial and military aircraft.

The Aftermarket Services segment net sales increased by $7.6 million, or 20.3%, to $44.9 million for the third quarter of fiscal 2005 from $37.3 million for the third quarter of fiscal 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand and the inclusion of the casting business in the current year period.  The Company made a decision to exit the Industrial Gas Turbine (“IGT”) market.  The casting business has transitioned its target market away from IGT products and shifted its focus to the production of aerospace products in the current year.  Accordingly, the current year period results of the casting business are included in the Aftermarket Services segment.  The prior year period results of the casting business are included in the Other segment.  These actions are collectively referred to in this discussion as the “Casting Business Realignment”.

The Other segment net sales decreased by $4.0 million, or 38.3%, to $6.4 million for the third quarter of fiscal 2005 from $10.4 million for the third quarter of fiscal 2004.  This decline was primarily due to an overall decrease in demand from OEMs and power generation equipment operators in the IGT market and the effect of the Casting Business Realignment.

Gross profit.     Gross profit increased by $10.4 million, or 30.6%, to $44.2 million for the third quarter of fiscal 2005 from $33.8 million for the third quarter of fiscal 2004. This increase was primarily due to the Acquisition and an improvement in margins in the Aerospace Systems segment as well as inventory write-downs that occurred in the prior year period  partially offset by restructuring costs and increased healthcare costs in the current year period. As a percentage of net sales, gross profit was 25.8% and 23.0% for the third quarter of fiscal 2005 and 2004, respectively.

The Aerospace Systems segment gross profit increased by $6.6 million, or 24.4%, to $33.6 million for the third quarter of fiscal 2005 from $27.0 million for the third quarter of fiscal 2004.  In addition to the positive impact from the Acquisition, gross profit increased due to the improvement in sales.

The Aftermarket Services segment gross profit increased by $0.3 million, or 3.0%, to $11.7 million for the third quarter of fiscal 2005 from $11.3 million for the third quarter of fiscal 2004.  This increase was primarily due to the improvement in sales resulting from a growth in global commercial air traffic and U.S. military maintenance demand partially offset by inventory write-downs.

The Other segment gross profit increased by $3.4 million to a loss of $1.1 million for the third quarter of fiscal 2005 from a loss of $4.5 million for the third quarter of fiscal 2004.  This increase primarily reflects inventory write-downs taken in the prior year period as well as negative margins sustained in the casting business in the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.0 million, or 40.3%, to $27.8 million for the third quarter of fiscal 2005 from $19.8 million for the prior year period, primarily due to the Acquisition, restructuring costs and increased legal, regulatory, and staffing costs.

The Aerospace Systems segment selling, general and administrative expenses increased by $4.0 million, or 35.8%, to $15.2 million for the third quarter of fiscal 2005 from $11.2 million for the third quarter of fiscal 2004.  This increase was primarily due to the Acquisition, investment in research and development costs, staffing costs and higher legal costs.

The Aftermarket Services segment selling, general and administrative expenses increased by $2.0 million, or 39.7%, to $7.0 million for the third quarter of fiscal 2005 from $5.0 million for the third quarter of fiscal 2004.  This increase was primarily due to additional staffing costs resulting from growth in business activity and the effect of the Casting Business Realignment.

The Other segment selling, general and administrative expenses increased by $0.6 million, or 35.7%, to $2.3 million for the third quarter of fiscal 2005 from $1.7 million for the third quarter of fiscal 2004.  This increase was primarily due to the restructuring efforts involved in the exit of the IGT business, including $1.4 million of restructuring charges which was partially offset by the effect of the Casting Business Realignment.

Corporate expenses included in selling, general and administrative expenses increased by $1.4 million, or 68.9%, to $3.4 million for the third quarter of fiscal 2005 from $2.0 million for the third quarter of fiscal 2004 primarily due to increased audit, staffing and regulatory costs.

Depreciation and amortization.  Depreciation and amortization increased by $0.4 million, or 6.0%, to $7.5 million for the third quarter of fiscal 2005 from $7.1 million for the third quarter of fiscal 2004. This increase was primarily due to the depreciation associated with the assets acquired in connection with the Acquisition and capital expenditures made over the last twelve months.

The Aerospace Systems segment depreciation and amortization increased by $1.0 million, or 25.6%, to $4.9 million for the third quarter of fiscal 2005 from $3.9 million for the third quarter of fiscal 2004.  This increase was primarily due to the Acquisition and capital expenditures made over the last twelve months.

The Aftermarket Services segment depreciation and amortization increased by $0.2 million, or 12.0%, to $2.1 million for the third quarter of fiscal 2005 from $1.9 million for the third quarter of fiscal 2004 due to the effect of the Casting Business Realignment.

The Other segment depreciation and amortization decreased by $0.8 million, or 62.5%, to $0.5 million for the third quarter of fiscal 2005 from $1.3 million for the third quarter of fiscal 2004, due to the disposition of assets related to the exit from the IGT business and the effect of the Casting Business Realignment.

Operating income.   Operating income increased by $1.9 million, or 28.3%, to $8.8 million for the third quarter of fiscal 2005 from $6.9 million for the prior year period.  The increase in operating income from the third quarter of the prior year resulted from the operating profits from the Acquisition, increased gross profits from the Aerospace Systems segment and the effect of the inventory write-down recorded in the Other segment in the prior year period, partially offset by restructuring costs and increases in healthcare, regulatory, legal and staffing costs in the current year period.

The Aerospace Systems segment operating income increased by $1.6 million, or 13.4%, to $13.5 million for the third quarter of fiscal 2005 from $11.9 million for the third quarter of fiscal 2004.  Operating income increased due to the positive impact from the Acquisition, partially offset by the increase in staffing, legal, research and development and depreciation and amortization expenses.

The Aftermarket Services segment operating income decreased by $1.9 million, or 42.0%, to $2.6 million for the third quarter of fiscal 2005 from $4.4 million for the third quarter of fiscal 2004.  This decrease was due to inventory write-downs and increases in staffing, healthcare and other costs associated with the growth in business activity.  In addition, the effect of the Casting Business Realignment contributed negative operating results in the current year period.

The Other segment incurred an operating loss of $3.9 million for the third quarter of fiscal 2005 compared to an operating loss of $7.5 million for the third quarter of fiscal 2004.  This improvement primarily reflected inventory write-downs taken in the prior year period as well as the effect of the Casting Business Realignment which included the negative operating margin sustained in the casting business in the prior year period.

Interest expense and other. Interest expense and other remained unchanged at $3.2 million from the prior year period.  Interest rate increases offset lower average borrowings during the quarter resulting from the positive cash flow generated by the businesses.

Income tax expense. The effective tax rate was 30.0% for the third quarter of fiscal 2005 and 28.8% for the third quarter of fiscal 2004.

Discontinued Operations. Loss from discontinued operations before income taxes was $9.2 million for the third quarter of fiscal 2005 compared with negligible income from discontinued operations before income taxes for the third quarter of fiscal 2004.  This decrease of $9.3 million is primarily attributable to a loss on the sale of the assets of $10.0 million partially offset by operating profits from higher selling prices caused by increased global demand for steel.  The benefit for income taxes was $3.2 million in the third quarter of fiscal 2005 compared to a slightly positive provision in the third quarter of fiscal 2004.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

Net sales.     Net sales increased by $74.1 million, or 17.1%, to $506.6 million for the first nine months of fiscal 2005 from $432.6 million for the prior year period.  This increase in net sales is largely due to two acquisitions completed in fiscal 2004; the May 2003 acquisition of substantially all of the assets of Parker Hannifin’s United Aircraft Products Division, which is being operated by our subsidiary, Triumph Thermal Systems, Inc., and the Acquisition (collectively, the “2004 Acquisitions”).  In addition to the positive impact from the 2004 Acquisitions, net sales increased by $31.0 million, or 7.2%, over the prior year period.

The Aerospace Systems segment net sales increased by $69.1 million, or 23.5%, to $362.7 million for the first nine months of fiscal 2005 from $293.6 million for the first nine months of fiscal 2004.  In addition to the positive impact from the 2004 Acquisitions, net sales increased $26.0 million, or 8.8%, due to increased production of both commercial and military aircraft.

The Aftermarket Services segment net sales increased by $22.4 million, or 21.4%, to $127.1 million for the first nine months of fiscal 2005 from $104.7 million for the first nine months of fiscal 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand and the inclusion of the casting facility net sales as a result of the Casting Business Realignment.

The Other segment net sales decreased by $15.7 million, or 42.2%, to $21.6 million for the first nine months of fiscal 2005 from $37.3 million for the first nine months of fiscal 2004.  This decline was primarily due to an overall decrease in demand from OEMs and power generation equipment operators in the IGT market and inclusion of the net sales of the casting business in the prior year period as a result of the effect of the Casting Business Realignment.

Gross profit.     Gross profit increased by $14.3 million, or 12.7%, to $126.8 million for the first nine months of fiscal 2005 from $112.5 million for the first nine months of fiscal 2004. This increase was primarily due to the 2004 Acquisitions, partially offset by the inventory write-down charges incurred by the Other segment in the prior year period and restructuring costs and higher healthcare costs in the current year. As a percentage of net sales, gross profit was 25.0% and 26.0% for the first nine months of fiscal 2005 and 2004, respectively.

The Aerospace Systems segment gross profit increased by $18.5 million, or 23.5%, to $97.1 million for the first nine months of fiscal 2005 from $78.6 million for the first nine months of fiscal 2004.  In addition to the positive impact from the 2004 Acquisitions, gross profit increased by $3.9 million due to the improvement in sales, partially offset by increased healthcare costs.

The Aftermarket Services segment gross profit increased by $0.4 million, or 1.1%, to $32.0 million for the first nine months of fiscal 2005 from $31.7 million for the prior year period.  The margins associated  with an increase in sales resulting from growth in global commercial air traffic and the U.S. military maintenance demand was offset by costs associated with inventory write-downs and the negative margin associated with the casting business in the current year period as a result of the Casting Business Realignment.

The Other segment gross profit decreased by $4.6 million to a loss of $2.3 million for the first nine months of fiscal 2005 from profit of $2.2 million for the first nine months of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market and restructuring charges partially offset by the effect of inventory write-downs recorded in the prior year and the inclusion of negative margins in the prior year period as a result of effect of the Casting Business Realignment.

Selling, general and administrative expenses.     Selling, general and administrative expenses increased by $20.4 million, or 34.8%, to $79.1 million for the first nine months of fiscal 2005 from $58.7 million for the prior year period, primarily due to the 2004 Acquisitions, restructuring and impairment charges of $2.5 million recorded in the nine months ended December 31, 2004, and increased legal, regulatory and research and development costs.

The Aerospace Systems segment selling, general and administrative expenses increased by $11.3 million, or 35.0%, to $43.5 million for the first nine months of fiscal 2005 from $32.2 million for the first nine months of fiscal 2004.  This increase was primarily due to the 2004 Acquisitions, investment in research and development and higher legal costs.

The Aftermarket Services segment selling, general and administrative expenses increased by $4.9 million, or 33.1%, to $19.6 million for the first nine months of fiscal 2005 from $14.7 million for the first nine months of fiscal 2004.  This increase was primarily due to additional staffing, increased costs resulting from growth in business activity, the effect of the Casting Business Realignment and a $0.2 million fixed asset impairment charge.

The Other segment selling, general and administrative expenses increased by $2.0 million, or 45.2%, to $6.5 million for the first nine months of fiscal 2005 from $4.5 million for the first nine months of fiscal 2004.  This increase was primarily due to restructuring and impairment charges related to our previously announced exit from the IGT business of $2.5 million in the current year period partially offset by the effect of the Casting Business Realignment.

Corporate expenses included in selling, general and administrative expenses increased by $2.3 million, or 30.5%, to $9.6 million for the first nine months of fiscal 2005 from $7.4 million for the first nine months of fiscal 2004, primarily due to increased audit, staffing and regulatory costs.

Depreciation and amortization.  Depreciation and amortization increased by $2.4 million, or 11.9%, to $22.6 million for the first nine months of fiscal 2005 from $20.2 million for the first nine months of fiscal 2004.  This increase was primarily due to the depreciation associated with the assets acquired in connection with the 2004 Acquisitions and capital expenditures made over the last twelve months.

The Aerospace Systems segment depreciation and amortization increased by $2.9 million, or 25.9%, to $14.2 million for the first nine months of fiscal 2005 from $11.3 million for the first nine months of fiscal 2004.  This increase was primarily due to the 2004 Acquisitions and our capital expenditures made over the last twelve months.

The Aftermarket Services segment depreciation and amortization increased by $0.6 million, or 11.1%, to $6.3 million for the first nine months of fiscal 2005 from $5.7 million for the first nine months of fiscal 2004 primarily as a result from including the casting business in the current year period, due to the Casting Business Realignment.

The Other segment depreciation and amortization decreased by $1.2 million, or 37.0%, to $2.0 million for the first nine months of fiscal 2005 from $3.1 million for the first nine months of fiscal 2004 primarily due to the effect of the inclusion of the casting business in the prior year period as a result of the Casting Business Realignment, as well as the disposition of assets.

Operating income.   Operating income decreased by $8.5 million, or 25.3%, to $25.1 million for the first nine months of fiscal 2005 from $33.6 million for the prior year period.  The decrease in operating income from the prior year was the result of losses incurred in our Other segment, restructuring costs, increases in healthcare, legal, research and development, regulatory, staffing, depreciation and amortization expenses, partially offset by the operating profits from the 2004 Acquisitions and the effect of inventory write-downs in the prior year.

The Aerospace Systems segment operating income increased by $4.3 million, or 12.2%, to $39.4 million for the first nine months of fiscal 2005 from $35.1 million for the first nine months of fiscal 2004.  Operating income increased due to the 2004 Acquisitions, partially offset by the increase in healthcare, legal, research and development and depreciation and amortization expenses.

The Aftermarket Services segment operating income decreased by $5.1 million, or 45.6%, to $6.1 million for the first nine months of fiscal 2005 from $11.3 million for the first nine months of fiscal 2004.  This decrease was due to the negative operating results of the casting business in the current year period as a result of the Casting Business Realignment, an increase in staffing, healthcare and other costs associated with the increase in business activity, inventory write-downs as well as a fixed asset impairment.

The Other segment incurred an operating loss of $10.8 million for the first nine months of fiscal 2005 compared to an operating loss of $5.4 million for the first nine months of fiscal 2004.  This decline was primarily due to an overall decrease in sales to both OEMs and power generation equipment operators in the IGT market and the $3.4 million of restructuring and impairment charges discussed above partially offset by the effect of inventory write-downs in the prior year and the effect of the Casting Business Realignment which included the negative operating results of the casting business in the prior year period.

Interest expense and other. Interest expense and other increased by $0.7 million, or 8.0%, to $9.7 million for the first nine months of fiscal 2005 from $8.9 million for the first nine months of fiscal 2004. This increase was primarily due to higher interest rates and slightly higher average borrowings resulting from the 2004 Acquisitions and our capital expenditures, mostly offset by the positive cash flow generated by the businesses.

Income tax expense. The effective tax rate was 29.4% for the first nine months of fiscal 2005 and 26.4% for the first nine months of fiscal 2004.  The first nine months of fiscal 2005 includes a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.  The first nine months of fiscal 2004 includes a $2.0 million reduction of income tax expense resulting from the completion of income tax audits through fiscal year 2000 and a $0.3 million reduction resulting from adjusting the income tax accrual to the filed tax return.

Discontinued Operations. Loss from discontinued operations before income taxes was $7.0 million for the first nine months of fiscal 2005 compared with a loss from discontinued operations before income taxes of $1.8 million for the first nine months of fiscal 2004, resulting in a change of $5.2 million, due to a loss on the sale of the assets of $10.0 million partially offset by operating profits primarily resulting from higher selling prices due to the increased global demand for steel.  The benefit for income taxes was $2.4 million in the first nine months of fiscal 2005 compared to a benefit of $0.6 million in the prior year period.

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

In connection with our realignment and after further reviewing our strategic alternatives, we decided to exit the IGT business, which had previously been part of the Components Group.  The Company has substantially completed its plan to exit the  IGT business.  Substantially all operations at the Phoenix Manufacturing Division of the Company’s subsidiary, Triumph Engineered Solutions, Inc., ceased as of December 31, 2004.  In connection with the shutdown, the Company sold for cash certain of the assets at net book value.  The remaining assets and backlog associated with the commercial aerospace business, which are included in the Other segment, will be transferred to other of the Company’s aerospace facilities.  In addition, assets of the IGT Repair Division were sold at net book value.  Also, a definitive agreement to sell the assets of the Wisconsin Manufacturing Division of Triumph Engineered Solutions was signed and is expected to close during the fourth quarter of fiscal 2005.  We had anticipated that up to $4.0 million of costs would be incurred in fiscal 2005 as the realignment is completed.  To date, we have incurred $3.4 million of charges, of which $0.4 million consisted of cash expenses related to the realignment.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  We generated approximately $53.5 million of cash flows from operating activities for the nine months ended December 31, 2004.  We generated approximately $2.0 million in investing activities and used approximately $56.4 million in financing activities for the nine months ended December 31, 2004.

As of December 31, 2004, $241.7 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2004, an aggregate amount of approximately $14.3 million was outstanding under the Credit Facility, $4.3 million of which was accruing interest at the prime rate which was 5.25% per annum, and $10.0 million of which was accruing interest at the overnight rate of 4.35% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In December 2004, the Company sold substantially all of the assets and certain liabilities of its subsidiary, Tri-Western Metals Company, for cash proceeds of $13.6 million and expects to receive approximately an additional $2.7 million during the fourth quarter of 2005.

Capital expenditures were approximately $13.7 million for the nine months ended December 31, 2004 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $25.0 million for our fiscal year ending March 31, 2005.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The proceeds from the sale of assets have been offered, in accordance with the senior notes purchase agreement, and accepted by the noteholders of the senior notes.  Some or all of the proceeds, which were used to repay the borrowings under the revolving credit facility, will need to be reborrowed to satisfy the obligation to the noteholders who any elected to receive a prepayment.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt (1)	$168,568	$1,645	$35,114	$20,829	$110,980
Capital Lease Obligations (1) (2)	1,346	1,336	10	0	0
Operating Leases	58,563	17,927	20,777	9,878	9,981
Purchase Obligations	129,723	102,778	26,825	119	1
Other Long Term Obligations (1) (2)	749	248	496	5	0
Total	$358,949	$123,934	$83,222	$30,831	$120,962

(1) Included in the Company’s balance sheet at December 31, 2004.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward-looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) in June 2004.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

TRIUMPH GROUP, INC.

As of December 31, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

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

We believe the measures we have taken have had a material, positive impact on our internal control over financial reporting.

Part II. Other Information

    Item 6.   Exhibits

Exhibit 10.1	Fifth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.
Exhibit 10.2	Second Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.
Exhibit 31.1	Section 302 Certification by President and CEO
Exhibit 31.2	Section 302 Certification by Senior Vice President and CFO
Exhibit 32.1	Certification of Periodic Report by President and CEO
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO

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

Dated: February 8, 2005