Form 10-K
period 2005-03-31
TRIUMPH GROUP INC /
filed 2005-06-14
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-12235

Triumph Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347963 (I.R.S. Employer Identification Number)

1550 Liberty Ridge Drive, Suite 100, Wayne, Pennsylvania 19087
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

        As of September 30, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $516,644,622. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2004. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

        The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 31, 2005 was 15,908,164.

Documents Incorporated by Reference

        Portions of the following document are incorporated herein by reference:

        The Proxy Statement of Triumph Group, Inc. in connection with our 2005 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need. In addition to these factors and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight and the continuing impact of the September 11, 2001 attacks and international hostilities and terrorism. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

        Triumph Group, Inc. was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as hydraulic, mechanical and electromechanical control systems, aircraft and engine accessories, structural components and assemblies, non-structural composite components, auxiliary power units, or APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including commercial and regional airlines, air cargo carriers, as well as original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and components.

Products and Services

        We offer a variety of products and services to the aerospace industry which were previously offered through three groups of our operating companies. As of April 1, 2004, we consolidated the three groups into two groups as follows:

        Our Aerospace Systems Group consists of companies that service the full spectrum of aerospace customers, which include airlines, air cargo carriers, domestic and foreign militaries, aerospace OEMs and the top-tier manufacturers who supply them. This group utilizes its capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace aftermarket. Many of our designs are proprietary. Customers typically return such systems to us for repairs and overhauls and spare parts. The systems that companies within this group design, engineer, build and repair include:

  •
  Main engine gear box assemblies

  •
  High lift actuation

  •
  Hydraulic systems

  •
  Landing gear actuation systems

  •
  Primary and secondary flight control systems

  •
  Thermal management systems

        This group also includes companies performing complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies such as:

  •
  Wing spars and stringers

  •
  Stretch-formed leading edges and fuselage skins

  •
  Formed structural sheet metal components

  •
  Floor beams

  •
  Landing gear components and assemblies

  •
  Composite floor panels, environmental control system ducting and non-structural composite flight deck and other interior components

  •
  Bonded components

        Our Aftermarket Services Group serves a diverse group of customers which includes airlines, air cargo carriers, domestic and foreign militaries and third-party repair and overhaul providers. This group operates the world's largest independent APU repair and overhaul business and endeavors to be the vendor of choice for airborne structures and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, and Special Federal Aviation Regulation 36, or SFAR 36, proprietary repair procedures for the components we repair and overhaul. Companies in our aftermarket services group repair and overhaul various instruments and components for the aviation industry including:

  •
  APUs

  •
  Nacelles, thrust reversers and flight control surfaces

  •
  Constant speed drives, integrated drive generators and air-cycle machines

  •
  Cockpit instrumentation

  •
  Ground support equipment

        This group also specializes in the manufacturing of precision investment castings of super alloys, titanium and aluminum alloys utilizing equiax, single crystal and directionally solidified casting processes primarily for aerospace engine OEMs and third-party engine repair and overhaul providers. In addition this group provides a full range of services including hot isostatic pressing, heat treating, machining and thermal coating.

        The components that these companies manufacture, process, repair and overhaul for the aerospace gas turbine industry include:

  •
  Airfoil castings

  •
  Hot section components

  •
  Gas turbine engine stators

  •
  Blades and vanes

  •
  Engine seals

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

Operating Locations

        We operate through several operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at April 1, 2005:

Operating Entity	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSPACE SYSTEMS GROUP
Construction Brevetees d'Alfortville	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	54
Chem-Fab Corporation	Hot Springs, AR	Performs chem-milling and other metal finishing processes and produces complex sheet metal parts and assemblies.	Commercial, General Aviation, and Military OEMs.	305
DV Industries, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	109
EFS Aerospace, Inc.(1)	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators and complex valve packages.	Commercial, General Aviation, and Military OEMs	163

Frisby Aerospace, LLC(2)	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation, and Military Aftermarket.	221
HTD Aerospace, LLC(1)	Bloomfield, CT East Lyme, CT Redding, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical aircraft components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	131
K-T Corporation	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	134
L.A. Gauge	Sun Valley, CA	Manufactures ultra-precision machined components and assemblies to the aviation, defense, space and commercial industries.	Military and Medical OEMs.	45
Lee Aerospace, Inc.(1)	Wichita, KS	Manufactures windshields and flight deck and cabin windows to the general aviation and corporate jet markets.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	89
Northwest Industries	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	31

Nu-Tech Industries, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	130
Triumph Components—San Diego, Inc.(1)	El Cajon, CA	Produces close tolerance complex sheet metal assemblies such as exhaust systems, plugs and nozzles and pneumatic ducting made from all types of aerospace materials using forming and joining techniques.	Commercial, General Aviation and Military OEMs.	119
Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including air control system ducting, floor panels, aisle stands and glareshields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	321
Triumph Controls, Inc.(1)	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	180
Triumph Gear Systems, Inc.(2)	Park City, UT Macomb, MI	Manufactures complex geared assemblies, highlift actuation systems, gears and other components, servicing the aerospace industry.	Commercial and Military OEMs and Aftermarket.	374
Triumph Thermal Systems, Inc.(1)	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	134
Triumph-Seattle	Seattle, WA	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	15

Triumph Structures—Los Angeles, Inc. (4)	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	297
TRIUMPH AFTERMARKET SERVICES GROUP
Advanced Materials Technologies(2)(5)	Tempe, AZ Chandler, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	236
Aerospace Technologies, Inc.(1)	Fort Worth, TX	Manufactures and repairs metallic/composite bonded components and assemblies.	Commercial and Military OEMs and Aftermarket.	94
Triumph Accessory Services(1)(3)	Wellington, KS San Antonio, TX	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	106
Triumph Air Repair(1)(3)	Phoenix, AZ	Repairs and overhauls APUs and related accessories.	Commercial, General Aviation and Military Aftermarket.	200

Triumph Aftermarket Services Division	Phoenix, AZ	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Group Companies.	Commercial, General Aviation and Military Aftermarket.	16
Triumph Aftermarket Services (Europe) Limited(6)	Hampshire, England	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Group Companies.	Commercial Aftermarket.	4
Triumph Airborne Structures, Inc.(1)	Hot Springs, AR	Repairs and overhauls thrust reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	137
Triumph Instruments & Avionics(2)(7)	Glendale, CA Tetterboro, NJ Ft. Lauderdale, FL Austin, TX	Repairs and overhauls aircraft instruments and avionics and serves as an authorized stocking distributor for a variety of aircraft components.	Commercial, General Aviation and Military Aftermarket.	156
Triumph Precision Casting Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	49

(1)
Designates FAA-certified repair station.

(2)
Designates that all locations are FAA-certified repair stations.

(3)
Designates SFAR 36 certification.

(4)
Hydro-Mill Co. changed its name to Triumph Structures—Los Angeles, Inc. and Ralee Engineering Co. was merged into the company on February 1, 2005.

(5)
Triumph Engineered Solutions, Inc. is now doing business as Advanced Materials Technologies. Triumph Engineered Solutions, Inc. sold the assets of its Wisconsin, IGT Repair Division and SPOA facilities.

(6)
Triumph Air Repair (Europe) Limited changed its name to Triumph Aftermarket Services (Europe) Limited.

(7)
A. Biederman, Furst Aircraft, Inc. and JDC Company are now doing business as Triumph Instruments & Avionics.

Metals Processing and Distribution

        Effective as of March 31, 2003, we designated our metals group as a discontinued operation in connection with a realignment of our operating structure. On December 31, 2004, we completed the sale of the metals group assets.

Sales and Marketing

        While each of our operating companies maintain responsibility for company specific selling efforts through direct selling, Triumph Group, Inc. has developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and bundled repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also consolidated our selling activities in the Wichita, Kansas area through Triumph Wichita Support Center, which is staffed by sales and professionals focused on Boeing, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer's changing needs and current trends in each market/geographic region in which we operate.

        All three of these marketing organizations operate as the front-end of the selling process, establishing/maintaining relationships, identifying opportunities to leverage our brand, and providing a certain level of customer service for our Wichita-based customers. Each individual operating company is responsible for its own engineering and technical support, pricing, manufacturing and product support.

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed fee basis. We generally sell to our other customers on a fixed fee, negotiated contract or purchase order basis.

Backlog

        We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. Backlog only includes amounts for which we have actual purchase orders with firm delivery dates or contract requirements generally within the next 24 months, primarily for our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements associated with long-term aircraft production programs but for which we do not have actual purchase orders with firm delivery dates or for which contract requirements extend beyond the next 24 months.

        Our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $598 million, of which $569 million and $29 million relate to the Aerospace Systems group and the Aftermarket Services group, respectively, as of March 31, 2005 and $513 million, of which $484 million, $17 million and $12 million relate to the Aerospace Systems group, the Aftermarket Services group and Other segment, respectively, as of March 31, 2004. We believe that purchase orders totaling approximately $166 million will not be shipped by March 31, 2006.

United States and Foreign Operations

        Our revenues from our continuing operations to customers in the United States for fiscal years 2005, 2004 and 2003 were approximately $531 million, $473 million and $443 million, respectively. Our revenues from our continuing operations to customers in all foreign countries for fiscal years 2005, 2004 and 2003 were approximately $158 million, $135 million and $122 million, respectively.

        As of March 31, 2005, 2004 and 2003, our long-lived assets for our continuing operations located in the United States were approximately $569 million, $547 million and $512 million, respectively. As of March 31, 2005, 2004 and 2003, our long-lived assets for our continuing operations located in the European Union were approximately $9 million, $10 million and $9 million, respectively.

Competition

        We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies, in the manufacture of aircraft systems components and subassemblies. OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties.

        Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than us: OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. The repair and overhaul services provided by domestic airlines are primarily for their own aircraft, although these airlines may perform a limited amount of repair and overhaul services for third parties. Foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

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

        The license approval processes for the European Aviation Safety Agency (EASA was formed in 2002 and is handling most of the responsibilities of the national aviation authorities, such as the United Kingdom Civil Aviation Authority), which regulates this industry in the European Union, the Civil Aviation Administration of China, and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits.

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

Employees

        As of March 31, 2005, for our continuing operations we employed 3,887 persons, of whom 352 were management employees, 98 were sales and marketing personnel, 439 were technical personnel, 438 were administrative personnel and 2,560 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, for our continuing operations, we currently employ approximately 490 full-time employees. Currently, approximately 13% of our permanent employees for our continuing operations are represented by labor unions and approximately 19% of net sales are derived from the facilities at which at least some employees are unionized. One collective bargaining agreement will expire in the next 12 months. One of our subsidiaries is currently involved in an administrative proceeding regarding a collective bargaining agreement that expired on February 28, 2001. No work stoppage is expected at this location. Our inability to negotiate acceptable contracts with this or other labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Risk Factors

        Statements in this Annual Report on Form 10-K, including those concerning our expectations regarding the effect of industry trends on us, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses and cash requirements, include forward-looking statements. Actual results may vary materially from these expectations. Factors which could cause actual results to differ from expectations include competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight and the continuing impact of the September 11, 2001 attacks and international hostilities and terrorism. For a description of these and additional risks, see the discussion below. Our results of operations may be adversely affected by one or more of these factors.

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2005. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

        There has been a recovery in the commercial air travel to levels above those prior to the terrorist attacks of September 11, 2001 resulting in recovery of demand for commercial aerospace products and services. As a result of the period since September 11, 2001, the financial condition of our airline customers has deteriorated and thereby introduced credit risk with some of our significant airline customers, as well as introducing negative implications for their ability to fund the acquisition of new aircraft for their fleet. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

        Competitive pressures may adversely affect us.    We have numerous competitors in the aerospace industry. We compete primarily with OEMs and the top-tier manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than we have. Competitive pressures may materially adversely affect our operating revenues and, in turn, our business and financial condition.

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

        The loss of our key customer could have a material adverse effect on us.    For the year ended March 31, 2005, The Boeing Company, or Boeing, represented approximately 21% of net sales. For fiscal 2004, Boeing represented approximately 22% of net sales. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

        We may be unable to successfully achieve "tier one" supplier status with OEMs, and we may be required to risk our capital to achieve "tier one" supplier status.    Many OEMs are moving toward developing strategic partnerships with their larger suppliers, frequently called "tier one" suppliers. Each tier one supplier provides an array of integrated services including purchasing, warehousing and assembly for OEM customers. We have been designated as a tier one supplier by some OEMs and are striving to achieve tier one status with other OEMs. In order to maintain or achieve tier one status, we may need to expand our existing capacities or capabilities, and there is no assurance that we will be able to do so. As we expand into the tier one supplier status, we are exposed to adverse litigation action by competitors whose market share is being diminished.

        Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is borne by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing's 787 and Airbus' A380 are examples of two new aircraft programs in which our companies are competing in a product development process in order to obtain eventual long term production agreements. In the event that the aircraft fails to reach the full production stage, the investment that we have made in research and development and other start-up costs may not produce the anticipated return on investment.

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

        We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.    A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, availability under our revolving credit facility and by particular restrictions contained in our revolving credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

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

        We may not be successful in expanding our casting activities in the aerospace market.    This year, the casting business has transitioned its target market away from industrial gas turbine products and shifted its focus to the production of aerospace products. Such expansion will require additional capital expenditures. There can be no assurance that we will be able to successfully expand into the aerospace market.

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

Item 2.    Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 9,139 square feet of space. In addition, as of April 1, 2005, we owned or leased the following facilities in which our operating locations are located:

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
Redding, CT	Office	3,200	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	50,000	Owned
Wichita, KS	Manufacturing facility/office	46,100	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Park City, UT	Manufacturing facility/office	180,000	Owned
Redmond, WA	Manufacturing facility/office	19,404	Leased
Spokane, WA	Manufacturing facility/office	394,000	Owned
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	214,620	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Chandler, AZ	Casting facility/office	31,000	Leased
Chandler, AZ	Manufacturing facility/office	34,263	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned

Tempe, AZ	Machine shop	32,100	Owned
Glendale, CA	Instrument shop/warehouse/office	25,000	Leased
Hampshire, England	Repair and overhaul/office	11,915	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	7,200	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Tetterboro, NJ	Repair and overhaul/office	13,000	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
San Antonio, TX	Repair and overhaul/office	30,000	Leased

        We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.    Legal Proceedings

        On July 9, 2004, Eaton Corporation and several Eaton subsidiaries ("Eaton") filed a complaint against us, our subsidiary, Frisby Aerospace, LLC ("Frisby"), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law. In particular, the complaint alleges the misappropriation of trade secrets and other intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation.

        We and the other defendants are vigourously contesting Eaton's claims. On September 30, 2004, we, Frisby and the individual defendants filed separate responses to Eaton's claims, either denying all allegations of wrongdoing or moving to dismiss for lack of personal jurisdiction. Frisby filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina's Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. The parties have begun discovery, but there have been no depositions yet.

        The above allegations relate to alleged conduct that is the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi. On January 22, 2004, a search warrant was executed on the offices of Frisby, located in Clemmons, North Carolina, in connection with this investigation. Frisby is cooperating with the investigation, which is continuing. Neither we nor Frisby has been identified as a target.

        One of our subsidiaries, Triumph Controls, Inc. ("TCI"), is a party to administrative proceedings before the National Labor Relations Board (the "NLRB"). In these proceedings, TCI's union has alleged unfair labor practices involving unilateral changes to existing terms and conditions of employment without first bargaining with the union. On February 11, 2005, following a hearing, an administrative law judge issued a recommended decision and order finding violations of the National Labor Relations Act by TCI and recommending to the NLRB that TCI take certain remedial action, including such things as the reinstatement of certain employees and the previous terms and conditions of employment, the restoration of certain work, and a "make whole" remedy. TCI has filed exceptions to the administrative law judge's recommendations. The parties are now awaiting a decision of the NLRB on the recommendations of the administrative law judge. TCI intends to continue to defend these proceedings vigorously. At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on TCI or its financial condition in the event of an unfavorable outcome.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of Registrant

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	62	President and Chief Executive Officer	July 1, 1993
John R. Bartholdson	60	Senior Vice President, Chief Financial Officer and Treasurer	July 1, 1993
Lawrence J. Resnick	47	Senior Vice President—Operations	April 1, 2004
John B. Wright, II	51	Vice President, General Counsel and Secretary	July 12, 2004
Kevin E. Kindig	48	Vice President and Controller	April 1, 1999

        Richard C. Ill    has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a director of P.H. Glatfelter Company and Airgas Inc. and a member of the board of governors of the Aerospace Industry Association and the advisory board of Outward Bound, USA.

        John R. Bartholdson    has been our Senior Vice President, Chief Financial Officer and Treasurer and a director since 1993. Mr. Bartholdson is on the board of trustees of PBHG Funds, Inc, PBHG Insurance Series Fund, Old Mutual Advisor Funds, ING Clarion Real Estate Income Fund, and ING Clarion Global Real Estate Income Fund and is chairman of the audit committees and serves on the compensation committees of each of these funds. Mr. Bartholdson also serves on the Philadelphia/Washington Advisory Board of FM Global.

        Lawrence J. Resnick    has been a Senior Vice President since April 2004. Prior to that, he was a Vice President since August 2000. Mr. Resnick was the President of Triumph Controls, Inc., one of our subsidiaries from January 1996 through July 2000.

        John B. Wright, II    has been a Vice President and our General Counsel and Secretary since July 12, 2004. From May 2001 until he joined us, Mr. Wright was a partner with the law firm of Ballard Spahr Andrews & Ingersoll, LLP, where he practiced corporate and securities law. From 1994 through 2000, Mr. Wright served as Senior Corporate Counsel with Safeguard Scientifics, Inc., a publicly traded company engaged in the operation of technology companies.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2005
1st Quarter	$35.00	$29.60
2nd Quarter	36.31	29.04
3rd Quarter	41.00	30.25
4th Quarter	40.62	35.35
Fiscal 2004
1st Quarter	$33.24	$22.50
2nd Quarter	33.05	27.65
3rd Quarter	37.89	30.72
4th Quarter	39.00	29.65

        On May 31, 2005, the reported closing price for our Common Stock was $35.48. As of May 31, 2005, there were approximately 36 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 7,830 persons.

Dividend Policy

        We have never declared or paid cash dividends on any class of our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, and reinvest them in the development of our business. Certain of our debt arrangements, including our revolving credit facility, prohibit us from paying dividends or making any distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. See note 7 of "Notes to Consolidated Financial Statements".

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Years Ended March 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$688,485	$608,315	$565,381	$565,343	$500,201
Cost of products sold	517,706	454,047	398,258	385,392	331,929

Gross profit	170,779	154,268	167,123	179,951	168,272
Selling, general and administrative expense	106,821	89,418	72,113	70,251	64,000
Depreciation and amortization(6)	30,528	28,237	24,387	20,546	25,090
Special charge	—	—	—	5,044	—

Operating income	33,430	36,613	70,623	84,110	79,182
Interest expense and other	13,025	12,212	12,365	12,773	20,549

Income from continuing operations, before income taxes	20,405	24,401	58,258	71,337	58,633
Income tax expense	4,596	4,991	20,682	22,220	20,788

Income from continuing operations	15,809	19,410	37,576	49,117	37,845
(Loss) income from discontinued operations	(4,381)	(1,188)	(859)	320	1,369

Net income	$11,428	$18,222	$36,717	$49,437	$39,214

Earnings per share:
Income from continuing operations:
Basic	$1.00	$1.23	$2.37	$3.11	$3.12
Diluted	$0.99	$1.22	$2.36	$3.09	$3.00
Shares used in computing earnings per share:
Basic	15,877	15,842	15,833	15,784	12,125
Diluted	15,971	15,918	15,924	15,918	12,629
	As of March 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
	(in thousands)
Balance Sheet Data:
Working capital	$213,858	$257,274	$231,917	$197,933	$188,008
Total assets	937,715	935,541	864,168	772,965	731,369
Long-term debt, including current portion	157,782	225,847	199,523	158,256	176,322
Total stockholders' equity	526,663	514,314	494,344	453,117	389,891

(1)
Results include $3.1 million of restructuring costs associated with ceasing the operations of the Company's Phoenix Manufacturing Division of the Company's Triumph Engineered Solutions subsidiary and the divestitures of the Company's IGT repair division and the Wisconsin Manufacturing division of the Company's Triumph Engineered Solutions subsidiary. See Note 4 to the Consolidated Financial Statements.

(2)
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

(4)
Results include the acquisition of EFS Aerospace, Inc. from the date of acquisition. Results also include the $5.0 million write-off of design and development costs related to a new aircraft program, which did not go into production.

(5)
Results include the acquisitions of ACR Industries, Inc., Chem-Fab Corporation, Airborne Nacelle Services, Inc. and the Anadite Assets from the date of each respective acquisition.

(6)
Fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002 exclude goodwill amortization due to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). Had the Company adopted SFAS No. 142 at the beginning of fiscal 2001, pre-tax and after-tax amortization of goodwill that would have been excluded from fiscal year 2001 are $7,125 and $5,292, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

OVERVIEW

        We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, which designs, engineers and manufactures a wide range of components, assemblies and systems for aircraft manufacturers; and (ii) Triumph Aftermarket Services Group, which serves aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the repair and overhaul of aircraft components and accessories. Financial highlights for fiscal 2005:

  •
  Fiscal 2005 net sales increased 13% to $688.5 million;

  •
  Cash flow from operations increased 42% to $65.0 million;

  •
  Year-end backlog increased 17% to $598.3 million; and

  •
  Completed divestiture of non-core assets, generating proceeds of $26.8 million.

        For fiscal 2005, we reported income from continuing operations of $15.8 million, or $0.99 per diluted common share, as compared to $19.4 million, or $1.22 per diluted common share, for fiscal 2004. Net income for fiscal 2005 was $11.4 million, or $0.72 per diluted common share, versus $18.2 million, or $1.14 per diluted common share, for the prior year.

        For fiscal 2005, net sales from continuing operations increased to $688.5 million from $608.3 million for fiscal 2004, representing a 13% year over year increase. Cash flow from operating activities for fiscal 2005 was $65.0 million, compared to $45.6 million realized in fiscal 2004, a 42% increase.

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2005, we generated approximately $65.0 million of cash flows from operating activities, generated approximately $1.3 million in investing activities and used approximately $68.3 million in financing activities.

        We have recently received several important new contract awards including:

  •
  A contract between our subsidiary, Triumph Gear Systems-Macomb, and General Electric to provide the inlet gearbox, as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. The agreement has an estimated value of up to $300 million based upon current market forecasts.

  •
  A five-year contract between our subsidiary, Triumph Precision Castings Co., and the U.S. Army TACOM to provide first stage rotor blades for the AGT 1500 gas turbine propulsion engine used on the M1A1 Abrams tank. The contract has an estimated value of $32.9 million with production scheduled to start in November 2005.

  •
  A long-term contract with Lockheed Martin Corporation to supply major structural components on the Sniper and Arrowhead Advanced Targeting programs. The agreement between Lockheed Martin and our subsidiary, L.A. Gauge, has an estimated value in excess of $42 million over the next four years.

  •
  A contract for the design and manufacturing of the floor panel system for the A380 Freighter aircraft. This contract includes conceptual and concurrent detailed design, qualification testing, parts manufacturing and post-production support for the life of the A380 Freighter. This award represents a potential total program value in excess of $35 million for our subsidiary, Triumph Composite Systems, Inc., over the life of the A380F program.

OUTLOOK

        Sales for fiscal 2006 are expected to grow to a range of $700 to $750 million and earnings per share for fiscal 2006 of $1.75 to $2.00, with quarterly results sequentially improving during the year.

Our fiscal 2006 outlook is based on the following market assumptions:

  •
  The commercial jet aircraft market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share. These airlines have increased the downward pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins. Conversely, we also expect the recent gain in the aircraft seat miles experienced by the airlines to continue, positively affecting our business. The continued growth in air freight also will benefit us and the industry.

  •
  World-wide air travel experienced a strong rebound in 2004. This rebound is notable in that it represents a recovery from the levels of calendar year 2003 which were depressed by the SARS outbreak in Asia, and represents a traffic level that exceeds the previous record which was set in 2000. It has taken the industry 4 years to exceed that level, indicating the difficulties faced by the world's airlines as they have dealt with the effects of recession, terrorism and disease. This traffic volume has been driven by strong world-wide economic growth which stimulates demand, and declining real airline yields which makes air travel more affordable to more people.

  •
  The downturn in the commercial air transport market segment, the lingering impact of the 2001 terrorist attacks, increases in fuel costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Recently, several airlines have declared bankruptcy or indicated that bankruptcy may be imminent; however, a large portion of our aftermarket sales are to air cargo carriers, which are financially stable.

  •
  The major trends that shape the current military/defense environment include: significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; and the need for low cost, assured access to space. The 2005 U.S.

    Department of Defense ("DoD") authorization was approved in the fourth quarter of 2004 at a total level of $400 billion (excluding supplementals). Although under pressure, the DoD budget remains strong and focused on transformation. With this continued pressure on the budget the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs.

  •
  Deliveries of Airbus and Boeing large commercial aircraft are expected to be significantly higher in calendar 2005, compared to calendar 2004. Airbus and Boeing reported actual deliveries for calendar 2004 of 605 aircraft. Their deliveries for calendar 2005 are expected to increase by approximately 11%, to about 670 aircraft. Capacity in the global airline system, as measured by available seat miles ("ASMs"), is expected to continue to grow. We expect global ASM growth of about 5% in calendar 2005, compared to calendar 2004. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately proportionately with increases in capacity.

  •
  Total regional and business (at capacity) aircraft production is expected to be relatively flat in fiscal 2006, compared to fiscal 2005, as deliveries of business jets are expected to increase, offsetting the expected decrease in regional aircraft deliveries. In the regional aircraft market we expect to see growth in the 70-90 seat segment offset by continued weakness in the 50 seat products.

  •
  Military sales (OEM and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to grow in the low single digit range for fiscal 2005, compared to fiscal 2004.

RESULTS OF OPERATIONS

Realignment

        We have reorganized our operations and organizational structure to realign the way we manage our business. The new structure separates our business of manufacturing proprietary and build to print products for the global aerospace OEM market and classifies these operations as the Aerospace Systems segment. At the same time, we have reorganized the Aftermarket Services segment to focus on the maintenance, repair and overhaul services on a global basis to both commercial and military markets on components and accessories manufactured by third parties. Under this new organizational structure, we had three reportable segments: Aerospace Systems, Aftermarket Services and Other. Our Aerospace Systems segment consists of 25 operating locations, the Aftermarket Services segment consists of 15 operating locations, and the Other segment consisted of 4 operating locations prior to the elimination of this segment at year end due to the shutdown, sale or transfer of assets to our other operating segments. Accordingly, the Company has two reportable segments.

Exit from IGT market and sale of discontinued operations

        During the second quarter of fiscal 2005, we incurred fixed asset impairment charges of $1.1 million related to IGT tooling and leasehold improvements in a facility that we determined we would no longer use as part of our restructuring activities. During the third quarter of fiscal 2005, we incurred fixed asset and intangible impairment charges of $0.7 million and $0.1 million, respectively. Also in the third quarter, we sold our IGT repair division and our plasma spray coating businesses. During the fourth quarter of fiscal 2005, we recorded an intangible asset impairment charge of $0.2 million and sold our Wisconsin Manufacturing division and other non-core assets. After taking into account the asset impairments, the net proceeds from the sale of these businesses and assets approximated net book value. The proceeds from the sales resulted in cash receipts of $8.9 million and a promissory note in the amount of $0.9 million to be paid over one year. In addition to the asset impairments, we incurred $0.8 million of cash expenses related to the realignment.

        During fiscal 2005, we sold substantially all of the assets and certain liabilities of our metals businesses ("Metals") for cash proceeds of $17.1 million and recorded a $10.0 million loss on the sale of these businesses. The businesses that comprise the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. We have historically stated that we would retain Metals due to its positive cash flows which were used to fund the growth of our aviation businesses. However, in March 2003 we decided to focus on our core capabilities in aviation and sell Metals.

Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004

	Year Ended March 31,
	2005	2004
	(Dollars in thousands)
Net Sales	$688,485	$608,315

Segment Operating Income	46,684	46,238
Corporate General and Administrative Expenses	(13,254)	(9,625)

Total Operating Income	33,430	36,613
Interest Expense and Other	13,025	12,212
Income Tax Expense	4,596	4,991

Income from Continuing Operations	15,809	19,410
Loss from Discontinued Operations	(4,381)	(1,188)

Net Income	$11,428	$18,222

        Changes in net sales and segment operating income are discussed within the "Business Segment Performance" section below.

        Corporate general and administrative expenses increased by $3.6 million, or 37.7%, to $13.3 million for fiscal 2005 from $9.6 million for fiscal 2004, primarily due to increased audit and other expenses to comply with the Sarbanes-Oxley Act of 2002.

        Interest expense and other increased by $0.8 million, or 6.7%, to $13.0 million for fiscal 2005 from $12.2 million for the prior year period. This increase was primarily due to increased interest rates partially offset by lower average borrowings outstanding.

        The effective tax rate was 22.5% for fiscal 2005 and 20.5% for fiscal 2004. The fiscal 2005 effective tax rate of 22.5% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit of approximately $0.9 million and the Extraterritorial Income (ETI) Exclusion of approximately $1.8 million.

        Loss from discontinued operations before income taxes was $7.1 million for fiscal 2005 compared with a loss from discontinued operations before income taxes of $1.8 million for fiscal 2004, resulting in a change of $5.2 million, due to a loss on the sale of the assets of $10.0 million partially offset by operating profits primarily resulting from higher selling prices due to the increased global demand for steel. The benefit for income taxes was $2.7 million in fiscal 2005 compared to a benefit of $0.7 million in the prior year period.

Fiscal year ended March 31, 2004 compared to fiscal year ended March 31, 2003

	Year Ended March 31,
	2004	2003
	(Dollars in thousands)
Net Sales	$608,315	$565,381

Segment Operating Income	46,238	78,879
Corporate General and Administrative Expenses	(9,625)	(8,256)

Total Operating Income	36,613	70,623
Interest Expense and Other	12,212	12,365
Income Tax Expense	4,991	20,682

Income from Continuing Operations	19,410	37,576
Loss from Discontinued Operations	(1,188)	(859)

Net Income	$18,222	$36,717

        Changes in net sales and segment operating income are discussed within the "Business Segment Performance" section below.

        Corporate general and administrative expenses increased by $1.4 million, or 16.6%, to $9.6 million for fiscal 2004 from $8.3 million for fiscal 2003, primarily due to increased audit, staffing and regulatory costs.

        Interest expense and other decreased by $0.2 million, or 1.2%, to $12.2 million for fiscal 2004 from $12.4 million for the prior year period. This decrease was primarily due to lower interest rates, partially offset by increased borrowing related to businesses acquired and our capital expenditure program.

        The effective tax rate was 20.5% for fiscal 2004 and 35.5% for fiscal 2003. The fiscal 2004 effective tax rate of 20.5% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit of approximately $1.8 million and the ETI Exclusion of approximately $1.8 million. The rate also reflects approximately $2.0 million of favorable tax adjustments resulting from the completion of income tax audits through fiscal 2000, partially offset by state income taxes and nondeductible accruals.

        In March 2003, we designated Metals to be discontinued operations and we attempted to sell these businesses in fiscal 2004. The loss from discontinued operations before income taxes was $1.8 million for fiscal 2004 compared with a loss from discontinued operations before income taxes of $1.3 million for fiscal 2003. The benefit for income taxes was $0.7 million in fiscal 2004 compared to a benefit of $0.5 million in the prior year period.

Business Segment Performance

        We have reorganized our operations and organizational structure to realign the way we manage our business. The new structure separates our business of manufacturing proprietary and build to print products for the global aerospace OEM market and classifies these operations as the Aerospace Systems segment. At the same time, we have reorganized the Aftermarket Services segment to focus on the maintenance, repair and overhaul services on a global basis to both commercial and military markets on components and accessories manufactured by third parties. Under this new organizational structure, we have three reportable segments: Aerospace Systems, Aftermarket Services and Other. Our Aerospace Systems segment consists of 25 operating locations, the Aftermarket Services segment consists of 15 operating locations, and the Other segment consisted of 4 operating locations prior to the elimination of this segment at year end due to the shutdown, sale or transfer of assets to our other operating segments.

        The Aerospace Systems segment consists of our operations which manufacture products that primarily service the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts. These products are sold to various aerospace OEMs on a global basis.

        The Aftermarket Services segment provides maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment's operations repair and overhaul thrust reversers, nacelle components and other aerostructures. The segment's operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

        The Other segment's operations and assets, primarily comprised of the IGT businesses, manufactured or repaired and overhauled IGT components, primarily for OEMs and power generation equipment operators, and applied high temperature coatings for both internal and external customers. These operations and assets have been sold, liquidated, or re-deployed to the other two remaining segments, and are no longer a reportable segment after March 31, 2005.

Business Segment Performance—Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004

	Year Ended March 31,			% of Total Sales
			% Change
	2005	2004		2005	2004
	(Dollars in thousands)
NET SALES
Aerospace Systems	$495,425	$418,587	18.4%	72.0%	68.8%
Aftermarket Services	172,958	147,531	17.2%	25.1%	24.3%
Other	26,560	46,388	(42.7)%	3.9%	7.6%
Elimination of inter-segment sales	(6,458)	(4,191)	54.1%	(1.0)%	(0.7)%

Total Net Sales	$688,485	$608,315	13.2%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2005	2004		2005	2004
	(Dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$54,046	$52,602	2.7%	10.9%	12.6%
Aftermarket Services	7,627	12,735	(40.1)%	4.4%	8.6%
Other	(14,989)	(19,099)	21.5%	(56.4)%	(41.2)%

Total Segment Operating Income	$46,684	$46,238	1.0%	6.8%	7.6%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $76.8 million, or 18.4%, to $495.4 million for fiscal 2005 from $418.6 million for fiscal 2004. The increase was due to:

  •
  The sales increase of $45.4 million associated with the acquisitions of Parker Hannifin's United Aircraft Products Division, renamed Triumph Thermal Systems, in May 2003 and Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I Inc. in January 2004 (collectively, the "2004 Acquisitions") completed in fiscal 2004; and

  •
  An increase in same store sales of $31.4 million due to the increased manufacturing of large structural precision components and assemblies for the aerospace and ground defense markets and cabin windows for the general aviation and corporate jet market as a result of customer demand related to increased production of both commercial and military aircraft.

        Aerospace Systems segment operating income increased by $1.4 million, or 2.7%, to $54.0 million for fiscal 2005 from $52.6 million for fiscal 2004. Operating income increased due to the 2004 Acquisitions as discussed above, which showed a year over year increase of approximately $6.3 million.

        Partially offsetting the increase in segment operating income were the following:

  •
  Increases in healthcare costs, research and development and depreciation and amortization expenses; and

  •
  Legal expenses associated with the trade secret litigation totaling approximately $2.8 million.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $25.4 million, or 17.2%, to $173.0 million for fiscal 2005 from $147.5 million for fiscal 2004. This increase was primarily due to the following:

  •
  Growth in global commercial air traffic and U.S. military maintenance demand resulted in increased demand for the repair and overhaul of auxiliary power units as well as the brokering of similar units; and

  •
  The inclusion of the casting facility net sales in this segment, since we made a decision to exit the IGT market. The casting business has transitioned its target market away from IGT products and shifted its focus to the production of aerospace products in the current year. Accordingly, the current year period results of the casting business are included in the Aftermarket Services segment. The prior year period results of the casting business are included in the Other segment. These actions are collectively referred to in this discussion as the "Casting Business Realignment".

        Aftermarket Services segment operating income decreased by $5.1 million, or 40.1%, to $7.6 million for fiscal 2005 from $12.7 million for fiscal 2004. This decrease was due to:

  •
  The $3.9 million operating loss of the casting business in the current year period as a result of the Casting Business Realignment; and

  •
  An increase in staffing, healthcare and other costs associated with the increase in business activity.

        Other Segment:    The Other segment net sales decreased by $19.8 million, or 42.7%, to $26.6 million for fiscal 2005 from $46.4 million for fiscal 2004. This was a result of our decision to exit the IGT business and stop taking sales orders relative to this particular market.

        The Other segment incurred an operating loss of $15.0 million for fiscal 2005 compared to an operating loss of $19.1 million for fiscal 2004. This improvement was due to the effect of the Casting Business Realignment, which included a $6.1 million operating loss of the casting business in the prior year period. Significant charges and costs of $3.1 million associated with the restructuring steps taken to exit the IGT business incurred in the current year.

Business Segment Performance—Fiscal year ended March 31, 2004 compared to fiscal year ended March 31, 2003

	Year Ended March 31,			% of Total Sales
			% Change
	2004	2003		2004	2003
	(Dollars in thousands)
NET SALES
Aerospace Systems	$418,587	$359,474	16.4%	68.8%	63.6%
Aftermarket Services	147,531	146,509	0.7%	24.3%	25.9%
Other	46,388	62,598	(25.9)%	7.6%	11.1%
Elimination of inter-segment sales	(4,191)	(3,200)	31.0%	(0.7)%	(0.6)%

Total Net Sales	$608,315	$565,381	7.6%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2004	2003		2004	2003
	(Dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$52,602	$53,621	(1.9)%	12.6%	14.9%
Aftermarket Services	12,735	16,212	(21.4)%	8.6%	11.1%
Other	(19,099)	9,046	(311.1)%	(41.2)%	14.5%

Total Segment Operating Income	$46,238	$78,879	(41.4)%	7.6%	14.0%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $59.1 million, or 16.4%, to $418.6 million for fiscal 2004 from $359.5 million for fiscal 2003. The positive impact was primarily due to the sales increase of $69.3 million associated with the acquisition of The Boeing Company's Spokane Fabrication Operation (the "2003 Acquisition") in January 2003 and the 2004 Acquisitions, partially offset by decreases in net sales resulting from decreases in commercial airframe build rates.

        The Aerospace Systems segment operating income decreased by $1.0 million, or 1.9%, to $52.6 million for fiscal 2004 from $53.6 million for fiscal 2003. Operating income decreased primarily due to:

  •
  Decreases in net sales resulting from decreases in commercial airframe build rates;

  •
  Competitive market pressures and under absorption of plant capacity;

  •
  A $1.1 million gain recognized during fiscal 2004 related to modifications of employee benefit plans compared to a $4.5 million gain recognized during fiscal 2003. In fiscal 2004, we reduced our share of retiree medical benefits resulting in a $1.1 million gain, which was recognized in the second quarter of fiscal 2004. The fiscal 2003 gain included $5.1 million due to reductions in retiree medical benefits offset by a $0.6 million curtailment loss resulting from freezing a defined benefit pension plan; and

  •
  Increases in research and development of $5.4 million over the prior year period.

        Partially offsetting the decrease was approximately $11.1 million of year over year increase in operating results from the 2004 Acquisitions and 2003 Acquisition.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $1.0 million, or 0.7%, to $147.5 million for fiscal 2004 from $146.5 million for fiscal 2003. This increase was primarily due to the August 2002 acquisition of Furst Aircraft, Inc. with a year over year net sales increase of

$1.5 million. Partially offsetting this increase was reduced maintenance and repair and overhaul activity as compared to the prior year period.

        The Aftermarket Services segment operating income decreased by $3.5 million, or 21.4%, to $12.7 million for fiscal 2004 from $16.2 million for fiscal 2003. This decrease was due to:

  •
  Reduced maintenance and repair and overhaul activity as compared to the prior year period; and

  •
  Inventory write-downs of $2.3 million.

        Other Segment:    The Other segment net sales decreased by $16.2 million, or 25.9%, to $46.4 million for fiscal 2004 from $62.6 million for fiscal 2003. This decline was primarily due to an overall decrease in demand from OEMs and power generation equipment operators in the IGT market from the levels caused by the artificial energy shortage in late fiscal 2001. The lower level of perceived future energy requirements caused a significant number of order cancellations for new power generating equipment, and, as a result, current market shipments remained at approximately 30% of fiscal 2002 levels with inventories at some equipment manufacturers exceeding two years of demand.

        The Other segment incurred an operating loss of $19.1 million for fiscal 2004 compared to operating income of $9.0 million for fiscal 2003. This decline was primarily due to:

  •
  Decrease in sales to both OEMs and power generation equipment operators in the IGT market; and

  •
  Charges recorded during the third and fourth quarters of fiscal 2004 associated with $7.9 million of inventory write-downs and decisions made regarding the recoverability of customer accounts receivable of $1.6 million and the continuing value of certain fixed assets of $1.4 million associated with the IGT operations, partially offset by a reduction in employment costs which resulted from a reduction in headcount.

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the year ended March 31, 2005, we generated approximately $65.0 million of cash flows from operating activities, generated approximately $1.3 million in investing activities and used approximately $68.3 million in financing activities.

        We completed our previously announced plan to exit the IGT business, which had previously been part of the Other segment. All of the operations at the Phoenix Manufacturing Division of our subsidiary, Triumph Engineered Solutions, Inc., ceased as of March 31, 2005. In connection with the shutdown, we sold for cash certain of the assets at net book value. The remaining assets and backlog associated with the commercial aerospace business, which were included in the Other segment, have been transferred to our other facilities. In addition, assets of the IGT Repair Division were sold at net book value. Also, the assets of the Wisconsin Manufacturing Division of Triumph Engineered Solutions were sold during the fourth quarter of fiscal 2005. Proceeds from the sale of the assets resulted in cash receipts of $8.9 million and a note in the amount of $0.9 million.

        We had anticipated that up to $4.0 million of costs would be incurred in fiscal 2005 as the realignment was completed. We incurred approximately $3.1 million of charges, which is included in operating costs and expenses, of which approximately $0.8 million were cash expenses related to the realignment. Included in the $3.1 million is approximately $1.8 million and $0.3 million related to non-cash impairments of fixed assets and intangible assets, respectively.

        During fiscal 2005, we sold substantially all of the assets and certain liabilities of Metals for cash proceeds of $17.1 million and recorded a $10.0 million loss on the sale of these businesses. The businesses that comprise the discontinued operations manufactured, machined, processed and distributed metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. We had historically stated that we would retain Metals due to its positive cash flows which were used to fund the growth of our aviation businesses. However, we decided to focus on our core capabilities in aviation and sell Metals.

        Capital expenditures were approximately $18.6 million for the fiscal year ended March 31, 2005 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility (as described below). We expect capital expenditures to be up to $25.0 million for our fiscal year ending March 31, 2006. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

        During fiscal 2005, we prepaid $22.8 million of principal of the Senior Notes as a result of the cash proceeds from the sales of TriWestern Metals and Kilroy Structural Steel, and the IGT businesses sold as prescribed by the amended note purchase agreement. See notes 4 and 18 of "Notes to Consolidated Financial Statements". In May 2005, an additional $2.8 million of principal was prepaid due to additional cash proceeds received from the above sales.

        In November 2004, as a result of our decision to exit the IGT business and the effect of the restructuring costs and operating losses incurred in the Other segment, we amended our Credit Facility to amend certain terms and covenants. Our Credit Facility bears interest at either the London InterBank Offering Rate ("LIBOR") plus between 1.00% and 2.38%, the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at our option. The variation in the interest rate is based upon our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, we are required to pay a commitment fee of between 0.20% and 0.48% on the unused portion of our Credit Facility. As of March 31, 2005, $229.5 million was available under our Credit Facility. On March 31, 2005, an aggregate amount of approximately $26.3 million was outstanding under the Credit Facility, $25.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 4.4% per annum, and $1.3 million of which was accruing interest at the overnight interest rate of 4.5% per annum. Amounts repaid under our Credit Facility may be reborrowed.

        In conjunction with amending our Credit Facility in November 2004, we also amended certain terms and covenants of our two classes of Senior Notes, for the same reasons described above. Effective March 31, 2005, we further amended certain terms and covenants of our two classes of Senior Notes.

        During fiscal 2005, we finalized the purchase price of our subsidiary, Triumph Gear Systems, Inc., and paid an additional $1.7 million as a result of settling on the values on the closing balance sheet. Also during fiscal 2005, we paid $5.2 million related to a contract signed with General Electric to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. We expect to pay approximately $28.6 million in additional consideration through April 2007 related to the contract. The cash paid was funded by borrowings under our Credit Facility. See note 3 of "Notes to Consolidated Financial Statements."

        On December 15, 1998, we announced a program to repurchase up to 500,000 shares of our common stock. From the inception of the program through March 31, 2005, we have repurchased a total of 279,200 shares for a total purchase price of $6.9 million.

        The proceeds from the sale of assets have been offered, in accordance with the senior notes purchase agreement, and accepted by the noteholders of the senior notes. Some or all of the proceeds, which were used to repay the borrowings under the revolving credit facility, will need to be reborrowed to satisfy the obligation to the noteholders who elected to receive a prepayment. Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations

	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long Term Debt Obligations(1)	$157,685	$1,649	$43,502	$17,254	$95,280
Capital Lease Obligations(1)	97	92	5	0	0
Operating Lease Obligations	70,005	16,302	21,318	17,089	15,296
Purchase Obligations	175,707	127,896	47,703	107	1
Other Long Term Obligations(1)(2)	29,270	14,897	14,373	0	0

Total	$432,764	$160,836	$126,901	$34,450	$110,577

(1)
Included in our balance sheet at March 31, 2005.

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

Inventories

        Inventories are stated at the lower of cost or market using the average cost or specific identification methods. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. We believe that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

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

        SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2005 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization ("EBITDA") for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of SFAS No. 123 and 95." This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, "Accounting for Stock-Based Compensation," and APB No. 25, "Accounting for Stock Issued to Employees" and is effective for financial statements relating to annual periods beginning after June 15, 2005. We will adopt SFAS No. 123 (R) beginning on April 1, 2006. We believe the expensing of options may be material to the consolidated financial statements. See note 2 of "Notes to Consolidated Financial Statements" for the pro forma effects.

        During April 2005, the Board of Directors of the Company approved the acceleration of vesting of "underwater" unvested stock options held by certain current employees, including executive officers. Stock options held by non-employee directors were not included in the acceleration. A stock option was considered "underwater" if the option exercise price was greater than $30.74 per share, the market price on the date of the acceleration. In accordance with the provisions of SFAS No. 123, the pro forma compensation expense (before income tax) that would be recognized had the Company accounted for its options under the fair value method related to the April 2005 acceleration of vesting of "underwater" options is $3.6 million.

        In December 2004, the FASB issued FASB Staff Position 109-1 ("FSP 109-1") and 109-2 ("FSP 109-2"). FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the ETI regime, creation of a new Domestic Production Activities ("DPA") deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS 109. As such, the special deduction has no effect on our deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. We currently derive benefit from the ETI exclusion. The Act reduces our ETI exclusion for fiscal 2005 and fiscal 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusion will be available in fiscal 2007 and beyond. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in fiscal 2006. In FSP 109-2 the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including our revolving credit facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 7 of "Notes to Consolidated Financial Statements".

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2005. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2005.

Expected Years of Maturity

	Next 12 Months	13–24 Months	25–36 Months	37–48 Months	49–60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$1,341	$8,229	$8,222	$8,223	$8,223	$94,300	$128,538
Weighted average interest rate(%)	6.09	5.59	5.59	5.59	5.59	5.94
Variable rate cash flows (in thousands)	$399	$26,651	$406	$411	$397	$980	$29,244
Weighted average interest rate(%)	2.93	4.38	2.97	3.00	2.91	2.43

        There are no other significant market risk exposures.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1. Business".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See discussion in Item 7.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Triumph Group, Inc. ("Triumph" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Triumph's internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

        Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained internal control over financial reporting as of March 31, 2005 that was effective to provide reasonable assurance with respect to financial statement preparation and presentation.

        Triumph's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment and the effectiveness of Triumph's internal control over financial reporting. This report appears on page 37 of this Form 10-K.

/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer
/s/ JOHN R. BARTHOLDSON John R. Bartholdson Senior Vice President, Chief Financial Officer & Treasurer
/s/ KEVIN E. KINDIG Kevin E. Kindig Vice President and Controller

June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005 of Triumph Group, Inc. and our report dated June 13, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material repects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 13, 2005

TRIUMPH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash	$4,844	$6,766
Accounts receivable, less allowance for doubtful accounts of $5,282 and $7,293	127,942	122,273
Inventories	217,234	203,593
Assets held for sale	—	33,579
Income tax refund receivable	—	8,829
Deferred income taxes	5,422	—
Prepaid expenses and other	3,887	3,801

Total current assets	359,329	378,841
Property and equipment, net	234,123	246,501
Goodwill	273,476	267,621
Intangible assets, net	56,227	27,514
Other, net	14,560	15,064

Total assets	$937,715	$935,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,211	$55,259
Accrued expenses	75,598	49,638
Liabilities related to assets held for sale	—	8,809
Income taxes payable	2,922	1,533
Deferred income taxes	—	1,444
Current portion of long-term debt	1,740	4,884

Total current liabilities	145,471	121,567
Long-term debt, less current portion	156,042	220,963
Deferred income taxes and other	109,539	78,697
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,448	259,322
Treasury stock, at cost, 123,160 and 167,260 shares	(3,057)	(4,152)
Accumulated other comprehensive income	306	606
Retained earnings	269,950	258,522

Total stockholders' equity	526,663	514,314

Total liabilities and stockholders' equity	$937,715	$935,541

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended March 31,
	2005	2004	2003
Net sales	$688,485	$608,315	$565,381
Operating costs and expenses:
Cost of products sold	517,706	454,047	398,258
Selling, general and administrative	106,821	89,418	72,113
Depreciation and amortization	30,528	28,237	24,387

	655,055	571,702	494,758

Operating income	33,430	36,613	70,623
Interest expense and other	13,025	12,212	12,365

Income from continuing operations before income taxes	20,405	24,401	58,258
Income tax expense	4,596	4,991	20,682

Income from continuing operations	15,809	19,410	37,576
Loss from discontinued operations, net	(4,381)	(1,188)	(859)

Net income	$11,428	$18,222	$36,717

Earnings per share—basic:
Income from continuing operations	$1.00	$1.23	$2.37
Loss from discontinued operations, net	(0.28)	(0.07)	(0.05)

Net Income	$0.72	$1.15 *	$2.32

Weighted average common shares outstanding—basic	15,877	15,842	15,833

Earnings per share—diluted:
Income from continuing operations	$0.99	$1.22	$2.36
Loss from discontinued operations, net	(0.27)	(0.07)	(0.05)

Net Income	$0.72	$1.14 *	$2.31

Weighted average common shares outstanding—diluted	15,971	15,918	15,924

*
Difference due to rounding.

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2002	$16	$258,256	$(5,252)	$(3,540)	$203,637	$453,117
Net income					36,717	36,717
Foreign currency translation adjustment				1,768		1,768
Minimum pension liability adjustment, net of income taxes of $158				(257)		(257)
Change in fair value of interest rate swap				1,931		1,931

Total comprehensive income						40,159

Purchase of 10,000 shares of common stock			(220)			(220)
Exercise of options to purchase common stock		70	923		(54)	939
Other		349				349

Balance at March 31, 2003	16	258,675	(4,549)	(98)	240,300	494,344
Net income					18,222	18,222
Foreign currency translation adjustment				865		865
Minimum pension liability adjustment, net of income taxes of $98				(161)		(161)

Total comprehensive income						18,926

Exercise of options to purchase common stock		(57)	397			340
Other		704				704

Balance at March 31, 2004	16	259,322	(4,152)	606	258,522	514,314
Net income					11,428	11,428
Foreign currency translation adjustment				516		516
Minimum pension liability adjustment, net of income taxes of $500				(816)		(816)

Total comprehensive income						11,128

Exercise of options to purchase common stock		(11)	1,095			1,084
Other		137				137

Balance at March 31, 2005	$16	$259,448	$(3,057)	$306	$269,950	$526,663

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended March 31,
	2005	2004	2003
Operating Activities
Net income	$11,428	$18,222	$36,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,528	28,237	24,387
Loss on sale of discontinued operations	9,960	—	—
Non-cash impairment charges	2,272	—	—
Other amortization included in interest expense	777	473	415
Provision for doubtful accounts receivable	2,074	3,675	2,161
Provision for deferred income taxes	2,723	6,518	6,009
Interest on subordinated and junior subordinated promissory notes paid by issuance of additional notes	—	—	634
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(6,955)	(9,919)	(4,688)
Inventories	(10,954)	(930)	(8,003)
Prepaid expenses and other current assets	1,027	(11)	46
Accounts payable, accrued expenses and income taxes payable	30,211	(1,816)	7,939
Changes in discontinued operations	(7,545)	2,035	(1,193)
Other	(551)	(837)	580

Net cash provided by operating activities	64,995	45,647	65,004

Investing Activities
Capital expenditures	(18,602)	(25,446)	(31,567)
Proceeds from sale of assets and businesses	26,949	1,095	1,065
Cash used for businesses and intangible assets acquired	(7,057)	(50,036)	(75,672)

Net cash provided by (used in) investing activities	1,290	(74,387)	(106,174)

Financing Activities
Net (decrease) increase in revolving credit facility	(40,371)	34,159	(81,871)
Proceeds from issuance of long-term debt	—	—	150,000
Retirement of long-term debt	—	—	(19,354)
Repayment of debt and capital lease obligations	(27,689)	(7,903)	(5,793)
Payment of deferred financing cost	(1,310)	—	(1,588)
Purchase of treasury stock	—	—	(220)
Proceeds from exercise of stock options	1,084	340	939

Net cash (used in) provided by financing activities	(68,286)	26,596	42,113

Effect of exchange rate changes on cash	79	327	810

Net change in cash	(1,922)	(1,817)	1,753
Cash at beginning of year	6,766	8,583	6,830

Cash at end of year	$4,844	$6,766	$8,583

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

        Triumph, through its operating subsidiaries, designs, engineers and manufactures products for original equipment manufacturers of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. The Company is organized into three segments based on the products and services that each provides.

        The Company's revenue is generated from the design, engineering, manufacture, repair, overhaul and distribution of aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. The Company's repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units for both commercial airlines and orginal equipment manufacturers ("OEMs"). Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aviation and aerospace industry. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Bombardier. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

        The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 15% and 16% of total accounts receivable as of March 31, 2005 and 2004, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2005 were $146,229, or 21% of net sales, of which $117,939 and $28,290 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2004 were $132,972, or 22% of net sales, of which $110,155 and $22,809 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2003 were $92,077, or 16% of net sales, of which $76,057 and $16,020 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

  Use of Derivative Financial Instruments

        The Company had in the past used a derivative financial instrument principally to manage the risk that changes in interest rates would affect the amount of its future interest payments. The Company had entered into an interest rate swap contract which effectively converted a portion of its floating-rate debt to a fixed-rate basis through November 2002. Under the interest rate swap contract, the Company paid amounts equal to the specified fixed-rate interest (6.56%) multiplied by the notional principal amount ($100,000), and received a floating-rate interest (30-day LIBOR) multiplied by the same notional principal amount. The net effect of the spread between the floating rate and the fixed rate was reflected as an adjustment to interest expense in the period incurred. No other cash payments were to be made unless the contract was terminated prior to maturity, in which case the amount paid or received in settlement was established by agreement at the time of termination and should represent the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The Company accounted for its interest rate swap contract as a cash flow hedge which was highly effective. The Company's interest rate swap terminated in November 2002.

The Company did not experience any ineffectiveness with its interest rate swap and, accordingly, did not recognize any gains or losses in its earnings.

  Property and Equipment

        Property and equipment, which includes equipment under capital lease, are recorded at cost and depreciated over the estimated useful lives of the related assets by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39 1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).

  Goodwill and Intangible Assets

        In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested for impairment on an annual basis. The Company has three reporting units based upon the review and resource allocation performed by the Chief Operating Decision Maker as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company allocates goodwill to its reporting units based upon the benefits that each acquisition adds to each reporting unit. The Company tests its goodwill for impairment annually during the fourth quarter of its fiscal year. The Company has determined based on its tests that no impairment of its goodwill exists as of March 31, 2005.

        Intangible assets cost and accumulated amortization at March 31, 2005 were $83,077 and $26,850, respectively. Intangible assets cost and accumulated amortization at March 31, 2004 were $49,609 and $22,095, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2005 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at March 31, 2005 had a weighted-average life of 13.4 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2005 were $69,232 and $18,325 respectively, and at March 31, 2004 were $37,108 and $14,143, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at March 31, 2005 were $13,845 and $8,525, respectively, and at March 31, 2004 were $12,501 and $7,952, respectively. Amortization expense for the fiscal years ended March 31, 2005, 2004, and 2003 was $5,300, $4,531 and $4,292, respectively. Amortization expense for the five fiscal years succeeding March 31, 2005 by year is expected to be as follows: 2006: $7,146; 2007: $6,945; 2008: $6,901; 2009: $6,763; 2010: $6,528.

  Revenue Recognition

        Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue, principally representing repair, maintenance and overhaul services in our Aftermarket Services segment, are recognized over the contractual period or as services are rendered and repaired parts are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues. The Company's policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience.

  Shipping and Handling Costs

        The cost of shipping and handling products is included in cost of products sold.

  Research and Development Expense

        Research and development expense was approximately $8,322, $7,434 and $2,061 for the years ended March 31, 2005, 2004 and 2003, respectively.

  Foreign Currency Translation

        The financial statements of the Company's French subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2005 and 2004, accumulated comprehensive income resulting from foreign currency translation was $1,924 and $1,408, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

  New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of SFAS No. 123 and 95." This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, "Accounting for Stock-Based Compensation," and APB No. 25, "Accounting for Stock Issued to Employees" and is effective for financial statements relating to annual periods beginning after June 15, 2005. The Company will adopt SFAS No. 123 (R) beginning on

April 1, 2006. The Company believes the expensing of options may be material to the consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position 109-1 ("FSP 109-1") and 109-2 ("FSP 109-2"). FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 ("Act") that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income ("ETI") regime, creation of a new Domestic Production Activities ("DPA") deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's income tax return. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company's ETI exclusion for 2005 and 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusion will be available in 2007 and beyond.

        The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in fiscal 2006. In FSP 109-2 the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. The Company is currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

  Stock-Based Compensation

        The Company uses the interim financial statement disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, generally, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

        Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8% for 2005, 3.7% for 2004 and 4.8% for 2003; no dividends; a volatility factor of the expected market price of the Company's Common stock of .41, .39 and .37 for 2005, 2004 and 2003, respectively, and a weighted-average expected life of the options of 6 years.

        For purposes of pro forma disclosures, the weighted average fair value of the options ($15.04 for the 2005 issuance, $14.24 for the 2004 issuance and $19.69 for the 2003 issuance) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Net Income and Earnings Per Share

	Year ended March 31,
	2005	2004	2003
Net income, as reported	$11,428	$18,222	$36,717
Stock-based employee compensation cost, net of related tax effects, included in reported net income	—	168	224
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(2,038)	(1,946)	(2,147)

Pro forma net income	$9,390	$16,444	$34,794

Earnings per share—basic:
Net income, as reported	$0.72	$1.15	$2.32
Pro forma net income	$0.59	$1.04	$2.20
Earnings pers share—diluted
Net income, as reported	$0.72	$1.14	$2.31
Pro forma net income	$0.59	$1.04	$2.20

  Reclassifications

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.    ACQUISITIONS

        Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into a contract with General Electric ("GE") to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount estimated at approximately $32,124, subject to adjustment, of which $5,154 was paid in February 2005. The remaining payable to GE of $26,970 is included in the balance sheet in accrued expenses and deferred income taxes and other in the amounts of $14,230 and $12,740, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,124, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $702 of this intangible asset during fiscal 2005.

        In May 2003, the Company acquired certain assets of Parker Hannifin's United Aircraft Products Division, which are being operated by the Company's Triumph Thermal Systems, Inc. subsidiary. In January 2004, the Company acquired from Rolls-Royce North America Venture I Inc. all of the outstanding stock of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc. (collectively, the "2004 Acquisitions"). The Company acquired the assets of Triumph Thermal Systems, Inc. to expand its product line offerings to its control systems customers. Located in Forrest, Ohio, these assets are used in conjunction with the design, development, manufacture and sale of thermal transfer systems for the aerospace industry. Products include plate fin, tubular, and surface heat exchangers, liquid cooling systems, electronic cooling systems, oil reservoirs and high temperature bleed air environmental control system heat exchangers. The Company acquired Triumph Gear Systems, Inc. to expand its product line offerings in geared and high-lift systems and acquire the design and engineering capabilities for these products. Located in Park City, Utah, this subsidiary specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators and gear-driven actuators and gears for the aerospace industry. Primary products include aircraft and engine mounted accessory drives, utility actuation components and systems, high-lift actuation systems and flight control actuators for both civil and military application. The subsidiary also operates a FAA and JAA certified repair and overhaul center in Park City. Also as part of the transaction, the Company and Rolls-Royce have entered into exclusive long-term supply agreements for all Rolls-Royce related business. The combined purchase price of the 2004 Acquisitions of $66,316 includes cash paid at the closings, liabilities assumed and direct costs of the transactions. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $15,352 was recorded as goodwill, all of which is tax-deductible. The purchase price of the acquisition of Triumph Gear Systems, Inc., was increased by $1,653 in the second quarter of fiscal 2005 related to the final negotiation of the values on the closing balance sheet. Also, during fiscal 2005, the Company recorded other net purchase price adjustments totaling $4,712 primarily due to the valuation of inventory on the opening balance sheet. In the second half of fiscal 2005, the Company further adjusted its estimate of the purchase price by recording an additional $14,435 related to losses associated with long-term supply agreements that were assumed in the transaction. In addition, the Company has identified intangible assets valued at approximately $2,210 comprised of customer relationships totaling $1,930 with an estimated life of 15 years and backlog totaling $280, with an estimated life of 2 years. These adjustments have resulted in a net increase in goodwill of $5,579, net of deferred tax of $3,587. The purchase price may be further adjusted pending the outcome of the remaining open items associated with the long-term supply agreements that were assumed in the transaction. The Company has recorded its best estimate of the liability under the long-term supply agreements.

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2004 Acquisitions recorded in each respective acquisition:

Cash	$1
Accounts receivable	8,895
Inventory	12,542
Prepaids and other	234
Property and equipment	33,174
Goodwill	15,352
Intangible assets	2,385
Deferred tax assets	3,978

Total assets	$76,561

Accounts payable	$3,449
Accrued expenses	8,929
Other long-term liability	13,794

Total liabilities	$26,172

        In April 2002, the Company acquired certain assets of Ozone Industries, Inc. ("Ozone Assets"), which are being operated by the Company's subsidiary, HTD Aerospace, Inc. In July 2002, the Company acquired substantially all of the assets of Aerocell Structures, Inc. ("Aerocell Assets"), which are being operated by the Company's subsidiary, Triumph Airborne Structures, Inc. In August 2002, the Company acquired substantially all of the assets of Furst Aircraft and Instrument ("Furst"), which are being operated by the Company's subsidiary, Furst Aircraft, Inc. In January 2003, the Company acquired substantially all of the assets of Boeing's Spokane Fabrication Operation, which are being operated by the Company's subsidiary, Triumph Composite Systems, Inc. (collectively, the "2003 Acquisitions"). The Company acquired the Ozone Assets to expand its product line offerings in hydraulic control systems, the Aerocell Assets to expand its capabilities and customer base in repair of flight control surfaces, Furst to expand its capabilities and customer base in instrument repair, and Triumph Composite Systems to expand its product line offerings of structural components to include stressed floor panels. The Ozone Assets are used in conjunction with the design, development, testing and manufacturing of aircraft hydraulic systems and components for the defense and commercial aircraft markets. These proprietary products include nose wheel steering assemblies and hydraulic quick disconnect couplings. The Aerocell Assets are used in the repair and overhaul of airframe components, bonded components and structural assemblies for all commercial air fleets. Furst operates within the business jet market as a certified instrument repair, overhaul and re-certification facility and has capabilities on more than 1,500 components and represents most major manufacturers. In addition, Furst provides avionics installation services, rotables, loaners, engineering, 24-hour AOG support, inventory and parts management and field services. Triumph Composite Systems, Inc.'s facility is dedicated to the production of aircraft parts made of composite and thermoplastic materials. Triumph Composite Systems, Inc.'s primary products include floor panels, air control systems ducts and non-structural composite flight deck components. As part of the transaction, the Company and Boeing have entered into an eight-year single-source supply agreement for the products currently produced at Triumph Composite Systems. The combined purchase price of the 2003 Acquisitions was $69,483. This amount includes cash paid at the closings, direct costs of the transactions and deferred payments. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $9,669 was recorded as goodwill, all of which is tax-deductible. The Ozone acquisition agreement provided for a purchase price adjustment based upon a final agreed upon value for the net assets acquired, as of the closing date. During fiscal 2004, the Company finalized with the seller the fair value of the net assets acquired and received a refund from the seller in the amount of $210.

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

        The following unaudited pro forma information for the fiscal years ended March 31, 2004 and 2003 have been prepared assuming the 2004 Acquisitions had occurred on April 1, 2002. The pro forma information for the fiscal year ended March 31, 2004 is as follows: Net Sales: $648,173; Net Income: $21,096; Net income per share—basic: $1.33; Net income per share—diluted: $1.33. The pro forma information for the fiscal year ended March 31, 2003 is as follows: Net Sales: $633,042; Net Income: $40,843; Net income per share—basic: $2.58; Net income per share—diluted: $2.56. The following unaudited pro forma information for the fiscal year ended March 31, 2003 have been prepared assuming the 2003 Acquisitions had occurred on April 1, 2002. The pro forma information for the fiscal year ended March 31, 2003 is as follows: Net Sales: $570,261; Net Income: $36,185; Net income per share—basic: $2.29; Net income per share—diluted: $2.27.

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

4.    DIVESTITURES AND RESTRUCTURING

        During the second quarter of fiscal 2005, the Company incurred fixed asset impairment charges of $1,140 related to IGT tooling and leasehold improvements in a facility that the Company determined it would no longer use as part of its restructuring activities. During the third quarter of fiscal 2005, the Company incurred fixed asset and intangible impairment charges of $678 and $119, respectively. Also in the third quarter, the Company sold its IGT repair division and its plasma spray coating businesses. During the fourth quarter of fiscal 2005, the Company recorded an intangible asset impairment charge of $201 and sold its Wisconsin Manufacturing division and other non-core assets. After taking into account the asset impairments, the net proceeds from the sale of these businesses and assets approximated net book value. The proceeds from the sales resulted in cash receipts of $8,850 and a promissory note in the amount of $860 to be paid over one year. In addition to the asset impairments, the Company incurred $774 of cash expenses related to the realignment.

        Included in Assets held for sale at March 31, 2004 are the IGT related inventory of $3,158 and machinery and equipment of $2,125 at the Wisconsin Manufacturing Division of Triumph Engineered Solutions.

5.    INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	March 31,
	2005	2004
Raw materials	$83,123	$67,010
Work-in-process	75,212	64,639
Finished goods	58,899	71,944

Total inventories	$217,234	$203,593

6.    INCOME TAXES

        The components of income tax expense are as follows:

	Year ended March 31,
	2005	2004	2003
Current:
Federal	$981	$(2,517)	$13,327
State	892	990	1,346

	1,873	(1,527)	14,673
Deferred:
Federal	2,406	5,525	5,279
State	317	993	730

	2,723	6,518	6,009

	$4,596	$4,991	$20,682

        Income tax expense for the Company's foreign operations, which is included in the above amounts, for fiscal years 2005, 2004 and 2003 was $736, $524 and $370, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.9	5.7	2.5
Miscellaneous permanent items and nondeductible accruals	0.6	0.2	—
Research and development tax credit	(4.5)	(7.3)	(0.1)
Extraterritorial Income (ETI) Exclusion tax benefits	(8.7)	(7.2)	(3.3)
Other	(3.8)	(5.9)	1.4

Effective income tax rate	22.5%	20.5%	35.5%

        Included in "Other" in fiscal 2004 is approximately $2,000 of favorable tax adjustments resulting from the completion of income tax audits through fiscal year 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes.

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$315	$339
Accounts receivable	1,780	1,728
Accruals and reserves	8,385	2,281
Other	1,210	710

	11,690	5,058
Deferred tax liabilities:
Property and equipment	49,900	47,872
Other assets	27,734	24,644
Inventory	3,437	4,077
Prepaid expenses and other	2,262	2,356

	83,333	78,949

Net deferred tax liabilities	$71,643	$73,891

        As of March 31, 2005, the Company has a federal net operating loss carryforward expiring in 15 years.

        Net income taxes (received) paid during the years ended March 31, 2005, 2004 and 2003 were, $(7,233), $724 and $9,365, respectively.

7.    LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,
	2005	2004
Senior notes	$127,191	$150,000
Revolving credit facility	26,250	66,621
Subordinated promissory notes	1,250	3,750
Other debt	3,091	5,476

	157,782	225,847
Less current portion	1,740	4,884

	$156,042	$220,963

        In December 2002, the Company issued two classes of Senior Notes: $80,000 of Class A notes and $70,000 of Class B notes. The Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. The Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10,000 starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Company's revolving credit facility ("Credit Facility"). Effective March 31, 2005, the Company amended the Senior Notes to change certain terms and covenants. The interest rate may increase up to an additional 0.63% if certain conditions arise. During fiscal 2005, the Company prepaid $22,809 of principal of the Senior Notes with cash proceeds from the sales of Tri-Western Metals and Kilroy Structural Steel (collectively, "Metals"—see Note 18) and the IGT businesses sold (see Note 4) as prescribed by the amended note purchase agreement. In May 2005, an additional $2,767 of principal was prepaid with additional cash proceeds received from the above sales.

        In conjunction with the issuance of the Senior Notes, the Company amended its Credit Facility to reduce the credit limit from $350,000 to $250,000, extend the expiration date thereof from June 13, 2004 to December 13, 2006 and amend certain terms and covenants. In July 2003, the Company increased its Credit Facility to $265,000 from $250,000. In November 2004, the Company amended the Credit Facility to change certain terms and covenants. The Credit Facility bears interest at either LIBOR plus between 1.0% and 2.375% or the prime rate (or the Federal Funds rate plus 0.5% if greater) or an overnight interest rate at the option of the Company. The variation in the interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.2% and 0.475% on the unused portion of the Credit Facility. The Company may allocate up to $15,000 of the available Credit Facility for the issuance of letters of credit of which $9,246 and $9,283 was used at March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the effective interest rate on borrowings under the Credit Facility was 4.4% and 3.10%, respectively. At March 31, 2005, $229,504 of additional borrowings were available under the Credit Facility.

        In conjunction with the acquisition of EFS Aerospace, Inc., the Company assumed $10,000 of seller financing with an interest rate of 6% with principal payments due through the maturity date of October 2005 and $1,067 of other debt. In October 2001, the Company retired substantially all of the then outstanding balance of the other debt of EFS. In March 2003, the Company renegotiated the

$5,000 contingent subordinated promissory note to a $2,500 non-contingent subordinated promissory note payable in two annual installments of $1,250 on each of October 12, 2003 and 2004.

        On August 23, 2001, the Company entered into a loan agreement with the Illinois Development Finance Authority related to the Illinois Development Finance Authority Economic Development Bonds, series of 2001 (the "Bonds"). The proceeds of the Bonds of $7,500 were used to fund the purchase of the Company's TriWestern Metals new electro-galvanizing production line. The Bonds were due to mature on August 1, 2016 and were secured by the equipment. The Bonds bore interest at a variable rate based on LIBOR, which at March 31, 2002 was 3.5%. In November 2002, the Company retired all of the outstanding Bonds totaling $7,500, plus accrued interest. The retirement of the Bonds was funded by borrowings under the Company's Credit Facility.

        In November 2002, the Company retired all of the 10.5% subordinated promissory notes and all of the 10.5% junior subordinated promissory notes, totaling $11,854. The retirement of these notes were funded by borrowings under the Company's Credit Facility. With regard to these notes, the Company, at its sole discretion, was permitted to pay interest by issuance of additional 10.5% notes and elected to do so for $634 for the year ended March 31, 2003.

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

        The fair value of the Company's Credit Facility and senior notes approximate their carrying values. The fair value of the subordinated promissory notes approximated their carrying value at March 31, 2005. The fair value of the subordinated promissory notes, based on a discounted cash flow method, was approximately $3,848 at March 31, 2004.

        Maturities of long-term debt are as follows: 2006—$1,740; 2007—$34,880; 2008—$8,628; 2009—$8,634; 2010—$8,620; thereafter, $95,280 through 2012.

        Interest paid on indebtedness during the years ended March 31, 2005, 2004, and 2003 amounted to $12,480, $12,972, and $8,559, respectively.

8.    STOCKHOLDERS' EQUITY

        On January 3, 2001, the Company granted to its two top executive officers a total of 27,000 shares of its Common stock, valued at $1,043 at issuance, which vested over three years and is included in capital in excess of par value.

        The Company purchased 10,000 shares of its Common stock as treasury stock in fiscal 2003. Treasury stock is recorded at cost.

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

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2005 and 2004, no shares of preferred stock were outstanding.

        The Company has Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2005 and 2004, no shares of Class D common stock were outstanding.

9.    EARNINGS PER SHARE

        The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2005	2004	2003
	(thousands)
Weighted average common shares outstanding—basic	15,877	15,842	15,833
Net effect of dilutive stock options	94	76	91

Weighted average common shares outstanding—diluted	15,971	15,918	15,924

        Options to purchase 437,850 shares of Common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during fiscal 2005. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2005 and, therefore, the effect would be antidilutive.

10.    EMPLOYEE BENEFIT PLANS

  Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $3,314, $3,061, and $2,711 for the years ended March 31, 2005, 2004 and 2003, respectively.

  Defined Benefit Pension Plans

        The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering union employees generally provide benefit payments of stated amounts for each year of service. The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees. The Company uses a December 31 measurement date for its union plans and March 31 for its SERP. Amortization of prior service cost and unrecognized net (gains) or losses are recognized on a straight-line basis over the average remaining service period of active employees. The following table sets forth the Company's consolidated defined benefit pension plans for its union employees as of December 31, 2004 and 2003 and its SERP as of March 31, 2005 and 2004, and the amounts recorded in the Consolidated Balance Sheet at March 31, 2005 and 2004. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plan and the Company's assets. Information on the plans includes both the qualified and non-qualified plans.

	March 31,
	2005	2004
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$8,732	$6,309
Service cost	173	154
Interest cost	552	510
Change in plan provisions	—	1,329
Actuarial losses	1,614	739
401(h) Account liability transferred	—	(199)
Benefits paid	(138)	(110)

Projected benefit obligation at end of year	$10,933	$8,732

Accumulated benefit obligation at end of year	$10,482	$8,405

	March 31,
	2005	2004
Weighted-average Assumptions Used to Determine Benefit Obligations at End of Year
Discount rate	5.75%	6.25%
Rate of compensation increase	N/A	N/A
	March 31,
	2005	2004
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,587	$2,798
Actual return on plan assets	434	644
Expenses	(104)	(78)
401(h) account	—	(110)
Company contributions	645	443
Benefits paid	(138)	(110)

Fair value of plan assets at end of year	$4,424	$3,587

Funded Status (Underfunded)
Funded status	$(6,509)	$(5,145)
Unrecognized net actuarial loss	3,061	1,560
Unrecognized prior service cost	2,121	2,586

Net amount recognized	$(1,327)	$(999)

Amounts Recognized in the Balance Sheet Consist of:
Intangible asset	$2,121	$2,586
Accrued benefit liability	(6,057)	(4,878)
Accumulated other comprehensive loss	2,609	1,293

Net amount recognized	$(1,327)	$(999)

        Included in other comprehensive income at March 31, 2005 and 2004 is a minimum pension liability of $1,618, net of $991 of deferred income taxes, and $802, net of $491 of deferred income taxes, respectively.

        The components of net periodic pension cost for fiscal years 2005, 2004 and 2003 are as follows:

	Year Ended March 31,
	2005	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$188	$164	$378
Interest cost	552	510	298
Expected return on plan assets	(309)	(253)	(258)
Amortization of prior service cost	464	465	71
Amortization of transition obligation	—	—	2
Amortization of net loss	77	64	25

Net periodic pension cost	972	950	516
Acquired liability	—	—	523
Curtailment loss	—	—	329

Total net periodic pension cost	$972	$950	$1,368

Weighted-average Assumptions Used to Determine Net Periodic Pension Cost for the Fiscal Years Ended March 31
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

Expected pension benefit Payments

        Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2006	$184
2007	197
2008	223
2009	452
2010	616
2011–2015	4,068

        The table below sets forth the Company's target asset allocation for fiscal 2006 and the actual asset allocations at March 31, 2005 and 2004.

	Target Allocation	Actual Allocation March 31,
Asset Category
	Fiscal 2006	2005	2004
Equity securities	50–70%	65%	65%
Fixed income securities	25–40%	35%	35%
Other	0–10%	0%	0%

Total		100%	100%

Investment Policy and Strategy

        The policy, as established by the benefits committee ("Committee"), is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The assets will be reallocated periodically, but in no event less than every six months, to meet the above target allocations. The investment policy will be reviewed on a regular basis, in conjunction with an investment advisor, to determine if the policy should be changed.

Determination of Expected Long-term Rate of Return

        The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% to 6%. Based on historical experience, the Committee expects that the plans' asset managers will provide a modest (0.5% to 1.0% per annum) premium to their respective market benchmark indices.

Anticipated Contributions to Defined Benefit Plans

        The Company expects to contribute approximately $416 to its pension plans during fiscal 2006.

  Stock Incentive Plans

        The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

Summary of Stock Option Activity	Options	Weighted Average Exercise Price
Balance, March 31, 2002	679,867	$31.47
Granted	211,500	$44.67
Exercised	(36,950)	$25.43
Forfeited	(40,400)	$38.00

Balance, March 31, 2003	814,017	$34.85

Granted	301,000	$32.85
Exercised	(16,000)	$21.23
Forfeited	(64,050)	$38.21

Balance, March 31, 2004	1,034,967	$34.28
Granted	20,500	$33.09
Exercised	(44,100)	$24.58
Forfeited	(51,500)	$37.15

Balance, March 31, 2005	959,867	$34.54

Summary of Stock Options Outstanding at March 31, 2005

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.00	114,767	1.6	$19.00	114,767	$19.00
$24.63–$26.44	118,500	4.3	$26.03	117,667	$26.04
$31.38–$34.29	288,750	8.3	$32.93	81,540	$33.08
$38.35	169,500	6.1	$38.35	133,000	$38.35
$43.13–$44.91	268,350	5.5	$44.27	189,932	$44.00

	959,867			636,906

        At March 31, 2005 and 2004, 1,609,500 shares of Common stock and 155,052 shares of Common stock, respectively, were available for issuance under the plans.

11.    ACCRUED EXPENSES

        Accrued expenses are composed of the following items:

	March 31,
	2005	2004
Accrued compensation	$23,216	$17,812
Accrued liability relating to CFM56 Contract	14,230	—
All other	38,152	31,826

Total accrued expenses	$75,598	$49,638

12.    LEASES

        At March 31, 2005, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2006—$16,302; 2007—$10,325; 2008—$10,993; 2009—$13,063; 2010—$4,026; thereafter, $15,296 through 2021. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

        Total rental expense was $13,791, $14,130 and $13,300 for the years ended March 31, 2005, 2004 and 2003, respectively.

13.    PROPERTY AND EQUIPMENT

        Net property and equipment at March 31, 2005 and 2004 is:

	March 31,
	2005	2004
Land	$17,635	$17,620
Buildings and improvements	109,820	110,930
Machinery and equipment	222,794	215,449

	350,249	343,999
Less accumulated depreciation	116,126	97,498

	$234,123	$246,501

        Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $25,228, $23,706 and $20,095, respectively, which includes depreciation of assets under capital lease.

14.    GOODWILL

        The following is a summary of the changes in the carrying value of goodwill from March 31, 2004 through March 31, 2005 and from March 31, 2003 through March 31, 2004:

Fiscal 2005	Aerospace Systems	Aftermarket Services	Total
Balance at beginning of year	$233,290	$34,331	$267,621
Purchase price allocation adjustments	5,579	—	5,579
Effect of exchange rate changes	276	—	276

Balance at end of year	$239,145	$34,331	$273,476

Fiscal 2004
Balance at beginning of year	$225,583	$34,884	$260,467
Goodwill recognized in connection with acquisitions	9,463	—	9,463
Purchase price allocation adjustments	(2,325)	(553)	(2,878)
Effect of exchange rate changes	569	—	569

Balance at end of year	$233,290	$34,331	$267,621

        The purchase price of the acquisition of Triumph Gear Systems, Inc., was increased by $1,653 in the second quarter of fiscal 2005 related to the final negotiation of the values on the closing balance sheet. Also, during fiscal 2005, the Company recorded other net purchase price adjustments totaling $4,712 primarily due to the valuation of inventory on the opening balance sheet. In the second half of fiscal 2005, the Company further adjusted its estimate of the purchase price by recording an additional $14,435 related to losses associated with long-term supply agreements that were assumed in the transaction. In addition, the Company has identified intangible assets valued at approximately $2,210 comprised of customer relationships totaling $1,930 with an estimated life of 15 years and backlog totaling $280, with an estimated life of 2 years. These adjustments have resulted in a net increase in goodwill of $5,579, net of deferred tax of $3,587. The purchase price may be further adjusted pending the outcome of the remaining open items associated with the long-term supply agreements that were assumed in the transaction. The Company has recorded its best estimate of the liability under the long-term supply agreements.

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

15.    COMMITMENTS AND CONTINGENCIES

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

16.    COLLECTIVE BARGAINING AGREEMENTS

        Approximately 13% of the Company's labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years including one operating location that will expire in the next 12 months, and one operating location which expired and is currently in administrative proceedings regarding a collective bargaining agreement that expired on February 28, 2001. The collective bargaining agreement that expired represents approximately 2% of the Company's labor force.

17.    SEGMENTS

        The Company has reorganized its operations and organizational structure to realign the way it manages its business. The new structure separates its business of manufacturing proprietary and build to print products for the global aerospace OEM market and classifies these operations as the Aerospace Systems segment. At the same time, the Company reorganized the Aftermarket Services segment to focus on the maintenance, repair and overhaul services on a global basis to both commercial and military markets on components and accessories manufactured by third parties. Under this new organizational structure, the Company has three reportable segments: Aerospace Systems, Aftermarket Services and Other. The Company's Aerospace Systems segment consists of 25 operating locations and the Aftermarket Services segment consists of 15 operating locations at March 31, 2005.

        The Aerospace Systems segment consists of the Company's operations which manufacture products that primarily service the aerospace OEM market. The segment's operations design and engineer hydraulic, mechanical and electromechanical controls, such as high-lift actuation systems, main engine gearbox assemblies and mechanical cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and various structural components. The segment's operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts. These products are sold to various aerospace OEMs on a global basis.

        The Aftermarket Services segment provides maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment repairs and overhauls thrust reversers, nacelle components and other aerostructures. The segment's operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

        The Other segment's operations, primarily comprised of the industrial gas turbine businesses, manufactured or repaired and overhauled industrial gas turbine components, primarily for OEMs and power generation equipment operators and applied high temperature coatings for both internal and external customers. As of March 31, 2005, the Other segment operations had ceased and any residual assets were transferred to other Company facilities.

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

        Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2005	2004	2003
Net sales:
Aerospace systems	$495,425	$418,587	$359,474
Aftermarket services	172,958	147,531	146,509
Other	26,560	46,388	62,598
Elimination of inter-segment sales	(6,458)	(4,191)	(3,200)

	$688,485	$608,315	$565,381

Income before income taxes:
Operating income (expense):
Aerospace systems	$54,046	$52,602	$53,621
Aftermarket services	7,627	12,735	16,212
Other	(14,989)	(19,099)	9,046
Corporate	(13,254)	(9,625)	(8,256)

	33,430	36,613	70,623
Interest expense and other	13,025	12,212	12,365

	$20,405	$24,401	$58,258

Depreciation and amortization:
Aerospace systems	$19,681	$16,433	$12,557
Aftermarket services	8,426	7,433	7,837
Other	2,276	4,249	3,879
Corporate	145	122	114

	$30,528	$28,237	$24,387

Capital expenditures:
Aerospace systems	$12,060	$16,183	$21,787
Aftermarket services	6,018	5,741	3,819
Other	462	3,206	5,836
Corporate	62	316	125

	$18,602	$25,446	$31,567

	March 31, 2005	March 31, 2004
Total Assets:
Aerospace systems	$687,277	$634,155
Aftermarket services	229,457	195,030
Other	—	53,527
Corporate	20,981	24,533
Discontinued Operations	—	28,296

	$937,715	$935,541

        During fiscal years 2005, 2004 and 2003, the Company had foreign sales of $157,781, $135,189 and $122,194, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

18.    DISCONTINUED OPERATIONS

        During fiscal 2005, the Company sold substantially all of the assets and certain liabilities of Metals for cash proceeds of $17,072 and recorded a $9,960 loss on the sale of these businesses. The businesses that comprised the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. The Company had historically stated that it would retain Metals due to its positive cash flows which were used to fund the growth of its aviation businesses. However, the Company decided to focus on its core capabilities in aviation and sell Metals. For business segment reporting, Metals was previously reported as a separate segment. Revenues from the Metals businesses were $42,558, $44,989 and $42,560 for the years ended March 31, 2005, 2004 and 2003, respectively. The loss from discontinued operations for the years ended March 31, 2005, 2004 and 2003 was $(4,381), net of income tax benefit of $(2,700), $(1,188), net of income tax benefit of $(654), and $(859), net of income tax benefit of $(474), respectively. Interest (expense) income of $(390), $(528) and $354 was allocated to Metals for the years ended March 31, 2005, 2004 and 2003, respectively, based upon the actual borrowings of the operations. Such amounts are included in the loss from discontinued operations of those years.

        Included in assets held for sale and liabilities related to the assets held for sale of the discontinued operations in the consolidated balance sheet are the following:

March 31, 2004
Cash	$203
Accounts receivable, less allowance for doubtful accounts of $50	4,637
Inventories	6,037
Prepaid expenses and other	29
Property and equipment, net	17,390

Assets held for sale	$28,296

Accounts payable	$4,780
Accrued expenses	667
Deferred income tax	3,362

Liabilities related to assets held for sale	$8,809

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are comprised primarily of raw materials.

        Total rent expense was $632, $935 and $1,252 for the years ended March 31, 2005, 2004 and 2003, respectively.

        Net property and equipment at March 31, 2004 is:

March 31, 2004
Land	$432
Buildings and improvements	2,152
Machinery and equipment	23,995

26,579
Accumulated depreciation	(9,189)

$17,390

        Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $0, $0 and $1,577, respectively. Capital expenditures for the years ended March 31, 2005, 2004 and 2003 were $148, $320 and $2,898, respectively.

19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2005(1)				Fiscal 2004(2)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
	(3)	(3)(4)	(5)(6)	(5)			(7)	(7)
Net sales	$165,353	$169,980	$171,278	$181,874	$140,629	$145,116	$146,815	$175,755
Gross profit(8)	33,708	37,951	38,822	38,768	35,518	33,694	28,595	36,254
Net income (loss)	2,859	5,672	(2,141)	5,038	7,080	7,289	2,656	1,197
Earnings per share:
Net income (loss)—basic	0.18	0.36	(0.13)	0.32	0.45	0.46	0.17	0.08
Net income (loss)—diluted	0.18	0.36	(0.13)	0.31	0.45	0.46	0.17	0.08

(1)
In fiscal 2005, the Company sold Tri-Western Metals and the Company's IGT repair business during the third fiscal quarter and sold the Wisconsin Manufacturing Division of Triumph Engineered Solutions during the fourth fiscal quarter.

(2)
In fiscal 2004, the Company acquired Triumph Thermal Systems, Inc. on May 31, 2003 and Triumph Gear Systems, Inc. on January 1, 2004.

(3)
The results for the first and second quarters of fiscal 2005 include the aggregate effect of charges to earnings of $1,002 related to decisions made regarding the recoverability of customer accounts receivables.

(4)
The results for the second quarter of fiscal 2005 includes the aggregate effect of charges to earnings of $1,340 related to impairments of leasehold improvements that related to a facility that was closed, tooling and other fixed assets.

(5)
The results for the third and fourth quarters of fiscal 2005 include the aggregate effect of charges to earnings of $1,929 related to restructuring charges associated with the exit from the IGT market (see Note 2) and $2,035 related to inventory write-downs.

(6)
The results for the third quarter of fiscal 2005 include the effects of the loss on the sale of the discontinued operations. See Note 18.

(7)
The results for the third and fourth quarters of fiscal 2004 include the aggregate effect of charges to earnings of $10,129 related to inventory write-downs and a fourth quarter charge of $2,989 related to decisions made regarding the recoverability of customer accounts receivables and the continuing value of certain fixed assets.

(8)
Gross profit includes depreciation.

20.    SUBSEQUENT EVENT

        During April 2005, the Board of Directors of the Company approved the acceleration of vesting of "underwater" unvested stock options held by certain current employees, including executive officers. Stock options held by non-employee directors were not included in the acceleration. A stock option was considered "underwater" if the option exercise price was greater the $30.74 per share, the market price on the date of the acceleration. In accordance with the provisions of SFAS No. 123, the pro forma compensation expense (before income tax) that would be recognized had the Company accounted for its options under the fair value method related to the April 2005 acceleration of vesting of "underwater" options is $3,618.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2005:			546
Allowance for doubtful accounts receivable	$7,293	2,074	(4,631)	$5,282
For year ended March 31, 2004:			1,152
Allowance for doubtful accounts receivable	$5,140	3,675	(2,674)	$7,293
For year ended March 31, 2003:			592
Allowance for doubtful accounts receivable	$3,854	2,161	(1,467)	$5,140

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of the Ozone Assets, the Aerocell Assets, Furst, the assets of The Boeing Company's Spokane Fabrication operation, Parker Hannifin's United Aircraft Products Division and Triumph Gear Systems, Inc.

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

        As of March 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

(b)
Changes in internal control over financial reporting.

        In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

        We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

        The information required for directors is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Executive Officers

        The information required for executive officer is included in Part I under the heading "Executive Officers of Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Proposal No. 1—Election of Directors" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required regarding executive compensation is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required regarding security ownership is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required regarding certain relationships and related transactions is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required regarding principal accountant fees and services is included in our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on July 27, 2005, under the heading "Principal Accountant Fees and Services" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

    (a)
    Financial Statements

            (1)   The following consolidated financial statements are included in Item 8 of this report:

            (2)   The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	68

            All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

            (3)   The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Lawrence J. Resnick.(3)
10.4	Employment Agreement with John B. Wright, II.(4)

10.5	Directors' Stock Option Plan.(2)
10.6	2004 Stock Incentive Plan.(5)
10.7
Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(6)
10.8	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(7)
10.9	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(6)
10.10	Fourth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(9)
10.11	Fifth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(10)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(8)
10.13	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(8)
10.14	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(7)
10.15	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(9)
10.16	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.(3)
10.17	Second Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(10)
10.18	Third Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(11)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(4)
Incorporated by referenced to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(7)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

(9)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2004.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(11)
Incorporated by reference to our Current Report on Form 8-K dated May 9, 2005.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: June 14, 2005	By:	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

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

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005
/s/ JOHN R. BARTHOLDSON John R. Bartholdson	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	June 14, 2005
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	June 14, 2005
/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	June 14, 2005
/s/ RICHARD C. GOZON Richard C. Gozon	Director	June 14, 2005
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	June 14, 2005

/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	June 14, 2005
/s/ GEORGE SIMPSON George Simpson	Director	June 14, 2005
/s/ TERRY D. STINSON Terry D. Stinson	Director	June 14, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Lawrence J. Resnick.(3)
10.4	Employment Agreement with John B. Wright, II.(4)
10.5	Directors' Stock Option Plan.(2)
10.6	2004 Stock Incentive Plan.(5)
10.7
Amended and Restated Credit Agreement dated October 16, 2000 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Mellon Bank, N.A., as Co-Agent.(6)
10.8	Second Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(7)
10.9	Third Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(6)
10.10	Fourth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(9)
10.11	Fifth Amendment to Amended and Restated Credit Agreement dated October 16, 2000.(10)
10.12	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and Richard C. Ill dated January 3, 2001.(8)
10.13	Agreement for Triumph Group, Inc. Restricted Stock between Triumph Group, Inc. and John R. Bartholdson dated January 3, 2001.(8)
10.14	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(7)
10.15	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(9)
10.16	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.(3)
10.17	Second Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(10)
10.18	Third Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(11)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(4)
Incorporated by referenced to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(7)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2001.

(9)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2004.

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(11)
Incorporated by reference to our Current Report on Form 8-K dated May 9, 2005.

*
Filed herewith.

QuickLinks

Table of Contents
PART I
PART II
Contractual Obligations
  Item 8. Financial Statements and Supplementary Data
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
PART III
  Item 10. Directors and Executive Officers of the Registrant
Directors
Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Business Conduct
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX