Form 10-Q
period 2005-06-30
TRIUMPH GROUP INC /
filed 2005-08-05
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.
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

Common Stock, par value $0.001 per share, 15,908,164 shares as of July 25, 2005.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	JUNE 30, 2005	MARCH 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$5,471	$4,844
Accounts receivable, net	122,966	127,942
Inventories	226,250	217,234
Deferred income taxes	5,422	5,422
Prepaid expenses and other	3,275	3,887
Total current assets	363,384	359,329

Property and equipment, net	233,101	234,123

Goodwill	273,588	273,476
Intangible assets, net	54,406	56,227
Other, net	13,748	14,560

Total assets	$938,227	$937,715

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	JUNE 30, 2005	MARCH 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,767	$65,211
Accrued expenses	60,353	75,598
Income taxes payable	4,569	2,922
Current portion of long-term debt	1,692	1,740
Total current liabilities	129,381	145,471

Long-term debt, less current portion	166,422	156,042
Deferred income taxes and other	109,148	109,539

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,575	259,448
Treasury stock, at cost, 119,160 and 123,160 shares	(2,958)	(3,057)
Accumulated other comprehensive (loss) income	(476)	306
Retained earnings	277,119	269,950
Total stockholders’ equity	533,276	526,663

Total liabilities and stockholders’ equity	$938,227	$937,715

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2005	2004

Net sales	$177,697	$165,353

Operating costs and expenses:
Cost of products sold	129,976	126,157
Selling, general, and administrative	26,061	25,178
Depreciation and amortization	7,931	7,571
	163,968	158,906

Operating income	13,729	6,447
Interest expense and other	3,187	3,257
Income from continuing operations before income taxes	10,542	3,190
Income tax expense	3,373	1,085
Income from continuing operations	7,169	2,105
Income from discontinued operations, net	—	754
Net income	$7,169	$2,859

Earnings per share – basic:
Income from continuing operations	$0.45	$0.13
Income from discontinued operations, net	0.00	0.05
Net income	$0.45	$0.18

Weighted average common shares outstanding – basic	15,906	15,860

Earnings per share – diluted:
Income from continuing operations	$0.45	$0.13
Income from discontinued operations, net	0.00	0.05
Net income	$0.45	$0.18

Weighted average common shares outstanding – diluted	16,006	15,935

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$7,169	$2,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,931	7,571
Other amortization included in interest expense	209	183
Provision for doubtful accounts receivable	146	1,068
Provision for deferred income taxes	900	—
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,699	9,736
Inventories	(8,634)	(757)
Prepaid expenses and other	591	150
Accounts payable, accrued expenses and accrued income taxes payable	(13,581)	(3,484)
Changes in discontinued operations	—	(78)
Other	1,628	(53)
Net cash provided by operating activities	1,058	17,195

INVESTING ACTIVITIES
Capital expenditures	(4,996)	(2,974)
Proceeds from sale of assets	26	136
Cash used for businesses and intangible assets acquired	(5,770)	(62)
Net cash used in investing activities	(10,740)	(2,900)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$13,500	$(12,982)
Repayment of debt and capital lease obligations	(3,168)	(593)
Payment of deferred financing cost	—	(906)
Proceeds from exercise of stock options	123	—
Net cash provided by (used in) financing activities	10,455	(14,481)

Effect of exchange rate changes on cash	(146)	(12)

Net change in cash	627	(198)
Cash at beginning of period	4,844	6,766

Cash at end of period	$5,471	$6,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$821	$(4,372)
Cash paid for interest	4,692	5,256

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Net income	$7,169	$2,859
Other comprehensive income
Foreign currency translation adjustment	(782)	(90)

Total comprehensive income	$6,387	$2,769

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company designs, engineers and manufactures products for original equipment manufacturers of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED EMPLOYEE COMPENSATION

The Company has a number of stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 2, Note 8, Note 10 and Note 20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

During April 2005, the Compensation Committee of the Company’s Board of Directors approved the granting to several of its senior executives and employees restricted stock, the number of shares of which is determined based upon the Company’s financial performance during fiscal 2006. Up to 80,595 shares may be earned. The amount of shares will be determined following the determination of net earnings per share for fiscal 2006. The restricted shares are subject to forfeiture should the grantee’s employment be terminated prior to the fourth anniversary of the date of grant. Also on the same date, the Compensation Committee of the Board of Directors of the Company granted to the same group of executives and employees options to purchase an additional 113,750 shares at an exercise price of $30.74 per share.

Also during April 2005, the Board of Directors of the Company approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. Options to purchase 238,250 shares were subject to such acceleration. Stock options held by non-employee directors were not included in the acceleration. A stock option was considered “underwater” if the option exercise price was greater than $30.74 per share, the market price on the date of the acceleration. The pro forma net income reflecting the grant of the restricted shares, the grant of the stock options and the acceleration of the vesting of certain stock option grants is included in the table below.

The fair value of the Company’s stock options granted in the first quarter of fiscal 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of ..42; and an expected life of the options of 6 years. The fair value of the Company’s stock options granted in the first quarter of fiscal 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 3.7%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .41; and an expected life of the options of 6 years.

For purposes of pro forma disclosure, the fair value of the options ($14.25 for the options granted in the first quarter of fiscal 2006 and $15.47 for the options granted in the first quarter of fiscal 2005) is amortized to expense over the options’ assumed vesting period. Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED JUNE 30,
	2005	2004

Net income, as reported	$7,169	$2,859

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	70	—

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(2,819)	(500)

Pro forma net income	$4,420	$2,359

Earnings per share – basic:
Net income, as reported	$0.45	$0.18
Pro forma net income	$0.28	$0.15

Earnings per share – diluted:
Net income, as reported	$0.45	$0.18
Pro forma net income	$0.28	$0.15

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2005 were $83,077 and $28,671, respectively. Intangible assets cost and accumulated amortization at March 31, 2005 were $83,077 and $26,850, respectively. Intangible assets consists of two major classes: (i) product rights and licenses, which at June 30, 2005 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at June 30, 2005 had a weighted-average life of 13.4 years. Gross cost and accumulated amortization of product rights and licenses at June 30, 2005 were $69,232 and $19,897, respectively, and at March 31, 2005 were $69,232 and $18,325, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at June 30, 2005 were $13,845 and $8,774, respectively and at March 31, 2005 were $13,845 and $8,525, respectively. Amortization expense for the three months ended June 30, 2005 was $1,821. Amortization expense for the fiscal year ended March 31, 2006 and the succeeding five fiscal years by year is expected to be as follows: 2006: $7,142; 2007: $6,946; 2008: $6,901; 2009: $6,763; 2010: $6,528; 2011: $4,737.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3. ACQUISITIONS

The purchase price of the acquisition in the fourth quarter of fiscal 2004 of Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., may be adjusted pending the outcome of the remaining open items associated with the continuing negotiation of the long-term supply agreements that were assumed in the transaction. The Company has recorded its best estimate of the liability under the long-term supply agreements.

4. INVENTORIES

The components of inventories are as follows:

	JUNE 30, 2005	MARCH 31, 2005

Raw materials	$26,174	$24,053
Manufactured and purchased components	81,174	77,773
Work-in-process	76,137	70,065
Finished goods	42,765	45,343
Total inventories	$226,250	$217,234

5. LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30, 2005	MARCH 31, 2005

Senior notes	$124,424	$127,191
Revolving credit facility	39,750	26,250
Subordinated promissory notes	1,250	1,250
Other debt	2,690	3,091
	168,114	157,782
Less current portion	1,692	1,740
	$166,422	$156,042

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250,000 from $265,000, extend the maturity date to July 27, 2010 and amend certain other terms and covenants. The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $30,000 of the available Credit Facility for the issuance of letters of credit. The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

On July 27, 2005, the Company entered into Amendment No. 4 to the Note Purchase Agreement dated as of November 21, 2002. The amendment reaffirms the Company’s covenants under the Note Purchase Agreement.

6. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2005	2004
Weighted average common shares outstanding - basic	15,906	15,860
Net effect of dilutive stock options	100	75
Weighted average common shares outstanding – diluted	16,006	15,935

Options to purchase 423,950 shares of common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during the first quarter of fiscal 2006. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended June 30, 2005 and, therefore, the effect would be antidilutive.

7. GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2005 through June 30, 2005:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2005	$239,145	$34,331	$273,476
Goodwill recognized in redemption of joint venture investor equity	—	476	476
Effect of exchange rate changes	(364)	—	(364)
Balance, June 30, 2005	$238,781	$34,807	$273,588

8. SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 25 operating locations and the Aftermarket Services segment consists of 15 operating locations at June 30, 2005.

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

As of March 31, 2005, the Other segment operations ceased and any residual assets that were not sold were transferred to other Company facilities. The Other segment’s operations, primarily comprised of the industrial gas turbine businesses, manufactured or repaired and overhauled industrial gas turbine components, primarily for OEMs and power generation equipment operators and applied high temperature coatings for both internal and external customers.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Net sales:
Aerospace systems	$134,146	$119,416
Aftermarket services	44,160	39,741
Other	—	7,730
Elimination of inter-segment sales	(609)	(1,534)
	$177,697	$165,353

Income before income taxes:
Operating income (expense):
Aerospace systems	$16,216	$11,309
Aftermarket services	1,356	1,266
Other	—	(3,153)
Corporate	(3,843)	(2,975)
	13,729	6,447
Interest expense and other	3,187	3,257
	$10,542	$3,190

Depreciation and amortization:
Aerospace systems	$5,525	$4,697
Aftermarket services	2,374	2,071
Other	—	760
Corporate	32	43
	$7,931	$7,571

Capital expenditures:
Aerospace systems	$1,917	$2,060
Aftermarket services	3,065	881
Other	—	7
Corporate	14	26
	$4,996	$2,974

	JUNE 30, 2005	MARCH 31, 2005
Total Assets:
Aerospace systems	$688,960	$687,277
Aftermarket services	229,736	229,457
Corporate	19,531	20,981
	$938,227	$937,715

During the three months ended June 30, 2005 and 2004, the Company had foreign sales of $44,962 and $34,378, respectively.

9. DISCONTINUED OPERATIONS

Revenues from discontinued operations were $12,903 for the three months ended June 30, 2004. Income from discontinued operations for the three months ended June 30, 2004 was $754, net of income taxes of $388. Interest expense of $148 was allocated to the discontinued operations for the three months ended June 30, 2004. Such amount is included in the income from discontinued operations for the quarter ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments:  (i) Triumph Aerospace Systems Group, which designs, engineers and manufactures a wide range of components, assemblies and systems for aircraft manufacturers; and (ii) Triumph Aftermarket Services Group, which serves aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the repair and overhaul of aircraft components and accessories. Financial highlights for the quarter ended June 30, 2005 include:

•                  Net sales for first quarter fiscal 2006 increased 7% to $177.7 million

•                  Operating income in the first quarter fiscal 2006 increased 113% to $13.7 million

•                  Net income for the first quarter fiscal 2006 increased 151% to $7.2 million

•                  Backlog increased 14% during the quarter to $682.2 million

For the quarter ended June 30, 2005, net sales totaled $177.7 million, a 7% increase from last year’s first quarter net sales of $165.4 million. Net income for the first quarter of fiscal 2006 increased 151% to $7.2 million, or $0.45 per diluted common share, versus $2.9 million, or $0.18 per diluted common share for the first quarter of the prior year. During the quarter, we generated $1.1 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Realignment

During fiscal 2005, we exited the Industrial Gas Turbine (“IGT”) business, which had been included in the Other segment through March 31, 2005. Effective March 31, 2005, any residual assets that were not sold were transferred to other facilities in our two remaining segments.

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

	Quarter Ended June 30,
	2005	2004
	(Dollars in thousands)
Net Sales	$177,697	$165,353

Segment Operating Income	$17,572	$9,422
Corporate General and Administrative Expenses	(3,843)	(2,975)
Total Operating Income	13,729	6,447
Interest Expense and Other	3,187	3,257
Income Tax Expense	3,373	1,085
Income from Continuing Operations	7,169	2,105
Income from Discontinued Operations	0	754
Net Income	$7,169	$2,859

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $0.9 million, or 29.2%, to $3.8 million for the quarter ended June 30, 2005 from $3.0 million for the quarter ended June 30, 2004, primarily due to rent expense and other costs associated with idle facilities as well as increased staffing and bonus accruals.

Interest expense and other decreased by $0.1 million, or 2.1%, to $3.2 million for the quarter ended June 30, 2005 compared to $3.3 million for the prior year period. This decrease was due to lower average borrowings outstanding partially offset by increased interest rates on our variable rate debt.

The effective tax rate was 32% for the quarter ended June 30, 2005 and 34% for the quarter ended June 30, 2004. The quarter ended June 30, 2005 effective tax rate of 32% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.

The discontinued operations were sold during fiscal 2005. Income from discontinued operations before income taxes was $1.1 million for the quarter ended June 30, 2004. The provision for income taxes for discontinued operations was $0.4 million for the quarter ended June 30, 2004.

Business Segment Performance

Effective March 31, 2005, we have two reportable segments:  Aerospace Systems and Aftermarket Services. The Aerospace Systems segment consists of our operations which manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment provides maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties.  Maintenance, repair and overhaul revenues are derived from services on auxiliary power units and aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment’s operations repair and overhaul thrust reversers, nacelle components and other aerostructures.  The segment’s operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

	Quarter Ended June 30,		%	% of Total Sales
	2005	2004	Change	2005	2004
	(Dollars in thousands)
NET SALES
Aerospace Systems	$134,146	$119,416	12.3%	75.5%	72.2%
Aftermarket Services	44,160	39,741	11.1%	24.9%	24.0%
Other	0	7,730	(100.0)%	0.0%	4.7%
Elimination of inter-segment sales	(609)	(1,534)	(60.3)%	(0.4)%	(0.9)%
Total Net Sales	$177,697	$165,353	7.5%	100.0%	100.0%

	Quarter Ended June 30,		%		% of Segment Sales
	2005	2004	Change		2005	2004
	(Dollars in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$16,216	$11,309	43.4%		12.1%	9.5%
Aftermarket Services	1,356	1,266	7.1%		3.1%	3.2%
Other	0	(3,153)	(100.0	) %	n/a	(40.8)%
Total Segment Operating Income	$17,572	$9,422	86.5%		9.9%	5.7%

Aerospace Systems: The Aerospace Systems segment net sales increased by $14.7 million, or 12.3%, to $134.1 million for the quarter ended June 30, 2005 from $119.4 million for the quarter ended June 30, 2004. The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and ground defense markets and cabin windows for the general aviation and corporate jet market resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $4.9 million, or 43.4%, to $16.2 million for the quarter ended June 30, 2005 from $11.3 million for the quarter ended June 30, 2004. Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing and depreciation and amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $4.4 million, or 11.1%, to $44.2 million for the quarter ended June 30, 2005 from $39.7 million for the quarter ended June 30, 2004. This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demand for the repair and overhaul of auxiliary power units as well as the brokering of similar units.

Aftermarket Services segment operating income increased by $0.1 million, or 7.1%, to $1.4 million for the quarter ended June 30, 2005 from $1.3 million for the quarter ended June 30, 2004. The sales increases as discussed above have been offset by an increase in staffing, depreciation, and other costs associated with the increase in business activity.

Other Segment: Effective March 31, 2005, we no longer have “Other” as a reportable segment. As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities. During the quarter ended June 30, 2004, the Other segment had sales primarily related to its IGT operations of $7.7 million. During the quarter ended June 30, 2004, the Other segment incurred an operating loss of $3.2 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market unable to cover costs.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2005, we generated approximately $1.1 million of cash flows from operating activities, used approximately $10.7 million in investing activities and generated approximately $10.5 million in financing activities.

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250.0 million from $265.0 million, extend the maturity date to July 27, 2010 and amend certain other terms and covenants. The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit. The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries. As of June 30, 2005, $216.6 million was available under our Credit Facility. On June 30, 2005, an aggregate amount of approximately $39.8 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 4.8% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On July 27, 2005, the Company entered into Amendment No. 4 to the Note Purchase Agreement dated as of November 21, 2002. The amendment reaffirms the Company’s covenants under the Note Purchase Agreement.

Capital expenditures were approximately $5.0 million for the three months ended June 30, 2005 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be up to $30.0 million for our fiscal year ending March 31, 2006. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period ($in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$168,067	$1,650	$16,822	$16,804	$132,791
Capital Lease Obligations (1)	47	42	5	0	0
Operating Leases	66,960	15,823	20,915	15,802	14,420
Purchase Obligations	150,481	106,711	43,547	189	34
Other Long Term Obligations (1) (2)	24,306	12,718	11,588	0	0
Total	$409,861	$136,944	$92,877	$32,795	$147,245

(1) Included in the Company’s balance sheet at June 30, 2005.

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC in June 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. There has been no material change in this information.

TRIUMPH GROUP, INC.

Item 4. Controls and Procedures.

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

As of June 30, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits.

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 5, 2005
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	August 5, 2005
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 5, 2005
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)