Form 10-Q
period 2005-09-30
TRIUMPH GROUP INC /
filed 2005-11-04
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 15,910,314 shares as of October 21, 2005.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	SEPTEMBER 30, 2005	MARCH 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$5,335	$4,844
Accounts receivable, net	124,470	127,942
Inventories	229,200	217,234
Deferred income taxes	5,422	5,422
Prepaid expenses and other	5,028	3,887
Total current assets	369,455	359,329

Property and equipment, net	232,076	234,123

Goodwill	273,580	273,476
Intangible assets, net	52,609	56,227
Other, net	14,764	14,560

Total assets	$942,484	$937,715

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	SEPTEMBER 30, 2005	MARCH 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,419	$65,211
Accrued expenses	64,579	75,598
Income taxes payable	1,330	2,922
Current portion of long-term debt	1,662	1,740
Total current liabilities	124,990	145,471

Long-term debt, less current portion	170,500	156,042
Deferred income taxes and other	106,542	109,539

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,676	259,448
Treasury stock, at cost, 117,010 and 123,160 shares	(2,905)	(3,057)
Accumulated other comprehensive (loss) income	(498)	306
Retained earnings	284,163	269,950
Total stockholders’ equity	540,452	526,663

Total liabilities and stockholders’ equity	$942,484	$937,715

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net sales	$183,633	$169,980	$361,330	$335,333

Operating costs and expenses:
Cost of products sold	136,720	126,523	266,696	252,680
Selling, general, and administrative	25,713	26,068	51,774	51,246
Depreciation and amortization	7,982	7,509	15,913	15,080
	170,415	160,100	334,383	319,006

Operating income	13,218	9,880	26,947	16,327
Interest expense and other	3,172	3,210	6,359	6,467
Income from continuing operations before income taxes	10,046	6,670	20,588	9,860
Income tax expense	3,002	1,775	6,375	2,860
Income from continuing operations	7,044	4,895	14,213	7,000
Income from discontinued operations, net	—	777	—	1,531
Net income	$7,044	$5,672	$14,213	$8,531

Earnings per share – basic:
Income from continuing operations	$0.44	$0.31	$0.89	$0.44
Income from discontinued operations, net	0.00	0.05	0.00	0.10
Net income	$0.44	$0.36	$0.89	$0.54

Weighted average common shares outstanding – basic	15,910	15,868	15,908	15,864

Earnings per share – diluted:
Income from continuing operations	$0.44	$0.31	$0.89	$0.44
Income from discontinued operations, net	0.00	0.05	0.00	0.10
Net income	$0.44	$0.36	$0.89	$0.54

Weighted average common shares outstanding – diluted	16,056	15,942	16,031	15,939

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$14,213	$8,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,913	15,080
Non-cash impairment of fixed assets	—	1,340
Other amortization included in interest expense	423	368
Provision for doubtful accounts receivable	458	1,407
Provision for (benefit from) deferred income taxes	1,800	(4)
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	2,888	1,881
Inventories	(11,347)	(6,363)
Prepaid expenses and other	(1,166)	(1,155)
Accounts payable, accrued expenses and accrued income taxes payable	(18,351)	5,585
Changes in discontinued operations	—	(273)
Other	2,262	219
Net cash provided by operating activities	7,093	26,616

INVESTING ACTIVITIES
Capital expenditures	(10,473)	(9,828)
Proceeds from sale of assets	56	249
Cash used for businesses and intangible assets acquired	(9,259)	(1,778)
Net cash used in investing activities	(19,676)	(11,357)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004
FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$17,600	$(14,293)
Repayment of debt and capital lease obligations	(3,220)	(858)
Payment of deferred financing cost	(1,314)	(932)
Proceeds from exercise of stock options	174	281
Net cash provided by (used in) financing activities	13,240	(15,802)

Effect of exchange rate changes on cash	(166)	18

Net change in cash	491	(525)
Cash at beginning of period	4,844	6,766

Cash at end of period	$5,335	$6,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (refund from) income taxes, net	$6,156	$(3,321)
Cash paid for interest	$5,760	$6,060

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net income	$7,044	$5,672	$14,213	$8,531
Other comprehensive income
Foreign currency translation adjustment	(22)	189	(804)	99

Total comprehensive income	$7,022	$5,861	$13,409	$8,630

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

In April 2005, the Compensation Committee of the Company’s Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which is to be determined based upon the Company’s financial performance during fiscal 2006.  Up to 80,595 shares may be earned and issued.  The amount of shares will be determined following the determination of net earnings per share for fiscal 2006.  The restricted shares are subject to forfeiture should the grantee’s employment be terminated prior to the fourth anniversary of the date of grant.  Also on the same date, the Compensation Committee of the Board of Directors of the Company granted to the same group of executives and employees options to purchase 113,750 shares of the Company’s common stock at an exercise price of $30.74 per share.

Also in April 2005, the Board of Directors of the Company approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers.  Options to purchase 238,250 shares were subject to such acceleration.  Stock options held by non-employee directors were not included in the acceleration.  A stock option was considered “underwater” if the option exercise price was greater than $30.74 per share, the market price on the date of the acceleration.  The pro forma net income reflecting the grant of the restricted shares, the grant of the stock options and the acceleration of the vesting of certain stock option grants is included in the table below.

The fair value of the Company’s stock options granted in fiscal 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .42; and an expected life of the options of 6 years.  The fair value of the Company’s stock options granted in fiscal 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 3.8%; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .41; and an expected life of the options of 6 years.

For purposes of pro forma disclosure, the fair value of the options ($14.25 for the options granted in fiscal 2006 and $15.04 for the options granted in fiscal 2005) is amortized to expense over the options’ assumed vesting period.  Pro forma disclosure, as required by SFAS No. 148, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net income, as reported	$7,044	$5,672	$14,213	$8,531

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	70	—	140	—

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(206)	(490)	(3,025)	(990)

Pro forma net income	$6,908	$5,182	$11,328	$7,541

Earnings per share – basic:
Net income, as reported	$0.44	$0.36	$0.89	$0.54
Pro forma net income	$0.43	$0.33	$0.71	$0.48

Earnings per share – diluted:
Net income, as reported	$0.44	$0.36	$0.89	$0.54
Pro forma net income	$0.43	$0.33	$0.71	$0.48

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at September 30, 2005 were $83,077 and $30,468, respectively.  Intangible assets cost and accumulated amortization at March 31, 2005 were $83,077 and $26,850, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at September 30, 2005 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at September 30, 2005 had a weighted-average life of 13.4 years.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2005 were $69,232 and $21,469, respectively, and at March 31, 2005 were $69,232 and $18,325, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at September 30, 2005 were $13,845 and $8,999, respectively and at March 31, 2005 were $13,845 and $8,525, respectively.  Amortization expense for the three- and six-month periods ended September 30, 2005 was $1,797 and $3,618, respectively.  Amortization expense for the fiscal year ended March 31, 2006 and the succeeding five fiscal years by year is expected to be as follows: 2006: $7,150; 2007: $6,946; 2008: $6,901; 2009: $6,763; 2010: $6,528; 2011: $4,737.

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

4.  INVENTORIES

The components of inventories are as follows:

	SEPTEMBER 30, 2005	MARCH 31, 2005

Raw materials	$28,468	$24,053
Manufactured and purchased components	78,990	77,773
Work-in-process	74,622	70,065
Finished goods	47,120	45,343
Total inventories	$229,200	$217,234

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30, 2005	MARCH 31, 2005

Senior notes	$124,424	$127,191
Revolving credit facility	43,850	26,250
Subordinated promissory notes	1,250	1,250
Other debt	2,638	3,091
	172,162	157,782
Less current portion	1,662	1,740
	$170,500	$156,042

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250,000 from $265,000, extend the maturity date to July 27, 2010 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus up to 0.25% or (iii) an overnight rate at the option of the Company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility.  The Company may allocate up to $30,000 of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

On July 27, 2005, the Company entered into Amendment No. 4 to the Note Purchase Agreement dated as of November 21, 2002.  The amendment reaffirms the Company’s covenants under the Note Purchase Agreement.

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
(in thousands)	2005	2004	2005	2004

Weighted average common shares outstanding - basic	15,910	15,868	15,908	15,864
Net effect of dilutive stock options	146	74	123	75
Weighted average common shares outstanding – diluted	16,056	15,942	16,031	15,939

Options to purchase 422,950 shares of common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during the second quarter of fiscal 2006.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended September 30, 2005 and, therefore, the effect would be antidilutive.

7.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2005 through September 30, 2005:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2005	$239,145	$34,331	$273,476
Goodwill recognized in redemption of joint venture investor equity	—	476	476
Effect of exchange rate changes	(372)	—	(372)
Balance, September 30, 2005	$238,773	$34,807	$273,580

8.  SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 25 operating locations and the Aftermarket Services segment consists of 15 operating locations at September 30, 2005.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer hydraulic, mechanical and electromechanical controls, such as high-lift actuation systems, main engine gearbox assemblies and mechanical cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and various structural components. The segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

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

As of March 31, 2005, the Other segment operations ceased and any residual assets that were not sold were transferred to other Company facilities.  The Other segment’s operations, which were primarily comprised of the industrial gas turbine businesses, manufactured or repaired and overhauled industrial gas turbine components, primarily for OEMs and power generation equipment operators and applied high temperature coatings for both internal and external customers.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net sales:
Aerospace Systems	$140,378	$122,090	$274,524	$241,506
Aftermarket Services	44,039	42,421	88,199	82,162
Other	—	7,467	—	15,197
Elimination of inter-segment sales	(784)	(1,998)	(1,393)	(3,532)
	$183,633	$169,980	$361,330	$335,333

Income before income taxes:
Operating income (expense):
Aerospace Systems	$17,226	$14,600	$33,442	$25,909
Aftermarket Services	(1,229)	2,295	127	3,561
Other	—	(3,780)	—	(6,933)
Corporate	(2,779)	(3,235)	(6,622)	(6,210)
	13,218	9,880	26,947	16,327
Interest expense and other	3,172	3,210	6,359	6,467
	$10,046	$6,670	$20,588	$9,860

Depreciation and amortization:
Aerospace Systems	$5,489	$4,640	$11,014	$9,337
Aftermarket Services	2,461	2,092	4,835	4,163
Other	—	745	—	1,505
Corporate	32	32	64	75
	$7,982	$7,509	$15,913	$15,080

Capital expenditures:
Aerospace Systems	$3,237	$5,814	$5,154	$7,874
Aftermarket Services	2,221	1,015	5,286	1,896
Other	—	17	—	24
Corporate	19	8	33	34
	$5,477	$6,854	$10,473	$9,828

	SEPTEMBER 30, 2005	MARCH 31, 2005

Total Assets:
Aerospace Systems	$689,922	$687,277
Aftermarket Services	230,085	229,457
Corporate	22,477	20,981
	$942,484	$937,715

During the three months ended September 30, 2005 and 2004, the Company had foreign sales of $40,076 and $38,199, respectively.   During the six month periods ended September 30, 2005 and 2004, the Company had foreign sales of $85,038 and $72,577, respectively.

9.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $14,842 for the three months ended September 30, 2004.  Revenues from discontinued operations were $27,745 for the six month period ended September 30, 2004.  Income from discontinued operations for the three months ended September 30, 2004 was $777, net of income taxes of $325.  Income from discontinued operations for the six month period ended September 30, 2004 was $1,531, net of income taxes of $713.  Interest expense of $126 and $274 was allocated to the discontinued operations for the three- and six-month periods ended September 30, 2004, respectively.  Such amounts are included in the income from discontinued operations for the three- and six-month periods ended September 30, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments:  (i) Aerospace Systems, which designs, engineers and manufactures a wide range of components, assemblies and systems for aircraft manufacturers; and (ii) Aftermarket Services, which serves aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the repair and overhaul of aircraft components and accessories.  Financial highlights for the three months ended September 30, 2005 include:

•                  Net sales for the second quarter of fiscal 2006 increased 8.0% to $183.6 million

•                  Operating income in the second quarter of fiscal 2006 increased 33.8% to $13.2 million

•                  Income from continuing operations for the second quarter of fiscal 2006 increased 43.9% to $7.0 million

•                  Backlog increased 35.4% over prior year to $756.8 million

For the three months ended September 30, 2005, net sales totaled $183.6 million, an 8.0% increase from last year’s same quarter net sales of $170.0 million.  Income from continuing operations for the three months ended September 30, 2005 increased 43.9% to $7.0 million, or $0.44 per diluted common share, versus $4.9 million, or $0.31 per diluted common share for the same quarter of the prior year.  During the second fiscal quarter, we generated $6.0 million of cash flow from operating activities.

For the first six months of fiscal 2006, net sales totaled $361.3 million, a 7.8% increase over net sales of $335.3 million last year.  Income from continuing operations for the first six months of fiscal 2006 increased 103.0% to $14.2 million, or $0.89 per diluted common share, compared to income from continuing operations of $7.0 million, or $0.44 per diluted common share in the prior year period.  During the six months, the Company generated $7.1 million of cash flow from operations.

RESULTS OF OPERATIONS

Realignment

During fiscal 2005, we exited the Industrial Gas Turbine (“IGT”) business, which had been included in the Other segment through March 31, 2005.  Effective March 31, 2005, any residual assets that were not sold were transferred to other facilities in our two remaining segments.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	Three Months Ended September 30,
	2005	2004
	(dollars in thousands)
Net Sales	$183,633	$169,980

Segment Operating Income	$15,997	$13,115
Corporate General and Administrative Expenses	(2,779)	(3,235)
Total Operating Income	13,218	9,880
Interest Expense and Other	3,172	3,210
Income Tax Expense	3,002	1,775
Income from Continuing Operations	7,044	4,895
Income from Discontinued Operations	0	777
Net Income	$7,044	$5,672

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses decreased by $0.5 million, or 14.1%, to $2.8 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004, primarily due to the reduction of legal and regulatory costs, partially offset by increases in compensation expense and other costs associated with idle facilities.

Interest expense and other remained consistent at $3.2 million for the three months ended September 30, 2005 compared to the prior year period.  Lower average borrowings outstanding were offset by increased interest rates on our variable rate debt.

The effective tax rate was 29.9% for the three months ended September 30, 2005 and 26.6% for the three months ended September 30, 2004.  The three months ended September 30, 2005 effective tax rate of 29.9% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.  The second quarter of fiscal 2005 includes a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.

The discontinued operations were sold during fiscal 2005.  Income from discontinued operations before income taxes was $1.1 million for the three months ended September 30, 2004.  The provision for income taxes for discontinued operations was $0.3 million for the three months ended September 30, 2004.

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

Business Segment Performance –Three months ended September 30, 2005 compared to three months ended September 30, 2004

	Three Months Ended September 30,		%	% of Total Sales
	2005	2004	Change	2005	2004
	(dollars in thousands)
NET SALES
Aerospace Systems	$140,378	$122,090	15.0%	76.4%	71.8%
Aftermarket Services	44,039	42,421	3.8%	24.0%	25.0%
Other	0	7,467	(100.0)%	n/a	4.4%
Elimination of inter-segment sales	(784)	(1,998)	60.8%	(0.4)%	(1.2)%
Total Net Sales	$183,633	$169,980	8.0%	100.0%	100.0%

	Three Months Ended September 30,		%	% of Segment Sales
	2005	2004	Change	2005	2004
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$17,226	$14,600	18.0%	12.3%	12.0%
Aftermarket Services	(1,229)	2,295	(153.6)%	(2.8)%	5.4%
Other	0	(3,780)	100.0%	n/a	(50.6)%
Total Segment Operating Income	$15,997	$13,115	22.0%	8.7%	7.7%

Aerospace Systems: The Aerospace Systems segment net sales increased by $18.3 million, or 15.0%, to $140.4 million for the three months ended September 30, 2005 from $122.1 million for the three months ended September 30, 2004.  The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft partially offset by reduced shipments as a result of the Boeing strike.

Aerospace Systems segment operating income increased by $2.6 million, or 18.0%, to $17.2 million for the three months ended September 30, 2005 from $14.6 million for the three months ended September 30, 2004.  Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses, increased investments in research and development costs and the effects of the Boeing strike.

Aftermarket Services: The Aftermarket Services segment net sales increased by $1.6 million, or 3.8%, to $44.0 million for the three months ended September 30, 2005 from $42.4 million for the three months ended September 30, 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demand for the repair and overhaul of auxiliary power units as well as the brokering of similar units, offset by the loss of specific repair and overhaul business which is now being done in-house by the customer.

Aftermarket Services segment operating income decreased by $3.5 million, or 153.6%, to a loss of $1.2 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004.  The core growth in repair and overhaul service companies have been offset by increases in depreciation expense; losses associated with customer bankruptcies; and the development costs incurred by the castings facility and the Phoenix operations associated with new aerospace-related business.

Other Segment: Effective March 31, 2005, we no longer have “Other” as a reportable segment.  As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities.  During the three months ended September 30, 2004, the Other segment had sales primarily related to its IGT operations of $7.5 million.  During the three months ended September 30, 2004, the Other segment incurred an operating loss of $3.8 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market.

Six months ended September 30, 2005 compared to six months ended September 30, 2004

	Six Months Ended September 30,
	2005	2004
	(dollars in thousands)
Net Sales	$361,330	$335,333

Segment Operating Income	$33,569	$22,537
Corporate General and Administrative Expenses	(6,622)	(6,210)
Total Operating Income	26,947	16,327
Interest Expense and Other	6,359	6,467
Income Tax Expense	6,375	2,860
Income from Continuing Operations	14,213	7,000
Income from Discontinued Operations	0	1,531
Net Income	$14,213	$8,531

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $0.4 million, or 6.6%, to $6.6 million for the six months ended September 30, 2005 from $6.2 million for the six months ended September 30, 2004, primarily due to rent expense and other costs associated with idle facilities as well as increased staffing and bonus accruals, partially offset by decreased legal and regulatory costs.

Interest expense and other decreased by $0.1 million, or 1.7%, to $6.4 million for the six months ended September 30, 2005 compared to $6.5 million for the prior year period.  This decrease was due to lower average borrowings outstanding partially offset by increased interest rates on our variable rate debt.

The effective tax rate was 31.0% for the six months ended September 30, 2005 and 29.0% for the six months ended September 30, 2004.  The six months ended September 30, 2005 effective tax rate of 31% varies from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.  The first six months of fiscal 2005 includes a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.

The discontinued operations were sold during fiscal 2005.  Income from discontinued operations before income taxes was $2.2 million for the six months ended September 30, 2004.  The provision for income taxes for discontinued operations was $0.7 million for the six months ended September 30, 2004.

Business Segment Performance –Six months ended September 30, 2005 compared to six months ended September 30, 2004

	Six Months Ended September 30,		%	% of Total Sales
	2005	2004	Change	2005	2004
	(dollars in thousands)
NET SALES
Aerospace Systems	$274,524	$241,506	13.7%	76.0%	72.0%
Aftermarket Services	88,199	82,162	7.3%	24.4%	24.5%
Other	0	15,197	(100.0)%	n/a	4.5%
Elimination of inter-segment sales	(1,393)	(3,532)	60.6%	(0.4)%	(1.0)%
Total Net Sales	$361,330	$335,333	7.8%	100.0%	100.0%

	Six Months Ended September 30,		%	% of Segment Sales
	2005	2004	Change	2005	2004
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$33,442	$25,909	29.1%	12.2%	10.7%
Aftermarket Services	127	3,561	(96.4)%	0.1%	4.3%
Other	0	(6,933)	100.0%	n/a	(45.6)%
Total Segment Operating Income	$33,569	$22,537	49.0%	9.3%	6.7%

Aerospace Systems: The Aerospace Systems segment net sales increased by $33.0 million, or 13.7%, to $274.5 million for the six months ended September 30, 2005 from $241.5 million for the six months ended September 30, 2004.  The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $7.5 million, or 29.1%, to $33.4 million for the six months ended September 30, 2005 from $25.9 million for the six months ended September 30, 2004.  Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $6.0 million, or 7.3%, to $88.2 million for the six months ended September 30, 2005 from $82.2 million for the six months ended September 30, 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demand for our repair and overhaul services.

Aftermarket Services segment operating income decreased by $3.4 million, or 96.4%, to $0.1 million for the six months ended September 30, 2005 from $3.6 million for the six months ended September 30, 2004.  The sales increases as discussed above have been offset by an increase in staffing, depreciation expense, losses associated with customer bankruptcies, and costs incurred in developing products associated with new aerospace programs.

Other Segment: Effective March 31, 2005, we no longer have “Other” as a reportable segment.  As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities.  During the six months ended September 30, 2004, the Other segment had sales primarily related to its IGT operations of $15.2 million.  During the six months ended September 30, 2004, the Other segment incurred an operating loss of $6.9 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the six month period ended September 30, 2005, we generated approximately $7.1 million of cash flows from operating activities, used approximately $19.7 million in investing activities and generated approximately $13.2 million in financing activities.

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250.0 million from $265.0 million, extend the maturity date to July 27, 2010 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at the option of the Company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility.  The Company may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.  As of September 30, 2005, $196.5 million was available under our Credit Facility.  On September 30, 2005, an aggregate amount of approximately $43.9 million was outstanding under the Credit Facility, $30.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.1% per annum, and $13.9 million of which was accruing interest at the overnight interest rate of 5.3% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

On July 27, 2005, the Company entered into Amendment No. 4 to the Note Purchase Agreement dated as of November 21, 2002.  The amendment reaffirms the Company’s covenants under the Note Purchase Agreement.

Capital expenditures were approximately $10.5 million for the six month period ended September 30, 2005 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $30.0 million for our fiscal year ending March 31, 2006.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for debt (principal and interest), leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt-Principal (1)	$172,151	$1,651	$16,825	$60,634	$93,041
Debt-Interest (3)	45,259	7,356	13,660	11,868	12,375
Capital Lease Obligations (1)	11	11	0	0	0
Operating Leases	64,611	15,476	23,545	12,045	13,545
Purchase Obligations	128,545	104,804	23,555	119	67
Other Long Term Obligations (1) (2)	20,729	11,956	8,773	0	0
Total	$431,306	$141,254	$86,358	$84,666	$119,028

(1) Included in the Company’s balance sheet at September 30, 2005.

(2) Includes interest component.

(3) Includes fixed-rate interest only.

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

As of September 30, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal six months covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 27, 2005.  At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of seven persons to the Company’s Board of Directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:

13,361,699	For
1,352,214	Withheld

John R. Bartholdson:
12,796,530	For
1,917,383	Withheld

Claude F. Kronk:
12,757,999	For
1,955,914	Withheld

Richard C. Gozon:
13,322,168	For
1,391,745	Withheld

William O. Albertini:
13,426,070	For
1,287,843	Withheld

George Simpson
13,377,451	For
1,336,462	Withheld

Terry D. Stinson
13,420,376	For
1,293,537	Withheld

2.               Ratification of the selection of Ernst & Young LLP as independent accounting firm for the Company for the fiscal year ending March 31, 2006.

14,524,788	For
184,501	Against
4,624	Abstain
0	Broker Non-Votes

3.               Amend Triumph’s Directors’ Stock Option Plan (the “Directors’ Plan) to increase the number of shares of common stock available for grants under the Directors’ Plan by 75,000.

10,643,565	For
2,873,314	Against
7,170	Abstain
1,189,864	Broker Non-Votes

4.               Amend the Directors’ Plan to increase the limitation on the annual grant to each non-employee director of stock options to purchase shares of common stock to 2,500 shares.

12,038,144	For
1,476,736	Against
9,169	Abstain
1,189,864	Broker Non-Votes

5.               Amend the Directors’ Plan to increase from 30 days to 90 days the period of time after a participant ceases to be a member of the Board, for any reason other than death or disability, before options granted under the Directors’ Plan terminate.

12,930,395	For
582,537	Against
11,117	Abstain
1,189,864	Broker Non-Votes

6.               Amend the Directors’ Plan to require stockholder approval for a “material revision” to the Directors’ Plan pursuant to the applicable stock exchange listing rules.

14,388,325	For
318,885	Against
6,703	Abstain
0	Broker Non-Votes

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	November 4, 2005
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	November 4, 2005
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 4, 2005
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)