Form 10-Q
period 2005-12-31
TRIUMPH GROUP INC /
filed 2006-02-03
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 15,913,147 shares as of January 17, 2006.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	DECEMBER 31, 2005	MARCH 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$4,578	$4,844
Accounts receivable, net	121,205	127,942
Inventories	234,924	217,234
Deferred income taxes	6,054	5,422
Prepaid expenses and other	4,521	3,887
Total current assets	371,282	359,329

Property and equipment, net	232,328	234,123

Goodwill	273,155	273,476
Intangible assets, net	50,827	56,227
Other, net	15,244	14,560

Total assets	$942,836	$937,715

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	DECEMBER 31, 2005	MARCH 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,214	$65,211
Accrued expenses	63,872	75,598
Income taxes payable	2,789	2,922
Current portion of long-term debt	8,081	1,740
Total current liabilities	133,956	145,471

Long-term debt, less current portion	154,320	156,042
Deferred income taxes and other	104,741	109,539

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	259,805	259,448
Treasury stock, at cost, 114,177 and 123,160 shares	(2,834)	(3,057)
Accumulated other comprehensive (loss) income	(678)	306
Retained earnings	293,510	269,950
Total stockholders’ equity	549,819	526,663

Total liabilities and stockholders’ equity	$942,836	$937,715

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004

Net sales	$187,221	$171,278	$548,551	$506,611

Operating costs and expenses:
Cost of products sold	137,881	127,095	404,577	379,775
Selling, general, and administrative	28,007	27,839	79,781	79,085
Depreciation and amortization	8,130	7,530	24,043	22,610
	174,018	162,464	508,401	481,470

Operating income	13,203	8,814	40,150	25,141
Interest expense and other	3,086	3,189	9,445	9,656
Income from continuing operations before income taxes	10,117	5,625	30,705	15,485
Income tax expense	770	1,686	7,145	4,546
Income from continuing operations	9,347	3,939	23,560	10,939
Loss from discontinued operations, net	—	(6,080)	—	(4,549)
Net income (loss)	$9,347	$(2,141)	$23,560	$6,390

Earnings per share – basic:
Income from continuing operations	$0.59	$0.25	$1.48	$0.69
Loss from discontinued operations, net	—	(0.38)	—	(0.29)
Net income (loss)	$0.59	$(0.13)	$1.48	$0.40

Weighted average common shares outstanding – basic	15,912	15,881	15,909	15,870

Earnings per share – diluted:
Income from continuing operations	$0.58	$0.25	$1.47	$0.69
Loss from discontinued operations, net	—	(0.38)	—	(0.29)
Net income (loss)	$0.58	$(0.13)	$1.47	$0.40

Weighted average common shares outstanding – Diluted	16,052	15,994	16,038	15,957

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$23,560	$6,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,043	22,610
Loss on sale of assets	—	9,960
Non-cash impairment of fixed assets	—	1,340
Other amortization included in interest expense	570	568
Provision for doubtful accounts receivable	845	1,705
Provision for (benefit from) deferred income taxes	424	(4)
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	5,697	11,166
Inventories	(17,005)	(9,430)
Prepaid expenses and other	(645)	(517)
Accounts payable, accrued expenses and accrued income taxes payable	(15,478)	15,498
Changes in discontinued operations	—	(6,829)
Other	4,249	1,009
Net cash provided by operating activities	26,260	53,466

INVESTING ACTIVITIES
Capital expenditures	(17,288)	(13,699)
Proceeds from sale of assets	112	3,948
Proceeds from sale of discontinued operations	—	13,620
Cash used for businesses and intangible assets acquired	(12,734)	(1,840)
Net cash (used in) provided by investing activities	(29,910)	2,029

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2005	2004
FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$8,200	$(52,312)
Repayment of debt and capital lease obligations	(4,490)	(3,627)
Proceeds from issuance of long-term debt	3,229	—
Retirement of long-term debt	(2,320)	—
Payment of deferred financing cost	(1,317)	(1,300)
Proceeds from exercise of stock options	261	854
Net cash provided by (used in) financing activities	3,563	(56,385)

Effect of exchange rate changes on cash	(179)	213

Net change in cash	(266)	(677)
Cash at beginning of period	4,844	6,766

Cash at end of period	$4,578	$6,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (refund from) income taxes, net	$6,579	$(7,390)
Cash paid for interest	$10,434	$11,563

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004

Net income (loss)	$9,347	$(2,141)	$23,560	$6,390
Other comprehensive (loss) income
Foreign currency translation adjustment	(154)	897	(958)	996
Other	(26)	—	(26)	—

Total comprehensive income (loss)	$9,167	$(1,244)	$22,576	$7,386

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Pro Forma Net Income and Earnings Per Share

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004

Net income (loss), as reported	$9,347	$(2,141)	$23,560	$6,390

Stock-based employee compensation cost, net of related tax benefits, included in reported net income	81	—	221	—

Stock-based employee compensation cost, net of related tax benefits, determined under the fair value method	(238)	(502)	(3,263)	(1,492)

Pro forma net income (loss)	$9,190	$(2,643)	$20,518	$4,898

Earnings per share – basic:
Net income (loss), as reported	$0.59	$(0.13)	$1.48	$0.40
Pro forma net income (loss)	$0.58	$(0.17)	$1.29	$0.31

Earnings per share – diluted:
Net income (loss), as reported	$0.58	$(0.13)	$1.47	$0.40
Pro forma net income (loss)	$0.58	$(0.17)	$1.29	$0.31

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at December 31, 2005 were $83,077 and $32,250, respectively.  Intangible assets cost and accumulated amortization at March 31, 2005 were $83,077 and $26,850, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at December 31, 2005 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at December 31, 2005 had a weighted-average life of 13.4 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2005 were $69,232 and $23,041, respectively, and at March 31, 2005 were $69,232 and $18,325, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at December 31, 2005 were $13,845 and $9,209, respectively, and at March 31, 2005 were $13,845 and $8,525, respectively.  Amortization expense for the three- and nine-month periods ended December 31, 2005 was $1,782 and $5,400, respectively.  Amortization expense for the fiscal year ended March 31, 2006 and the succeeding five fiscal years by year is expected to be as follows: 2006: $7,146; 2007: $6,944; 2008: $6,901; 2009: $6,763; 2010: $6,528; 2011: $4,737.

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

4.  INVENTORIES

The components of inventories are as follows:

	DECEMBER 31, 2005	MARCH 31, 2005

Raw materials	$28,638	$24,053
Manufactured and purchased components	82,041	77,773
Work-in-process	79,802	69,356
Finished goods	44,443	46,052
Total inventories	$234,924	$217,234

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31, 2005	MARCH 31, 2005

Senior notes	$124,424	$127,191
Revolving credit facility	34,450	26,250
Subordinated promissory notes	0	1,250
Other debt	3,527	3,091
	162,401	157,782
Less current portion	8,081	1,740
	$154,320	$156,042

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

On November 29, 2005, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”). The proceeds of the 2005 Bonds of up to $6,300 are being used to fund the expansion of one of the Company’s subsidiary’s facility and to retire the remaining outstanding bonds from the loan agreement dated May 5, 1997 with the City of Shelbyville, Indiana relating to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997.  The 2005 Bonds are due to mature on October 1, 2020 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 3.97% at December 31, 2005).

6. INCOME TAXES

During the quarter ended December 31, 2005, the Company adjusted its state effective income tax rate at which reversals of temporary differences will be taxed.  The state effective income tax rate was reduced as a result from the implementation of certain tax planning strategies, which resulted in a change in the mix of taxable income across the different state taxing jurisdictions in which the Company operates. The adjustment resulted in a reduction of income tax expense of $1,950 during the quarter ended December 31, 2005.

7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
(in thousands)	2005	2004	2005	2004

Weighted average common shares outstanding - basic	15,912	15,881	15,909	15,870
Net effect of dilutive stock options	140	113	129	87

Weighted average common shares outstanding – Diluted	16,052	15,994	16,038	15,957

Options to purchase 416,450 shares of common stock, at prices ranging from $38.35 per share to $44.91 per share, were outstanding during the third quarter of fiscal 2006.  These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the three months ended December 31, 2005 and, therefore, the effect would be antidilutive.

8.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2005 through December 31, 2005:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2005	$239,145	$34,331	$273,476
Goodwill recognized in redemption of joint venture investor equity	—	476	476
Effect of exchange rate changes	(459)	—	(459)
Other	—	(338)	(338)
Balance, December 31, 2005	$238,686	$34,469	$273,155

9.  SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 25 operating locations and the Aftermarket Services segment consists of 15 operating locations at December 31, 2005.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer hydraulic, mechanical and electromechanical controls, such as high-lift actuation systems, main engine gearbox assemblies, accumulators and mechanical cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and various structural components. The segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselages, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004
Net sales:
Aerospace Systems	$141,606	$121,185	$416,130	$362,691
Aftermarket Services	46,136	44,892	134,335	127,054
Other	—	6,394	—	21,591
Elimination of inter-segment sales	(521)	(1,193)	(1,914)	(4,725)
	$187,221	$171,278	$548,551	$506,611

Income before income taxes:
Operating income (expense):
Aerospace Systems	$17,505	$13,533	$50,947	$39,442
Aftermarket Services	(127)	2,572	—	6,133
Other	—	(3,856)	—	(10,789)
Corporate	(4,175)	(3,435)	(10,797)	(9,645)
	13,203	8,814	40,150	25,141
Interest expense and other	3,086	3,189	9,445	9,656
	$10,117	$5,625	$30,705	$15,485

Depreciation and amortization:
Aerospace Systems	$5,607	$4,892	$16,621	$14,229
Aftermarket Services	2,482	2,131	7,317	6,294
Other	—	474	—	1,979
Corporate	41	33	105	108
	$8,130	$7,530	$24,043	$22,610

Capital expenditures:
Aerospace Systems	$3,337	$2,083	$8,491	$9,957
Aftermarket Services	3,210	1,654	8,496	3,550
Other	—	112	—	136
Corporate	268	22	301	56
	$6,815	$3,871	$17,288	$13,699

	DECEMBER 31, 2005	MARCH 31, 2005
Total Assets:
Aerospace Systems	$684,549	$687,277
Aftermarket Services	234,855	229,457
Corporate	23,432	20,981
	$942,836	$937,715

During the three months ended December 31, 2005 and 2004, the Company had foreign sales of $41,379 and $43,160, respectively.   During the nine-month periods ended December 31, 2005 and 2004, the Company had foreign sales of $126,417 and $115,737, respectively.

10.  DISCONTINUED OPERATIONS

Revenues from discontinued operations were $14,813 for the three months ended December 31, 2004.  Revenues from discontinued operations were $42,558 for the nine-month period ended December 31, 2004.  The loss from discontinued operations for the three months ended December 31, 2004 was $(6,080), net of income tax benefit of $(3,160).  The loss from discontinued operations for the nine-month period ended December 31, 2004 was $(4,549), net of income tax benefit of $(2,447).  Interest expense of $116 and $390 was allocated to the discontinued operations for the three- and nine-month periods ended December 31, 2004, respectively.  Such amounts are included in the income from discontinued operations for the three- and nine-month periods ended December 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments:  (i) Aerospace Systems, which designs, engineers and manufactures a wide range of components, assemblies and systems for aircraft manufacturers; and (ii) Aftermarket Services, which serves aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the repair and overhaul of aircraft components and accessories.  Financial highlights for the three months ended December 31, 2005 include:

•                  Net sales for the third quarter of fiscal 2006 increased 9.3% to $187.2 million

•                  Operating income in the third quarter of fiscal 2006 increased 49.8% to $13.2 million

•                  Income from continuing operations for the third quarter of fiscal 2006 increased 137.3% to $9.3 million

•                  Backlog increased 47.6% over prior year to $838.8 million

For the three months ended December 31, 2005, net sales totaled $187.2 million, a 9.3% increase from last year’s same quarter net sales of $171.3 million.  Income from continuing operations for the three months ended December 31, 2005 increased 137.3% to $9.3 million, or $0.58 per diluted common share, versus $3.9 million, or $0.25 per diluted common share for the same quarter of the prior year.  During the third fiscal quarter, we generated $19.2 million of cash flow from operating activities.

For the first nine months of fiscal 2006, net sales totaled $548.6 million, an 8.3% increase over net sales of $506.6 million last year.  Income from continuing operations for the first nine months of fiscal 2006 increased 115.4% to $23.6 million, or $1.47 per diluted common share, compared to income from continuing operations of $10.9 million, or $0.69 per diluted common share in the prior year period.  During the nine months, we generated $26.3 million of cash flow from operations.

RESULTS OF OPERATIONS

Realignment

During fiscal 2005, we exited the Industrial Gas Turbine (“IGT”) business, which had been included in the Other segment through March 31, 2005.  Effective March 31, 2005, any residual assets that were not sold were transferred to other facilities in our two remaining segments.

Three months ended December 31, 2005 compared to three months ended December 31, 2004

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Net Sales	$187,221	$171,278

Segment Operating Income	$17,378	$12,249
Corporate General and Administrative Expenses	(4,175)	(3,435)
Total Operating Income	13,203	8,814
Interest Expense and Other	3,086	3,189
Income Tax Expense	770	1,686
Income from Continuing Operations	9,347	3,939
Loss from Discontinued Operations	—	(6,080)
Net Income (Loss)	$9,347	$(2,141)

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $0.7 million, or 21.5%, to $4.2 million for the three months ended December 31, 2005 from $3.4 million for the three months ended December 31, 2004, primarily due to increases in compensation expense, healthcare and other costs associated with acquisitions that we pursued but did not complete.

Interest expense and other decreased by $0.1 million, or 3.2%, to $3.1 million for the three months ended December 31, 2005 from $3.2 million for the prior year period.  Lower average borrowings outstanding and lower foreign exchange transaction losses were mostly offset by increased interest rates on our variable rate debt.

The effective tax rate was 7.6% for the three months ended December 31, 2005 and 30.0% for the three months ended December 31, 2004.  The effective tax rates of 7.6% and 30.0% for the three months ended December 31, 2005 and 2004, respectively, vary from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.  Additionally, the third quarter of fiscal 2006 includes a $2.0 million reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed.

The discontinued operations were sold during fiscal 2005.  Loss from discontinued operations before income taxes was $9.2 million for the three months ended December 31, 2004.  The benefit for income taxes for discontinued operations was $3.2 million for the three months ended December 31, 2004.

Business Segment Performance

We have two reportable segments:  Aerospace Systems and Aftermarket Services.  The Aerospace Systems segment consists of our operations which manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, high-lift actuation systems, main engine gearbox assemblies, accumulators and mechanical control cables.  The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies.  Further, the segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselages, wings and flight control surface parts.  These products are sold to various aerospace OEMs on a global basis.

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

Business Segment Performance –Three months ended December 31, 2005 compared to three months ended December 31, 2004

	Three Months Ended December 31,		% Change	% of Total Sales
	2005	2004		2005	2004
	(dollars in thousands)
NET SALES
Aerospace Systems	$141,606	$121,185	16.9%	75.6%	70.8%
Aftermarket Services	46,136	44,892	2.8%	24.6%	26.2%
Other	—	6,394	(100.0)%	n/a	3.7%
Elimination of inter-segment sales	(521)	(1,193)	(56.3)%	(0.2)%	(0.7)%
Total Net Sales	$187,221	$171,278	9.3%	100.0%	100.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2005	2004		2005	2004
	(dollars in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$17,505	$13,533	29.4%	12.4%	11.2%
Aftermarket Services	(127)	2,572	(104.9)%	(0.3)%	5.7%
Other	—	(3,856)	(100.0)%	n/a	(60.3)%
Total Segment Operating Income	$17,378	$12,249	41.9%	9.3%	7.2%

Aerospace Systems: The Aerospace Systems segment net sales increased by $20.4 million, or 16.9%, to $141.6 million for the three months ended December 31, 2005 from $121.2 million for the three months ended December 31, 2004.  The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $4.0 million, or 29.4%, to $17.5 million for the three months ended December 31, 2005 from $13.5 million for the three months ended December 31, 2004.  Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses, incentive compensation expenses and litigation costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $1.2 million, or 2.8%, to $46.1 million for the three months ended December 31, 2005 from $44.9 million for the three months ended December 31, 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demand for the repair and overhaul of auxiliary power units as well as the brokering of similar units, offset by the loss of specific repair and overhaul business which is now being performed in-house by the customer.

Aftermarket Services segment operating income decreased by $2.7 million, or 104.9%, to a loss of $0.1 million for the three months ended December 31, 2005 from $2.6 million for the three months ended December 31, 2004.  The core growth in repair and overhaul service companies has been offset by increases in compensation expense, development costs incurred by the castings facility and new aerospace-related business associated with the Phoenix operations.

Other Segment: Effective March 31, 2005, we no longer have “Other” as a reportable segment.  As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities.  During the three months ended December 31, 2004, the Other segment had sales primarily related to its IGT operations of $6.4 million.  During the three months ended December 31, 2004, the Other segment incurred an operating loss of $3.9 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

	Nine Months Ended December 31,
	2005	2004
	(dollars in thousands)

Net Sales	$548,551	$506,611

Segment Operating Income	$50,947	$34,786
Corporate General and Administrative Expenses	(10,797)	(9,645)
Total Operating Income	40,150	25,141
Interest Expense and Other	9,445	9,656
Income Tax Expense	7,145	4,546
Income from Continuing Operations	23,560	10,939
Loss from Discontinued Operations	—	(4,549)
Net Income	$23,560	$6,390

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $1.2 million, or 11.9%, to $10.8 million for the nine months ended December 31, 2005 from $9.6 million for the nine months ended December 31, 2004, primarily due to rent expense and other costs associated with idle facilities as well as increased staffing, incentive compensation expense and costs associated with acquisitions that we pursued but did not complete, partially offset by decreased legal and regulatory costs.

Interest expense and other decreased by $0.2 million, or 2.2%, to $9.4 million for the nine months ended December 31, 2005 from $9.7 million for the prior year period.  This decrease was due to lower average borrowings outstanding and lower foreign exchange transaction losses mostly offset by increased interest rates on our variable rate debt.

The effective tax rate was 23.3% for the nine months ended December 31, 2005 and 29.4% for the nine months ended December 31, 2004.  The effective tax rates of 23.3% and 29.4% for the nine months ended December 31, 2005 and 2004, respectively, vary from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.  The first nine months of fiscal 2006 also includes a $2.0 million reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed.

The discontinued operations were sold during fiscal 2005.  Loss from discontinued operations before income taxes was $7.0 million for the nine months ended December 31, 2004.  The benefit from income taxes for discontinued operations was $2.4 million for the nine months ended December 31, 2004.

Business Segment Performance –Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

	Nine Months Ended December 31,		% Change	% of Total Sales
	2005	2004		2005	2004
	(dollars in thousands)
NET SALES
Aerospace Systems	$416,130	$362,691	14.7%	75.9%	71.6%
Aftermarket Services	134,335	127,054	5.7%	24.5%	25.1%
Other	—	21,591	(100.0)%	n/a	4.3%
Elimination of inter-segment sales	(1,914)	(4,725)	(59.5)%	(0.4)%	(1.0)%
Total Net Sales	$548,551	$506,611	8.3%	100.0%	100.0%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2005	2004		2005	2004
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$50,947	$39,442	29.2%	12.2%	10.9%
Aftermarket Services	—	6,133	(100.0)%	0.0%	4.8%
Other	—	(10,789)	(100.0)%	n/a	(50.0)%
Total Segment Operating Income	$50,947	$34,786	46.5%	9.3%	6.9%

Aerospace Systems: The Aerospace Systems segment net sales increased by $53.4 million, or 14.7%, to $416.1 million for the nine months ended December 31, 2005 from $362.7 million for the nine months ended December 31, 2004.  The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $11.5 million, or 29.2%, to $50.9 million for the nine months ended December 31, 2005 from $39.4 million for the nine months ended December 31, 2004.  Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses, incentive compensation expense and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $7.3 million, or 5.7%, to $134.3 million for the nine months ended December 31, 2005 from $127.1 million for the nine months ended December 31, 2004.  This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demand for our repair and overhaul services.

Aftermarket Services segment operating income decreased by $6.1 million, or 100%, to $0 for the nine months ended December 31, 2005 from $6.1 million for the nine months ended December 31, 2004.  The sales increases as discussed above have been offset by an increase in staffing, depreciation expense, losses associated with customer bankruptcies, compensation expense and costs incurred in developing products associated with new aerospace programs.

Other Segment: Effective March 31, 2005, we no longer have “Other” as a reportable segment.  As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities.  During the nine months ended December 31, 2004, the Other segment had sales primarily related to its IGT operations of $21.6 million.  During the nine months ended December 31, 2004, the Other segment incurred an operating loss of $10.8 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the nine month period ended December 31, 2005, we generated approximately $26.3 million of cash flows from operating activities, used approximately $29.9 million in investing activities and generated approximately $3.6 million from financing activities.

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250.0 million from $265.0 million, extend the maturity date to July 27, 2010 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at the option of the Company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility.  The Company may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.  As of December 31, 2005, $208.6 million was available under our Credit Facility.  On December 31, 2005, an aggregate amount of approximately $34.5 million was outstanding under the Credit Facility, $20.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 5.6% per annum, and $14.5 million of which was accruing interest at the overnight interest rate of 5.6% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

On July 27, 2005, the Company entered into Amendment No. 4 to the Note Purchase Agreement dated as of November 21, 2002.  The amendment reaffirms the Company’s covenants under the Note Purchase Agreement.

On November 29, 2005, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”). The proceeds of the 2005 Bonds of up to $6.3 million are being used to fund the expansion of one of the Company’s subsidiary’s facility and to retire the remaining outstanding bonds from the loan agreement dated May 5, 1997 with the City of Shelbyville, Indiana relating to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997.  The 2005 Bonds are due to mature on October 1, 2020 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 3.97% at December 31, 2005).

Capital expenditures were approximately $17.3 million for the nine month period ended December 31, 2005 and were primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $30.0 million for our fiscal year ending March 31, 2006.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for debt (principal and interest), leases and other obligations are as follows:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt-Principal (1)	$162,394	$8,074	$16,157	$50,545	$87,618
Debt-Interest (3)	41,545	7,281	13,212	11,420	9,632
Capital Lease Obligations (1)	7	7	0	0	0
Operating Leases	60,875	14,216	24,831	9,161	12,667
Purchase Obligations	154,342	128,496	25,674	105	67
Other Long Term Obligations (1) (2)	17,122	11,190	5,932	0	0
Total	$436,285	$169,264	$85,806	$71,231	$109,984

(1) Included in the Company’s balance sheet at December 31, 2005.

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

As of December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal nine months covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 3, 2006
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	February 3, 2006
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 3, 2006
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)