Form 10-K
period 2006-03-31
TRIUMPH GROUP INC /
filed 2006-06-07
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-12235

Triumph Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1550 Liberty Ridge Drive, Suite 100, Wayne, Pennsylvania  19087

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (610) 251-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one) Large accelerated filer ☐ Accelerated filer  ☒  Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

As of September 30, 2005, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $572,071,153. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2005. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, on May 31, 2006 was 16,129,905.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. in connection with our 2006 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.                 Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management’s beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management’s current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need. In addition to these factors and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight and the continuing impact of the September 11, 2001 attacks and international hostilities and terrorism. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1 of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

Triumph Group, Inc. was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as hydraulic, mechanical and electromechanical control systems, aircraft and engine accessories, structural components and assemblies, non-structural composite components, auxiliary power units, or APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and components, as well as commercial regional airlines and air cargo carriers.

Products and Services

We offer a variety of products and services to the aerospace industry through two groups of operating businesses.

Our Aerospace Systems Group consists of companies that service the full spectrum of aerospace customers, which include aerospace OEMs and the top-tier manufacturers who supply them and airlines, air cargo carriers, and domestic and foreign militaries. This group utilizes its capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace market. Most of our companies’ designs are proprietary. Customers typically return such systems to us for repairs and overhauls and spare parts. The systems that companies within this group design, engineer, build and repair include:

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

•       Monolithic floors, bulkheads and frames

•       Floor beams

•       Landing gear components and assemblies

•       Composite floor panels, environmental control system ducting and non-structural composite flight deck and other interior components

•       Bonded components

Our Aftermarket Services Group serves a diverse group of customers which includes airlines, air cargo carriers, domestic and foreign militaries and third-party repair and overhaul providers. This group operates the world’s largest independent APU repair and overhaul business and endeavors to be the vendor of choice for airborne structures and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, and Special Federal Aviation Regulation 36, or SFAR 36, proprietary repair procedures for the components we repair and overhaul. Companies in our aftermarket services group repair and overhaul various instruments and components for the aviation industry including:

•       APUs

•       Nacelles, thrust reversers and flight control surfaces

•       Constant speed drives, integrated drive generators and air-cycle machines

•       Cockpit instrumentation

•       Interior sidewalls, ceiling panels and overhead bins

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

The components that these companies manufacture, process, repair and overhaul for the aerospace gas turbine industry include:

•       Airfoil castings

•       Hot section components

•        Gas turbine engine stators

•        Blades and vanes

•        Engine seals

Proprietary Rights

We benefit from our proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer’s specifications or designs, thereby necessitating reliance on us for the production of such specially designed products. We also hold two SFAR 36 certifications that permit us to develop proprietary repair procedures to be used in some repair and overhaul processes.

We view our name and mark as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We develop and acquire new intellectual property on an ongoing basis and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operation or our financial position or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.

In our overhaul and repair businesses, OEMs of equipment that we maintain for our customers are increasingly including language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. There can be no assurance that OEMs will not try to enforce such claims including the possible use of legal proceedings. In that event, there can be no assurance that such actions will not be successful. We believe that our use of manufacture and repair manuals is lawful.

Raw Materials and Replacement Parts

We purchase raw materials, primarily consisting of extrusions, forgings, castings, aluminum and titanium sheets and shapes, from various vendors. We also purchase replacement parts which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our operations.

Operating Locations

We conduct our business through operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at June 1, 2006:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSPACE SYSTEMS GROUP
Construction Brevetees d’Alfortville	Construction Brevetees d’Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	56
Triumph Actuation Systems—Clemmons (1) Triumph Actuation Systems—Freeport (1)	Triumph Actuation Systems, LLC (formerly Frisby Aerospace, LLC)	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	217
Triumph Actuation Systems— Bloomfield (1) Triumph Actuation Systems—East Lyme Triumph Actuation Systems—Bethel	Triumph Actuation Systems—Connecticut, LLC (formerly HTD Aerospace, LLC)	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical aircraft components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	132
Triumph Actuation Systems— Valencia (1)	Triumph Actuation Systems—Valencia, Inc. (formerly EFS Aerospace, Inc.)	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators and complex valve packages.	Commercial, General Aviation, and Military OEMs.	164
Triumph Aerospace Systems—Seattle (formerly Triumph-Seattle)	Triumph Actuation Systems—Connecticut, LLC	Seattle, WA	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	17

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aerospace Systems—Wichita (1)	Triumph Aerospace Systems—Wichita, Inc. (formerly Lee Aerospace, Inc.)	Wichita, KS	Manufactures, repairs and installs aircraft windshields, side cockpit windows and cabin windows and manufactures control wheels, wings and fuselage sub-assemblies for the general aviation and business jet markets.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	109
Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including air control system ducting, floor panels, aisle stands and glareshields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	383
Triumph Controls—North Wales (1) Triumph Controls—Shelbyville	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	164
Triumph Fabrications—Fort Worth (1)	Triumph Fabrication—Fort Worth, Inc. (formerly Aerospace Technologies, Inc.)	Fort Worth, TX	Manufactures and repairs metallic/composite bonded components and assemblies.	Commercial and Military OEMs and Aftermarket.	124
Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc. (formerly Chem-Fab Corporation)	Hot Springs, AR	Produces complex sheet metal parts and sub-assemblies and performs chem-milling and other metal finishing processes.	Commercial, General Aviation, and Military OEMs.	343
Triumph Fabrications— Shelbyville (formerly K-T Corporation)	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	132

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Fabrications—San Diego(1) Triumph Fabrications—Phoenix (3)	Triumph Fabrications— San Diego, Inc. (formerly Triumph Components—San Diego, Inc.) Triumph Engineered Solutions, Inc.	El Cajon, CA Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces, and engine components.	Commercial, General Aviation and Military OEMs.	227
Triumph Gear Systems—Park City (1) Triumph Gear Systems—Macomb (1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Manufactures complex geared assemblies, highlift actuation systems, gears and other components, servicing the aerospace industry.	Commercial and Military OEMs and Aftermarket.	368
Triumph Northwest (formerly Northwest Industries)	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	33
Triumph Precision (formerly LA Gauge)	The Triumph Group Operations, Inc.	Sun Valley, CA	Manufactures ultra-precision machined components and assemblies to the aviation, defense, space and commercial industries.	Military and Medical OEMs.	41
Triumph Processing	Triumph Processing, Inc. (formerly DV Industries)	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	106
Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc. (formerly Nu-Tech Industries)	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	128
Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	336
Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializing in complex, high speed monolithic precision machining, turning, sub-assemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	141
Triumph Thermal Systems (1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	146

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AFTERMARKET SERVICES GROUP
Triumph Accessory Services (1)(2)	The Triumph Group Operations, Inc.	Wellington, KS	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	92
Triumph Air Repair (1)(2)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls APUs and related accessories.	Commercial, General Aviation and Military Aftermarket.	219
Triumph Airborne Structures (1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls thrust reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	124
Triumph Aviation Services—Asia	Triumph Aviation Services Asia Ltd.	Bangkok, Thailand	Designs, engineers, manufactures, repairs and overhauls complex aircraft operational components, such as auxiliary power units (APU), nacelles, constant speed drives, thrust reversers and related accessories.	Commercial Aftermarket.	3
Triumph Engines—Tempe (1) (formerly AMTI)	Triumph Engineered Solutions, Inc.	Tempe, AZ Chandler, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	124
Triumph Instruments—Burbank (1) (formerly Triumph Instruments & Avionics) Triumph Instruments—Teterboro (1) Triumph Instruments—Ft. Lauderdale (1) Triumph Instruments—Austin (1)	The Triumph Group Operations, Inc. Triumph Instruments—Tetterboro, Inc. (formerly Furst Aircraft, Inc.) Triumph Instruments, Inc. (formerly JDC Company)	Glendale, CA Tetterboro, NJ Ft. Lauderdale, FL Austin, TX	Repairs and overhauls aircraft instruments and avionics and serves as an authorized stocking distributor for a variety of aircraft components.	Commercial, General Aviation and Military Aftermarket.	153

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Interiors—Pittsburgh (1) Triumph Interiors—Dallas (1) Triumph Interiors—Portland (1) Triumph Interiors—Ireland (1)	Triumph Interiors, LLC Triumph Interiors Limited	Pittsburgh, PA Dallas, TX Portland, OR Shannon, Ireland	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels and overhead storage bins and manufactures a full line of PMA interior parts.	Commercial Aftermarket.	122
Triumph Logistics—Phoenix (formerly Triumph Aftermarket Services Division)	The Triumph Group Operations, Inc.	Phoenix, AZ	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Group Companies.	Commercial, General Aviation and Military Aftermarket.	22
Triumph Logistics—UK	Triumph Logistic (UK) Ltd. (formerly Triumph Aftermarket Services (Europe) Ltd.)	Hampshire, England	Provides distribution, exchange and lease programs for APUs, APU components and components supported by Triumph Group Companies.	Commercial Aftermarket.	3
Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	77
Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Repairs and overhauls aircraft ground support equipment used to support maintenance of U.S. military aircraft performed in Texas.	Military Aftermarket.	29

(1)             Designates FAA-certified repair station.

(2)             Designates SFAR 36 certification.

(3)             Triumph Fabrications—Phoenix was formerly part of AMTI (Triumph Engineered Solutions, Inc) and has become part of Triumph Fabrications—San Diego

Metals Processing and Distribution

Effective as of March 31, 2003, we designated our metals group as a discontinued operation in connection with a realignment of our operating structure. On December 31, 2004, we completed the sale of the metals group assets.

Sales and Marketing

While each of our operating companies maintain responsibility for company specific selling efforts through direct selling, Triumph Group, Inc. has developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and bundled repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also consolidated our selling activities in the Wichita, Kansas area through Triumph Wichita Support Center, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer’s changing needs and current trends in each market/geographic region in which we operate.

All three of these marketing organizations operate as the front-end of the selling process, establishing/maintaining relationships, identifying opportunities to leverage our brand, and providing a certain level of customer service for our customers. Each individual operating company is responsible for its own engineering and technical support, pricing, manufacturing and product support.

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

Our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $888 million, of which $827 million and $61 million relate to the Aerospace Systems group and the Aftermarket Services group, respectively, as of March 31, 2006 and $598 million, of which $569 million and $29 million relate to the Aerospace Systems group, and the Aftermarket Services group, respectively, as of March 31, 2005. We believe that purchase orders totaling approximately $272 million will not be shipped by March 31, 2007.

For the year ended March 31, 2006, the Boeing Company, or Boeing represented approximately 21.7% of the net sales. The loss of such customer could have material adverse impact on us.

United States and Foreign Operations

Our revenues from our continuing operations to customers in the United States for fiscal years 2006, 2005 and 2004 were approximately $592 million, $531 million and $473 million, respectively. Our revenues from our continuing operations to customers in all foreign countries for fiscal years 2006, 2005 and 2004 were approximately $168 million, $158 million and $135 million, respectively.

As of March 31, 2006, 2005 and 2004, our long-lived assets for our continuing operations located in the United States were approximately $566 million, $569 million and $547 million, respectively. As of March 31, 2006, 2005 and 2004, our long-lived assets for our continuing operations located in the European Union were approximately $7 million, $9 million and $10 million, respectively.

Competition

We compete primarily with the top-tier systems integrators and manufacturers that supply them, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft systems components and subassemblies. OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, therefore are less of a competitive force than before.

Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than us:  OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. Most low-cost carriers outsource their overhaul and repair activity to other aircraft operators as third parties. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

Participants in the aerospace industry compete primarily on the basis of price, breadth of technical capabilities, quality, turnaround time and volume capacity.

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

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Environmental Matters

Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency, or the EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future.

Certain of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc. (“IKON”) in connection with the acquisition by us of these facilities in 1993 from IKON. One of these facilities is connected with a site included on the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA’s database of potential Superfund sites. IKON’s indemnification covers us for losses we might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by us. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

As of March 31, 2006, we employed 4,152 persons, of whom 403 were management employees, 99 were sales and marketing personnel, 489 were technical personnel, 522 were administrative personnel and 2,639 were production workers.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 593 full-time employees. Currently, approximately 14.3% of our permanent employees are represented by labor unions and approximately 22.3% of net sales are derived from the facilities at which at least some employees are unionized. Three collective bargaining agreements will expire in the next 18 months. No work stoppage is expected at these locations. One of our subsidiaries is currently involved in administrative proceedings regarding a collective bargaining agreement that expired on February 28, 2001. Our inability to negotiate acceptable contracts with this or other labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Available Information

For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission. These filings may also be read and copied at the SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.     Risk Factors

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

Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations. A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2006. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by aircraft operators and OEMs or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

There has been a recovery in the commercial air travel to levels above those prior to the terrorist attacks of September 11, 2001 resulting in recovery of demand for commercial aerospace products and services. Nevertheless, as a result of market conditions since September 11, 2001, the financial condition of our airline customers has deteriorated and thereby introduced credit risk with some of our significant airline customers, as well as introducing negative implications for their ability to fund the acquisition of new aircraft for their fleet. The recent rise in energy costs has significantly increased the price of fuel to the airlines resulting in additional pressure on operating costs. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

Competitive pressures may adversely affect us. We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources:  OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than we have. Competitive pressures may materially adversely affect our operating revenues and, in turn, our business and financial condition.

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

The loss of our key customer could have a material adverse effect on us. For the year ended March 31, 2006, The Boeing Company, or Boeing, represented approximately 21.7% of net sales. For fiscal 2005, Boeing represented approximately 21.2% of net sales. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

We may be unable to successfully achieve “tier one” supplier status with OEMs, and we may be required to risk our capital to achieve “tier one” supplier status. Many OEMs are moving toward developing strategic partnerships with their larger suppliers, frequently called “tier one” suppliers. Each tier one supplier provides an array of integrated services including research and development, engineering purchasing, warehousing and assembly for OEM customers. We have been designated as a tier one supplier by some OEMs and are striving to achieve tier one status with other OEMs. In order to maintain or achieve tier one status, we may need to expand our existing capacities or capabilities, and there is no assurance that we will be able to do so. As we expand into the tier one supplier status, we are exposed to adverse litigation action by competitors whose market share is being diminished.

Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is borne by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing’s 787 and Airbus’ A380 are examples of two new aircraft programs in which our companies are competing in a product development process in order to obtain eventual long term production agreements. In the event that the aircraft fails to reach the full production stage, the investment that we have made in research and development and other start-up costs may not produce the anticipated return on investment.

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

Our expansion into international markets may increase credit and other risks. As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, capital investments in these business opportunities may entail additional currency risks, different legal and regulatory requirements and political considerations not associated with domestic markets.

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

We may not be successful in expanding our casting activities in the aerospace market.   This year, the casting business continued to transition its target market away from industrial gas turbine products and shifted its focus to the production of aerospace products. Such expansion will require additional capital expenditures. In addition, several OEMs are already operating with such newer materials and processes and, in certain cases, hold proprietary technology and patents. There can be no assurance that we will be able to successfully expand into the aerospace market.

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

Any exposure to environmental liabilities may adversely affect us. Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Some of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc. (“IKON”). One of these facilities is connected with a site included in the National Priorities List of Superfund sites maintained by the EPA. Another of these facilities is located on a site included in the EPA’s database of potential Superfund sites. The IKON indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to our acquisition from IKON in July 1993, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation. We are often indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we might otherwise incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Item 2.                 Properties

Our executive offices are located in Wayne, Pennsylvania, where we lease 9,139 square feet of space. In addition, as of April 1, 2006, we owned or leased the following facilities in which our operating locations are located:

		Square	Owned/
Location	Description	Footage	Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Chandler, AZ	Manufacturing facility/office	34,263	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bethel, CT	Office	1,650	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
Alfortville, France	Manufacturing facility/office	7,500	Leased
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	56,100	Leased
Wichita, KS	Manufacturing facility/office	117,000	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned

		Square	Owned/
Location	Description	Footage	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Redmond, WA	Manufacturing facility/office	19,404	Leased
Spokane, WA	Manufacturing facility/office	394,000	Owned
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	214,620	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Chandler, AZ	Casting facility/office	31,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,100	Owned
Glendale, CA	Instrument shop/warehouse/office	25,000	Leased
Hampshire, England	Repair and overhaul/office	11,915	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Shannon, Ireland	Production/warehouse/office	13,000	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Tetterboro, NJ	Repair and overhaul/office	13,000	Leased
Portland, OR	Production/office	17,311	Leased
Pittsburgh, PA	Production/warehouse/office	48,000	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Dallas, TX	Production/office	13,500	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased

We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.              Legal Proceedings

On July 9, 2004, Eaton Corporation and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC, certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law. In particular, the complaint alleges the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation.

On September 30, 2004, Frisby and the individual defendants filed separate responses to Eaton’s claims. Frisby filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina’s Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. We and Jeff Frisby moved to dismiss for lack of personal jurisdiction. A Special Master was appointed by the Court and discovery has begun, which has included written discovery responses, exchange of documents, and depositions.

On January 4, 2006, we, Frisby and Jeff Frisby filed a “Motion to Dismiss and for Sanctions Against Plaintiffs for Unlawfully Compensating [a] Fact Witness.”  Plaintiffs opposed this motion and filed their brief on January 31, 2006. Oral Argument was held before the Court on March 31, 2006. On March 31, 2006, the Court stayed the case pending the resolution of the issues relating to defendants’ motion to dismiss.

It is too early to determine what, if any, exposure to liability we and/or Frisby faces as a result of this lawsuit. We will continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute Frisby’s counterclaims.

The above allegations also relate to alleged conduct that is the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi. On January 22, 2004, a search warrant was executed on the offices of Frisby, in connection with this investigation. Frisby is cooperating with the investigation, which is continuing. We understand that neither we nor Frisby is currently the subject of this investigation.

One of our subsidiaries, Triumph Controls, LLC (“TCI”), has been a party to administrative proceedings before the National Labor Relations Board (the “NLRB”). In these proceedings, TCI’s Union has alleged certain unfair labor practices. During the pendency of the Union’s charges before the NLRB in Washington and the NLRB Regional Office in Philadelphia, TCI and the Union, with Regional Office participation, have engaged in discussion in an effort to resolve all pending NLRB matters. Any tentative resolution of pending NLRB matters by the parties is contingent upon a finalization of material documentation, formal motion, approval by the NLRB in Washington, and the Regional Office’s formal approval of the Union’s withdrawal of all pending unfair labor practice charges.

Item 4.              Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

Our Common Stock is traded on the New York Stock Exchange under the symbol “TGI.”  The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2005
1st Quarter	$35.00	$29.60
2nd Quarter	36.31	29.04
3rd Quarter	41.00	30.25
4th Quarter	40.62	35.35
Fiscal 2006
1st Quarter	$40.20	$30.72
2nd Quarter	42.71	32.92
3rd Quarter	39.65	33.18
4th Quarter	44.64	36.88

On May 31, 2006, the reported closing price for our Common Stock was $47.23. As of May 31, 2006, there were approximately 35 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 11,524 persons.

Dividend Policy

We have never declared or paid cash dividends on any class of our Common Stock. We currently intend to retain our earnings, if any, and reinvest them in the development of our business. Certain of our debt arrangements, including our revolving credit facility, prohibit us from paying dividends or making any distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee’s shares of capital stock upon termination of employment. See note 7 of “Notes to Consolidated Financial Statements.”

Equity Compensation Plan Information

The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 6.           Selected Financial Data

The following selected historical financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Fiscal Years Ended March 31,
	2006	2005(1)	2004(2)	2003(3)	2002(4)
	(in thousands, except per share data)
Operating Data:
Net sales	$760,421	$688,485	$608,315	$565,381	$565,343
Cost of products sold	562,621	517,706	454,047	398,258	385,392
Gross profit	197,800	170,779	154,268	167,123	179,951
Selling, general and administrative expense	109,675	106,821	89,418	72,113	70,251
Depreciation and amortization	32,038	30,528	28,237	24,387	20,546
Special charge	—	—	—	—	5,044
Operating income	56,087	33,430	36,613	70,623	84,110
Interest expense and other	12,519	13,025	12,212	12,365	12,773
Income from continuing operations, before income taxes	43,568	20,405	24,401	58,258	71,337
Income tax expense	9,053	4,596	4,991	20,682	22,220
Income from continuing operations	34,515	15,809	19,410	37,576	49,117
(Loss) income from discontinued operations	—	(4,381)	(1,188)	(859)	320
Net income	$34,515	$11,428	$18,222	$36,717	$49,437
Earnings per share:
Income from continuing operations:
Basic	$2.17	$1.00	$1.23	$2.37	$3.11
Diluted	$2.15	$0.99	$1.22	$2.36	$3.09
Shares used in computing earnings per share:
Basic	15,920	15,877	15,842	15,833	15,784
Diluted	16,060	15,971	15,918	15,924	15,918

	As of March 31,
Balance Sheet Data:	2006	2005(1)	2004(2)	2003(3)	2002(4)
	(in thousands)
Working capital	$245,362	$213,858	$257,274	$231,917	$197,933
Total assets	974,783	937,715	935,541	864,168	772,965
Long-term debt, including current portion	161,417	157,782	225,847	199,523	158,256
Total stockholders' equity	563,703	526,663	514,314	494,344	453,117

(1)   Results include $3.1 million of restructuring costs associated with ceasing the operations of the Company’s Phoenix Manufacturing Division of the Company’s Triumph Engineered Solutions subsidiary and the divestitures of the Company’s IGT repair division and the Wisconsin Manufacturing division of the Company’s Triumph Engineered Solutions subsidiary.  See Note 4 to the Consolidated Financial Statements.

(2)   Results include the acquisitions of Parker Hannifin’s United Aircraft Products Division and Rolls-Royce Gear Systems, Inc. from the date of each respective acquisition.  See Note 3 to the Consolidated Financial Statements.

(3)   Results include the acquisitions of the Ozone Assets, the Aerocell Assets, Furst and the assets of The Boeing Company’s Spokane Fabrication Operation from the date of each respective acquisition.

(4)   Results include the acquisition of EFS Aerospace, Inc. from the date of acquisition.  Results also include the $5.0 million write-off of design and development costs related to a new aircraft program, which did not go into production.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments:  (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build to print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul services of aircraft components and accessories manufactured by third parties. Financial highlights for fiscal 2006:

•       Net sales for fiscal year 2006 increased 10% to $760.4 million

•       Operating income in fiscal year 2006 increased 68% to $56.1 million

•       Income from continuing operations for fiscal year 2006 increased 118% to $34.5 million

•       Year end backlog reached a new record high of $887.8 million, up 48% over prior year.

For fiscal year 2006, net sales totaled $760.4 million, a 10% increase from fiscal year 2005 net sales of $688.5 million. Income from continuing operations for fiscal year 2006 increased 118% to $34.5 million, or $2.15 per diluted common share, versus $15.8 million, or $0.99 per diluted common share, for fiscal year 2005.

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2006, we generated approximately $40.4 million of cash flows from operating activities, used approximately $44.0 million in investing activities and generated approximately $4.6 million in financing activities.

We have recently received several important new contract awards including:

•       Our subsidiary, Triumph Actuation Systems, LLC (formerly Frisby Aerospace, LLC), has been awarded a contract by Saab Aerostructures to provide the Boeing 787 Large Cargo Door Actuation System (“LCDAS”).  The 787 LCDAS is a collaborative effort of multiple Triumph Group companies working to provide a system solution for the 787 program. The agreement has an estimated value of up to $300 million over the life of the program, however our year end backlog at March 31, 2006 does not include any value associated with this 787 program, as we do not currently have firm delivery dates.

•       Our subsidiary, Triumph Composite Systems, Inc., has been awarded a multi-year supply agreement with Vought Aircraft Industries, Inc., a structural integration partner in the Boeing 787 program. This agreement involves providing a wide variety of aerospace products, including composite ducting, machined metal parts and fittings, window assemblies, hydraulic tubing insulation and other section components in support of Vought’s workshare on the Boeing 787 aircraft. This award has an estimated value in excess of $200 million over the life of the 787 program, however our year end backlog at March 31, 2006 does not include any value associated with this 787 program, as we do not currently have firm delivery dates.

•       Our subsidiary, Triumph Structures-Los Angeles, Inc., has been awarded a Full Rate Production contract by BAE Systems, Inc. to supply 495 M777 155mm Lightweight Howitzer Gun Body units. This award has an estimated value of $54 million over the next four years. The M777 155mm Lightweight Howitzer is a towed artillery weapon, designed to provide fire support for light and medium U.S. Forces. Triumph Structures-Los Angeles has been providing the gun body units to BAE Systems under a Low Rate Initial Production contract for 94 guns.

OUTLOOK

Sales for fiscal 2007 are expected to grow to be in the range of $875 million to $925 million, and earnings per share for fiscal 2007 are expected to be between $2.40 to $2.70.

Our fiscal 2007 outlook is based on the following market assumptions:

•       The commercial jet aircraft market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share, and traditional airlines continue to improve their competitive position by lowering their cost structure through merger (USAirways/America West), bankruptcy (Delta Airlines) and restructuring (American Airlines). Some of the airline restructurings have led to increased outsourcing opportunies, benefiting our Aftermarket Services segment.

•       Aircraft seat miles, a key indicator of airline health, continued to improve, up 5% in calendar 2005, positively affecting our business. Finally, recent upward movement in airline ticket prices, which are being sustained, should help stabilize airlines’ financial position.

•       Air cargo continues to exhibit strong growth and financial stability, a key market segment for us given our product penetration with these carriers.

•       The major trends that shape the current military/defense environment include:  significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; and the need for low cost, assured access to space. The 2006 U.S. Department of Defense (“DoD”) authorization was approved in the fourth quarter of 2005 at a total level of $400 billion (excluding supplementals). Although under pressure, the DoD budget remains strong and focused on transformation. With this continued pressure on the budget the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs.

•       Deliveries of Airbus and Boeing large commercial aircraft are expected to be significantly higher in calendar 2006, compared to calendar 2005. Airbus and Boeing reported actual deliveries for calendar 2005 of 668 aircraft. Their deliveries for calendar 2006 are expected to increase by approximately 21%, to about 810 aircraft. Capacity in the global airline system, as measured by available seat miles (“ASMs”), is expected to continue to grow. We expect global ASM growth of about 3% in calendar 2006, compared to calendar 2005. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately proportionately with increases in capacity.

•       Total regional and business aircraft production is expected to be relatively flat in fiscal 2007, compared to fiscal 2006, as deliveries of business jets are expected to increase, offsetting the expected decrease in regional aircraft deliveries. In the regional aircraft market we expect to see growth in the 70-90 seat segment offset by continued weakness in the 50 seat products.

•       Military sales (OEM and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to be flat or grow in the low single digit range for calendar 2006, compared to calendar 2005.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005

	Year Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net Sales	$760,421	$688,485
Segment Operating Income	70,594	46,684
Corporate General and Administrative Expenses	(14,507)	(13,254)
Total Operating Income	56,087	33,430
Interest Expense and Other	12,519	13,025
Income Tax Expense	9,053	4,596
Income from Continuing Operations	34,515	15,809
Loss from Discontinued Operations	—	(4,381)
Net Income	$34,515	$11,428

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $1.3 million, or 9.5%, to $14.5 million for fiscal 2006 from $13.3 million for fiscal 2005, primarily due to rent expense and other costs associated with idle facilities as well as increased staffing, incentive compensation expense and costs associated with acquisitions that we pursued but did not complete, partially offset by decreased regulatory costs.

Interest expense and other decreased by $0.5 million, or 3.9%, to $12.5 million for fiscal 2006 from $13.0 million for fiscal 2005. This decrease was primarily due to a reduction in average borrowings outstanding and less foreign exchange losses, partially offset by increased interest rates on our Credit Facility and industrial revenue bonds, and higher imputed interest on our liability related to our purchase of the revenue sharing program position on the CFM56.

The effective tax rate was 20.8% for fiscal 2006 and 22.5% for fiscal 2005. The fiscal 2006 and 2005 effective tax rates vary from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion. Fiscal 2006 also includes a $2.0 million reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed and a $2.2 million reduction of income tax expense resulting from completion of income tax audits.

Loss from discontinued operations before income taxes was $7.1 million for fiscal 2005. The benefit for income taxes from discontinued operations was $2.7 million in fiscal 2005. During fiscal 2005, we sold substantially all of the assets and certain liabilities of our metals businesses (“Metals”) for cash proceeds of $17.1 million and recorded a $10.0 million loss on the sale of these businesses. The businesses that comprise the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services.

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

The effective tax rate was 22.5% for fiscal 2005 and 20.5% for fiscal 2004. The fiscal 2005 and 2004 effective tax rates vary from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income (ETI) Exclusion.

Loss from discontinued operations before income taxes was $7.1 million for fiscal 2005 compared with a loss from discontinued operations before income taxes of $1.8 million for fiscal 2004, resulting in a change of $5.2 million, due to a loss on the sale of the assets of $10.0 million partially offset by operating profits primarily resulting from higher selling prices due to the increased global demand for steel. The benefit for income taxes from discontinued operations was $2.7 million in fiscal 2005 compared to a benefit of $0.7 million in fiscal 2004.

Business Segment Performance

We are a major supplier to the aerospace industry and have two operating segments:  (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build to print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul services of aircraft components and accessories manufactured by third parties. Our Aerospace Systems segment consists of 25 operating locations, and the Aftermarket Services segment consists of 16 operating locations at March 31, 2006. Prior to its elimination on March 31, 2005, due to the shutdown, sale or transfer of assets to our other operating segments, we had a third operating segment, known as the Other segment, which consisted of 4 operating locations.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts. These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services operations repair and overhaul thrust reversers, nacelle components and other aerostructures. The Aftermarket Services operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

The Other segment’s operations and assets, primarily comprised of the Industrial Gas Turbine (“IGT”) businesses, manufactured or repaired and overhauled IGT components, primarily for OEMs and power generation equipment operators, and applied high temperature coatings for both internal and external customers. These operations and assets have been sold, liquidated, or re-deployed to the other two remaining segments, and were not a reportable segment after March 31, 2005.

Business Segment Performance—
Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005

	Year Ended March 31,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(Dollars in thousands)
NET SALES
Aerospace Systems	$578,324	$495,425	16.7%	76.1%	72.0%
Aftermarket Services	184,978	172,958	6.9%	24.3%	25.1%
Other	0	26,560	(100.0)%	n/a	3.9%
Elimination of inter-segment sales	(2,881)	(6,458)	55.4%	(0.4)%	(1.0)%
Total Net Sales	$760,421	$688,485	10.4%	100.0%	100.0%

	Year Ended March 31,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(Dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$72,766	$54,046	34.6%	12.6%	10.9%
Aftermarket Services	(2,172)	7,627	(128.5)%	(1.2)%	4.4%
Other	0	(14,989)	100.0%	n/a	(56.4)%
Total Segment Operating Income	$70,594	$46,684	51.2%	9.3%	6.8%

Aerospace Systems:   The Aerospace Systems segment net sales increased by $82.9 million, or 16.7%, to $578.3 million for fiscal 2006 from $495.4 million for fiscal 2005. The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $18.7 million, or 34.6%, to $72.8 million for fiscal 2006 from $54.0 million for fiscal 2005. Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses, incentive compensation expense and increased investments in research and development costs.

Aftermarket Services:   The Aftermarket Services segment net sales increased by $12.0 million, or 6.9%, to $185.0 million for fiscal 2006 from $173.0 million for fiscal 2005. This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demands for our repair and overhaul services.

Aftermarket Services segment operating income decreased by $9.8 million, or 128.5%, to a loss of $2.2 million for fiscal 2006 from income of $7.6 million for fiscal 2005. Operating income decreased primarily due to an increase in staffing, depreciation expense, losses associated with customer bankruptcies, compensation expense, costs incurred in developing products associated with new aerospace programs and costs associated with the construction of our new Thailand maintenance and repair facility.

Other Segment:   Effective March 31, 2005, we no longer have “Other” as a reportable segment. As of March 31, 2005 the Other segment operations had ceased and any residual assets were transferred to other Company facilities. During the year ended March 31, 2005, the Other segment had sales primarily related to its IGT operations of $26.6 million. During the year ended March 31, 2005, the Other segment incurred an operating loss of $15.0 million primarily as a result from falling sales to both OEMs and power generation equipment operators in the IGT market.

Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004

	Year Ended March 31,		%	% of Total Sales
	2005	2004	Change	2005	2004
	(Dollars in thousands)
NET SALES
Aerospace Systems	$495,425	$418,587	18.4%	72.0%	68.8%
Aftermarket Services	172,958	147,531	17.2%	25.1%	24.3%
Other	26,560	46,388	(42.7)%	3.9%	7.6%
Elimination of inter-segment sales	(6,458)	(4,191)	54.1%	(1.0)%	(0.7)%
Total Net Sales	$688,485	$608,315	13.2%	100.0%	100.0%

	Year Ended March 31,		%	% of Segment Sales
	2005	2004	Change	2005	2004
	(Dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$54,046	$52,602	2.7%	10.9%	12.6%
Aftermarket Services	7,627	12,735	(40.1)%	4.4%	8.6%
Other	(14,989)	(19,099)	21.5%	(56.4)%	(41.2)%
Total Segment Operating Income	$46,684	$46,238	1.0%	6.8%	7.6%

Aerospace Systems:   The Aerospace Systems segment net sales increased by $76.8 million, or 18.4%, to $495.4 million for fiscal 2005 from $418.6 million for fiscal 2004. The increase was due to the sales increase of $45.4 million associated with the acquisitions of Parker Hannifin’s United Aircraft Products Division, renamed Triumph Thermal Systems, in May 2003 and Rolls-Royce Gear Systems, Inc., renamed Triumph Gear Systems, Inc., from Rolls-Royce North America Venture I Inc. in January 2004 (collectively, the “2004 Acquisitions”) completed in fiscal 2004; and an increase in same store sales of $31.4 million due to the increased manufacturing of large structural precision components and assemblies for the aerospace and ground defense markets and cabin windows for the general aviation and corporate jet market as a result of customer demand related to increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $1.4 million, or 2.7%, to $54.0 million for fiscal 2005 from $52.6 million for fiscal 2004. Operating income increased due to the 2004 Acquisitions as discussed above, which showed a year over year increase of approximately $6.3 million, partially offset by increases in healthcare costs, research and development and depreciation and amortization expenses and legal expenses associated with the trade secret litigation totaling approximately $2.8 million.

Aftermarket Services:   The Aftermarket Services segment net sales increased by $25.4 million, or 17.2%, to $173.0 million for fiscal 2005 from $147.5 million for fiscal 2004. This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand which created increased demand for the repair and overhaul of auxiliary power units as well as the brokering of similar units; and the inclusion of the net sales of the casting business (formerly a part of the Other segment) in this segment. Since we made a decision to exit the IGT market, the casting business has transitioned its target market away from IGT products and shifted its focus to the production of aerospace products in fiscal 2005. Accordingly, the fiscal 2005 results of the casting business are included in the Aftermarket Services segment. The fiscal 2004 results of the casting business are included in the Other segment. These actions are collectively referred to in this discussion as the “Casting Business Realignment”.

Aftermarket Services segment operating income decreased by $5.1 million, or 40.1%, to $7.6 million for fiscal 2005 from $12.7 million for fiscal 2004. This decrease was due to the $3.9 million operating loss of the casting business in fiscal 2005 as a result of the Casting Business Realignment; and an increase in staffing, healthcare and other costs associated with the increase in business activity.

Other Segment:   The Other segment net sales decreased by $19.8 million, or 42.7%, to $26.6 million for fiscal 2005 from $46.4 million for fiscal 2004. This was a result of our decision to exit the IGT business and stop taking sales orders relative to this particular market.

The Other segment incurred an operating loss of $15.0 million for fiscal 2005 compared to an operating loss of $19.1 million for fiscal 2004. This improvement was primarily due to the effect of the Casting Business Realignment, which included a $6.1 million operating loss of the casting business in fiscal 2004. Significant charges and costs of $3.1 million associated with the restructuring steps taken to exit the IGT business were incurred in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the year ended March 31, 2006, we generated approximately $40.4 million of cash flows from operating activities, used approximately $44.0 million in investing activities and generated approximately $4.6 million in financing activities.

During fiscal 2006, we amended and restated our existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250.0 million from $265.0 million, extend the maturity date to July 27, 2010 and amend certain other terms and covenants. The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at our option. The applicable interest rate is based upon our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, we are required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. We may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit. Our obligations under the Credit Facility are guaranteed by our subsidiaries. As of March 31, 2006, $211.9 million was available under our Credit Facility. On March 31, 2006, an aggregate amount of approximately $31.8 million was outstanding under the Credit Facility, $20.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.0% per annum, and $11.8 million of which was accruing interest at the overnight interest rate of 6.2% per annum. Amounts repaid under the Credit Facility may be reborrowed.

During fiscal 2006, we entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”). The proceeds of the 2005 Bonds of up to $6.3 million are being used to fund the expansion of one of our subsidiary’s facilities and to retire the remaining outstanding bonds from the loan agreement dated May 5, 1997 with the City of Shelbyville, Indiana relating to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997. The 2005 Bonds are due to mature on October 1, 2020 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 4.1% at March 31, 2006).

Capital expenditures were approximately $28.8 million for the fiscal year ended March 31, 2006 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be $45.0 to $50.0 million for our fiscal year ending March 31, 2007. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

During fiscal 2006, we prepaid $2.8 million of principal of the Senior Notes as a result of cash proceeds from the sale of TriWestern Metals as prescribed by the amended note purchase agreement. See note 18 of “Notes to Consolidated Financial Statements”.

During fiscal 2006, we paid $14.2 million related to a contract signed with General Electric to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. We expect to pay approximately $12.7 million in additional consideration through April 2007 related to the contract. The cash paid was funded by borrowings under our Credit Facility. See note 3 of “Notes to Consolidated Financial Statements”.

On December 15, 1998, we announced a program to repurchase up to 500,000 shares of our common stock. From the inception of the program through March 31, 2006, we have repurchased a total of 279,200 shares for a total purchase price of $6.9 million.

In April 2006, we acquired all of the assets of Excel Manufacturing, Inc., renamed Triumph Structures—Wichita, which is located in Wichita, Kansas. In May 2006, we acquired substantially all of the assets of Air Excellence International, Inc., renamed Triumph Interiors, which is headquartered in Pittsburgh, Pennsylvania. The combined purchase price for these assets, which was paid in cash at the closings of approximately $39.5 million, was funded by borrowings under our Credit Facility.

Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt-Principal(1)	$161,417	$8,078	$16,161	$47,901	$89,277
Debt-Interest(3)	41,545	7,281	13,212	11,420	9,632
Operating Lease Obligations	61,908	11,393	26,923	10,053	13,539
Purchase Obligations	170,378	142,292	27,904	115	67
Other Long Term Obligations(1)(2)	14,373	11,321	3,052	0	0
Total	$449,621	$180,365	$87,252	$69,489	$112,515

(1)          Included in our balance sheet at March 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see note 2 of “Notes to Consolidated Financial Statements.”

Allowance for Doubtful Accounts

Trade receivables are presented net of an allowance for doubtful accounts. In determining the appropriate allowance, we consider a combination of factors, such as industry trends, our customers’ financial strength and credit standing, and payment and default history. The calculation of the required allowance requires a judgment as to the impact of these and other factors on the ultimate realization of our trade receivables. We believe that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

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

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (“SFAS No. 142”) goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2006 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” which adopts language from the International Accounting Standards Board’s (“IASB”) International Accounting Standard No. 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123R, using the modified-prospective transition method beginning on April 1, 2006, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to March 31, 2006 over their service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as currently required. The Company estimates it will record pre-tax share-based compensation expense of approximately $1.8 million in fiscal 2007. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2007, changes in valuation assumptions, the market price of the Company’s common stock, among other things and, as a result, the actual pre-tax share-based compensation expense in fiscal 2007 may differ from the Company’s current estimate. See note 2 of “Notes to Consolidated Financial Statements” for the pro forma effects.

MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including our revolving credit facility. We try to manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 7 of  “Notes to Consolidated Financial Statements”.

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2006. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2005.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	There- after	Total
Fixed rate cash flows (in thousands)	$8,012	$8,007	$8,007	$8,007	$8,007	$84,389	$124,429
Weighted average interest rate (%)	5.59	5.59	5.59	5.59	5.59	5.97
Variable rate cash flows (in thousands)	$66	$72	$75	$62	$31,825	$4,888	$36,988
Weighted average interest rate (%)	7.11	7.11	7.11	7.11	6.08	4.09

There are no other significant market risk exposures.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management’s beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management’s current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in “Item 1A. Risk Factors”.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

See discussion in Item 7.

Item 8.              Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 6, 2006

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2006	2005
ASSETS
Current assets:
Cash	$5,698	$4,844
Accounts receivable, less allowance for doubtful accounts of $3,703 and $5,282 .	147,780	127,942
Inventories	235,878	217,234
Deferred income taxes	6,868	5,422
Prepaid expenses and other	4,894	3,887
Total current assets .	401,118	359,329
Property and equipment, net .	237,325	234,123
Goodwill	272,737	273,476
Intangible assets, net	49,424	56,227
Other, net .	14,179	14,560
Total assets	$974,783	$937,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,995	$65,211
Accrued expenses	68,488	75,598
Income taxes payable	5,195	2,922
Current portion of long-term debt	8,078	1,740
Total current liabilities	155,756	145,471
Long-term debt, less current portion	153,339	156,042
Deferred income taxes and other	101,985	109,539

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,027,324 shares issued	16	16
Capital in excess of par value	260,124	259,448
Treasury stock, at cost, 18,311 and 123,160 shares	(455)	(3,057)
Accumulated other comprehensive (loss) income	(162)	306
Retained earnings .	304,180	269,950
Total stockholders’ equity .	563,703	526,663
Total liabilities and stockholders’ equity	$974,783	$937,715

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2006	2005	2004
Net sales	$760,421	$688,485	$608,315
Operating costs and expenses:
Cost of products sold	562,621	517,706	454,047
Selling, general and administrative	109,675	106,821	89,418
Depreciation and amortization	32,038	30,528	28,237
	704,334	655,055	571,702
Operating income	56,087	33,430	36,613
Interest expense and other	12,519	13,025	12,212
Income from continuing operations before income taxes	43,568	20,405	24,401
Income tax expense	9,053	4,596	4,991
Income from continuing operations	34,515	15,809	19,410
Loss from discontinued operations, net	—	(4,381)	(1,188)
Net income	$34,515	$11,428	$18,222
Earnings per share—basic:
Income from continuing operations	$2.17	$1.00	$1.23
Loss from discontinued operations, net	—	(0.28)	(0.07)
Net income	$2.17	$0.72	$1.15 *
Weighted average common shares outstanding—basic	15,920	15,877	15,842
Earnings per share—diluted:
Income from continuing operations	$2.15	$0.99	$1.22
Loss from discontinued operations, net	—	(0.27)	(0.07)
Net income	$2.15	$0.72	$1.14 *
Weighted average common shares outstanding—diluted	16,060	15,971	15,918

*Difference due to rounding.

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Common	Capital in		Other
	Stock	Excess of	Treasury	Comprehensive	Retained
	All Classes	Par Value	Stock	(Loss) Income	Earnings	Total
Balance at March 31, 2003	$16	$258,675	$(4,549)	$(98)	$240,300	$494,344
Net income					18,222	18,222
Foreign currency translation adjustment				865		865
Minimum pension liability adjustment, net of income taxes of $98 ..				(161)		(161)
Total comprehensive income.						18,926
Exercise of options to purchase common stock		(57)	397			340
Other		704				704
Balance at March 31, 2004	16	259,322	(4,152)	606	258,522	514,314
Net income.					11,428	11,428
Foreign currency translation adjustment				516		516
Minimum pension liability adjustment, net of income taxes of $500				(816)		(816)
Total comprehensive income						11,128
Exercise of options to purchase common stock.		(11)	1,095			1,084
Other		137				137

Balance at March 31, 2005	16	259,448	(3,057)	306	269,950	526,663
Net income					34,515	34,515
Foreign currency translation adjustment				(699)		(699)
Minimum pension liability adjustment, net of income tax benefit of $140.				169		169
Unrealized gain on securities, net of income taxes of $37.				62		62
Total comprehensive income						34,047
Exercise of options to purchase common stock		(3)	2,602		(285)	2,314
Other		679				679
Balance at March 31, 2006	$16	$260,124	$(455)	$(162)	$304,180	$563,703

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2006	2005	2004
Operating Activities
Net income	$34,515	$11,428	$18,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,038	30,528	28,237
Loss on sale of discontinued operations	—	9,960	—
Non-cash impairment charges	—	2,272	—
Other amortization included in interest expense	748	777	473
Provision for doubtful accounts receivable	1,090	2,074	3,675
Provision for deferred income taxes	(489)	2,723	6,518
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(21,042)	(6,955)	(9,919)
Inventories	(17,604)	(10,954)	(930)
Prepaid expenses and other current assets	(962)	1,027	(11)
Accounts payable, accrued expenses and income taxes payable	6,792	30,211	(1,816)
Changes in discontinued operations	—	(7,545)	2,035
Other	5,285	(551)	(837)
Net cash provided by operating activities	40,371	64,995	45,647
Investing Activities
Capital expenditures	(28,777)	(18,602)	(25,446)
Proceeds from sale of assets and businesses	114	26,949	1,095
Cash used for businesses and intangible assets acquired	(15,351)	(7,057)	(50,036)
Net cash (used in) provided by investing activities	(44,014)	1,290	(74,387)
Financing Activities
Net increase (decrease) in revolving credit facility	5,575	(40,371)	34,159
Proceeds from issuance of long-term debt	4,888	—	—
Repayment and retirement of debt and capital lease obligations	(6,828)	(27,689)	(7,903)
Payment of deferred financing cost	(1,317)	(1,310)	—
Proceeds from exercise of stock options	2,314	1,084	340
Net cash provided by (used in) financing activities	4,632	(68,286)	26,596
Effect of exchange rate changes on cash	(135)	79	327
Net change in cash	854	(1,922)	(1,817)
Cash at beginning of year	4,844	6,766	8,583
Cash at end of year	$5,698	$4,844	$6,766

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

Triumph Group, Inc. (“Triumph”) is a Delaware corporation which, through its operating subsidiaries, designs, engineers and manufactures products for the global aerospace original equipment manufacturers (“OEMs”) of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. The Company’s operations are organized into two segments based on the products and services that each provides.

The Company’s revenue is generated from the design, engineering, manufacture, repair, overhaul and distribution of aircraft components, such as mechanical and electromechanical control systems, aircraft and engine accessories, structural components, auxiliary power units, commonly referred to as APUs, avionics and aircraft instruments. The Company’s repair and overhaul revenues are derived from services on APUs, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units for both commercial airlines and OEMs. Further, the Company provides precision machining services primarily to various OEMs for other sub-assembly components manufactured from refractory and other metals for the aerospace and defense industries. The structural components revenues are derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication on aircraft wings, fuselages and skins for aircraft produced by OEMs such as Boeing and Cessna. The Company also manufactures metallic and composite bonded honeycomb assemblies for fuselage, wings and flight control surface parts for airlines and other aircraft operators. The flight controls and instrumentation revenues are derived from designing and engineering mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies and mechanical cable for OEMs and commercial airlines. The Company also performs repair and overhaul services, and supplies spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

Repair services generally involve the replacement of parts and/or the remanufacture of parts, which are similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

The Company’s trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 17% and 15% of total accounts receivable as of March 31, 2006 and 2005, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2006 were $165,265, or 22% of net sales, of which $131,544 and $33,721 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2005 were $146,229 or 21% of net sales, of which $117,939 and $28,290 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2004 were $132,972, or 22% of net sales, of which $110,155 and $22,809 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Inventories

Inventories are stated at the lower of cost or market using the average cost or specific identification methods. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. The Company believes that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

Property and Equipment

Property and equipment, which includes equipment under capital lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the initial lease term if shorter in the case of leasehold improvements, by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39-1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).

Goodwill and Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2006 and 2005 and determined that there was no impairment.

Intangible assets cost and accumulated amortization at March 31, 2006 were $83,459 and $34,035, respectively. Intangible assets cost and accumulated amortization at March 31, 2005 were $83,077 and $26,850, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2006 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at March 31, 2006 had a weighted-average life of 13.3 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2006 were $69,452 and $24,631 respectively, and at March 31, 2005 were $69,232 and $18,325, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at March 31, 2006 were $14,007 and $9,404, respectively, and at March 31, 2005 were $13,845 and $8,525, respectively. Amortization expense for the fiscal years ended March 31, 2006, 2005, and 2004 was $7,185, $5,300 and $4,531, respectively. Amortization expense for the five fiscal years succeeding March 31, 2006 by year is expected to be as follows: 2007: $6,988; 2008: $6,947; 2009: $6,807; 2010: $6,572; 2011: $4,781.

Revenue Recognition

Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue, principally representing repair, maintenance and overhaul services in our Aftermarket Services segment, are recognized over the contractual period or as services are rendered and repaired parts are shipped. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues. The Company’s policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience.

Shipping and Handling Costs

The cost of shipping and handling products is included in cost of products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expense

Research and development expense was approximately $7,988, $8,322 and $7,434 for the years ended March 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The financial statements of the Company’s French subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2006 and 2005, accumulated comprehensive income resulting from foreign currency translation was $1,225 and $1,924, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

Income Taxes

In accordance with provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” which adopts language from the International Accounting Standards Board’s (“IASB”) International Accounting Standard No. 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123R, using the modified-prospective transition method beginning on April 1, 2006, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to March 31, 2006 over their service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as currently required. The Company estimates it will record pre-tax share-based compensation expense of approximately $1,800 million in fiscal 2007. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2007, changes in valuation assumptions, the market price of the Company’s common stock, among other things and, as a result, the actual pre-tax share-based compensation expense in fiscal 2007 may differ from the Company’s current estimate.

Stock-Based Compensation

Through March 31, 2006, the Company used the accounting method set forth in Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. As previously noted, the Company will begin expensing stock options beginning on April 1, 2006 in accordance with SFAS No. 123R.

In April 2005, the Compensation Committee of the Company’s Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company’s financial performance during fiscal 2006. Also on the same date, the Compensation Committee of the Board of Directors of the Company granted to the same group of executives and employees options to purchase 113,750 shares of the Company’s common stock at an exercise price of $30.74 per share. In April 2006, 54,898 restricted shares were earned following the determination of net earnings per share for fiscal 2006. The restricted shares are subject to forfeiture should the grantee’s employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value.

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

Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0% for 2006, 3.8% for 2005 and 3.7% for 2004; no dividends; a volatility factor of the expected market price of the Company’s Common stock of .42, .41 and .39 for 2006, 2005 and 2004, respectively, and a weighted-average expected life of the options of 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of pro forma disclosures, the weighted average fair value of the options ($14.25 for the 2006 issuance, $15.04 for the 2005 issuance and $14.24 for the 2004 issuance) is amortized to expense over the options’ assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Net Income and Earnings Per Share

	Year ended March 31,
	2006	2005	2004
Net income, as reported	$34,515	$11,428	$18,222
Stock-based employee compensation cost, net of related tax effects, included in reported net income	430	—	168
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(3,590)	(2,038)	(1,946)
Pro forma net income	$31,355	$9,390	$16,444
Earnings per share—basic:
Net income, as reported	$2.17	$0.72	$1.15
Pro forma net income	$1.97	$0.59	$1.04
Earnings pers share—diluted:
Net income, as reported	$2.15	$0.72	$1.14
Pro forma net income	$1.96	$0.59	$1.04

3.   ACQUISITIONS

Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into a contract with General Electric (“GE”) to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount estimated at approximately $32,124, subject to adjustment, of which $14,233 and $5,154 was paid during fiscal 2006 and fiscal 2005, respectively. At March 31, 2006, the remaining payable to GE of $12,737 is included in the balance sheet in accrued expenses and deferred income taxes and other in the amounts of $10,189 and $2,548, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,124, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $2,808 and $702 of this intangible asset during fiscal 2006 and fiscal 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

3.   ACQUISITIONS (Continued)

In May 2003, the Company acquired certain assets of Parker Hannifin’s United Aircraft Products Division, which are being operated by the Company’s Triumph Thermal Systems, Inc. subsidiary. In January 2004, the Company acquired from Rolls-Royce North America Venture I Inc. all of the outstanding stock of Rolls-Royce Gear Systems, Inc., which was renamed Triumph Gear Systems, Inc. (collectively, the “2004 Acquisitions”). The Company acquired the assets of Triumph Thermal Systems, Inc. to expand its product line offerings to its control systems customers. Located in Forrest, Ohio, these assets are used in conjunction with the design, development, manufacture and sale of thermal transfer systems for the aerospace industry. Products include plate fin, tubular, and surface heat exchangers, liquid cooling systems, electronic cooling systems, oil reservoirs and high temperature bleed air environmental control system heat exchangers. The Company acquired Triumph Gear Systems, Inc. to expand its product line offerings in geared and high-lift systems and acquire the design and engineering capabilities for these products. Located in Park City, Utah, this subsidiary specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators and gear-driven actuators and gears for the aerospace industry. Primary products include aircraft and engine mounted accessory drives, utility actuation components and systems, high-lift actuation systems and flight control actuators for both civil and military application. The subsidiary also operates a FAA and JAA certified repair and overhaul center in Park City. Also as part of the transaction, the Company and Rolls-Royce have entered into exclusive long-term supply agreements for all Rolls-Royce related business. The combined purchase price of the 2004 Acquisitions of $66,158 includes cash paid at the closings, liabilities assumed and direct costs of the transactions. The excess of the combined purchase price over the preliminary estimated fair value of the combined net assets acquired of $15,194 was recorded as goodwill, all of which is tax-deductible. The purchase price of the acquisition of Triumph Gear Systems, Inc., was increased by $1,653 in the second quarter of fiscal 2005 related to the final negotiation of the values on the closing balance sheet. Also, during fiscal 2005, the Company recorded other net purchase price adjustments totaling $4,712 primarily due to the valuation of inventory on the opening balance sheet. In the second half of fiscal 2005, the Company further adjusted its estimate of the purchase price by recording an additional $14,435 related to losses associated with long-term supply agreements that were assumed in the transaction. In addition, the Company has identified intangible assets valued at approximately $2,210 comprised of customer relationships totaling $1,930 with an estimated life of 15 years and backlog totaling $280, with an estimated life of 2 years. These adjustments have resulted in a net increase in goodwill of $5,579, net of deferred tax of $3,587. The purchase price may be further adjusted pending the outcome of the remaining open items associated with the long-term supply agreements that were assumed in the transaction. The Company has recorded its best estimate of the liability under the long-term supply agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

3.   ACQUISITIONS (Continued)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2004 Acquisitions recorded in each respective acquisition:

Cash	$1
Accounts receivable	8,895
Inventory	12,542
Prepaids and other	234
Property and equipment	33,174
Goodwill	15,194
Intangible assets	2,385
Deferred tax assets	3,978
Total assets	$76,403

Accounts payable	$3,449
Accrued expenses	8,771
Other long-term liability	13,794
Total liabilities	$26,014

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their dates of acquisition. These acquisitions were funded by the Company’s long-term borrowings in place at the date of each respective acquisition.

The following unaudited pro forma information for the fiscal year ended March 31, 2004 has been prepared assuming the 2004 Acquisitions had occurred on April 1, 2003. The pro forma information for the fiscal year ended March 31, 2004 is as follows:  Net sales: $648,173; Net income: $21,096; Net income per share—basic: $1.33; Net income per share—diluted: $1.33.

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

4.   DIVESTITURES AND RESTRUCTURING

During the second quarter of fiscal 2005, the Company incurred fixed asset impairment charges of $1,140 related to IGT tooling and leasehold improvements in a facility that the Company determined it would no longer use as part of its restructuring activities. During the third quarter of fiscal 2005, the Company incurred fixed asset and intangible impairment charges of $678 and $119, respectively. Also in the third quarter, the Company sold its IGT repair division and its plasma spray coating businesses. During the fourth quarter of fiscal 2005, the Company recorded an intangible asset impairment charge of $201 and sold its Wisconsin Manufacturing division and other non-core assets. The net proceeds from the sale of these businesses and assets approximated the net book value, after considering the asset impairment adjustments. The proceeds from the sales resulted in cash receipts of $8,850 and a promissory note in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

amount of $860 to be paid over one year. In addition to the asset impairments, the Company incurred $774 of cash expenses related to the realignment.

5.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	March 31,
	2006	2005
Raw materials	$27,005	$24,053
Manufactured and purchased components	81,149	77,773
Work-in-process	85,597	69,356
Finished goods	42,127	46,052
Total inventories	$235,878	$217,234

6.   INCOME TAXES

The components of income tax expense are as follows:

	Year ended March 31,
	2006	2005	2004
Current:
Federal	$8,565	$981	$(2,517)
State	977	892	990
	9,542	1,873	(1,527)
Deferred:
Federal	1,199	2,406	5,525
State	(1688)	317	993
	(489)	2,723	6,518
	$9,053	$4,596	$4,991

Income tax expense for the Company’s foreign operations, which is included in the above amounts, for fiscal years 2006, 2005 and 2004 was $487, $736 and $524, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	3.9	5.7
Miscellaneous permanent items and nondeductible accruals	0.3	0.6	0.2
Research and development tax credit	(2.1)	(4.5)	(7.3)
Extraterritorial income (ETI) exclusion tax benefits	(4.1)	(8.7)	(7.2)
Other	(10.1)	(3.8)	(5.9)
Effective income tax rate	20.8%	22.5%	20.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6.   INCOME TAXES (Continued)

Included in “Other” in fiscal 2006 is approximately $4,111, which includes $2,161 related to favorable tax adjustments resulting from the completion of income tax audits through fiscal year 2004 and $1,950 which resulted from an adjustment to the state effective income tax rate at which reversals of temporary differences will be taxed. The state effective income tax rate was reduced as a result of the implementation of certain tax planning strategies, which resulted in a change in the mix of taxable income across the different state taxing jurisdictions in which the Company operates. Included in “Other” in fiscal 2004 is approximately $2,000 of favorable tax adjustments resulting from the completion of income tax audits through fiscal year 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes.

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,029	$315
Accounts receivable	1,603	1,780
Accruals and reserves	10,002	8,385
Other	1,033	1,210
	13,667	11,690
Deferred tax liabilities:
Property and equipment	48,466	49,900
Other assets	30,361	27,734
Inventory	3,987	3,437
Prepaid expenses and other	2,409	2,262
	85,223	83,333
Net deferred tax liabilities	$71,556	$71,643

As of March 31, 2006, the Company has a federal net operating loss carryforward expiring in 14 years.

Net income taxes paid (received) during the years ended March 31, 2006, 2005 and 2004 were $6,979, $(7,233) and  $724, respectively.

7.   LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2006	2005
Senior notes	$124,424	$127,191
Revolving credit facility	31,825	26,250
Subordinated promissory notes	—	1,250
Other debt	5,168	3,091
	161,417	157,782
Less current portion	8,078	1,740
	$153,339	$156,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7.   LONG-TERM DEBT (Continued)

In December 2002, the Company issued two classes of Senior Notes: $80,000 of Class A notes and $70,000 of Class B notes. The Class A notes carry a fixed rate of interest of 6.06% and mature on December 2, 2012. The Class B notes carry a fixed rate of interest of 5.59% and mature in seven annual installments of $10,000 starting on December 2, 2006 through December 2, 2012. The proceeds of the Senior Notes were used to pay down the Company’s revolving credit facility (“Credit Facility”). Effective March 31, 2005, the Company amended the Senior Notes to change certain terms and covenants. The interest rate may increase up to an additional 0.63% if certain conditions arise. During fiscal 2005, the Company prepaid $22,809 of principal of the Senior Notes with cash proceeds from the sales of Tri-Western Metals and Kilroy Structural Steel (collectively, “Metals”—see Note 18) and the IGT businesses sold (see Note 4) as prescribed by the amended note purchase agreement. In May 2005, an additional $2,767 of principal was prepaid with additional cash proceeds received from the above sales.

On July 27, 2005, the Company amended and restated its Credit Facility to reduce the Credit Facility to $250,000 from $265,000, extend the maturity date to July 27, 2010 and amend certain other terms and covenants. The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus up to 0.25% or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility. The Company may allocate up to $30,000 of the available Credit Facility for the issuance of letters of credit of which $6,324 and $9,246 was used at March 31, 2006 and 2005, respectively. The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries. At March 31, 2006 and 2005, the effective interest rate on borrowings under the Credit Facility was 6.1% and 4.4%, respectively. At March 31, 2006, $211,851 of additional borrowings were available under the Credit Facility.

On November 29, 2005, the Company entered into a loan agreement with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”). The proceeds of the 2005 Bonds of up to $6,300 are being used to fund the expansion of one of the Company’s subsidiary’s facilities and to retire the remaining outstanding bonds from the loan agreement dated May 5, 1997 with the City of Shelbyville, Indiana relating to the City of Shelbyville, Indiana Adjustable Rate Economic Development Revenue Bonds, Series 1997. The 2005 Bonds are due to mature on October 1, 2020 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 4.09% at March 31, 2006).

In conjunction with the acquisition of Triumph Actuation Systems—Valencia, Inc. (formerly EFS Aerospace, Inc.), the Company assumed $10,000 of seller financing with an interest rate of 6% with principal payments due through the maturity date of October 2005. In March 2003, the Company renegotiated the $5,000 contingent subordinated promissory note to a $2,500 non-contingent subordinated promissory note payable in two annual installments of $1,250 on each of October 12, 2003 and 2004.

The indentures under the debt agreements described above contain restrictions and covenants which include limitations on the Company’s ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7.   LONG-TERM DEBT (Continued)

The fair value of the Company’s Credit Facility and senior notes approximate their carrying values. The fair value of the subordinated promissory notes approximated their carrying value at March 31, 2006.

Maturities of long-term debt are as follows: 2007—$8,078; 2008—$8,079; 2009—$8,082; 2010—$8,069; 2011—$39,832; thereafter, $89,277 through 2020.

Interest paid on indebtedness during the years ended March 31, 2006, 2005, and 2004 amounted to $11,379, $12,480, and $12,972, respectively.

8.   STOCKHOLDERS’ EQUITY

The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions.

The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2006 and 2005, no shares of preferred stock were outstanding.

The Company has Class D common stock of $.001 par value, 6,000,000 shares authorized.  At March 31, 2006 and 2005, no shares of Class D common stock were outstanding.

9.   EARNINGS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2006	2005	2004
	(thousands)
Weighted average common shares outstanding—basic	15,920	15,877	15,842
Net effect of dilutive stock options	140	94	76
Weighted average common shares outstanding—diluted	16,060	15,971	15,918

Options to purchase 254,950 shares of Common stock, at prices ranging from $43.13 per share to $44.91 per share, were outstanding during fiscal 2006. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common stock during the twelve months ended March 31, 2006 and, therefore, the effect would be antidilutive.

10.   EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.   EMPLOYEE BENEFIT PLANS (Continued)

funds. Company matching contributions vest immediately and aggregated $3,619, $3,314, and $3,061 for the years ended March 31, 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans

The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering union employees generally provide benefit payments of stated amounts for each year of service. The Company also sponsors an unfunded supplemental executive retirement plan (“SERP”) that provides retirement benefits to certain key employees. The Company uses a December 31 measurement date for its union plans and March 31 for its SERP. Amortization of prior service cost and unrecognized net (gains) or losses are recognized on a straight-line basis over the average remaining service period of active employees. The following table sets forth the Company’s consolidated defined benefit pension plans for its union employees as of December 31, 2005 and 2004 and its SERP as of March 31, 2006 and 2005, and the amounts recorded in the Consolidated Balance Sheet at March 31, 2006 and 2005. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the plans includes both the qualified and non-qualified plans.

	March 31,
	2006	2005
Change in Projected Benefit Obligations:
Projected benefit obligation at beginning of year	$10,933	$8,732
Service cost.	175	173
Interest cost.	616	552
Actuarial (gains) losses	(126)	1,614
Benefits paid	(148)	(138)
Projected benefit obligation at end of year.	$11,450	$10,933
Accumulated benefit obligation at
end of year	$10,980	$10,482

	March 31,
	2006	2005
Weighted-Average Assumptions Used to Determine Benefit Obligations at End of Year:
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.   EMPLOYEE BENEFIT PLANS (Continued)

	March 31,
	2006	2005
Change in Plan Assets:
Fair value of plan assets at beginning of year	$4,424	$3,587
Actual return on plan assets	398	434
Expenses.	(101)	(104)
Company contributions.	645	645
Benefits paid.	(148)	(138)
Fair value of plan assets at end of year.	$5,218	$4,424
Funded Status (Underfunded):
Funded status.	$(6,232)	$(6,509)
Unrecognized net actuarial loss.	2,770	3,061
Unrecognized prior service cost.	1,657	2,121
Net amount recognized	$(1,805)	$(1,327)
Amounts Recognized in the Balance Sheet Consist of:
Intangible asset	$1,657	$2,121
Accrued benefit liability.	(5,762)	(6,057)
Accumulated other comprehensive loss.	2,300	2,609
Net amount recognized	$(1,805)	$(1,327)

Included in other comprehensive income at March 31, 2006 and 2005 is a minimum pension liability of $1,449, net of $851 of deferred income taxes, and $1,618, net of $991 of deferred income taxes, respectively.

The components of net periodic pension cost for fiscal years 2006, 2005 and 2004 are as follows:

	Year Ended March 31,
	2006	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$234	$188	$164
Interest cost	616	552	510
Expected return on plan assets.	(371)	(309)	(253)
Amortization of prior service cost	465	464	465
Amortization of net loss	179	77	64
Total net periodic pension cost	$1,123	$972	$950
Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate.	5.75%	6.25%	6.75%
Expected long-term rate on assets.	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.   EMPLOYEE BENEFIT PLANS (Continued)

Expected Pension Benefit Payments

Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2007	$197
2008	223
2009	2,993
2010	2,902
2011	524
2012-2016	1,927

The table below sets forth the Company’s target asset allocation for fiscal 2007 and the actual asset allocations at March 31, 2006 and 2005.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2007	2006	2005
Equity securities	40–70%	65%	65%
Fixed income securities	25–40%	35%	35%
Other.	0–10%	0%	0%
Total.		100%	100%

Investment Policy and Strategy

The policy, as established by the benefits committee (“Committee”), is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The assets will be reallocated periodically, but in no event less than every six months, to meet the above target allocations. The investment policy will be reviewed on a regular basis, in conjunction with an investment advisor, to determine if the policy should be changed.

Determination of Expected Long-term Rate of Return

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% to 6%. Based on historical experience, the Committee expects that the plans’ asset managers will provide a modest (0.5% to 1.0% per annum) premium to their respective market benchmark indices.

Anticipated Contributions to Defined Benefit Plans

The Company expects to contribute approximately $400 to its pension plans during fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.   EMPLOYEE BENEFIT PLANS (Continued)

Stock Incentive Plans

The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s Common stock at the fair market value at the time of the grant. Options generally vest over three to four years and expire ten years from the date of the grant.

		Weighted Average
Summary of Stock Option Activity	Options	Exercise Price
Balance, March 31, 2003	814,017	$34.85
Granted	301,000	$32.85
Exercised.	(16,000)	$21.23
Forfeited.	(64,050)	$38.21
Balance, March 31, 2004	1,034,967	$34.28
Granted	20,500	$33.09
Exercised.	(44,100)	$24.58
Forfeited.	(51,500)	$37.15
Balance, March 31, 2005	959,867	$34.54
Granted	124,750	$30.74
Exercised.	(104,849)	$22.08
Forfeited.	(35,672)	$38.29
Balance, March 31, 2006	944,096	$35.28

Summary of Stock Options Outstanding at March 31, 2006

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contractual	Weighted Average		Weighted Average
Exercise Price Range	Number	Life (Yrs.)	Exercise Price	Number	Exercise Price
$19.00	43,367	0.6	$19.00	43,367	$19.00
$24.63-$26.44	96,284	3.3	$25.98	96,284	$25.98
$30.74-$34.29	388,995	7.8	$32.25	265,841	$32.90
$38.35	160,500	5.1	$38.35	160,500	$38.35
$43.13-$44.91	254,950	4.5	$44.26	254,950	$44.26
	944,096			820,942

At March 31, 2006 and 2005, 1,514,949 shares and 1,609,500 shares of Common stock, respectively, were available for issuance under the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11.   ACCRUED EXPENSES

Accrued expenses are composed of the following items:

	March 31,
	2006	2005
Accrued compensation	$23,736	$23,216
Accrued payable relating to CFM56 Contract	10,868	14,230
All other	33,884	38,152
Total accrued expenses	$68,488	$75,598

12.   LEASES

At March 31, 2006, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2007—$11,393; 2008—$12,466; 2009—$14,457; 2010—$5,336; 2011—$4,717; thereafter, $13,539 through 2021. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

At March 31, 2006, future minimum sublease rentals are as follows: 2007—$542; 2008—$542; 2009—$562; 2010—$654; 2011—$669; thereafter, $3,841 through 2018.

Total rental expense was $12,891, $13,791 and $14,130 for the years ended March 31, 2006, 2005 and 2004, respectively.

13.   PROPERTY AND EQUIPMENT

Net property and equipment at March 31, 2006 and 2005 is:

	March 31,
	2006	2005
Land	$18,187	$17,635
Buildings and improvements	113,365	109,820
Machinery and equipment	245,538	222,794
	377,090	350,249
Less accumulated depreciation	139,765	116,126
	$237,325	$234,123

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 was $24,853, $25,228 and $23,706, respectively, which includes depreciation of assets under capital lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

14.   GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2005 through March 31, 2006 and from March 31, 2004 through March 31, 2005:

	Aerospace Systems	Aftermarket Services	Total
Fiscal 2006
Balance at beginning of year	$239,145	$34,331	$273,476
Purchase price allocation adjustments	(157)	(338)	(495)
Effect of exchange rate changes and other	(338)	94	(244)
Balance at end of year	$238,650	$34,087	$272,737
Fiscal 2005
Balance at beginning of year	$233,290	$34,331	$267,621
Purchase price allocation adjustments	5,579	—	5,579
Effect of exchange rate changes	276	—	276
Balance at end of year	$239,145	$34,331	$273,476

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

15.   COMMITMENTS AND CONTINGENCIES

Certain of the Company’s business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. The Company is indemnified for environmental liabilities related to assets purchased from IKON Office Solutions, Inc. (formerly Alco Standard Corporation) which existed prior to the acquisition of the assets in July 1993. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

The Company is involved in certain litigation matters arising out of its normal business activities. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition or operating results of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.   COLLECTIVE BARGAINING AGREEMENTS

Approximately 14% of the Company’s labor force is covered under collective bargaining agreements. These collective bargaining agreements expire over the next several years including one operating location which is currently in administrative proceedings regarding a collective bargaining agreement that expired on February 28, 2001. The collective bargaining agreement that expired represents approximately 1% of the Company’s labor force.

17.   SEGMENTS

We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build to print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul services of aircraft components and accessories manufactured by third parties. Our Aerospace Systems segment consists of 25 operating locations, and the Aftermarket Services segment consists of 16 operating locations at March 31, 2006. The Other segment consisted of 4 operating locations prior to the elimination of this segment at March 31, 2005 due to the shutdown, sale or transfer of assets to our other operating segments.

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

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment’s operations repair and overhaul thrust reversers, nacelle components and other aerostructures. The segment’s operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

The Other segment’s operations and assets, primarily comprised of the IGT businesses, manufactured or repaired and overhauled IGT components, primarily for OEMs and power generation equipment operators, and applied high temperature coatings for both internal and external customers. These operations and assets have been sold, liquidated, or re-deployed to the other two remaining segments, and are no longer a reportable segment after March 31, 2005.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

17.   SEGMENTS (Continued)

The Company evaluates performance and allocates resources based on operating income of each reportable segment, rather than at the operating location level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2).

Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2006	2005	2004
Net sales:
Aerospace systems.	$578,324	$495,425	$418,587
Aftermarket services	184,978	172,958	147,531
Other	-	26,560	46,388
Elimination of inter-segment sales.	(2,881)	(6,458)	(4,191)
	$760,421	$688,485	$608,315
Income before income taxes:
Operating income (loss):
Aerospace systems.	$72,766	$54,046	$52,602
Aftermarket services	(2,172)	7,627	12,735
Other	—	(14,989)	(19,099)
Corporate	(14,507)	(13,254)	(9,625)
	56,087	33,430	36,613
Interest expense and other.	12,519	13,025	12,212
	$43,568	$20,405	$24,401
Depreciation and amortization:
Aerospace systems.	$21,981	$19,681	$16,433
Aftermarket services .	9,904	8,426	7,433
Other	—	2,276	4,249
Corporate	153	145	122
	$32,038	$30,528	$28,237
Capital expenditures:
Aerospace systems.	$16,156	$12,060	$16,183
Aftermarket services	12,248	6,018	5,741
Other	—	462	3,206
Corporate	373	62	316
	$28,777	$18,602	$25,446

	March 31, 2006	March 31, 2005
Total assets:
Aerospace systems.	$711,070	$687,277
Aftermarket services	239,129	229,457
Corporate	24,584	20,981
	$974,783	$937,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

17.   SEGMENTS (Continued)

During fiscal years 2006, 2005 and 2004, the Company had foreign sales of $168,139, $157,781 and $135,189, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

18.   DISCONTINUED OPERATIONS

During fiscal 2005, the Company sold substantially all of the assets and certain liabilities of the former Metals segment (“Metals”) for cash proceeds of $17,072 and recorded a $9,960 loss on the sale of these businesses. The businesses that comprised the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. The Company had historically stated that it would retain Metals due to its positive cash flows which were used to fund the growth of its aviation businesses. However, the Company decided to focus on its core capabilities in aviation and sell Metals. For business segment reporting, Metals was previously reported as a separate segment. Revenues from the Metals businesses were $42,558 and $44,989 for the years ended March 31, 2005 and 2004, respectively. The loss from discontinued operations for the years ended March 31, 2005 and 2004 was $(4,381), net of income tax benefit of $(2,700), and $(1,188), net of income tax benefit of $(654), respectively. Interest expense of $390 and $528 was allocated to Metals for the years ended March 31, 2005 and 2004, respectively, based upon the actual borrowings of the operations. Such amounts are included in the loss from discontinued operations of those years.

Inventories were stated at the lower of cost (first-in, first-out method) or market. Inventories were comprised primarily of raw materials.

Total rent expense was $632 and $935 for the years ended March 31, 2005 and 2004, respectively.

Depreciation expense for each of the years ended March 31, 2005 and 2004 was $0. Capital expenditures for the years ended March 31, 2005 and 2004 were $148 and $320, respectively.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2006				Fiscal 2005 (1)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
			(7)	(8)	(2)	(2)(3)	(4)(5)	(4)
Net sales	$177,697	$183,633	$187,221	$211,870	$165,353	$169,980	$171,278	$181,874
Gross profit (6)	42,494	41,645	43,952	48,638	33,708	37,951	38,822	38,768
Net income (loss)	7,169	7,044	9,347	10,955	2,859	5,672	(2,141)	5,038
Earnings per share:
Net income—basic	0.45	0.44	0.59	0.69	0.18	0.36	(0.13)	0.32
Net income—diluted	0.45	0.44	0.58	0.68	0.18	0.36	(0.13)	0.31

(1)           In fiscal 2005, the Company sold Tri-Western Metals and the Company’s IGT repair business during the third fiscal quarter and sold the Wisconsin Manufacturing Division of Triumph Engineered Solutions during the fourth fiscal quarter.

(2)           The results for the first and second quarters of fiscal 2005 include the aggregate effect of charges to earnings of $1,002 related to decisions made regarding the recoverability of customer accounts receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

(3)           The results for the second quarter of fiscal 2005 includes the aggregate effect of charges to earnings of $1,340 related to impairments of leasehold improvements that related to a facility that was closed, tooling and other fixed assets.

(4)           The results for the third and fourth quarters of fiscal 2005 include the aggregate effect of charges to earnings of $1,929 related to restructuring charges associated with the exit from the IGT market (see Note 4) and $2,035 related to inventory write-downs.

(5)           The results for the third quarter of fiscal 2005 include the effects of the loss on the sale of the discontinued operations. See Note 18.

(6)           Gross profit includes depreciation.

(7)           Includes a $1,950 reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed.

(8)           Includes a $2,161 reduction of income tax expense resulting from completion of income tax audits.

20.   SUBSEQUENT EVENT

In April 2006, the Company acquired all of the assets of Excel Manufacturing, Inc., through the Company’s subsidiary, Triumph Structures—Wichita, Inc., which is located in Wichita, Kansas. In May 2006, the Company acquired substantially all of the assets of Air Excellence International, Inc., through the Company’s subsidiary, Triumph Interiors, LLC, which is headquartered in Pittsburgh, Pennsylvania. The Company acquired the business now operated by Triumph Structures—Wichita to strengthen its product offerings to its major airframe customers. Triumph Structures—Wichita manufactures aircraft structural components specializing in complex precision machining, subassemblies and sheet-metal fabrication, primarily for major aviation and aerospace clients. Machining includes high-speed milling, conventional computer numerical control (CNC) machining, multi-axis CNC turning, water-jet machining and manual machining services. Triumph Structures—Wichita uses the latest state-of-the-art, high-speed machining processes and equipment to produce complex aircraft monolithic components, giving its customers a product made from one piece rather than the conventional metal assemblies. The Company acquired the business now operated by Triumph Interiors to expand its products and services supplied by its Aftermarket Services Group, and to provide integrated interior solutions to the airline industry and maintenance service providers. Triumph Interiors is an integrated provider of aircraft interior and refurbishment services and a manufacturer of FAA-PMA approved plastic and metal components for aircraft interiors. Triumph Interiors specializes in refurbishment of sidewalls, ceiling panels, overhead bins, lavatories and bin doors and manufactures over 2,000 FAA-PMA aircraft interior components, including window shades, window framing, and lighting covers. Triumph Interiors operates FAA/EASA approved repair stations in Pittsburgh, Dallas, Portland and Shannon, Ireland. The combined purchase price, which was paid in cash at the closings of approximately $39,493, was funded by borrowings under the Company’s Credit Facility.

TRIUMPH GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions) (2)	Balance at end of year
For year ended March 31, 2006:			(14)
Allowance for doubtful accounts receivable	$5,282	1,090	(2,655)	$3,703
For year ended March 31, 2005:			546
Allowance for doubtful accounts receivable	$7,293	2,074	(4,631)	$5,282
For year ended March 31, 2004:			1,152
Allowance for doubtful accounts receivable	$5,140	3,675	(2,674)	$7,293

(1)          Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of the Parker Hannifin’s United Aircraft Products Division and Triumph Gear Systems, Inc.

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

As of March 31, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Triumph Group, Inc. (“Triumph”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Triumph’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Triumph’s management assessed the effectiveness of Triumph’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2006.

Triumph’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of Triumph’s internal control over financial reporting. This report appears on page 64.

/s/ RICHARD C. ILL
Richard C. Ill
President and
Chief Executive Officer

/s/ JOHN R. BARTHOLDSON
John R. Bartholdson
Senior Executive Vice President,
Chief Financial Officer & Treasurer

/s/ KEVIN E. KINDIG
Kevin E. Kindig
Vice President and Controller

June 6, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of Triumph Group, Inc.

We have audited management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 of Triumph Group, Inc. and our report dated June 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 6, 2006

Changes in Internal Control Over Financial Reporting

In addition to management’s evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC’s rules regarding management’s report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures.

Item 9B.               Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

Directors

The information required for directors is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Proposal No. 1—Election of Directors” and is incorporated herein by reference.

Executive Officers

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	63	President and Chief Executive Officer	July 1, 1993
John R. Bartholdson	61	Senior Vice President, Chief	July 1, 1993
		Financial Officer and Treasurer
Lawrence J. Resnick	48	Senior Vice President—Operations	April 1, 2004
John B. Wright, II	52	Vice President, General Counsel	July 12, 2004
		and Secretary
Kevin E. Kindig	49	Vice President and Controller	April 1, 1999

Richard C. Ill has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a director of P.H. Glatfelter Company, Airgas Inc. and Baker Industries and a member of the advisory board of Outward Bound, USA.

John R. Bartholdson has been our Senior Vice President, Chief Financial Officer and Treasurer and a director since 1993. Mr. Bartholdson is on the board of trustees of Old Mutual Advisor Funds, Old Mutual Advisor Funds II, Old Mutual Insurance Series Fund, ING Clarion Real Estate Income Fund, and ING Clarion Global Real Estate Income Fund and is chairman of the audit committees and serves on the compensation committees of each of these funds. Mr. Bartholdson also serves on the Philadelphia/Washington Advisory Board of FM Global.

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

Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required regarding Section 16(a) beneficial ownership reporting compliance is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Section  16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct

The information required regarding our Code of Business Conduct is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Proposal No. 1—Election of Directors” and is incorporated herein by reference.

Item 11.      Executive Compensation

The information required regarding executive compensation is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required regarding security ownership is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Security Ownership of Principal Stockholders and Management” and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information required regarding certain relationships and related transactions is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

The information required regarding principal accountant fees and services is included in our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on July 27, 2006, under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)    Financial Statements

(1)   The following consolidated financial statements are included in Item 8 of this report:

(2)   The following financial statement schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	61

All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

(3)   The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Lawrence J. Resnick.(3)
10.4	Employment Agreement with John B. Wright, II.(4)
10.5	Amended and Restated Directors’ Stock Option Plan.(2)
10.6	2004 Stock Incentive Plan.(5)
10.7

Amended and Restated Credit Agreement dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the other Banks party thereto.(6)

10.8	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(7)
10.9	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(8)
10.10	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.(3)
10.11	Second Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(9)
10.12	Third Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(10)
10.13	Fourth Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and B Senior Notes.(6)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)          Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders.

(3)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(4)          Incorporated by referenced to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)          Incorporated by reference to our Current Report on Form 8-K dated July 27, 2005.

(7)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2004.

(9)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(10)   Incorporated by reference to our Current Report on Form 8-K dated May 9, 2005.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: June 7, 2006	By:	/s/ RICHARD C. ILL
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

/s/ RICHARD C. ILL	President, Chief Executive Officer and	June 7, 2006
Richard C. Ill	Director (Principal Executive Officer)
/s/ JOHN R. BARTHOLDSON	Senior Vice President, Chief Financial	June 7, 2006
John R. Bartholdson	Officer, Treasurer and Director (Principal Financial Officer)
/s/ KEVIN E. KINDIG	Vice President and Controller (Principal	June 7, 2006
Kevin E. Kindig	Accounting Officer)
/s/ WILLIAM O. ALBERTINI	Director	June 7, 2006
William O. Albertini
/s/ RICHARD C. GOZON	Director	June 7, 2006
Richard C. Gozon
/s/ CLAUDE F. KRONK	Director	June 7, 2006
Claude F. Kronk
/s/ GEORGE SIMPSON	Director	June 7, 2006
George Simpson
/s/ TERRY D. STINSON	Director	June 7, 2006
Terry D. Stinson

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
10.1	Employment Agreement with Richard C. Ill.(3)
10.2	Employment Agreement with John R. Bartholdson.(3)
10.3	Employment Agreement with Lawrence J. Resnick.(3)
10.4	Employment Agreement with John B. Wright, II.(4)
10.5	Amended and Restated Directors’ Stock Option Plan.(2)
10.6	2004 Stock Incentive Plan.(5)
10.7

Amended and Restated Credit Agreement dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(6)

10.8	Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(7)
10.9	First Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(8)
10.10	Triumph Group, Inc. Supplemental Executive Retirement Plan effective November 1, 2003.(3)
10.11	Second Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(9)
10.12	Third Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and Series B Senior Notes.(10)
10.13	Fourth Amendment to Note Purchase Agreement dated November 21, 2002 in the aggregate amount of $150 million in Series A and B Senior Notes.(6)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)          Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders.

(3)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(4)          Incorporated by referenced to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)          Incorporated by reference to our Current Report on Form 8-K dated July 27, 2005.

(7)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2004.

(9)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(10)   Incorporated by reference to our Current Report on Form 8-K dated May 9, 2005.

*                    Filed herewith.