Form 10-Q
period 2006-06-30
TRIUMPH GROUP INC /
filed 2006-08-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-12235

TRIUMPH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1550 Liberty Ridge, Suite 100
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.001 per share, 16,143,713 shares as of June 30, 2006.

TRIUMPH GROUP, INC.
INDEX

Part I.  Financial Information

      Item 1.  Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	JUNE 30,	MARCH 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash	$5,435	$5,698
Accounts receivable, net	150,769	147,780
Inventories	258,104	235,878
Deferred income taxes	6,868	6,868
Prepaid expenses and other	4,708	4,894
Total current assets	425,884	401,118

Property and equipment, net	256,253	237,325

Goodwill	298,136	272,737
Intangible assets, net	50,922	49,424
Other, net	14,089	14,179

Total assets	$1,045,284	$974,783

Triumph Group, Inc.
Consolidated Balance Sheets (continued)
(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2006	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,825	$73,995
Accrued expenses	63,313	68,488
Income taxes payable	6,906	5,195
Current portion of long-term debt	8,078	8,078
Total current liabilities	157,122	155,756

Long-term debt, less current portion	208,335	153,339
Deferred income taxes and other	100,781	101,985

Stockholders’ equity:

Common stock, $.001 par value, 50,000,000 shares authorized, 16,143,713 and 16,027,324 shares issued	16	16
Capital in excess of par value	265,005	260,124
Treasury stock, at cost, 0 and 18,311 shares	0	(455)
Accumulated other comprehensive income (loss)	412	(162)
Retained earnings	313,613	304,180
Total stockholders’ equity	579,046	563,703

Total liabilities and stockholders’ equity	$1,045,284	$974,783

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005

Net sales	$222,822	$177,697

Operating costs and expenses:
Cost of products sold	163,219	129,976
Selling, general, and administrative	32,550	26,061
Depreciation and amortization	8,750	7,931
	204,519	163,968

Operating income	18,303	13,729
Interest expense and other	3,732	3,187
Income before income taxes	14,571	10,542
Income tax expense	5,138	3,373
Net income	$9,433	$7,169

Earnings per share — basic:
Net income	$0.59	$0.45

Weighted average common shares outstanding — basic	16,078	15,906

Earnings per share — diluted:
Net income	$0.58	$0.45

Weighted average common shares outstanding — diluted	16,286	16,006

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$9,433	$7,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,750	7,931
Other amortization included in interest expense	181	209
Provision for doubtful accounts receivable	261	146
Provision for deferred income taxes	—	900
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	1,064	4,699
Inventories	(12,513)	(8,634)
Prepaid expenses and other	680	591
Accounts payable, accrued expenses and accrued income taxes payable	(5,504)	(13,581)
Other	(1,768)	1,628
Net cash provided by operating activities	584	1,058

INVESTING ACTIVITIES
Capital expenditures	(13,131)	(4,996)
Proceeds from sale of assets	35	26
Cash used for businesses and intangible assets acquired	(42,109)	(5,770)
Net cash used in investing activities	(55,205)	(10,740)

Triumph Group, Inc.
Consolidated Statements of Cash Flows (continued)
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings	$49,275	$13,500
Proceeds from issuance of long term debt	238	—
Repayment of debt and capital lease obligations	(17)	(3,168)
Payment of deferred financing cost	(14)	—
Proceeds from exercise of stock options, including excess tax benefit of $467 in 2006	4,772	123
Net cash provided by financing activities	54,254	10,455

Effect of exchange rate changes on cash	104	(146)

Net change in cash	(263)	627
Cash at beginning of period	5,698	4,844

Cash at end of period	$5,435	$5,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,967	$821
Cash paid for interest	$5,119	$4,692

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005

Net income	$9,433	$7,169
Other comprehensive income
Foreign currency translation adjustment	574	(782)

Total comprehensive income	$10,007	$6,387

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. During the three months ended June 30, 2006, the Company recorded $564 of share-based compensation expense. Previous periods have not been restated. (See Note 7 for further details).

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

In June 2006, the FASB issued Financial Interpretation  No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2006 were $86,959 and $36,037, respectively.  Intangible assets cost and accumulated amortization at March 31, 2006 were $83,459 and $34,035, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at June 30, 2006 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at June 30, 2006 had a weighted-average life of 11.8 years.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2006 were $69,452 and $26,215, respectively, and at March 31, 2006 were $69,452 and $24,631, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at June 30, 2006 were $17,507 and $9,822,

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively, and at March 31, 2006 were $14,007 and $9,404, respectively.  Amortization expense for the three months ended June 30, 2006 and 2005 was $2,002 and $1,821, respectively.  Amortization expense for the fiscal year ended March 31, 2007 and the succeeding five fiscal years by year is expected to be as follows: 2007: $7,966; 2008: $7,923; 2009: $7,032; 2010: $6,797; 2011: $5,006; 2012: $3,588.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

3.  ACQUISITIONS

Effective April 1, 2006, the Company acquired the assets and business of Excel Manufacturing, Inc., through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures — Wichita, Inc.  The acquisition of this business adds a significant new capability to the Company’s Aerospace Systems segment with the acquired company’s high-speed monolithic machining processes.  Triumph Structures-Wichita, Inc. specializes in complex, high speed monolithic precision machining, turning, subassemblies and sheet metal fabrication, serving domestic and international aerospace customers.  The Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates through two newly organized, wholly-owned subsidiaries of the Company, Triumph Interiors, LLC and Triumph Interiors Limited.  The acquisition of this business expands the products and services supplied by our Aftermarket Services segment and allows the Company to provide integrated interior solutions to the airline industry and maintenance service providers.  Triumph Interiors, LLC and Triumph Interiors Limited specialize in refurbishing and repairing aircraft interiors such as sidewalls, ceiling panels and overhead storage bins and manufactures a full line of interior lighting and plastic components.  The acquisitions of the assets and businesses of Excel Manufacturing, Inc. and Air Excellence International, Inc. and its affiliates are herein referred to as the 2006 Acquisitions.  The combined purchase price of the “2006 Acquisitions” of $39,493 includes cash paid at closing, liabilities assumed and direct costs of the transactions.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $25,139 was recorded as goodwill, all of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $3,500 comprised of noncompete agreements, customer relationships, and backlog.  The Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals; accordingly, the allocation of the purchase price is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2006 Acquisitions:

Accounts receivable	$4,145
Inventory	9,569
Prepaids and other	566
Property and equipment	12,527
Goodwill	25,139
Intangible assets	3,500
Total assets	$55,446

Accounts payable	$4,907
Accrued expenses	4,046
Other long-term liability	7,000
Total liabilities	$15,953

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their effective dates of acquisition.  These acquisitions were funded by the Company’s long-term borrowings in place at the date of each respective acquisition.

The following unaudited pro forma information for the three months ended June 30, 2005 has been prepared assuming the 2006 Acquisitions had occurred on April 1, 2005.  The pro forma information for the three months ended June 30, 2005 is as follows: Net sales: $183,945; Net income: $7,437; Net income per share — basic: $0.47; and Net income per share — diluted: $0.46.

The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets arising from the transactions.  The unaudited

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

4.  INVENTORIES

The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2006	2006

Raw materials	$30,824	$27,005
Manufactured and purchased components	86,355	81,149
Work-in-process	95,892	85,597
Finished goods	45,033	42,127
Total inventories	$258,104	$235,878

5. LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2006	2006

Senior notes	$124,424	$124,424
Revolving credit facility	81,100	31,825
Subordinated promissory notes	5,500	0
Other debt	5,389	5,168
	216,413	161,417
Less current portion	8,078	8,078
	$208,335	$153,339

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
	(in thousands)
	2006	2005

Weighted average common shares outstanding - basic	16,078	15,906
Net effect of dilutive stock options	208	100

Weighted average common shares outstanding — diluted	16,286	16,006

7.   STOCK COMPENSATION PLANS

The Company has a number of stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 2 and Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Through March 31, 2006, the Company accounted for its stock option plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As previously noted, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods.

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($467 for the three months ended June 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within selling, general, and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Employee options and non-employee director options generally vest over a three-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to the option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

7.   STOCK COMPENSATION PLANS (Continued)

The following assumptions were used to estimate the fair values of options granted:

Three months ended June 30, 2005

Weighted average risk-free interest rate	4.0%

Expected dividend yield	—

Weighted average volatility factor of the expected market price of the Company’s common stock	.42

Weighted average expected life of the options.	6 years

Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

During the three months ended June 30, 2006, the Company recorded $564 of share-based compensation expense. Total share-based compensation expense was comprised of stock option expense of $161 and restricted stock expense of $403. The Company estimates it will record share-based compensation expense of approximately $2,300 in fiscal 2007. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2007, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2007 may differ from the Company’s current estimate.

The following table illustrates the impact of share-based compensation on reported amounts:

	Three months ended June 30, 2006
	As Reported	Impact of Share-Based Compensation

Operating income	$18,303	$564

Net income	9,433	372

Earnings per share:
Basic	$0.59	$0.02
Diluted	$0.58	$0.02

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

7.   STOCK COMPENSATION PLANS (Continued)

A summary of the Company’s stock option activity and related information for its option plans for the three months ended June 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	944,096	$35.28
Granted	—	—
Exercised	(143,444)	32.80
Forfeited	(11,250)	35.62

Outstanding at June 30, 2006	789,402	$35.73	5.7 years	$9,175
Exercisable at June 30, 2006	709,771	$36.28	5.7 years	$7,859

A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the three months ended June 30, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value

Nonvested at March 31, 2006	123,154	$14.29
Granted	—	—
Vested	(41,773)	14.30
Forfeited	(1,750)	14.25

Nonvested at June 30, 2006	79,631	$14.28

Expected future compensation expense relating to the 79,631 nonvested options outstanding as of June 30, 2006 is $1,049.

There are 54,898 nonvested restricted shares outstanding as of June 30, 2006. Expected future compensation expense on these shares is $1,683.

In April 2006, the Compensation Committee of the Company’s Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which will be determined based upon the Company’s financial performance during fiscal 2007.

For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

7.   STOCK COMPENSATION PLANS (Continued)

Three months ended June 30, 2005

Net income, as reported	$7,169
Add: Stock-related compensation expense included in reported net income, net of income taxes	70
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(2,819)

Pro forma net income	$4,420

Earnings per share:
Basic, as reported	$0.45
Basic, pro forma	$0.28
Diluted, as reported	$0.45
Diluted, pro forma	$0.28

8.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2006 through June 30, 2006:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2006	$241,777	$30,960	$272,737
Goodwill recognized through the 2006 Acquisitions	17,528	7,611	25,139
Effect of exchange rate changes	260	—	260
Balance, June 30, 2006	$259,565	$38,571	$298,136

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

9.  SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 28 operating locations and the Aftermarket Services segment consists of 18 operating locations at June 30, 2006.

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

Prior year period segment results have been restated to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth due to the fact that most of their product line has been transitioned to aerospace OEM products.  The restatement shifted approximately $4,430 in revenue and $816 in operating loss, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment’s results for the first quarter ended June 30, 2006.

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

9.  SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED JUNE 30
	2006	2005
Net sales:
Aerospace systems	$174,193	$138,576
Aftermarket services	49,467	39,810
Elimination of inter-segment sales	(838)	(689)
	$222,822	$177,697

Income before income taxes:
Operating income (expense):
Aerospace systems	$20,298	$15,400
Aftermarket services	2,117	2,172
Corporate	(4,112)	(3,843)
	18,303	13,729
Interest expense and other	3,732	3,187
	$14,571	$10,542

Depreciation and amortization:
Aerospace systems	$6,403	$5,899
Aftermarket services	2,303	2,000
Corporate	44	32
	$8,750	$7,931

Capital expenditures:
Aerospace systems	$6,734	$2,400
Aftermarket services	6,272	2,582
Corporate	125	14
	$13,131	$4,996

	JUNE 30, 2006	MARCH 31, 2006
Total Assets:
Aerospace systems	$782,053	$737,864
Aftermarket services	224,250	212,335
Corporate	38,981	24,584

	$1,045,284	$974,783

During the three months ended June 30, 2006 and 2005, the Company had foreign sales of $50,032 and $44,962, respectively.

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

•                  Net sales for the first quarter of fiscal 2007 increased 25% to $222.8 million

•                  Operating income in the first quarter of fiscal 2007 increased 33% to $18.3 million

•                  Net income for the first quarter of fiscal 2007 increased 32% to $9.4 million

•                  Backlog increased 38% during the quarter to $942.7 million

For the quarter ended June 30, 2006, net sales totaled $222.8 million, a 25% increase from last year’s first quarter net sales of $177.7 million.  Net income for the first quarter of fiscal 2007 increased 32% to $9.4 million, or $0.58 per diluted common share, versus $7.2 million, or $0.45 per diluted common share, for the first quarter of the prior year.  During the quarter, we generated $1.1 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

	Quarter Ended June 30,
	2006	2005
	(Dollars in thousands)

Net Sales	$222,822	$177,697

Segment Operating Income	$22,415	$17,572
Corporate General and Administrative Expenses	(4,112)	(3,843)
Total Operating Income	18,303	13,729
Interest Expense and Other	3,732	3,187
Income Tax Expense	5,138	3,373
Net Income	$9,433	$7,169

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Changes in net sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative expenses increased by $0.3 million, or 7.0%, to $4.1 million for the quarter ended June 30, 2006 from $3.8 million for the quarter ended June 30, 2005, primarily due to increased staffing, stock compensation and bonus accruals.

Interest expense and other increased by $0.5 million, or 17.1%, to $3.7 million for the quarter ended June 30, 2006 compared to $3.2 million for the prior year period.  This increase was due to higher average borrowings outstanding and increased interest rates on our variable rate debt.

The effective income tax rate for the quarter ended June 30, 2006 was 35.3% compared to 32.3% for the quarter ended June 30, 2005.  The increase in the tax rate was primarily due to the expiration of the federal research and development tax credit and costs associated with the construction of our new Thailand maintenance and repair facility that were not tax benefited.

Business Segment Performance

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Quarter Ended June 30,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(Dollars in thousands)

NET SALES
Aerospace Systems	$174,193	$138,576	25.7%	78.2%	78.0%
Aftermarket Services	49,467	39,810	24.3%	22.2%	22.4%
Elimination of inter-segment sales	(838)	(689)	21.6%	(0.4)%	(0.4)%
Total Net Sales	$222,822	$177,697	25.4%	100.0%	100.0%

	Quarter Ended June 30,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(Dollars in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$20,298	$15,400	31.8%	11.7%	11.1%
Aftermarket Services	2,117	2,172	(2.5)%	4.3%	5.5%
Corporate	(4,112)	(3,843)	7.0%	n/a	n/a
Total Segment Operating Income	$18,303	$13,729	33.3%	8.2%	7.7%

Prior year period segment results have been restated to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth due to the fact that most of their product line has been transitioned to aerospace OEM products.  The restatement shifted approximately $4.4 million in revenue and $0.8 million in operating loss, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment’s results for the first quarter ended June 30, 2006.

Aerospace Systems: The Aerospace Systems segment net sales increased by $35.6 million, or 25.7%, to $174.2 million for the quarter ended June 30, 2006 from $138.6 million for the quarter ended June 30, 2005. The increase was due to the additional sales of $9.6 million associated with the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita) and an increase in same store sales of $26.0 million due to increased sales of non-structural composites, gear assemblies, volume increases for customers, additional new contracts, and improved completion of backlog.

Aerospace Systems segment operating income increased by $4.9 million, or 31.8%, to $20.3 million for the quarter ended June 30, 2006 from $15.4 million for the quarter ended June 30, 2005. Operating income increased due to the operating income of $3.3 million associated with the Triumph Structures-Wichita acquisition and higher margins generated on increased sales volume as described above partially offset by increases in staffing, depreciation and amortization expenses, litigation costs and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $9.7 million, or 24.3%, to $49.5 million for the quarter ended June 30, 2006 from $39.8 million for the quarter ended June 30, 2005. This increase was due to the sales increase of $2.6 million associated with the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors), and an increase in same store sales of $7.0 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $0.1 million, or 2.5%, to $2.1 million for the quarter ended June 30, 2006 from $2.2 million for the quarter ended June 30, 2005. The sales increases as discussed above have been offset by lower gross margins and increases in staffing and depreciation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the three months ended June 30, 2006, we generated approximately $0.6 million of cash flows from operating activities, used approximately $55.2 million in investing activities and generated approximately $54.3 million in financing activities.

On July 27, 2005, the Company amended and restated its existing credit agreement (as amended and restated, the “Credit Facility”) with its lenders to reduce the Credit Facility to $250.0 million from $265.0 million, extend the maturity date to July 27, 2010 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.75% and 1.75% or (ii) the prime rate (or the Federal Funds rate plus 0.5% if greater) plus between 0.00% and 0.25% or (iii) an overnight rate at the option of the Company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.375% on the unused portion of the Credit Facility.  The Company may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.  As of June 30, 2006, $168.9 million was available under our Credit Facility.  On June 30, 2006, an aggregate amount of approximately $81.1 million was outstanding under the Credit Facility, $75.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.4% per annum, and $6.1 million of which was accruing interest at the overnight interest rate of 6.6% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Capital expenditures were approximately $13.1 million for the three months ended June 30, 2006 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $45.0 million for our fiscal year ending March 31, 2007.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$216,413	$8,078	$21,664	$97,156	$89,515
Debt-Interest (3)	37,905	7,056	12,764	10,973	7,112
Operating Leases	68,964	12,335	27,451	12,011	17,167
Purchase Obligations	203,768	162,606	38,862	2,234	66
Other Long Term Obligations (1) (2)	11,588	11,459	129	0	0
Total	$538,638	$201,534	$100,870	$122,374	$113,860

(1) Included in the Company’s balance sheet at June 30, 2006.

(2) Includes interest component.

(3) Includes fixed-rate interest only

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC in June 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A.  Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  There has been no material change in this information.

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

As of June 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	President & CEO	August 4, 2006
Richard C. Ill

/s/ John R. Bartholdson	Senior Vice President & CFO	August 4, 2006
John R. Bartholdson	(Principal Financial Officer)

/s/ Kevin E. Kindig	Vice President & Controller	August 4, 2006
Kevin E. Kindig	(Principal Accounting Officer)

TRIUMPH GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification by President and CEO
Exhibit 31.2	Section 302 Certification by Senior Vice President and CFO
Exhibit 32.1	Certification of Periodic Report by President and CEO
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO