Form 10-Q
period 2006-09-30
TRIUMPH GROUP INC /
filed 2006-11-03
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006.

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

Common Stock, par value $0.001 per share, 16,241,569 shares as of September 30, 2006.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	SEPTEMBER 30,	MARCH 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash	$106,567	$5,698
Accounts receivable, net	157,564	147,780
Inventories	273,591	235,878
Deferred income taxes	6,868	6,868
Prepaid expenses and other	6,744	4,894
Total current assets	551,334	401,118

Property and equipment, net	263,950	237,325

Goodwill	297,301	272,737
Intangible assets, net	48,950	49,424
Other, net	19,577	14,179

Total assets	$1,181,112	$974,783

	SEPTEMBER 30,	MARCH 31,
	2006	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,288	$73,995
Accrued expenses	64,545	68,488
Income taxes payable	4,232	5,195
Current portion of long-term debt	86,496	8,078
Total current liabilities	239,561	155,756

Long-term debt, less current portion	250,301	153,339
Deferred income taxes and other	98,378	101,985

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,243,219 and 16,027,324 shares issued	16	16
Capital in excess of par value	266,961	260,124
Treasury stock, at cost, 1,650 and 18,311 shares	0	(455)
Accumulated other comprehensive income (loss)	320	(162)
Retained earnings	325,575	304,180
Total stockholders’ equity	592,872	563,703

Total liabilities and stockholders’ equity	$1,181,112	$974,783

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Net sales	$226,122	$183,633	$448,944	$361,330

Operating costs and expenses:
Cost of products sold	162,552	136,720	325,771	266,696
Selling, general, and administrative	31,465	25,713	64,015	51,774
Depreciation and amortization	8,827	7,982	17,577	15,913
	202,844	170,415	407,363	334,383

Operating income	23,278	13,218	41,581	26,947
Interest expense and other	3,795	3,172	7,527	6,359
Income before income taxes	19,483	10,046	34,054	20,588
Income tax expense	6,872	3,002	12,010	6,375
Net income	$12,611	$7,044	$22,044	$14,213

Earnings per share — basic:
Net income	$0.78	$0.44	$1.37	$0.89

Weighted average common shares outstanding — basic	16,166	15,910	16,121	15,908

Earnings per share — diluted:
Net income	$0.77	$0.44	$1.35	$0.89

Weighted average common shares outstanding — diluted	16,314	16,056	16,299	16,031

Dividends declared and paid per common share	$0.04	$0.00	$0.04	$0.00

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$22,044	$14,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,577	15,913
Other amortization included in interest expense	330	423
Provision for doubtful accounts receivable	407	458
Provision for deferred income taxes	290	1,800
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(5,942)	2,888
Inventories	(28,572)	(11,347)
Prepaid expenses and other	(1,356)	(1,166)
Accounts payable, accrued expenses and accrued income taxes payable	1,606	(18,351)
Other	(1,219)	2,262
Net cash provided by operating activities	5,165	7,093

INVESTING ACTIVITIES
Capital expenditures	(26,175)	(10,473)
Proceeds from sale of assets	105	56
Cash used for businesses and intangible assets acquired	(48,047)	(9,259)
Net cash used in investing activities	(74,117)	(19,676)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
FINANCING ACTIVITIES
Net (decrease) increase in revolving credit facility borrowings	($31,825)	$17,600
Proceeds from issuance of long term debt	201,739	—
Repayment of debt and capital lease obligations	(34)	(3,220)
Payment of deferred financing costs	(5,630)	(1,314)
Proceeds from exercise of stock options, including excess tax benefit of $472 in 2006	6,128	174
Cash dividends on common stock	(649)	—
Net cash provided by financing activities	169,729	13,240

Effect of exchange rate changes on cash	92	(166)

Net change in cash	100,869	491
Cash at beginning of period	5,698	4,844

Cash at end of period	$106,567	$5,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$12,227	$6,156
Cash paid for interest	$7,016	$5,760

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$12,611	$7,044	$22,044	$14,213
Other comprehensive income Foreign currency translation adjustment	(92)	(22)	482	(804)
Total comprehensive income	$12,519	$7,022	$22,526	$13,409

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. During the three and six months ended September 30, 2006, the Company recorded $600 and $1,164 of share-based compensation expense. Previous periods have not been restated. (See Note 7 for further details).

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

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at September 30, 2006 were $86,959 and $38,009, respectively.  Intangible assets cost and accumulated amortization at March 31, 2006 were $83,459 and $34,035, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at September 30, 2006 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at September 30, 2006 had a weighted-average life of 11.8 years.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2006 were $69,452 and $27,787, respectively, and at March 31, 2006 were $69,452 and $24,631, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at September 30, 2006 were $17,507 and $10,222, respectively, and at March 31, 2006 were $14,007 and $9,404, respectively.  Amortization expense for the three and six months ended September 30, 2006 was $1,972 and $3,974, respectively.  Amortization expense for the fiscal year ended March 31, 2007 and the succeeding five fiscal years by year is expected to be as follows: 2007: $7,918; 2008: $7,875; 2009: $6,984; 2010: $6,881; 2011: $4,991; 2012: $3,573.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.  ACQUISITIONS

Effective April 1, 2006, the Company acquired the assets and business of Excel Manufacturing, Inc., through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures — Wichita, Inc.  The acquisition of this business adds a significant new capability to the Company’s Aerospace Systems segment with the acquired company’s high-speed monolithic machining processes.  Triumph Structures-Wichita, Inc. specializes in complex, high speed monolithic precision machining, turning, subassemblies and sheet metal fabrication, serving domestic and international aerospace customers.  Effective April 1, 2006 the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates through two newly organized, wholly-owned subsidiaries of the Company, Triumph Interiors, LLC and Triumph Interiors Limited.  The acquisition of this business expands the products and services supplied by our Aftermarket Services segment and allows the Company to provide integrated interior solutions to the airline industry and maintenance service providers.  Triumph Interiors, LLC and Triumph Interiors Limited specialize in refurbishing and repairing aircraft interiors such as sidewalls, ceiling panels and overhead storage bins and manufactures a full line of interior lighting and plastic components.  The acquisitions of the assets and businesses of Excel Manufacturing, Inc. and Air Excellence International, Inc. and its affiliates are herein referred to as the “2007 Acquisitions”.  The combined purchase price of the 2007 Acquisitions of $49,018 includes cash paid at closing, liabilities assumed and direct costs of the transactions.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $24,336 was recorded as goodwill, all of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $3,500 comprised of noncompete agreements, customer relationships, and backlog.  The Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals; accordingly, the allocation of the purchase price is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2007 Acquisitions:

Accounts receivable	$4,118
Inventory	9,933
Prepaids and other	538
Property and equipment	13,197
Goodwill	24,336
Intangible assets	3,500
Total assets	$55,622

Accounts payable	$4,975
Accrued expenses	4,154
Other long-term liability	7,000
Total liabilities	$16,129

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their effective dates of acquisition.  These acquisitions were funded by the Company’s long-term borrowings in place at the date of each respective acquisition.

The following unaudited pro forma information for the three and six months ended September 30, 2005 has been prepared assuming the 2007 Acquisitions had occurred on April 1, 2005.  The pro forma information for the three and six months ended September 30, 2005 is as follows: Net sales: $190,905 and $374,850; Net income: $7,577 and $15,014; Net income per share — basic: $0.48 and $0.94; and Net income per share — diluted: $0.47 and $0.94.

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

4.  INVENTORIES

The components of inventories are as follows:

	SEPTEMBER 30,	MARCH 31,
	2006	2006

Raw materials	$34,826	$27,005
Manufactured and purchased components	84,685	81,149
Work-in-process	103,575	85,597
Finished goods	50,505	42,127
Total inventories	$273,591	$235,878

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30,	MARCH 31,
	2006	2006

Convertible senior subordinated notes	$201,250	$0
Senior notes	124,424	124,424
Revolving credit facility	0	31,825
Subordinated promissory notes	5,500	0
Other debt	5,623	5,168
	336,797	161,417
Less current portion	86,496	8,078
	$250,301	$153,339

Credit Facility

On September 18, 2006, the Company amended its existing amended and restated credit agreement (the “Credit Facility”) with its lenders to permit the issuance of up to $202,000 of convertible debt and to revise the definition of consolidated total indebtedness to exclude indebtedness under the senior notes.

On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350,000 from $250,000, extend the maturity date to June 30, 2011 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.625% and 2.00% or (ii) the prime rate or (iii) an overnight rate at the option of the company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.  The Company may allocate up to $30,000 of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”).  The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.  In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”), dated as of September 18, 2006, with The Bank of New York Trust Company, N.A., as trustee.

The Company received net proceeds from the sale of the Notes of approximately $195,620 after deducting estimated offering expenses of approximately $5,630.  The intended use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s Credit Facility.  Because prepayment of the senior notes required prior written notice to the note holders, a portion of the net proceeds from the sale of the Notes were temporarily used to pay down the then outstanding amount under the Company’s Credit Facility of $104,950.  Approximately $5,630 in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets.  Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007.  During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes.  The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.  This contingent interest feature represents an embedded derivative.  Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the embedded derivative was determined to be de minimis.  Accordingly, no value has been assigned at issuance or at September 30, 2006.

The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted.  The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption.  In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase.  The Notes are convertible into the Company’s common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture.  Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.  The carrying amount of convertible senior subordinated notes approximates fair value.

Prepayment of Senior Notes

On October 4, 2006, the Company prepaid all of its outstanding Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”) and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased.  The Senior Notes were prepaid with the proceeds from the Company’s sale of the Notes as discussed above.  Immediately prior to prepayment, $68,375 aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56,049 aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding.  If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8,007 of the outstanding Class B notes starting on December 2, 2006.  The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company’s secured creditors to the extent of their security in the Company’s assets, equal in right of payment to the rights of creditors under the Company’s other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company’s subsidiaries.

The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2,466, plus a “make whole” premium of approximately $4,395 based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid.  The Company will expense the “make whole” premium of $4,395 as well as unamortized debt issuance costs related to the Senior Notes of $692 in the third quarter of fiscal 2007.

6.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005

Weighted average common shares outstanding — basic	16,166	15,910	16,121	15,908
Net effect of dilutive stock options	148	146	178	123

Weighted average common shares outstanding — diluted	16,314	16,056	16,299	16,031

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

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($472 for the six months ended September 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within selling, general, and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Employee options and non-employee director options generally vest over a three-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to the option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

The following assumptions were used to estimate the fair values of options granted:

Six months ended September 30,
2005

Weighted average risk-free interest rate	4.0%

Expected dividend yield	—

Weighted average volatility factor of the expected market price of the Company’s common stock	.42

Weighted average expected life of the options	6 years

Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

During the three and six months ended September 30, 2006, the Company recorded $600 and $1,164, respectively, of share-based compensation expense. Total share-based compensation expense was comprised of stock option expense of $153 and $315 for the three and six months ended September 30, 2006, respectively, and restricted stock expense of $447 and $849 for the three and six months ended September 30, 2006, respectively. The Company estimates it will record share-based compensation expense of approximately $2,300 in fiscal 2007. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2007, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2007 may differ from the Company’s current estimate.

The following table illustrates the impact of share-based compensation on reported amounts:

	Three months ended		Six months ended
	September 30, 2006		September 30, 2006
	As Reported	Impact of Share-Based Compensation	As Reported	Impact of Share-Based Compensation

Operating income	$23,278	$600	$41,581	$1,164

Net income	12,611	396	22,044	768

Earnings per share:
Basic	$0.78	$0.02	$1.37	$0.05
Diluted	$0.77	$0.02	$1.35	$0.05

A summary of the Company’s stock option activity and related information for its option plans for the three and six months ended September 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	944,096	$35.28
Granted	—	—
Exercised	(188,302)	32.16
Forfeited	(14,183)	34.96

Outstanding at September 30, 2006	741,611	$36.08	5.4 years	$6,104
Exercisable at September 30, 2006	666,680	$36.68	5.4 years	$5,087

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the six months ended September 30, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value

Nonvested at March 31, 2006	123,154	$14.29
Granted	—	—
Vested	(43,940)	14.35
Forfeited	(4,283)	14.25

Nonvested at September 30, 2006	74,931	$14.25

Expected future compensation expense relating to the 74,931 nonvested options outstanding as of September 30, 2006 is approximately $900.

There are 52,998 nonvested restricted shares outstanding as of September 30, 2006. Expected future compensation expense on these shares is approximately $1,530.

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

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$7,044	$14,213
Add: Stock-related compensation expense included in reported net income, net of income taxes	70	140
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(206)	(3,025)

Pro forma net income	$6,908	$11,328

Earnings per share:
Basic, as reported	$0.44	$0.89
Basic, pro forma	$0.43	$0.71
Diluted, as reported	$0.44	$0.89
Diluted, pro forma	$0.43	$0.71

8.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2006 through September 30, 2006:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2006	$241,777	$30,960	$272,737
Goodwill recognized through the 2007 Acquisitions	16,649	7,687	24,336
Effect of exchange rate changes	222	6	228
Balance, September 30, 2006	$258,648	$38,653	$297,301

9.  SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 28 operating locations and the Aftermarket Services segment consists of 18 operating locations at September 30, 2006.

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

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth due to the fact that most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $4,979 in revenue and $1,744 in operating loss, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment’s results for the three months ended September 30, 2005, and $9,409 in revenue and $2,560 in operating loss for the six months ended September 30, 2005.  Segment results have been adjusted to reflect these changes.

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net sales:
Aerospace systems	$179,709	$145,357	$353,902	$283,933
Aftermarket services	47,017	39,358	96,484	79,168
Elimination of inter-segment sales	(604)	(1,082)	(1,442)	(1,771)
	$226,122	$183,633	$448,944	$361,330

Income before income taxes:
Operating income (expense):
Aerospace systems	$25,348	$15,482	$45,646	$30,882
Aftermarket services	1,876	515	3,993	2,687
Corporate	(3,946)	(2,779)	(8,058)	(6,622)
	23,278	13,218	41,581	26,947
Interest expense and other	3,795	3,172	7,527	6,359
	$19,483	$10,046	$34,054	$20,588

Depreciation and amortization:
Aerospace systems	$6,353	$5,864	$12,756	$11,763
Aftermarket services	2,407	2,086	4,710	4,086
Corporate	67	32	111	64
	$8,827	$7,982	$17,577	$15,913

Capital expenditures:
Aerospace systems	$8,138	$3,864	$14,872	$6,264
Aftermarket services	4,886	1,594	11,158	4,176
Corporate	20	19	145	33
	$13,044	$5,477	$26,175	$10,473

	SEPTEMBER 30,	MARCH 31,
	2006	2006
Total Assets:
Aerospace systems	$806,617	$737,864
Aftermarket services	230,795	212,335
Corporate	143,700	24,584

	$1,181,112	$974,783

During the three months ended September 30, 2006 and 2005, the Company had foreign sales of $50,635 and $40,076, respectively.  During the six month period ended September 30, 2006 and 2005, the Company had foreign sales of $100,667 and $85,038, respectively.

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

Financial highlights for the second quarter fiscal 2007 include:

•                  Net sales for the second quarter of fiscal 2007 increased 23% to $226.1 million

•                  Operating income in the second quarter of fiscal 2007 increased 76% to $23.3 million

•                  Net income for the second quarter of fiscal 2007 increased 79% to $12.6 million

•                  Backlog increased 39% during the quarter to $1.1 billion

For the quarter ended September 30, 2006, net sales totaled $226.1 million, a 23% increase from last year’s second quarter net sales of $183.6 million.  Net income for the second quarter of fiscal 2007 increased 79% to $12.6 million, or $0.77 per diluted common share, versus $7.0 million, or $0.44 per diluted common share, for the second quarter of the prior year.  During the quarter, we generated $4.6 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

	Quarter Ended
	September 30,
	2006	2005
	(in thousands)

Net Sales	$226,122	$183,633

Segment Operating Income	$27,224	$15,997
Corporate General and Administrative Expenses	(3,946)	(2,779)
Total Operating Income	23,278	13,218
Interest Expense and Other	3,795	3,172
Income Tax Expense	6,872	3,002
Net Income	$12,611	$7,044

Net sales increased by $42.5 million, or 23.1%, to $226.1 million for the quarter ended September 30, 2006 from $183.6 million for the quarter ended September 30, 2005.  The acquisitions of the assets and businesses of Excel Manufacturing, Inc. and Air Excellence International, Inc. and its affiliates, herein referred to as the “2007 Acquisitions”, contributed $13.4 million of the net sales increase.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $29.1 million, or 15.8%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $11.2 million or 70.2%, to $27.2 million for the quarter ended September 30, 2006 from $16.0 million for the quarter ended September 30, 2005.  Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $4.0 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $1.2 million, or 42.0%, to $3.9 million for the quarter ended September 30, 2006 from $2.8 million for the quarter ended September 30, 2005, primarily due to recognition of stock-based compensation and increased bonus accruals.

Interest expense and other increased by $0.6 million, or 19.6%, to $3.8 million for the quarter ended September 30, 2006 compared to $3.2 million for the prior year period.  This increase was due to higher average borrowings outstanding and increased interest rates on our variable rate debt.

The effective income tax rate for the quarter ended September 30, 2006 was 35.3% compared to 29.9% for the quarter ended September 30, 2005.  The increase in the tax rate was primarily due to the expiration of the federal research and development tax credit and costs associated with the construction of our new Thailand maintenance and repair facility that were not tax benefited.  The prior year quarter ended September 30, 2005 included a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.

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

Business Segment Performance —Three months ended September 30, 2006 compared to three months ended September 30, 2005

	Quarter Ended September 30,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(in thousands)
NET SALES
Aerospace Systems	$179,709	$145,357	23.6%	79.5%	79.2%
Aftermarket Services	47,017	39,358	19.5%	20.8%	21.4%
Elimination of inter-segment sales	(604)	(1,082)	(44.2)%	(0.3)%	(0.6)%
Total Net Sales	$226,122	$183,633	23.1%	100.0%	100.0%

	Quarter Ended September 30,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$25,348	$15,482	63.7%	14.1%	10.7%
Aftermarket Services	1,876	515	264.3%	4.0%	1.3%
Corporate	(3,946)	(2,779)	42.0%	n/a	n/a
Total Segment Operating Income	$23,278	$13,218	76.1%	10.3%	7.2%

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $5.0 million in revenue and $1.7 million in operating loss for the quarter ended September 30, 2005, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment.  Segment results have been adjusted to reflect these changes.

Aerospace Systems: The Aerospace Systems segment net sales increased by $34.4 million, or 23.6%, to $179.7 million for the quarter ended September 30, 2006 from $145.4 million for the quarter ended September 30, 2005. The increase was primarily due to increased sales to our OEM customers driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita).

Aerospace Systems segment operating income increased by $9.9 million, or 63.7%, to $25.3 million for the quarter ended September 30, 2006 from $15.5 million for the quarter ended September 30, 2005. Operating income increased primarily due to margins attained on increased sales volume and the margins contributed from the Triumph Structures-Wichita acquisition, partially offset by increases in payroll, healthcare and litigation costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $7.7 million, or 19.5%, to $47.0 million for the quarter ended September 30, 2006 from $39.4 million for the quarter ended September 30, 2005. This increase was primarily due to global air traffic growth, resulting in increased demand for our repair and overhaul services and the net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors).

Aftermarket Services segment operating income increased by $1.4 million, or 264.3%, to $1.9 million for the quarter ended September 30, 2006 from $0.5 million for the quarter ended September 30, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Interiors partially offset by increases in payroll, healthcare and costs associated with the start up of our new Thailand maintenance and repair facility.

Six months ended September 30, 2006 compared to six months ended September 30, 2005

	Six Months Ended
	September 30,
	2006	2005
	(in thousands)

Net Sales	$448,944	$361,330
Segment Operating Income	49,639	$33,569
Corporate General and Administrative Expenses	(8,058)	(6,622)
Total Operating Income	41,581	26,947
Interest Expense and Other	7,527	6,359
Income Tax Expense	12,010	6,375
Net Income	$22,044	$14,213

Net sales increased by $87.6 million, or 24.2%, to $448.9 million for the six months ended September 30, 2006 from $361.3 million for the six months ended September 30, 2005.  The 2007 Acquisitions contributed $25.6 million.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $62.0 million, or 17.2%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $16.1 million or 47.9%, to $49.6 million for the six months ended September 30, 2006 from $33.5 million for the six months ended September 30, 2005.  Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $7.8 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $1.4 million, or 21.7%, to $8.1 million for the six months ended September 30, 2006 from $6.6 million for the six months ended September 30, 2005, primarily due to recognition of stock-based compensation and increased bonus accruals partially offset by decreased regulatory costs.

Interest expense and other increased by $1.2 million, or 18.4%, to $7.5 million for the six months ended September 30, 2006 compared to $6.4 million for the prior year period.  This increase was due to higher average borrowings outstanding resulting from the 2007 Acquisitions and our capital expenditures.

The effective tax rate was 35.3% for the six months ended September 30, 2006 and 31.0% for the six months ended September 30, 2005.  The increase in tax rate was primarily due to the expiration of the federal research and development tax credit and cost associated with the construction of our new Thailand maintenance and repair facility that were not tax benefited.  The first six months ended September 30, 2005 included a $0.3 million reduction of income tax expense resulting from adjusting the income tax accrual to the filed tax return.

Business Segment Performance —Six months ended September 30, 2006 compared to six months ended September 30, 2005

	Six Months Ended September 30,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(in thousands)
NET SALES
Aerospace Systems	$353,902	$283,933	24.6%	78.8%	78.6%
Aftermarket Services	96,484	79,168	21.9%	21.5%	21.9%
Elimination of inter-segment sales	(1,442)	(1,771)	(18.6)%	(0.3)%	(0.5)%
Total Net Sales	$448,944	$361,330	24.2%	100.0%	100.0%

	Six Months Ended September 30,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$45,646	$30,882	47.8%	12.9%	10.9%
Aftermarket Services	3,993	2,687	48.6%	4.1%	3.4%
Corporate	(8,058)	(6,622)	21.7%	n/a	n/a
Total Segment Operating Income	$41,581	$26,947	54.3%	9.3%	7.5%

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $9.4 million in revenue and $2.6 million in operating loss for the six months ended September 30, 2005, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment.  Segment results have been adjusted to reflect these changes.

Aerospace Systems: The Aerospace Systems segment net sales increased by $70.0 million, or 24.6%, to $353.9 million for the six months ended September 30, 2006 from $283.9 million for the six months ended September 30, 2005. The increase was primarily due to increased sales to our OEM customers driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita).

Aerospace Systems segment operating income increased by $14.8 million, or 47.8%, to $45.6 million for the six months ended September 30, 2006 from $30.9 million for the six months ended September 30, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the margins contributed from the Triumph Structures-Wichita acquisition, partially offset by increases in payroll, healthcare and litigation costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $17.3 million, or 21.9%, to $96.5 million for the six months ended September 30, 2006 from $79.2 million for the six months ended September 30, 2005. This increase was primarily due to global air traffic growth, resulting in increased demand for our repair and overhaul services and the net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors).

Aftermarket Services segment operating income increased by $1.3 million, or 48.6%, to $4.0 million for the six months ended September 30, 2006 from $2.7 million for the six months ended September 30, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Interiors partially offset by increases in payroll, healthcare and costs associated with the start up of our new Thailand maintenance and repair facility.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the six months ended September 30, 2006, we generated approximately $5.2 million of cash flows from operating activities, used approximately $74.1 million in investing activities and generated approximately $169.7 million in financing activities.

In April 2006, the Company acquired the assets and business of Excel Manufacturing, Inc., located in Wichita, Kansas.  In April 2006, the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates which is headquartered in Pittsburgh, PA, and operates three other strategically located facilities: Dallas, TX, Portland, OR and Shannon, Ireland.  The total cash paid at these closings of approximately $39.5 million was funded by borrowings under the Company’s revolving credit facility.

On September 18, 2006, the Company amended its existing amended and restated credit agreement (the “Credit Facility”) with its lenders to permit the issuance of up to $202.0 million of convertible debt and to revise the definition of consolidated total indebtedness to exclude indebtedness under the senior notes.

On September 18, 2006, the Company issued $201.3 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”).  The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.  In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”), dated as of September 18, 2006, with The Bank of New York Trust Company, N.A., as trustee.

The Company received net proceeds from the sale of the Notes of approximately $195.6 million after deducting estimated offering expenses of approximately $5.6 million.  The intended use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s credit facility.  Because prepayment of the senior notes required at least 30 days prior written notice to the note holders, a portion of the net proceeds from the sale of the Notes were temporarily used to pay down the then outstanding amount under the Company’s credit facility of $105.0 million.  Approximately $5.6 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets.  Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007.  During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes.  The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.  This contingent interest feature represents an embedded derivative.  Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the embedded derivative was determined to be de minimis.  Accordingly, no value has been assigned at issuance or at September 30, 2006.

The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted.  The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption.  In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase.  The Notes are convertible into the Company’s common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture.  Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.  The carrying amount of convertible senior subordinated notes approximates fair value.

On October 4, 2006, the Company prepaid all of its outstanding Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”) and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased.  Immediately prior to prepayment, $68.4 million aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56.0 million aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding.  If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8.0 million of the outstanding Class B notes starting on December 2, 2006.  The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company’s secured creditors to the extent of their security in the Company’s assets, equal in right of payment to the rights of creditors under the Company’s other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company’s subsidiaries.

The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2.5 million, plus a “make whole” premium of approximately $4.4 million based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid.  The Company will expense the “make whole” premium of $4.4 million as well as unamortized debt issuance costs related to the Senior Notes of $0.7 million in the third quarter of fiscal 2007.

On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, extend the maturity date to June 30, 2011 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.625% and 2.00% or (ii) the prime rate or (iii) an overnight rate at the option of the company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.  The Company may allocate up to $30.0 million of the available Credit Facility for the issuance of letters of credit.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

Capital expenditures were approximately $26.2 million for the six months ended September 30, 2006 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $45.0 million for our fiscal year ending March 31, 2007.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$336,797	$86,478	$5,650	$42	$244,627
Debt-Interest (2)	29,068	5,299	10,564	10,564	2,641
Operating Leases	66,052	12,393	26,061	11,731	15,867
Purchase Obligations	200,833	163,544	36,174	1,041	74
Other Long Term Obligations (1) (3)	8,773	8,706	67	0	0
Total	$641,523	$276,420	$78,516	$23,378	$263,209

(1) Included in the Company’s balance sheet at September 30, 2006.

(2) Includes fixed-rate interest only.

(3) Includes interest component.

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

As of September 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

One of our subsidiaries, Triumph Controls, LLC. (“TCI”), has been a party to administrative proceedings before the National Labor Relations Board (the “NLRB”). In these proceedings, TCI’s union has alleged that TCI engaged in unfair labor practices involving unilateral changes to existing terms and conditions of employment without first bargaining with the union. On February 11, 2005, following a hearing, an administrative law judge issued a recommended decision and order finding violations by TCI of the National Labor Relations Act and recommending to the NLRB that TCI take certain remedial action, including the reinstatement of certain employees and the previous terms and conditions of employment, the restoration of certain work, and a “make whole” remedy. TCI filed exceptions to the administrative law judge’s recommendations. While the matter was pending before the NLRB for decision, the parties agreed to a settlement of all matters that was completed during the quarter ended September 30, 2006.  Under the terms of the settlement, certain jobs will be maintained at TCI’s facility on specified conditions, the outstanding NLRB Complaint was dismissed by the NLRB Regional Director, the union’s remaining charges were withdrawn with the approval of the NLRB, and a sum of $750,000 has been distributed by TCI in accordance with the union’s agreement among certain of the employees laid off at the facility.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 27, 2006.  At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of seven persons to the Company’s Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:

15,469,182	For
104,550	Withheld

John R. Bartholdson:

14,917,100	For
656,632	Withheld

Claude F. Kronk:

15,422,168	For
151,564	Withheld

Richard C. Gozon:

15,422,116	For
151,564	Withheld

William O. Albertini:

15,486,413	For
87,319	Withheld

George Simpson

15,439,490	For
134,242	Withheld

Terry D. Stinson

15,486,165	For
87,567	Withheld

2.               Ratification of the selection of Ernst & Young LLP as independent accounting firm for the Company for the fiscal year ending March 31, 2007.

15,425,643	For
88,462	Against
59,627	Abstain
0	Broker Non-Votes

3.               Approval of the Amendment and Restatement of Triumph’s Amended and Restated Directors’ Stock Incentive Plan (previously named the Directors’ Stock Option Plan).

9,192,475	For
4,984,266	Against
71,796	Abstain
1,325,195	Broker Non-Votes

Item 6.   Exhibits.

Exhibit 4.1

Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

Exhibit 4.2	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.1).

Exhibit 4.3

Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

Exhibit 10.1	Amended and Restated Directors’ Stock Incentive Plan (effective July 27, 2006) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2006).

Exhibit 10.2	Compensation for the non-employee members of the Board of Directors of the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2006).

Exhibit 10.3

Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2006).

Exhibit 10.4	First Amendment to Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2006).

Exhibit 10.5	Second Amendment to Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2006).

Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	November 2, 2006
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	November 2, 2006
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 2, 2006
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)