Form 10-Q
period 2006-12-31
TRIUMPH GROUP INC /
filed 2007-02-02
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File Number:   1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1550 Liberty Ridge, Suite 100
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.001 per share, 16,387,503 shares as of December 31, 2006.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	DECEMBER 31, 2006	MARCH 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$9,349	$5,698
Accounts receivable, net	160,989	147,780
Inventories	285,981	235,878
Deferred income taxes	6,868	6,868
Prepaid expenses and other	6,444	4,894
Total current assets	469,631	401,118

Property and equipment, net	274,672	237,325

Goodwill	321,290	272,737
Intangible assets, net	61,827	49,424
Other, net	19,126	14,179

Total assets	$1,146,546	$974,783

Triumph Group, Inc.
Consolidated Balance Sheets (continued)
(dollars in thousands, except per share data)

	DECEMBER 31, 2006	MARCH 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,443	$73,995
Accrued expenses	69,056	68,488
Income taxes payable	5,880	5,195
Current portion of long-term debt	71	8,078
Total current liabilities	158,450	155,756

Long-term debt, less current portion	279,619	153,339
Deferred income taxes and other	98,756	101,985

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized,16,388,003 and 16,027,324 shares issued	16	16
Capital in excess of par value	273,151	260,124
Treasury stock, at cost, 500 and 18,311 shares	0	(455)
Accumulated other comprehensive income (loss)	832	(162)
Retained earnings	335,722	304,180
Total stockholders’ equity	609,721	563,703

Total liabilities and stockholders’ equity	$1,146,546	$974,783

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Net sales	$242,341	$187,221	$691,285	$548,551

Operating costs and expenses:
Cost of products sold	174,997	137,881	500,768	404,577
Selling, general, and administrative	34,333	28,007	98,348	79,781
Depreciation and amortization	9,234	8,130	26,811	24,043
	218,564	174,018	625,927	508,401

Operating income	23,777	13,203	65,358	40,150
Interest expense and other	3,227	3,086	10,754	9,445
Charge for early extinguishment of debt	5,088	—	5,088	—
Income before income taxes	15,462	10,117	49,516	30,705
Income tax expense	4,661	770	16,671	7,145
Net income	$10,801	$9,347	$32,845	$23,560

Earnings per share — basic:
Net income	$0.66	$0.59	$2.03	$1.48

Weighted average common shares outstanding — basic	16,262	15,912	16,168	15,909

Earnings per share — diluted:
Net income	$0.66	$0.58	$2.01	$1.47

Weighted average common shares outstanding —
diluted	16,459	16,052	16,353	16,038

Dividends declared and paid per common share	$0.04	$0.00	$0.08	$0.00

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$32,845	$23,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,811	24,043
Other amortization included in interest expense	1,429	570
Provision for doubtful accounts receivable	680	845
Provision for deferred income taxes	2,573	424
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(1,009)	5,697
Inventories	(40,255)	(17,005)
Prepaid expenses and other	(729)	(645)
Accounts payable, accrued expenses and accrued income taxes payable	(973)	(15,478)
Other	(677)	4,249
Net cash provided by operating activities	20,695	26,260

INVESTING ACTIVITIES
Capital expenditures	(40,139)	(17,288)
Proceeds from sale of assets	338	112
Cash used for businesses and intangible assets acquired	(94,552)	(12,734)
Net cash used in investing activities	(134,353)	(29,910)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2006	2005
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings	$35,259	$8,200
Proceeds from issuance of long term debt	201,991	3,229
Repayment of debt and capital lease obligations	(53)	(4,490)
Retirement of long-term debt	(124,424)	(2,320)
Payment of deferred financing costs	(6,102)	(1,317)
Proceeds from exercise of stock options, including excess tax benefit of $886 in 2006	11,718	261
Cash dividends on common stock	(1,303)	—
Net cash provided by financing activities	117,086	3,563

Effect of exchange rate changes on cash	223	(179)

Net change in cash	3,651	(266)
Cash at beginning of period	5,698	4,844

Cash at end of period	$9,349	$4,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$12,561	$6,579
Cash paid for interest	$15,015	$10,434

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Net income	$10,801	$9,347	$32,845	$23,560
Other comprehensive income Foreign currency translation adjustment	512	(180)	994	(984)
Total comprehensive income	$11,313	$9,167	$33,839	$22,576

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. During the three and nine months ended December 31, 2006, the Company recorded $600 and $1,764 of share-based compensation expense. Previous periods have not been restated. (See Note 7 for further details).

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax through comprehensive income.  SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We are required to apply the recognition provisions of SFAS No. 158 and provide the required disclosures as of the end of the fiscal year ended March 31, 2007.  The March 31, 2007 funded status of our plans will depend on actual benefits paid, the actual return on our plans’ assets for 2007 and the prevailing interest rates at year-end.  We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated balance sheets.  The measurement provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008.  The Company uses a December 31 measurement date for its union plans and March 31 for its supplemental executive retirement plan.

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

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at December 31, 2006 were $102,105 and $40,278, respectively.  Intangible assets cost and accumulated amortization at March 31, 2006 were $83,459 and $34,035, respectively.  Intangible assets consist of two major classes: (i) product rights and licenses, which at December 31, 2006 had a weighted-average life of 11.6 years, and (ii) non-compete agreements, customer relationships and other, which at December 31, 2006 had a weighted-average life of 10.7 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2006 were $69,452 and $29,368, respectively, and at March 31, 2006 were $69,452 and $24,631, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at December 31, 2006 were $32,653 and $10,910, respectively, and at March 31, 2006 were $14,007 and $9,404, respectively.  Amortization expense for the three and nine months ended December 31, 2006 was $2,269 and $6,243, respectively.  Amortization expense for the fiscal year ending March 31, 2007 and the succeeding five fiscal years by year is expected to be as follows: 2007: $8,516; 2008: $9,055; 2009: $8,816; 2010: $8,625; 2011: $6,801; 2012: $5,258.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

3.  ACQUISITIONS

Effective April 1, 2006, the Company acquired the assets and business of Excel Manufacturing, Inc., through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures — Wichita, Inc.  The acquisition of this business adds a significant new capability to the Company’s Aerospace Systems segment with the acquired company’s high-speed monolithic machining processes.  Triumph Structures — Wichita, Inc. specializes in complex, high speed monolithic precision machining, turning, subassemblies and sheet metal fabrication, serving domestic and international aerospace customers.

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

Effective November 1, 2006, the Company acquired Allied Aerospace Industries, Inc. (“Allied”) through the merger of a newly organized, wholly-owned subsidiary of the Company, with and into Allied.  The acquired business has since been consolidated into a single subsidiary of the company, Triumph Aerospace Systems — Newport News, Inc.  The acquisition of this business allows the Company to meet the growing demand for outsourced technical design and engineering capabilities.  Triumph Aerospace Systems — Newport News, Inc. specializes in engineering design and manufacturing solutions for complex aerospace and defense programs.

The acquisitions of the assets and businesses of Excel Manufacturing, Inc., Air Excellence International, Inc. and its affiliates, and Allied Aerospace Industries, Inc. are herein referred to as the “2007 Acquisitions”.  The combined purchase price of the 2007 Acquisitions of $93,583 includes cash paid at closing, estimated deferred payments and direct costs of the transactions.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $48,123 was recorded as goodwill, all of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $18,646 comprised of noncompete agreements, customer relationships, and backlog.  The Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals; accordingly, the allocation of the purchase price is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2007 Acquisitions:

Accounts receivable	$12,630
Inventory	10,547
Prepaids and other	816
Property and equipment	17,137
Goodwill	48,123
Intangible assets	18,646
Total assets	$107,899

Accounts payable	$8,870
Accrued expenses	7,339
Other current liabilities	476
Other long-term liability	7,756
Total liabilities	$24,441

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

The following unaudited pro forma information for the three and nine months ended December 31, 2006 and 2005 have been prepared assuming the 2007 Acquisitions had occurred on April 1, 2005.  The pro forma information for the three and nine months ended December 31, 2006 is as follows: Net sales: $244,263 and $713,193; Net income: $9,717 and $33,034; Net income per share — basic: $0.60 and $2.04; and Net income per share — diluted: $0.59 and $2.02. The pro forma information for the three and nine months ended December 31, 2005 is as follows: Net sales: $205,800 and $576,918; Net income: $8,394 and $20,754; Net income per share — basic: $0.53 and $1.30; and Net income per share — diluted: $0.52 and $1.29.

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

4.   INVENTORIES

The components of inventories are as follows:

	DECEMBER 31, 2006	MARCH 31, 2006

Raw materials	$34,301	$27,005
Manufactured and purchased components	92,149	81,149
Work-in-process	104,739	85,597
Finished goods	54,792	42,127
Total inventories	$285,981	$235,878

5.   LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31, 2006	MARCH 31, 2006

Convertible senior subordinated notes	$201,250	$0
Senior notes	0	124,424
Revolving credit facility	67,084	31,825
Subordinated promissory notes	5,500	0
Other debt	5,856	5,168
	279,690	161,417
Less current portion	71	8,078
	$279,619	$153,339

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

5.   LONG TERM DEBT (continued)

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

On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

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

The Company received net proceeds from the sale of the Notes of approximately $195,148 after deducting offering expenses of approximately $6,102.  The intended use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s Credit Facility.  Approximately $6,102 in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets.  Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007.  During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes.  The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.  This contingent interest feature represents an embedded derivative.  Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis.  Accordingly, no value has been assigned at issuance or at December 31, 2006.

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

Pursuant to the Indenture, the Company agreed to file with the SEC no later than the 90th day after the first date of original issuance of the Notes, a shelf registration statement covering resales of the Notes and the common stock issuable on conversion under Rule 415 under the Securities Act.  On December 14, 2006, the Company filed, and the SEC declared effective, the shelf registration statement covering resales of the Notes and common stock issuable on conversion under Rule 415 under the Securities Act.

Prepayment of Senior Notes

On October 4, 2006, the Company prepaid all of its outstanding Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”) and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased.  The Senior Notes were prepaid with the proceeds from the Company’s sale of the Notes as discussed above.  Immediately prior to prepayment, $68,375 aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56,049 aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding.  If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8,007 of the outstanding Class B notes starting on December 2, 2006.  The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company’s secured creditors to the extent of their security in the Company’s assets, equal in right of payment to the rights of creditors under the Company’s other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company’s subsidiaries. The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2,466, plus a “make whole” premium of approximately $4,395 based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid.  The Company expensed the “make whole” premium of $4,395 as well as unamortized debt issuance costs related to the Senior Notes of $693 in the third quarter of fiscal 2007.

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

6.   EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	(in thousands)		(in thousands)

	2006	2005	2006	2005

Weighted average common shares outstanding — basic	16,262	15,912	16,168	15,909
Net effect of dilutive stock options	197	140	185	129

Weighted average common shares outstanding — diluted	16,459	16,052	16,353	16,038

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

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($886 for the nine months ended December 31, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within selling, general, and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

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

Nine months ended December 31,
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

During the three and nine months ended December 31, 2006, the Company recorded $600 and $1,764, respectively, of share-based compensation expense. Total share-based compensation expense was comprised of stock option expense of $168 and $482 for the three and nine months ended December 31, 2006, respectively, and restricted stock expense of $432 and $1,282 for the three and nine months ended December 31, 2006, respectively. The Company estimates it will record share-based compensation expense of approximately $2,400 in fiscal 2007. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2007, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2007 may differ from the Company’s current estimate.

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

7.   STOCK COMPENSATION PLANS (Continued)

The following table illustrates the impact of share-based compensation on reported amounts:

	Three months ended December 31, 2006		Nine months ended December31, 2006

	As Reported	Impact of Share-Based Compensation	As Reported	Impact of Share-Based Compensation

Operating income	$23,777	$600	$65,358	$1,764

Net income	$10,801	$408	$32,845	$1,200

Earnings per share:
Basic	$0.66	$0.03	$2.03	$0.07
Diluted	$0.66	$0.02	$2.01	$0.07

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended December 31, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate IntrinsicValue

Outstanding at March 31, 2006	944,096	$35.28
Granted	-	-
Exercised	(335,823)	$33.44
Forfeited	(16,290)	$34.42

Outstanding at December 31, 2006	591,983	$36.35	5.1 years	$7,750
Exercisable at December 31, 2006	519,160	$37.14	5.1 years	$6,388

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

7.   STOCK COMPENSATION PLANS (Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the nine months ended December 31, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value

Nonvested at March 31, 2006	123,154	$14.29
Granted	-	-
Vested	(43,941)	$14.35
Forfeited	(6,390)	$14.25

Nonvested at December 31, 2006	72,823	$14.25

Expected future compensation expense relating to the 72,823 nonvested options outstanding as of December 31, 2006 is approximately $750.

There are 51,411 nonvested restricted shares outstanding as of December 31, 2006. Expected future compensation expense on these shares is approximately $1,377.

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

7.   STOCK COMPENSATION PLANS (Continued)

	Three Months Ended December 31, 2005	Nine months Ended December 31, 2005

Net income, as reported.	$9,347	$23,560
Add: Stock-related compensation expense included in reported net income, net of income taxes	81	221
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(238)	(3,263)

Pro forma net income	$9,190	$20,518

Earnings per share:
Basic, as reported	$0.59	$1.48
Basic, pro forma	$0.58	$1.29
Diluted, as reported	$0.58	$1.47
Diluted, pro forma	$0.58	$1.29

8.   GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2006 through December 31, 2006:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2006	$241,777	$30,960	$272,737
Goodwill recognized through the 2007 Acquisitions	42,274	5,843	48,117
Effect of exchange rate changes	430	6	436
Balance, December 31, 2006	$284,481	$36,809	$321,290

Triumph Group, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share data)
(Unaudited)

9.   SEGMENTS

The Company has two reportable segments: Aerospace Systems and Aftermarket Services. The Company’s Aerospace Systems segment consists of 34 operating locations and the Aftermarket Services segment consists of 17 operating locations at December 31, 2006.

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

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth due to the fact that most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $5,609 in revenue and $1,743 in operating loss, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment’s results for the three months ended December 31, 2005, and $15,018 in revenue and $4,303 in operating loss for the nine months ended December 31, 2005.  Segment results have been adjusted to reflect these changes.

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

9.   SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005
Net sales:
Aerospace systems	$190,100	$147,215	$544,002	$431,148
Aftermarket services	52,650	40,837	149,134	120,005
Elimination of inter-segment sales	(409)	(831)	(1,851)	(2,602)
	$242,341	$187,221	$691,285	$548,551
Income before income taxes:
Operating income (expense):
Aerospace systems	$25,809	$15,762	$71,455	$46,644
Aftermarket services	2,748	1,616	6,741	4,303
Corporate	(4,780)	(4,175)	(12,838)	(10,797)
	23,777	13,203	65,358	40,150
Interest expense and other	3,227	3,086	10,754	9,445
Charge for early extinguishment of debt	5,088	—	5,088	—
	$15,462	$10,117	$49,516	$30,705

Depreciation and amortization:
Aerospace systems	$6,567	$6,001	$19,323	$17,764
Aftermarket services	2,610	2,088	7,320	6,174
Corporate	57	41	168	105
	$9,234	$8,130	$26,811	$24,043

Capital expenditures:
Aerospace systems	$10,482	$3,437	$25,354	$9,701
Aftermarket services	3,439	3,110	14,597	7,286
Corporate	43	268	188	301
	$13,964	$6,815	$40,139	$17,288

	DECEMBER 31, 2006	MARCH 31, 2006
Total Assets:
Aerospace systems	$870,125	$737,864
Aftermarket services	233,517	212,335
Corporate	42,904	24,584

	$1,146,546	$974,783

During the three months ended December 31, 2006 and 2005, the Company had foreign sales of $53,010 and $41,379, respectively.  During the nine month period ended December 31, 2006 and 2005, the Company had foreign sales of $153,677 and $126,417, respectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

10.   SUBSEQUENT EVENT

In January 2007, the Company acquired the assets and business of Grand Prairie Accessory Services, LLC, through the Company’s subsidiary, Triumph Accessory Services-Grand Prairie, Inc., which is located in Grand Prairie, Texas. Triumph Accessory Services-Grand Prairie provides comprehensive maintenance solutions for engine accessories related to the CF34, CFM56, CF6, CT7 and V2500 family of engines.  Capabilities include fuel, oil, pneumatic, hydraulic and mechanical engine accessories for these and other aero and aero-derivative gas turbine engines.  The purchase price of approximately $40,060, which was paid in cash at closing, was funded by borrowings under the Company’s Credit Facility.

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

Financial highlights for the third quarter fiscal 2007 include:

•                  Net sales for the third quarter of fiscal 2007 increased 29% to $242.3 million

•                  Operating income in the third quarter of fiscal 2007 increased 80% to $23.8 million

•                  Net income for the third quarter of fiscal 2007 increased 16% to $10.8 million

•                  Backlog increased 29% over prior year to $1.1 billion

For the quarter ended December 31, 2006, net sales totaled $242.3 million, a 29% increase from last year’s third quarter net sales of $187.2 million.  Net income for the third quarter of fiscal 2007 increased 16% to $10.8 million, or $0.66 per diluted common share, versus $9.3 million, or $0.58 per diluted common share, for the third quarter of the prior year.  During the quarter, we generated $15.5 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 compared to three months ended December 31, 2005

	Three Months Ended December 31,
	2006	2005
	(in thousands)

Net Sales	$242,341	$187,221

Segment Operating Income	$28,557	$17,378
Corporate General and Administrative Expenses	(4,780)	(4,175)
Total Operating Income	23,777	13,203
Interest Expense and Other	3,227	3,086
Charge for early extinguishment of debt	5,088	—
Income Tax Expense	4,661	770
Net Income	$10,801	$9,347

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Net sales increased by $55.1 million, or 29.4%, to $242.3 million for the quarter ended December 31, 2006 from $187.2 million for the quarter ended December 31, 2005.  The acquisitions of the assets and businesses of Excel Manufacturing, Inc., Air Excellence International, Inc. and its affiliates, and Allied Aerospace Industries, Inc. , herein referred to as the “2007 Acquisitions”, contributed $18.8 million of the net sales increase.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $36.4 million, or 19.4%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $11.2 million or 64.3%, to $28.6 million for the quarter ended December 31, 2006 from $17.4 million for the quarter ended December 31, 2005.  Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $5.3 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $0.6 million, or 14.5%, to $4.8 million for the quarter ended December 31, 2006 from $4.2 million for the quarter ended December 31, 2005, primarily due to recognition of stock-based compensation and increased bonus accruals.

Interest expense and other increased by $0.1 million, or 4.6%, to $3.2 million for the quarter ended December 31, 2006 compared to $3.1 million for the prior year period.  This increase was due to higher average borrowings outstanding resulting from the 2007 Acquisitions and our capital expenditures, offset by lower interest on our new convertible notes issued on September 18, 2006 as compared to the Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”).

During the third quarter of fiscal 2007 we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a “make whole” premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

The effective income tax rate for the quarter ended December 31, 2006 was 30.1% compared to 7.6% for the quarter ended December 31, 2005.  The effective tax rates of 30.1% and 7.6% for the three months ended December 31, 2006 and 2005, respectively, vary from the Federal statutory tax rate of 35% primarily due to tax benefits realized from export sales and domestic production activities and from the research and development tax credit.  Additionally, the third quarter of fiscal 2006 included a $2.0 million reduction of income tax resulting from adjusting the income tax rate at which reversals of temporary differences were taxed.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance—Three months ended December 31, 2006 compared to three months ended December 31, 2005

	Three Months Ended December 31,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(in thousands)
NET SALES
Aerospace Systems	$190,100	$147,215	29.1%	78.4%	78.6%
Aftermarket Services	52,650	40,837	28.9%	21.7%	21.8%
Elimination of inter-segment sales	(409)	(831)	(50.8)%	(0.1)%	(0.4)%
Total Net Sales	$242,341	$187,221	29.4%	100.0%	100.0%

	Three Months Ended December 31,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$25,809	$15,762	63.7%	13.6%	10.7%
Aftermarket Services	2,748	1,616	70.0%	5.2%	4.0%
Corporate	(4,780)	(4,175)	(14.5)%	n/a	n/a
Total Segment Operating Income	$23,777	$13,203	80.1%	9.8%	7.1%

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $5.6 million in revenue and $1.7 million in operating loss for the quarter ended December 31, 2005, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment.  Segment results have been adjusted to reflect these changes.

Aerospace Systems: The Aerospace Systems segment net sales increased by $42.9 million, or 29.1%, to $190.1 million for the quarter ended December 31, 2006 from $147.2 million for the quarter ended December 31, 2005. The increase was primarily due to increased sales to our OEM customers driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita) and Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems — Newport News).

Aerospace Systems segment operating income increased by $10.0 million, or 63.7%, to $25.8 million for the quarter ended December 31, 2006 from $15.8 million for the quarter ended December 31, 2005. Operating income increased primarily due to margins attained on increased sales volume and the margins contributed from the Triumph Structures-Wichita and Triumph Aerospace Systems — Newport News acquisitions, partially offset by increases in payroll, healthcare and research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $11.8 million, or 28.9%, to $52.7 million for the quarter ended December 31, 2006 from $40.8 million for the quarter ended December 31, 2005. This increase was primarily due to global air traffic growth, resulting in increased demand for our repair and overhaul services and the net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors).

Aftermarket Services segment operating income increased by $1.1 million, or 70.0%, to $2.7 million for the quarter ended December 31, 2006 from $1.6 million for the quarter ended December 31, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Interiors partially offset by increases in payroll, healthcare and costs associated with the start up of our new Thailand maintenance and repair facility.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005

	Nine months Ended December 31,
	2006	2005
	(in thousands)
Net Sales	$691,285	$548,551

Segment Operating Income	78,196	$50,947
Corporate General and Administrative Expenses	(12,838)	(10,797)
Total Operating Income	65,358	40,150
Interest Expense and Other	10,754	9,445
Charge for early extinguishment of debt	5,088	—
Income Tax Expense	16,671	7,145
Net Income	$32,845	$23,560

Net sales increased by $142.7 million, or 26.0%, to $691.3 million for the nine months ended December 31, 2006 from $548.6 million for the nine months ended December 31, 2005.  The 2007 Acquisitions contributed $44.4 million.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $98.4 million, or 17.9%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $27.2 million or 53.5%, to $78.2 million for the nine months ended December 31, 2006 from $50.9 million for the nine months ended December 31, 2005.  Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $13.1 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $2.0 million, or 18.9%, to $12.8 million for the nine months ended December 31, 2006 from $10.8 million for the nine months ended December 31, 2005, primarily due to recognition of stock-based compensation and increased bonus accruals partially offset by decreased regulatory costs.

Interest expense and other increased by $1.3 million, or 13.8%, to $10.8 million for the nine months ended December 31, 2006 compared to $9.4 million for the prior year period.  This increase was due to higher average borrowings outstanding resulting from the 2007 Acquisitions and our capital expenditures, offset by lower interest on the convertible debt as compared to the Senior Notes and lower imputed interest related to our CFM56 Program.

During the third quarter of fiscal 2007 we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a “make whole” premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

The effective income tax rate was 33.7% for the nine months ended December 31, 2006 and 23.3% for the nine months ended December 31, 2005.  The effective tax rates of 33.7% and 23.3% for the nine months ended December 31, 2006 and 2005, respectively, vary from the Federal statutory tax rate of 35% primarily due to tax benefits realized from export sales and domestic production activities and from the research and development tax credit.  Additionally, the third quarter of fiscal 2006 included a $2.0 million reduction of income tax resulting from adjusting the income tax rate at which reversals of temporary differences were taxed.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Business Segment Performance —Nine months ended December 31, 2006 compared to nine months ended December 31, 2005

	Nine months Ended December 31,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(in thousands)
NET SALES
Aerospace Systems	$544,002	$431,148	26.2%	78.7%	78.6%
Aftermarket Services	149,134	120,005	24.3%	21.6%	21.9%
Elimination of inter-segment sales	(1,851)	(2,602)	(28.9)%	(0.3)%	(0.5)%
Total Net Sales	$691,285	$548,551	26.0%	100.0%	100.0%

	Nine months Ended December 31,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$71,455	$46,644	53.2%	13.1%	10.8%
Aftermarket Services	6,741	4,303	56.7%	4.5%	3.6%
Corporate	(12,838)	(10,797)	(18.9)%	n/a	n/a
Total Segment Operating Income	$65,358	$40,150	62.8%	9.5%	7.3%

Prior year period segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products.  The transitioning of these business units resulted in the shift of approximately $15.0 million in revenue and $4.3 million in operating loss for the nine months ended December 31, 2005, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment.  Segment results have been adjusted to reflect these changes.

Aerospace Systems: The Aerospace Systems segment net sales increased by $112.9 million, or 26.2%, to $544.0 million for the nine months ended December 31, 2006 from $431.1 million for the nine months ended December 31, 2005. The increase was primarily due to increased sales to our OEM customers driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and businesses of Excel Manufacturing, Inc. (now Triumph Structures-Wichita) and Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems — Newport News).

Aerospace Systems segment operating income increased by $24.8 million, or 53.2%, to $71.5 million for the nine months ended December 31, 2006 from $46.6 million for the nine months ended December 31, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the margins contributed from the Triumph Structures-Wichita and Triumph Aerospace Systems — Newport News acquisitions, partially offset by increases in payroll, healthcare and litigation costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $29.1 million, or 24.3%, to $149.1 million for the nine months ended December 31, 2006 from $120.0 million for the nine months ended December 31, 2005. This increase was primarily due to global air traffic growth, resulting in increased demand for our repair and overhaul services and the net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors).

Aftermarket Services segment operating income increased by $2.4 million, or 56.7%, to $6.7 million for the nine months ended December 31, 2006 from $4.3 million for the nine months ended December 31, 2005.  Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Interiors partially offset by increases in payroll, healthcare and costs associated with the start up of our new Thailand maintenance and repair facility.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the nine months ended December 31, 2006, we generated approximately $20.7 million of cash flows from operating activities, used approximately $134.4 million in investing activities and generated approximately $117.1 million in financing activities.

In April 2006, the Company acquired the assets and business of Excel Manufacturing, Inc., located in Wichita, KS.  In April 2006, the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates which is headquartered in Pittsburgh, PA, and operates three other strategically located facilities: Dallas, TX, Portland, OR and Shannon, Ireland.  In November 2006, the Company acquired Allied Aerospace Industries, Inc. located in Newport News, VA.  The total cash paid at these closings of approximately $83.5 million was funded by borrowings under the Company’s revolving credit facility.

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

The Company received net proceeds from the sale of the Notes of approximately $195.1 million after deducting estimated offering expenses of approximately $6.1 million.  The intended use of the net proceeds from the sale was for prepayment of the Company’s outstanding Senior Notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s credit facility.  Approximately $6.1 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets.  Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007.  During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes.  The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.  This contingent interest feature represents an embedded derivative.  Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the embedded derivative was determined to be de minimis.  Accordingly, no value has been assigned at issuance or at December 31, 2006.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

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

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.  The carrying amount of the Notes approximates fair value.

Pursuant to the Indenture, the Company agreed to file with the SEC no later than the 90th day after the first date of original issuance of the Notes, a shelf registration statement covering resales of the Notes and the common stock issuable on conversion under Rule 415 under the Securities Act.  On December 14, 2006, the Company filed, and the SEC declared effective, the shelf registration statement covering resales of the Notes and common stock issuable on conversion under Rule 415 under the Securities Act.

On October 4, 2006, the Company prepaid all of its outstanding Senior Notes and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased.  Immediately prior to prepayment, $68.4 million aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56.0 million aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding.  If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8.0 million of the outstanding Class B notes starting on December 2, 2006.  The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company’s secured creditors to the extent of their security in the Company’s assets, equal in right of payment to the rights of creditors under the Company’s other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company’s subsidiaries.

The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2.5 million, plus a “make whole” premium of approximately $4.4 million based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid.  The Company expensed the “make whole” premium of  $4.4 million as well as unamortized debt issuance costs related to the Senior Notes of $0.7 million in the third quarter of fiscal 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, extend the maturity date to June 30, 2011 and amend certain other terms and covenants.  The Credit Facility bears interest at either (i) LIBOR plus between 0.625% and 2.00% or (ii) the prime rate or (iii) an overnight rate at the option of the Company.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization.  In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.  On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

Effective January 1, 2007, the Company acquired the assets and business of Grand Prairie Accessory Services, LLC, located in Grand Prairie, Texas.  The total cash paid at closing of approximately $40.1 million was funded by borrowings under the Company’s revolving credit facility.

Capital expenditures were approximately $40.1 million for the nine months ended December 31, 2006 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be up to $55.0 million for our fiscal year ending March 31, 2007.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt Principal (1)	$279,690	$5,572	$155	$67,084	$206,879
Debt-Interest (2)	26,601	5,473	10,564	10,564	0
Operating Leases	72,048	15,537	25,604	13,708	17,199
Purchase Obligations	232,313	174,847	54,559	2,873	34
Other Long Term Obligations (1) (3)	5,932	5,927	5	0	0
Total	$616,584	$207,356	$90,887	$94,229	$224,112

                                                (1) Included in the Company’s balance sheet at December 31, 2006.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

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

As of December 31, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

One of our subsidiaries, Triumph Controls, LLC. (“TCI”), has been a party to administrative proceedings before the National Labor Relations Board (the “NLRB”). In these proceedings, TCI’s union has alleged that TCI engaged in unfair labor practices involving unilateral changes to existing terms and conditions of employment without first bargaining with the union. As previously disclosed, the parties recently agreed to a settlement of all matters. The settlement was completed during the quarter ended December 31, 2006.

Item 6.   Exhibits.

Exhibit 10.1	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2006).

Exhibit 10.2	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 2, 2007
Richard C. Ill, President & CEO

/s/ John R. Bartholdson	February 2, 2007
John R. Bartholdson, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 2, 2007
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)