Form 10-K
period 2007-03-31
TRIUMPH GROUP INC /
filed 2007-06-08
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

As of September 30, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $659,799,192. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2006. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, on May 31, 2007 was 16,638,688

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. in connection with our 2007Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.                        Business

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management’s beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management’s current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need. In addition to these factors and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight and international hostilities and terrorism. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

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

•       Complex composite structures

•       Composite floor panels, environmental control system ducting and non-structural composite flight deck and other interior components

•       Bonded components

Our Aftermarket Services Group serves a diverse group of customers which includes airlines, air cargo carriers, domestic and foreign militaries and third-party repair and overhaul providers. This group operates the world’s largest independent APU repair and overhaul business and endeavors to be the vendor of choice for airborne structures, airframe and main engine accessories and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, and Special Federal Aviation Regulation 36, or SFAR 36, proprietary repair procedures for the components we repair and overhaul. Companies in our aftermarket services group repair and overhaul various components for the aviation industry including:

•       APUs

•       Nacelles, thrust reversers and flight control surfaces

•       Engine accessories, including main engine fuel pumps

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

The components that these companies manufacture, process, repair and overhaul for the aerospace gas turbine industry include:

•       Airfoil castings

•       Hot section components

•       Gas turbine engine stators

•       Blades and vanes

•       Engine seals

Certain financial information about our two segments can be found in Note 18 of “Notes to Consolidated Financial Statements.”

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

We view our name and mark as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We develop and acquire new intellectual property on an ongoing basis and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our results of operations, our financial position or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.

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

Operating Locations

We conduct our business through operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at May 31, 2007:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSPACE SYSTEMS GROUP
Construction Brevetees d’Alfortville	Construction Brevetees d’Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	57
Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport(1)	Triumph Actuation Systems, LLC (formerly Frisby Aerospace, LLC)	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	251

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Actuation Systems—Connecticut	Triumph Actuation Systems—Connecticut, LLC (formerly HTD Aerospace, LLC)	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	139
Triumph Actuation Systems—Valencia(1)	Triumph Actuation Systems—Valencia, Inc. (formerly EFS Aerospace, Inc.)	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	201

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA El Segundo, CA Huntsville, AL Palm Beach, FL New Haven, CT	Offers a fully integrated range of capabilities, including system engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, and instrumentation and assembly testing services and complex structural design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	156
Triumph Aerospace Systems—Seattle (formerly Triumph-Seattle)	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	23

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aerospace Systems—Wichita(1)	Triumph Aerospace Systems—Wichita, Inc. (formerly Lee Aerospace, Inc.)	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	137
Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including environmental control system ducting, floor panels, aisle stands and glareshields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	482
Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	178

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Fabrications—Fort Worth(1) Triumph Fabrications—Hot Springs	Triumph Fabrication—Fort Worth, Inc. (formerly Aerospace Technologies, Inc.) Triumph Fabrications—Hot Springs, Inc. (formerly Chem-Fab Corporation)	Fort Worth, TX Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, metallic/ composite bonding and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	505
Triumph Fabrications— Shelbyville (formerly K-T Corporation)	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	138
Triumph Fabrications—San Diego(1) Triumph Fabrications—Phoenix	Triumph Fabrications—San Diego, Inc. (formerly Triumph Components—San Diego, Inc.) Triumph Engineered Solutions, Inc.	El Cajon, CA Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	215

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	392
Triumph Northwest (formerly Northwest Industries)	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	34
Triumph Precision (formerly LA Gauge)	Triumph Precision, Inc.	Sun Valley, CA	Manufactures ultra-precision machined components and assemblies to the aviation, defense, space and commercial industries.	Military and Medical OEMs.	46
Triumph Processing	Triumph Processing, Inc. (formerly DV Industries)	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	101
Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc. (formerly Nu-Tech Industries)	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	134

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	363
Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	164
Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	158

Operation	Subsidiar	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AFTERMARKET SERVICES GROUP
Triumph Accessory Services—Wellington(1)(2)	The Triumph Group Operations, Inc.	Wellington, KS Milwaukee, WI	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	107
Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and air frame accessories including a variety of gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	98
Triumph Air Repair(1)(2)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories.	Commercial, General Aviation and Military Aftermarket.	213
Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	126

Operation	Subsidiar	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	99
Triumph Engines—Tempe(1) (formerly AMTI)	Triumph Engineered Solutions, Inc.	Tempe, AZ Chandler, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	163
Triumph Instruments—Burbank(1) (formerly Triumph Instruments & Avionics) Triumph Instruments—Ft. Lauderdale(1) Triumph Instruments—Austin(1)	Triumph Instruments—Burbank, Inc. Triumph Instruments, Inc. (formerly JDC Company)	Burbank, CA Ft. Lauderdale, FL Austin, TX	Repairs and overhauls aircraft instruments and avionics.	Commercial, General Aviation and Military Aftermarket.	128

Operation	Subsidiar	Operating Location	Business	Type of Customers	Number of Employees
Triumph Interiors	Triumph Interiors, LLC Triumph Interiors Limited	Oakdale, PA(1) Grand Prairie, TX(1) Shannon, Ireland(1)	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of PMA interior lighting and plastic components.	Commercial Aftermarket.	134
Triumph Logistics Triumph Logistics	The Triumph Group Operations, Inc. Triumph Logistic (UK) Ltd. (formerly Triumph Aftermarket Services (Europe) Ltd.)	Phoenix, AZ Basingstoke, England	Provides distribution, exchange and lease programs for auxiliary power units (APUs), APU components and components supported by Triumph Group Companies.	Commercial, General Aviation and Military Aftermarket.	32
Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	91
Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	28

(1)          Designates FAA-certified repair station.

(2)          Designates SFAR 36 certification.

Sales and Marketing

While each of our operating companies maintains responsibility for company specific selling efforts through direct selling, we have developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and bundled repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer’s changing needs and current trends in each market/geographic region in which we operate.

All three of these marketing organizations operate as the front-end of the selling process, establishing/maintaining relationships, identifying opportunities to leverage our brand, and providing customer service for our customers. Each individual operating company is responsible for its own engineering and technical support, pricing, manufacturing and product support.

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

As of March 31, 2007, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,147 million, of which $1,104 million and $43 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2006, our continuing operations had outstanding purchase orders representing an aggregated invoice price of approximately $888 million, of which $859 million and $29 million relate to the Aerospace Systems group and the Aftermarket Services group, respectively. Backlog amounts attributable to our two segments on March 31, 2006 reflect that, in 2007, we reclassified the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth from the Triumph Aftermarket Services Group to the Triumph Aerospace Systems Group due to the fact that most of their product line has been transitioned to aerospace OEM products. We believe that purchase orders totaling approximately $368 million will not be shipped by March 31, 2008.

For the year ended March 31, 2007, the Boeing Company, or Boeing, represented approximately 21.6% of the net sales. The loss of such customer could have material adverse impact on us.

United States and Foreign Operations

Our revenues from our continuing operations to customers in the United States for fiscal years 2007, 2006 and 2005 were approximately $751 million, $592 million and $531 million, respectively. Our revenues from our continuing operations to customers in all foreign countries for fiscal years 2007, 2006 and 2005 were approximately $203 million, $168 million and $158 million, respectively.

As of March 31, 2007, 2006 and 2005, our long-lived assets for our continuing operations located in the United States were approximately $702 million, $566 million and $569 million, respectively. As of March 31, 2007, 2006 and 2005, our long-lived assets for our continuing operations located in all foreign countries were approximately $23 million, $7 million and $9 million, respectively.

Competition

We compete primarily with the top-tier systems integrators and manufacturers that supply them, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft systems components and subassemblies. OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and therefore are less of a competitive force than in previous years.

Competition for the repair and overhaul of aviation components comes from three primary sources, some with greater financial and other resources than we have:  OEMs, major commercial airlines and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. Most low-cost carriers outsource their overhaul and repair activity to other aircraft operators as third parties. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

Participants in the aerospace industry compete primarily on the basis of price, breadth of technical capabilities, quality, turnaround time and capacity.

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

Employees

As of March 31, 2007, we employed 5,147 persons, of whom 468 were management employees, 123 were sales and marketing personnel, 595 were technical personnel, 610 were administrative personnel and 3,351 were production workers.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 651 full-time employees. Currently, approximately 13% of our permanent employees are represented by labor unions and approximately 22% of net sales are derived from the facilities at which at least some employees are unionized. One collective bargaining agreement that we are party to will expire on June 30, 2007, but we are currently in discussions to enter into a new collective bargaining agreement following its expiration. No work stoppage is expected at the relevant location. Our inability to negotiate an acceptable contract with this or other labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Executive Officers

Name	Age	Position	Effective Date of Election to Present Position
Richard C. Ill	64	President and Chief Executive Officer	July 1, 1993
Lawrence J. Resnick	49	Senior Vice President—Operations	April 1, 2004
John B. Wright, II	53	Vice President, General Counsel and Secretary	July 12, 2004
Kevin E. Kindig	50	Vice President and Controller	April 1, 1999

Richard C. Ill has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a director of P.H. Glatfelter Company, Airgas Inc. and Baker Industries and a member of the advisory board of Outward Bound, USA.

Lawrence J. Resnick has been a Senior Vice President since April 2004. From August 2000 until April 2004,  he was a Vice President. Mr. Resnick was the President of Triumph Controls, Inc., one of our subsidiaries, from January 1996 through July 2000.

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

Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

In addition, as previously announced, M. David Kornblatt is joining us in June 2007 as Senior Vice President and Chief Financial Officer.  Immediately prior to joining us, Mr. Kornblatt served as Senior Vice President—Finance and Chief Financial Officer at Carpenter Technology Corporation, a manufacturer and distributor of specialty alloys and various engineered products. From 2003 to 2005, he was Vice President and Chief Financial Officer at York International, prior to its acquisition by Johnson Controls in December 2005. Before that, Mr. Kornblatt was the Director of Taxes-Europe for The Gillette Company in London, England for three years.

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

Item 1A.                Risk Factors

Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.   A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2007. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.

There has been a recovery in commercial air travel to levels above those prior to the terrorist attacks of September 11, 2001 resulting in recovery of demand for commercial aerospace products and services. Nevertheless, as a result of market conditions since September 11, 2001, the financial condition of our airline customers has deteriorated and thereby introduced credit risk with some of our significant airline customers, as well as introducing negative implications for their ability to fund the acquisition of new aircraft for their fleet. In addition, the recent rise in energy costs has significantly increased the price of fuel to the airlines resulting in additional pressure on operating costs. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

Competitive pressures may adversely affect us.   We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than we have. Competitive pressures may materially adversely affect our operating revenues and margins, and, in turn, our business and financial condition.

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

The loss of our key customer could have a material adverse effect on us.   For the year ended March 31, 2007, The Boeing Company, or Boeing, represented approximately 21.6% of net sales, respectively. The loss of this customer could have a material adverse impact on us. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

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

Many new aircraft programs require that major suppliers become risk-sharing partners, meaning that the cost of design, development and engineering work associated with the development of the aircraft is borne by the supplier, usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing’s 787 and Airbus’ A380 are examples of two new aircraft programs in which we are competing in a product development process in order to obtain eventual long term production agreements. In the event that the aircraft fails to reach the full production stage or we fail to win the long-term contract, the investment that we have made in research and development and other start-up costs may not produce the anticipated return on investment.

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

Our expansion into international markets may increase credit, currency and other risks.   As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with the completion of our Thailand facility and as we pursue customers in other parts of the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. We may also make additional foreign capital investments, including acquisitions of foreign companies, in the future. Risk inherent to international operations include, but are not limited to, the following:

•       difficulty in enforcing agreements in foreign legal systems;

•       foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•       fluctuations in exchange rates may affect demand for our products and services and may adversely affect our profitability in U.S. dollars;

•       inability to obtain, maintain or enforce intellectual property rights;

•       changes in general economic and political conditions in the countries in which we operate;

•       unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•       difficulty with staffing and managing widespread operations; and

•       difficulty of and costs relating to compliance with the different commercial and legal requirements of the countries in which we operate.

We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.   A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, availability under our credit facility and by particular restrictions contained in our credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

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

Our acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.   We have a consistent strategy to grow, in part, by the acquisition of additional businesses in the aerospace industry and are continuously evaluating various acquisition opportunities, including those outside the United States and those that are larger than the acquisitions we have made previously. However, we do not have any definitive agreements at this time to acquire additional businesses. Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

Any product liability claims in excess of insurance may adversely affect our financial condition.   Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us or the failure of an aircraft component designed or manufactured by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our financial condition.

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

Any exposure to environmental liabilities may adversely affect us.   Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Some of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc., or IKON. The IKON indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to our acquisition from IKON in July 1993, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired have and, at least in some cases, continue to be under investigation or subject to remediation. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote waste disposal sites. We are often indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we might otherwise incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

We may become involved in intellectual property litigation, which could have a material and adverse impact on our profitability.   We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims may have a material and adverse impact on our profitability. In addition, in our overhaul and repair businesses, OEMs of equipment that we maintain for our customers increasingly include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will not be successful.

Item 2.                        Properties

Our executive offices are located in Wayne, Pennsylvania, where we lease 9,139 square feet of space. In addition, as of April 1, 2007, we owned or leased the following facilities in which our operating locations are located.

		Square	Owned/
Location	Description	Footage	Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	216,001	Owned
Chandler, AZ	Manufacturing facility/office	34,263	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	113,790	Leased
El Segundo, CA	Trisonic wind tunnel testing facility	23,600	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	67,200	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Sun Valley, CA	Machine shop/office	30,000	Owned
Valencia, CA	Manufacturing facility/office	40,205	Leased
Valencia, CA	Manufacturing facility/office	86,970	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bethel, CT	Office	1,650	Leased
Bloomfield, CT	Manufacturing facility/office	25,000	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
New Haven, CT	Engineering/manufacturing	2,400	Leased
Palm Beach, FL	Engineering	4,200	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Shelbyville, IN	Manufacturing facility/office	192,300	Owned
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Wichita, KS	Manufacturing facility/office	130,275	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	80,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/Manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,404	Leased
Spokane, WA	Manufacturing facility/office	394,000	Owned

TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	214,620	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Chandler, AZ	Casting facility/office	31,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	18,597	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	23,000	Owned
Burbank, CA	Instrument shop/warehouse/office	25,000	Leased
Basingstoke, England	Repair and overhaul/office	3,350	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Shannon, Ireland	Production/warehouse/office	13,000	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Portland, OR	Production/office	17,311	Leased
Oakdale, PA	Production/warehouse/office	48,000	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Dallas, TX	Production/office	13,500	Leased
Grand Prairie, TX	Repair and overhaul shop/office	80,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
Milwaukee, WI	Office	2,600	Leased

We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.                      Legal Proceedings

On July 9, 2004, Eaton Corporation and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC (now named Triumph Actuation Systems, LLC), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law. In particular, the complaint alleges the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation.

On September 30, 2004, Frisby Aerospace and the individual defendants filed separate responses to Eaton’s claims. Frisby Aerospace filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina’s Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. We and defendant Jeff Frisby, President of Frisby Aerospace at the time the engineer defendants were hired, moved to dismiss for lack of personal jurisdiction.

A Special Master was appointed by the Court and discovery began, which has included written discovery responses, exchange of documents, and depositions.

On January 4, 2006, we, Frisby Aerospace and Jeff Frisby filed a “Motion to Dismiss and for Sanctions Against Plaintiffs for Unlawfully Compensating [a] Fact Witness.”  Plaintiffs opposed this motion and filed their brief on January 31, 2006. Oral Argument was held before the Court on March 31, 2006. On March 31, 2006, the Court stayed the case pending the resolution of certain related issues that the Court referred to the Special Master.

On December 5, 2006, after conducting discovery and hearings on the issues referred by the Court, the Special Master issued a Report and Recommendation to the Court, which the Court reviewed. On April 6, 2007, the Court denied our motion to dismiss, but entered sanctions against Eaton, which include a jury instruction should Eaton call a certain witness to testify. The Court also ordered that discovery in the case resume. We and the other defendants have filed a motion for reconsideration, which has now been briefed and is awaiting the decision of the Court.

No trial date has been scheduled. It is too early to determine what, if any, exposure to liability we or Frisby Aerospace face as a result of this lawsuit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute Frisby Aerospace’s counterclaims.

The above allegations also relate to alleged conduct that is the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi. On January 22, 2004, a search warrant was executed on the offices of Frisby Aerospace, in connection with this investigation. Frisby Aerospace cooperated with the investigation. On December 20, 2006, five engineers of Frisby Aerospace who are former employees of Eaton Aerospace, LLC, were indicted by a grand jury sitting in the Southern District of Mississippi on five counts of trade secret misappropriation, conspiracy to misappropriate trade secrets, and mail and wire fraud. No charges were brought against Frisby Aerospace, and we understand that neither we nor Frisby Aerospace is currently the subject of the criminal investigation. Trial for these individuals is scheduled to begin in September 2007.

In the ordinary course of our business, we are also involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that we deem to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While we cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, we do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

Our Common Stock is traded on the New York Stock Exchange under the symbol “TGI.”  The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2006
1st Quarter	$40.65	$29.97
2nd Quarter	43.56	32.09
3rd Quarter	40.30	33.11
4th Quarter	44.90	36.87
Fiscal 2007
1st Quarter	$54.90	$43.83
2nd Quarter	50.85	40.60
3rd Quarter	55.03	40.98
4th Quarter	57.45	51.61

On May 31, 2007, the reported closing price for our Common Stock was $66.08. As of May 31, 2007, there were approximately 74 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 12,852 persons.

Dividend Policy

During fiscal 2007, we paid a quarterly cash dividend of $0.04 per share in each of the second, third and fourth fiscal quarters. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our board of directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee’s shares of capital stock upon termination of employment.

Equity Compensation Plan Information

The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be held on July 25, 2007, under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The graph below compares the percentage change in cumulative total stockholder return on our common stock, on a quarterly basis, from March 31, 2002 to present with the cumulative total return over the same period of the Russell 2000 index and the S & P Aerospace & Defense index. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S & P Aerospace & Defense Index

*                    $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.  Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07
Triumph Group, Inc.	100.00	57.27	84.31	99.34	112.91	141.51
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
S & P Aerospace & Defense	100.00	67.03	94.76	119.22	146.89	170.47

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Fiscal Years Ended March 31,
	2007(1)(5)	2006	2005(2)	2004(3)	2003(4)
	(in thousands, except per share data)
Operating Data:
Net sales	$954,735	$760,421	$688,485	$608,315	$565,381
Cost of products sold	689,541	562,621	517,706	454,047	398,258
Gross profit	265,194	197,800	170,779	154,268	167,123
Selling, general and administrative expense	137,512	109,675	106,821	89,418	72,113
Depreciation and amortization	37,029	32,038	30,528	28,237	24,387
Operating income	90,653	56,087	33,430	36,613	70,623
Interest expense and other	19,556	12,519	13,025	12,212	12,365
Income from continuing operations, before income taxes	71,097	43,568	20,405	24,401	58,258
Income tax expense	24,026	9,053	4,596	4,991	20,682
Income from continuing operations	47,071	34,515	15,809	19,410	37,576
Loss from discontinued Operations	—	—	(4,381)	(1,188)	(859)
Net income	$47,071	$34,515	$11,428	$18,222	$36,717
Earnings per share:
Income from continuing operations:
Basic	$2.90	$2.17	$1.00	$1.23	$2.37
Diluted	$2.87	$2.15	$0.99	$1.22	$2.36
Cash dividends declared per share	$0.12	—	—	—	—
Shares used in computing earnings per share:
Basic	16,220	15,920	15,877	15,842	15,833
Diluted	16,413	16,060	15,971	15,918	15,924

	As of March 31,
	2007(1)	2006	2005	2004(3)	2003(4)
	(in thousands)
Balance Sheet Data:
Working capital	$310,027	$247,832	$213,858	$257,274	$231,917
Total assets	1,229,158	977,253	937,715	935,541	864,168
Long-term debt, including current portion	316,183	161,417	157,782	225,847	199,523
Total stockholders’ equity (5)	$627,363	$563,703	$526,663	$514,314	$494,344

(1)             Includes the acquisition of the assets and businesses of Excel Manufacturing, Inc., Air Excellence International, Inc., Grand Prairie Accessory Services, LLC and the acquisition through merger of Allied Aerospace Industries, Inc., from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(2)             Results include $3.1 million of restructuring costs associated with ceasing the operations of the Company’s Phoenix Manufacturing Division of the Company’s Triumph Engineered Solutions subsidiary and the divestitures of the Company’s IGT repair division and the Wisconsin Manufacturing division of the Company’s Triumph Engineered Solutions subsidiary. See Note 4 to the Consolidated Financial Statements.

(3)             Includes the acquisitions of Parker Hannifin’s United Aircraft Products Division and Rolls-Royce Gear Systems, Inc. from the date of each respective acquisition.

(4)             Includes the acquisition of the Ozone Assets, the Aerocell Assets, Furst and the assets of The Boeing Company’s Spokane Fabrication Operation from the date of each respective acquisition.

(5)             Fiscal 2007 includes stock-based compensation pre-tax charges of $2,524 related to the adoption of SFAS No. 123R as of April 1, 2006.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

Financial highlights for fiscal 2007 include:

•       Net sales for fiscal 2007 increased 26% to $954.7 million

•       Operating income in fiscal 2007 increased 62% to $90.7 million

•       Net income for fiscal 2007 increased 36% to $47.1 million

•       Backlog increased 29% over prior year to $1.1 billion

For fiscal year 2007, net sales totaled $954.7 million, a 26% increase from fiscal year 2006 net sales of $760.4 million. Net income for fiscal year 2007 increased 36% to $47.1 million, or $2.87 per diluted common share, versus $34.5 million, or $2.15 per diluted common share, for fiscal year 2006.

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2007, we generated approximately $46.2 million of cash flows from operating activities, used approximately $199.2 million in investing activities and generated approximately $154.3 million in financing activities.

We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions.  Our organic growth has remained robust through continually adding products and services, expanding our operating capacity and marketing our complete portfolio of capabilities. Our core revenue growth in fiscal 2007 as compared to fiscal 2006 excluding the impact of acquisitions was 15%. Our company has an aggressive but highly selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth. During fiscal 2007 we acquired four companies, which have significantly enhanced our product and service capabilities, while adding in excess of $120 million in annualized revenue.

During fiscal 2007, we restructured our financing facilities through the issuance of low interest convertible debt and the retirement of higher interest notes. We have also increased our revolving credit facility. These transactions will enable us to support internal growth initiatives and the funding of future acquisitions.

In July 2006, our Board of Directors declared our first quarterly cash dividend.

OUTLOOK

Net Sales for fiscal 2008 are expected to grow in the range of $1.1 billion to $1.2 billion, and earnings per share for fiscal 2008 are expected to be between $3.60 and $3.80.

Our fiscal 2008 outlook is based on the following market assumptions:

•       The commercial jet aircraft market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share, and traditional airlines continue to improve their competitive position by lowering their cost structure through merger (US Airways/America West), bankruptcy (Delta Airlines and Northwest) and restructuring (American Airlines). Some of the airline restructurings have led to increased outsourcing opportunities, benefiting our Aftermarket Services segment.

•       Aircraft seat miles, a key indicator of airline health, remains steady at a 4% growth in calendar 2007, positively affecting our business. The continued growth in air freight also will benefit us and the industry. Finally, recent upward movement in airline ticket prices, which are being sustained, should help stabilize the financial position of the airlines.

•       Air cargo continues to exhibit strong growth and financial stability, a key market segment for Triumph given our product penetration with these carriers.

•       The major trends that shape the current military/defense environment include: a growing U.S. Government defense budget and rapid expansion of information and communication technologies. The 2007 U.S. Department of Defense (“DoD”) authorization was approved in the fourth quarter of 2006 at a total level of $424 billion for 2007 and $460 billion for 2008 (excluding supplementals). Although under pressure, the DoD budget remains strong and focused on transformation. With this continued pressure on the budget, the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs.

•       Deliveries of Airbus and Boeing large commercial aircraft are expected to be higher in calendar 2007 compared to calendar 2006. Airbus and Boeing reported actual deliveries for calendar 2006 of 832 aircraft. Their deliveries for calendar 2007 are expected to increase by approximately 8%, to about 891 aircraft. Capacity in the global airline system, as measured by available seat miles (“ASMs”) is expected to continue to grow. We expect global ASM growth of about 4% in calendar 2007 compared to calendar 2006. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow with increases in capacity.

•       Total regional and business aircraft production is expected to increase in fiscal 2008 compared to fiscal 2007, as deliveries of business jets are expected to significantly increase with a strong domestic economy and the production of various models of very light jets (“VLJ”). In the regional aircraft market we expect to see growth driven by the 80-100 seat jet and 40-60 seat turboprop segments, slightly offset by continued weakness in the 40-60 seat jet products.

•       Military sales (OEM and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to grow in the single digit range for calendar 2007 compared to calendar 2006.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

	Year Ended March 31,
	2007	2006
	(in thousands)
Net Sales	$954,735	$760,421
Segment Operating Income	$110,005	$70,594
Corporate General and Administrative Expenses	(19,352)	(14,507)
Total Operating Income	90,653	56,087
Interest Expense and Other	14,468	12,519
Charge for early extinguishment of debt	5,088	—
Income Tax Expense	24,026	9,053
Net Income	$47,071	$34,515

Net sales increased by $194.3 million, or 25.6%, to $954.7 million for the fiscal year ended March 31, 2007 from $760.4 million for the fiscal year ended March 31, 2006. The acquisitions of the assets and businesses of Excel Manufacturing, Inc., Air Excellence International, Inc. and its affiliates, Allied Aerospace Industries, Inc., and Grand Prairie Accessory Services, LLC, herein referred to as the “2007 Acquisitions”, contributed $75.7 million of the net sales increase. Excluding the effects of the 2007 Acquisitions, organic sales growth was $117.5 million, or 15.4%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $39.4 million, or 55.8%, to $110.0 million for the year ended March 31, 2007 from $70.6 million for the year ended March 31, 2006. Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $22.3 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $4.8 million, or 33.4%, to $19.4 million for the year ended March 31, 2007 from $14.5 million for the year ended March 31, 2006, primarily due to recognition of stock-based compensation, increased bonus accruals and a settlement of a $1.1 million claim.

Interest expense and other increased by $1.9 million, or 15.6%, to $14.5 million for the year ended March 31, 2007 from $12.5 million for the year ended March 31, 2006. This increase was due to higher average borrowings outstanding used to fund the 2007 Acquisitions and our capital expenditures, partially offset by lower interest on our new convertible notes issued on September 18, 2006 as compared to the Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”).

During fiscal 2007, we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a “make whole” premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

The effective income tax rates of 33.8% and 20.8% for the year ended March 31, 2007 and 2006, respectively, vary from the Federal statutory tax rate of 35% primarily due to tax benefits realized from export sales and domestic production activities and from the research and development tax credit. Additionally, fiscal 2006 included a $2.0 million reduction of income tax resulting from adjusting the income tax rate at which reversals of temporary differences were taxed and a $2.2 million reduction of income tax expense related to the completion of income tax audits.

Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005

	Year Ended March 31,
	2006	2005
	(in thousands)
Net Sales	$760,421	$688,485
Segment Operating Income	70,594	46,684
Corporate General and Administrative Expenses	(14,507)	(13,254)
Total Operating Income	56,087	33,430
Interest Expense and Other	12,519	13,025
Income Tax Expense	9,053	4,596
Income from Continuing Operations	34,515	15,809
Loss from Discontinued Operations	—	(4,381)
Net Income	$34,515	$11,428

Net sales increased by $71.9 million, or 10.4%, to $760.4 million for the fiscal year ended March 31, 2006 from $688.5 million for the fiscal year ended March 31, 2005.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates and sales of large structural precision components and assemblies for the aerospace and defense markets while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic and increased market share of certain components.

Segment operating income increased by $23.9 million, or 51.2%, to $70.6 million for the year ended March 31, 2006 from $46.7 million for the year ended March 31, 2005. Operating income growth was a direct result of margins attained on increased sales volume as described above. Also adding to the increase was the shutdown of the “Other” segment, partially offset by increases in payroll, healthcare, litigation costs and costs associated with the startup of our new Thailand maintenance and repair facility.

Corporate general and administrative expenses increased by $1.3 million, or 9.5%, to $14.5 million for fiscal 2006 from $13.3 million for fiscal 2005, primarily due to rent expense and other costs associated with idle facilities, as well as increased staffing, incentive compensation expense and costs associated with acquisitions that we pursued but did not complete, partially offset by decreased regulatory costs.

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

The effective tax rate was 20.8% for fiscal 2006 and 22.5% for fiscal 2005. The fiscal 2006 and 2005 effective tax rates vary from the federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the Extraterritorial Income Exclusion. Fiscal 2006 also includes a $2.0 million reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed and a $2.2 million reduction of income tax expense resulting from completion of income tax audits.

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

Business Segment Performance

We are a major supplier to the aerospace industry and have two operating segments:  (i) Triumph Aerospace Systems Group; and (ii) Triumph Aftermarket Services Group. Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 18 operating locations at March 31, 2007. The Other segment consisted of 4 operating locations prior to the elimination of this segment as of March 31, 2005 due to the shutdown, sale or transfer of assets to our other operating segments.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The Aftermarket Services operations also perform repair and overhaul services, and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

Business Segment Performance—Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

	Year Ended March 31,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(in thousands)
NET SALES
Aerospace Systems	$750,852	$599,984	25.1%	78.6%	78.9%
Aftermarket Services	206,309	164,026	25.8%	21.6%	21.6%
Elimination of inter-segment sales	(2,426)	(3,589)	32.4%	(0.2)%	(0.5)%
Total Net Sales	$954,735	$760,421	25.6%	100.0%	100.0%

	Year Ended March 31,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$101,624	$66,016	53.9%	13.5%	11.0%
Aftermarket Services	8,381	4,578	83.1%	4.1%	2.8%
Corporate	(19,352)	(14,507)	33.4%	n/a	n/a
Total Segment Operating Income	$90,653	$56,087	61.6%	9.5%	7.4%

Prior year segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Phoenix and Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products. The transitioning of these business units resulted in the shift of approximately $21.7 million in revenue and $6.8 million in operating loss for the year ended March 31, 2006, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment. For all years presented, segment results have been adjusted to reflect these changes.

Aerospace Systems:   The Aerospace Systems segment net sales increased by $150.9 million, or 25.1%, to $750.9 million for the year ended March 31, 2007 from $600.0 million for the year ended March 31, 2006. The increase was primarily due to increased sales to our OEM customers of $95.1 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita) and Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) of $55.8 million.

Aerospace Systems segment operating income increased by $35.6 million, or 53.9%, to $101.6 million for the year ended March 31, 2007 from $66.0 million for the year ended March 31, 2006. Operating income increased primarily due to margins attained on increased sales volume of $30.0 million and the margins contributed from the Triumph Structures—Wichita and Triumph Aerospace Systems—Newport News acquisitions of $19.7 million, partially offset by increases in payroll, research and development costs, litigation costs and healthcare costs.

Aftermarket Services:   The Aftermarket Services segment net sales increased by $42.3 million, or 25.8%, to $206.3 million for the year ended March 31, 2007 from $164.0 million for the year ended March 31, 2006. This increase was primarily due to organic growth of $22.4 million which was principally associated with global air traffic growth, resulting in increased demand for our repair and overhaul services and $19.9 million of net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors) and Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie).

Aftermarket Services segment operating income increased by $3.8 million, or 83.1%, to $8.4 million for the year ended March 31, 2007 from $4.6 million for the year ended March 31, 2006. Operating income increased primarily due to margins attained on increased sales volume of $4.6 million and the contribution from the acquisition of Triumph Interiors and Triumph Accessory Services—Grand Prairie of $2.6 million partially offset by increases in payroll, costs associated with the startup of our new Thailand maintenance and repair facility and a charge related to a change in our method of recognizing revenue for the power by the hour contracts.

Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005

	Year Ended March 31,		%	% of Total Sales
	2006	2005	Change	2006	2005
	(in thousands)
NET SALES
Aerospace Systems	$599,984	$507,769	18.2%	78.9%	73.8%
Aftermarket Services	164,026	162,634	0.9%	21.6%	23.6%
Other	0	26,560	(100)%	0.0%	3.8%
Elimination of inter-segment sales	(3,589)	(8,478)	57.7%	(0.5)%	(1.2)%
Total Net Sales	$760,421	$688,485	10.4%	100.0%	100.0%

	Year Ended March 31,		%	% of Segment Sales
	2006	2005	Change	2006	2005
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$66,016	$54,267	21.7%	11.0%	10.7%
Aftermarket Services	4,578	7,406	(38.2)	2.8%	4.6%
Other	0	(14,989)	(100)%	n/a	(56.4)%
Corporate	(14,507)	(13,254)	9.5%	n/a	n/a
Total Segment Operating Income	$56,087	$33,430	67.8%	7.4%	4.9%

Prior year segment results have been changed to classify certain revenue and costs from the Aftermarket Services segment to the Aerospace Systems segment for the operations of Triumph Fabrications-Fort Worth as most of their product line has been transitioned to aerospace OEM products. The transitioning of these business units resulted in the shift of approximately $12.3 million in revenue and $0.2 million in operating income for the year ended March 31, 2005, previously reported in the Aftermarket Services segment, to the Aerospace Systems segment. For all years presented, segment results have been adjusted to reflect these changes.

Aerospace Systems:   The Aerospace Systems segment net sales increased by $92.2 million, or 18.2%, to $600.0 million for fiscal 2006 from $507.8 million for fiscal 2005. The increase was due to the increased sales of large structural precision components and assemblies for the aerospace and defense markets and cabin windows for the general aviation and corporate jet markets resulting from increased production of both commercial and military aircraft.

Aerospace Systems segment operating income increased by $11.7 million, or 21.7%, to $66.0 million for fiscal 2006 from $54.3 million for fiscal 2005. Operating income increased due to higher sales volume as described above and improved sales mix, primarily for structural precision components partially offset by an increase in staffing, depreciation and amortization expenses, incentive compensation expense and increased investments in research and development costs.

Aftermarket Services:   The Aftermarket Services segment net sales increased by $1.4 million, or 0.9%, to $164.0 million for fiscal 2006 from $162.6 million for fiscal 2005. This increase was primarily due to growth in global commercial air traffic and U.S. military maintenance demand resulting in increased demands for our repair and overhaul services.

Aftermarket Services segment operating income decreased by $2.8 million, or 38.2%, to $4.6 million for fiscal 2006 from income of $7.4 million for fiscal 2005. The sales increases as discussed above have been offset by an increase in staffing, depreciation expense, losses associated with customer bankruptcies, compensation expense, costs incurred in developing products associated with new aerospace programs and costs associated with the construction of our new Thailand maintenance and repair facility.

Other Segment:   Effective March 31, 2005, we no longer have “Other” as a reportable segment. As of March 31, 2005, the Other segment operations had ceased and any residual assets were transferred to other Company facilities. During the year ended March 31, 2005, the Other segment had sales primarily related to its IGT operations of $26.6 million. During the year ended March 31, 2005, the Other segment incurred an operating loss of $15.0 million primarily as a result of falling sales to both OEMs and power generation equipment operators in the IGT market.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the year ended March 31, 2007, we generated approximately $46.2 million of cash flows from operating activities, used approximately $199.2 million in investing activities and generated approximately $154.3 million in financing activities.

In April 2006, the Company acquired the assets and business of Excel Manufacturing, Inc. (now Triumph Structures—Wichita), located in Wichita, Kansas. In April 2006, the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors) which is headquartered in Pittsburgh, Pennsylvania, and operates two other strategically located facilities: Dallas, Texas, and Shannon, Ireland. In November 2006, the Company acquired Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) located in Newport News, Virginia. In January 2007, the Company acquired Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), located in Grand Prairie, Texas. The total cash paid at closing for these acquisitions of approximately $136.8 million was funded by borrowings under the Company’s revolving credit facility.

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

The Company received net proceeds from the sale of the Notes of approximately $195.0 million after deducting estimated offering expenses of approximately $6.3 million. The net proceeds from the sale were used to prepay the Company’s then outstanding Senior Notes (described below), including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s credit facility. Approximately $6.3 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2007.

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

A holder may surrender its Notes for conversion during any fiscal quarter if the last reported sale price per share of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of our common stock on such last trading day. The last reported sale price of our common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.

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

On December 14, 2006, the Company filed a shelf registration statement covering resales of the Notes and common stock issuable on conversion under Rule 415 under the Securities Act, which registration statement was automatically effective.

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

On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350.0 million from $250.0 million, extend the maturity date to June 30, 2011 and amend certain other terms and covenants. The Credit Facility bears interest at either (i) LIBOR plus between 0.625% and 2.00% or (ii) the prime rate or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility. On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year. The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries. Capital expenditures were approximately $59.7 million for the year ended March 31, 2007, primarily for manufacturing machinery and equipment used to expand capacity or replace old equipment at several facilities.

The indentures under the debt agreements described above and the Credit Facility contain restrictions and covenants which include limitations on the Company’s ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

At March 31, 2007, there were $100.8 million in borrowings and $6.3 million in letters of credit outstanding under the Credit Facility. At March 31, 2006, there were $31.8 million in borrowings and $6.3 million in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Company’s revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Company is currently in compliance with all such covenants. As of March 31, 2007, the Company had borrowing capacity under the Credit Facility of $242.9 million, after reductions for borrowings and letters of credit outstanding.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc. in fiscal 2004. The Company has been producing the component parts for this LTSA at a loss for approximately one year which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date no later than December 31, 2008 for completion of the re-sourcing effort, as well as providing a cap on the number of units during this time period. Additionally, the Company will be required to make four payments of $0.5 million each over the next two years, upon successful transition of the component parts, by the customer, to other vendors. The Company has recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. The recorded loss reserve at

March 31, 2007 was $7.2 million. If the transition is completed earlier than December 2008 or, the number of delivered units produced by the Company is less than the cap established in the settlement agreement, the recorded loss reserve may be in excess of the amount required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we will monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

Capital expenditures were approximately $59.7 million for the fiscal year ended March 31, 2007 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be in the range of $55.0 to $65.0 million for our fiscal year ending March 31, 2008. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
	(in thousands)
Debt Principal(1)	$316,183	$5,702	$415	$101,100	$208,966
Debt-Interest(2)	27,606	5,654	10,759	10,736	457
Operating Leases	71,748	14,912	24,430	13,243	19,163
Purchase Obligations	225,884	181,286	43,299	1,267	32
Other Long Term Obligations(1)(3)	3,052	3,052	0	0	0
Total	$644,473	$210,606	$78,903	$126,346	$228,618

(1)          Included in the Company’s balance sheet at March 31, 2007.

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

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

The Company’s operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under SFAS No. 142. Each operating segment has a president who is responsible for managing the segment and reporting to the president and CEO of the Company, the Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Each of the operating segments is comprised of a number of operating units which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information is available, are aggregated for purposes of goodwill impairment testing. The Company’s acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2007 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of SFAS No. 142.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans.  This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual  changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through comprehensive income. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions.

The recognition and disclosures under SFAS No. 158 are required as of the end of fiscal years ending after December 15, 2006, while the new measurement date is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of this statement as of March 31, 2007 and included in accumulated other comprehensive income, net of tax, as of March 31, 2007, the gains and losses and prior service costs and credits that, pursuant to SFAS No. 87 and 106, have not been recognized as components of net periodic benefit costs. The Company also recognized in its consolidated balance sheet a liability that represents the funded status of its various defined benefit pension and postretirement plans. See Note 10 of “Notes to Consolidated Financial Statements” for additional information regarding the affect of adopting the recognition and disclosure provisions of this statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of April 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded to retained earnings. The Company is continuing to evaluate the potential impact of adopting FIN 48.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

Share Based Compensation

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($1.9 million for fiscal year ended March 31, 2007), rather than an operating cash flow. Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R for fiscal 2007 was $2.5 million and, in accordance with Staff Accounting Bulletin (“SAB”) 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated. The Company estimates it will record share-based compensation expense of approximately $3.6 million in fiscal 2008. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2008, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2008 may differ from the Company’s current estimate. (See Note 11 of “Notes to Consolidated Financial Statements” for further details).

Market Risk

Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 7 of “Notes to Consolidated Financial Statements”.

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2007. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2007.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$5,631	$136	$141	$147	$153	$203,240	$209,448
Weighted average interest rate (%)	1.43	4.01	4.01	4.01	4.01	2.64
Variable rate cash flows (in thousands)	$71	$76	$62	$0	$100,800	$5,726	$106,735
Weighted average interest rate (%)	7.71	7.71	7.71	—	6.21	4.82

There are no other significant market risk exposures.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management’s beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management’s current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in “Item 1. Business”.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

See discussion in Item 7.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2007 Triumph Group, Inc. changed its method of accounting for employee stock compensation plans and defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 6, 2007

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash	$7,257	$5,698
Accounts receivable, less allowance for doubtful accounts of $3,888 and $3,703	174,526	147,780
Inventories	307,665	235,878
Deferred income taxes	11,316	9,338
Prepaid expenses and other	6,805	4,894
Total current assets	507,569	403,588
Property and equipment, net	294,479	237,325
Goodwill	339,930	272,737
Intangible assets, net	69,919	49,424
Other, net	17,261	14,179
Total assets	$1,229,158	$977,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,164	$73,995
Accrued expenses	78,192	68,488
Income taxes payable	1,484	5,195
Current portion of long-term debt	5,702	8,078
Total current liabilities	188,542	155,756
Long-term debt, less current portion	310,481	153,339
Deferred income taxes and other	102,772	104,455
Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,469,617 shares issued	16	16
Capital in excess of par value	278,177	260,124
Treasury stock, at cost, 0 and 18,311 shares	—	(455)
Accumulated other comprehensive loss	(120)	(162)
Retained earnings	349,290	304,180
Total stockholders’ equity	627,363	563,703
Total liabilities and stockholders’ equity	$1,229,158	$977,253

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2007	2006	2005
Net sales	$954,735	$760,421	$688,485
Operating costs and expenses:
Cost of products sold	689,541	562,621	517,706
Selling, general and administrative	137,512	109,675	106,821
Depreciation and amortization	37,029	32,038	30,528
	864,082	704,334	655,055
Operating income	90,653	56,087	33,430
Interest expense and other	14,468	12,519	13,025
Charge for early extinguishment of debt	5,088	—	—
Income from continuing operations before income taxes	71,097	43,568	20,405
Income tax expense	24,026	9,053	4,596
Income from continuing operations	47,071	34,515	15,809
Loss from discontinued operations, net	—	—	(4,381)
Net income	$47,071	$34,515	$11,428
Earnings per share—basic:
Income from continuing operations	$2.90	$2.17	$1.00
Loss from discontinued operations, net	—	—	(0.28)
Net Income	$2.90	$2.17	$0.72
Weighted average common shares outstanding—basic	16,220	15,920	15,877
Earnings per share—diluted:
Income from continuing operations	$2.87	$2.15	$0.99
Loss from discontinued operations, net	—	—	(0.27)
Net Income	$2.87	$2.15	$0.72
Weighted average common shares outstanding—diluted	16,413	16,060	15,971

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Commom Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2004	$16	$259,322	$(4,152)	$606	$258,522	$514,314
Net income					11,428	11,428
Foreign currency translation adjustment				516		516
Minimum pension liability adjustment, net of income taxes of $500				(816)		(816)
Total comprehensive income						11,128
Exercise of stock options		(11)	1,095			1,084
Other		137				137
Balance at March 31, 2005	16	259,448	(3,057)	306	269,950	526,663
Net income					34,515	34,515
Foreign currency translation adjustment				(699)		(699)
Minimum pension liability adjustment, net of income tax benefit of $140				169		169
Unrealized gain on securities, net of income taxes of $37				62		62
Total comprehensive income						34,047
Exercise of stock options		(3)	2,602		(285)	2,314
Other		679				679
Balance at March 31, 2006	16	260,124	(455)	(162)	304,180	563,703
Net income					47,071	47,071
Foreign currency translation adjustment				1,155		1,155
Minimum pension liability adjustment, net of income tax benefit of $330				562		562
Reclassification adjustment for realized gain on securities, net of income tax benefit of $37				(62)		(62)
Total comprehensive income						48,726
Adoption of SFAS No. 158, net of income taxes of $948				(1,613)		(1,613)
Exercise of stock options		13,588	455			14,043
Cash dividends ($0.12 per share)					(1,961)	(1,961)
Share-based compensation		2,524				2,524
Excess tax benefit from exercise of stock options		1,941				1,941
Balance at March 31, 2007	$16	$278,177	$—	$(120)	$349,290	$627,363

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2007	2006	2005
Operating Activities
Net income	$47,071	$34,515	$11,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,029	32,038	30,528
Loss on sale of discontinued operations	—	—	9,960
Non-cash impairment charges	—	—	2,272
Other amortization included in interest expense	1,835	748	777
Provision for doubtful accounts receivable	1,047	1,090	2,074
Provision for deferred income taxes	5,969	(489)	2,723
Employee stock compensation	2,524	—	—
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(10,795)	(21,042)	(6,955)
Inventories	(52,705)	(17,604)	(10,954)
Prepaid expenses and other current assets	(659)	(281)	1,027
Accounts payable, accrued expenses and income taxes payable	16,901	6,792	30,211
Changes in discontinued operations	—	—	(7,545)
Other	(1,973)	4,604	(551)
Net cash provided by operating activities	46,244	40,371	64,995
Investing Activities
Capital expenditures	(59,694)	(28,777)	(18,602)
Proceeds from sale of assets and businesses	780	114	26,949
Cash used for businesses and intangible assets acquired	(140,332)	(15,351)	(7,057)
Net cash (used in) provided by investing activities	(199,246)	(44,014)	1,290
Financing Activities
Net increase (decrease) in revolving credit facility	68,975	5,575	(40,371)
Proceeds from issuance of long-term debt	202,088	4,888	—
Retirement of long-term debt	(124,424)	(2,320)	—
Repayment of debt and capital lease obligations	(114)	(4,508)	(27,689)
Payment of deferred financing cost	(6,252)	(1,317)	(1,310)
Dividends paid	(1,961)	—	—
Proceeds from exercise of stock options, including excess tax benefit of $1,941 in 2007	15,984	2,314	1,084
Net cash provided by (used in) financing activities	154,296	4,632	(68,286)
Effect of exchange rate changes on cash	265	(135)	79
Net change in cash	1,559	854	(1,922)
Cash at beginning of year	5,698	4,844	6,766
Cash at end of year	$7,257	$5,698	$4,844

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. BASIS OF PRESENTATION

Triumph Group, Inc. (“Triumph”) is a Delaware corporation which, through its operating subsidiaries, designs, engineers and manufactures products for the global aerospace original equipment manufacturers (“OEMs”) of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the “Company”) is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, air frame and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment’s operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The segment’s operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

The accompanying consolidated financial statements include the accounts of Triumph and its subsidiaries. Intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

The Company’s trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 16% and 17% of total accounts receivable as of March 31, 2007 and 2006, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2007 were $206,434, or 22% of net sales, of which $173,823 and $32,611 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2006 were $165,265 or 22% of net sales, of which $137,120 and $28,145 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2005 were $146,229, or 21% of net sales, of which $123,248 and $22,981 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

Property and Equipment

Property and equipment, which includes equipment under capital lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the initial lease term if shorter in the case of leasehold improvements, by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 391/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).

Goodwill and Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

The Company’s operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under SFAS No. 142. Each operating segment has a president who is responsible for managing the segment and reporting to the president and CEO of the Company, the Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Each of the operating segments is comprised of a number of operating units which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information is available, are aggregated for purposes of goodwill impairment testing. The Company’s acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2007, 2006 and 2005 and determined that there was no impairment.

Revenue Recognition

Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. During the fourth quarter ended March 31, 2007, we changed our method of recognizing revenue for power by the hour service contracts to record such revenues on a proportional performance method, under which revenues are recognized based upon an output measure. The delivery of the overhauled unit to the customer is considered to be the output of the contract and therefore, revenue would be estimated for each overhaul event and recognized as the overhauled unit is delivered to the customer. The impact of this change was not material to the Company’s consolidated financial statements. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues. The Company’s policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience.

Shipping and Handling Costs

The cost of shipping and handling products is included in cost of products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expense

Research and development expense was approximately $8,767, $7,988 and $8,322 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

The determination of the functional currency for Triumph’s foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company’s subsidiaries in the United Kingdom and Thailand is the U.S. dollar since that is the currency in which those entities primarily generate and expend cash. The financial statements of the Company’s French subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2007 and 2006, accumulated comprehensive income resulting from foreign currency translation was $2,380 and $1,225, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

Income Taxes

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans (“SFAS No. 158”). This statement amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in the statement of financial position, and to recognize annual changes in gains or losses, prior service costs, or other credits that have not been recognized as a component of net periodic pension cost, net of tax, through comprehensive income. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its year-end statement of financial position, with limited exceptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The recognition and disclosures under SFAS No. 158 are required as of the end of fiscal years ending after December 15, 2006, while the new measurement date is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of this statement as of March 31, 2007 and included in accumulated other comprehensive income, net of tax, as of March 31, 2007, the gains and losses and prior service costs and credits that pursuant to SFAS No. 87 and 106 have not been recognized as components of net periodic benefit costs. The Company also recognized in its consolidated balance sheet a liability that represents the funded status of its various defined benefit pension and postretirement plans. See Note 10 for additional information regarding the impact of adopting the recognition and disclosure provisions of this statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of April 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded to retained earnings. The Company is continuing to evaluate the potential impact of adopting FIN 48.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($1,941 for fiscal year ended March 31, 2007), rather than an operating cash flow. Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R for fiscal 2007 was $2,524 and, in accordance with Staff Accounting Bulletin (“SAB”) 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated. (See Note 11 for further details).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

3. ACQUISITIONS

Effective April 1, 2006, the Company acquired the assets and business of Excel Manufacturing, Inc. (“Excel”) through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures—Wichita, Inc. The acquisition of this business adds a significant new capability to the Company’s Aerospace Systems segment with the acquired company’s high-speed monolithic machining processes. Triumph Structures—Wichita, Inc. specializes in complex, high speed monolithic precision machining, turning, subassemblies and sheet metal fabrication, serving domestic and international aerospace customers.

Effective April 1, 2006, the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates (“Air Excellence”) through two newly organized, wholly-owned subsidiaries of the Company, Triumph Interiors, LLC and Triumph Interiors Limited. The acquisition of this business expands the products and services supplied by our Aftermarket Services segment and allows the Company to provide integrated interior solutions to the airline industry and maintenance service providers. Triumph Interiors, LLC and Triumph Interiors Limited specialize in refurbishing and repairing aircraft interiors such as sidewalls, ceiling panels and overhead storage bins and manufactures a full line of interior lighting and plastic components.

Effective November 1, 2006, the Company acquired Allied Aerospace Industries, Inc. (“Allied”) through the merger of a newly organized, wholly-owned subsidiary of the Company, with and into Allied. The acquired business has since been consolidated into a single subsidiary of the Company, Triumph Aerospace Systems—Newport News, Inc. The acquisition of this business allows the Company to meet the growing demand for outsourced technical design and engineering capabilities. Triumph Aerospace Systems—Newport News, Inc. specializes in engineering design and manufacturing solutions for complex aerospace and defense programs.

Effective January 1, 2007, the Company acquired the assets and business of Grand Prairie Accessory Services, LLC (“Grand Prairie”) through a newly organized, wholly-owned subsidiary of the Company, Triumph Accessory Services—Grand Prairie, Inc. Triumph Accessory Services—Grand Prairie provides comprehensive maintenance solutions for engine accessories related to the CF34, CFM56, CF6, CT7 and V2500 family of engines. Capabilities include fuel, oil, pneumatic, hydraulic and mechanical engine accessories for those and other aero and aero-derivative gas turbine engines.

The acquisitions of the assets and businesses of Excel, Air Excellence, Allied and Grand Prairie are herein referred to as the “2007 Acquisitions”. The combined purchase price of the 2007 Acquisitions of $136,784 includes cash paid at closing, estimated deferred payments and direct costs of the transactions. The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $66,690 was recorded as goodwill, all of which is tax-deductible. The Company has also identified intangible assets valued at approximately $24,746 comprised of noncompete agreements, customer relationships, and backlog with a weighted-average life of 9.5 years. The purchase accounting for the acquisitions of Excel and Air Excellence was finalized during fiscal 2007. The Company is awaiting final appraisals of tangible and intangible assets related to its acquisitions of Allied, and Grand Prairie. Accordingly, the Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals. Therefore, the allocation of purchase price for the acquisitions of Allied and Grand Prairie is not complete and is subject to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the 2007 Acquisitions:

Accounts receivable	$16,685
Inventory	19,669
Prepaids and other	1,320
Property and equipment	25,550
Goodwill	66,690
Intangible assets	24,746
Total assets	$154,660
Accounts payable	$10,950
Accrued expenses	9,225
Other current liabilities	625
Other long-term liability	10,780
Deferred income taxes	(438)
Total liabilities	$31,142

These acquisitions have been accounted for under the purchase method and, accordingly, are included in the consolidated financial statements from their effective dates of acquisition. These acquisitions were funded by the Company’s long-term borrowings in place at the date of each respective acquisition.

The following unaudited pro forma information for the fiscal years ended March 31, 2007 and 2006 have been prepared assuming the 2007 Acquisitions had occurred on April 1, 2005. The pro forma information for the fiscal year ended March 31, 2007 is as follows: Net sales: $995,714; Net income: $48,043; Net income per share—basic: $2.96; and Net income per share—diluted: $2.93. The pro forma information for the fiscal year ended March 31, 2006 is as follows: Net sales: $845,440; Net income: $32,801; Net income per share—basic: $2.06; and Net income per share—diluted: $2.04.

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

4. DIVESTITURES AND RESTRUCTURING

During the second quarter of fiscal 2005, the Company incurred fixed asset impairment charges of $1,140 related to its Industrial Gas Turbine (“IGT”) business tooling and leasehold improvements in a facility that the Company determined it would no longer use as part of its restructuring activities. During the third quarter of fiscal 2005, the Company incurred fixed asset and intangible impairment charges of $678 and $119, respectively. Also in the third quarter, the Company sold its IGT repair division and its plasma spray coating businesses. During the fourth quarter of fiscal 2005, the Company recorded an intangible asset impairment charge of $201 and sold its Wisconsin Manufacturing division and other non-core assets. The net proceeds from the sale of these businesses and assets approximated the net book

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

4. DIVESTITURES AND RESTRUCTURING (Continued)

value, after considering the asset impairment adjustments. The proceeds from the sales resulted in cash receipts of $8,850 and a promissory note in the amount of $860 to be paid over one year. In addition to the asset impairments, the Company incurred $774 of cash expenses related to the realignment.

5. INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	March 31,
	2007	2006
Raw materials	$32,100	$27,005
Manufactured and purchased components	100,512	81,149
Work-in-process	108,146	85,597
Finished goods	66,907	42,127
Total inventories	$307,665	$235,878

6. INCOME TAXES

The components of income tax expense are as follows:

	Year ended March 31,
	2007	2006	2005
Current:
Federal	$16,719	$8,565	$981
State	1,338	977	892
	18,057	9,542	1,873
Deferred:
Federal	5,448	1,199	2,406
State	521	(1688)	317
	5,969	(489)	2,723
	$24,026	$9,053	$4,596

Income tax expense for the Company’s foreign operations, which is included in the above amounts, for fiscal years 2007, 2006 and 2005 was $1,289, $487 and $736, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.6	1.8	3.9
Miscellaneous permanent items and nondeductible accruals	0.2	0.3	0.6
Research and development tax credit	(2.1)	(2.1)	(4.5)
Extraterritorial income exclusion tax benefits	(2.5)	(4.1)	(8.7)
Other	1.6	(10.1)	(3.8)
Effective income tax rate	33.8%	20.8%	22.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6. INCOME TAXES (Continued)

Included in “Other” in fiscal 2006 is approximately $4,111, which includes $2,161 related to favorable tax adjustments resulting from the completion of income tax audits and $1,950 which resulted from an adjustment to the state effective income tax rate at which reversals of temporary differences will be taxed.

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$3,380	$3,069
Accounts receivable	1,637	1,646
Accruals and reserves	17,893	13,620
Other	1,687	1,031
	24,597	19,366
Deferred tax liabilities:
Property and equipment	51,517	49,784
Goodwill and other intangible assets	41,351	34,581
Inventory	6,061	4,094
Prepaid expenses and other	2,641	2,463
	101,570	90,922
Net deferred tax liabilities	$76,973	$71,556

As of March 31, 2007, the Company has federal and state net operating loss carryforwards expiring in various years through 2024.

Net income taxes paid (received) during the fiscal years ended March 31, 2007, 2006 and 2005 were $19,351, $6,979 and $(7,233), respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2007	2006
Convertible senior subordinated notes	$201,250	$—
Senior notes	—	124,424
Revolving credit facility	100,800	31,825
Subordinated promissory notes	5,500	—
Other debt	8,633	5,168
	316,183	161,417
Less current portion	5,702	8,078
	$310,481	$153,339

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

At March 31, 2007, there were $100,800 in borrowings and $6,309 in letters of credit outstanding under the facility. At March 31, 2006, there were $31,825 in borrowings and $6,324 in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Company is currently in compliance with all such covenants. As of March 31, 2007, the Company had borrowing capacity under this facility of $242,891, after reductions for borrowings and letters of credit outstanding under the facility.

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting offering expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. Approximately $6,252 in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2007.

The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Notes are convertible into the Company’s common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder. No additional shares relative to the Notes were included in the calculation of diluted earnings per share.

A holder may surrender its Notes for conversion during any fiscal quarter if the last reported sale price per share of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of our common stock on such last trading day. The last reported sale price of our common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the fiscal year must exceed the conversion price per share of $54.45. Since the average price of the Company’s stock for the fiscal year ended March 31, 2007 was $48.80, no additional shares were included in the diluted earnings per share calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

On December 14, 2006, the Company filed a shelf registration statement covering resales of the Notes and common stock issuable on conversion under Rule 415 under the Securities Act, which registration statement was automatically effective.

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

The indentures under the debt agreements and the Credit Facility described above contain restrictions and covenants which include limitations on the Company’s ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage, interest coverage ratio, and maintenance of minimum net worth.

The fair value of the Company’s Credit Facility and convertible senior subordinated notes approximate their carrying values. The fair value of the subordinated promissory notes approximated their carrying value at March 31, 2007.

Maturities of long-term debt are as follows: 2008 - $5,702; 2009 - $212; 2010 - $203; 2011 - $147; 2012 - $100,953; thereafter, $208,966 through 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

Interest paid on indebtedness during the years ended March 31, 2007, 2006, and 2005 amounted to $16,880, $11,379, and $12,480, respectively.

8. STOCKHOLDERS’ EQUITY

During fiscal 2007, the Company filed a registration statement with the SEC to register shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding Notes. The Company cannot determine the number of Conversion Shares it will issue upon conversion of the Notes, if any. The Notes are further discussed in Note 7.

The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions.

The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2007 and 2006, no shares of preferred stock were outstanding.

The Company has Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2007 and 2006, no shares of Class D common stock were outstanding.

9. EARNINGS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2007	2006	2005
	(thousands)
Weighted average common shares outstanding—basic	16,220	15,920	15,877
Net effect of dilutive stock options	193	140	94
Weighted average common shares outstanding—diluted	16,413	16,060	15,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $4,006, $3,619, and $3,314 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

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

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s pension plans and SERP plan as of March 31, 2007 in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains/(losses), unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheet. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS No. 158.

The effects of adopting the provisions of SFAS No. 158 at March 31, 2007 resulted in an increase in total liabilities of $2.6 million and a reduction of total stockholders’ equity of $1.6 million. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Income for the fiscal year ended March 31, 2007, or for any prior periods presently and will not effect the Company’s Consolidated Statement of Income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

Included in accumulated other comprehensive income at March 31, 2007, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1,602 ($993 net of tax) and unrecognized actuarial losses of $2,367 ($1,468 net of tax). The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2008 is $519 ($322 net of tax) and $124 ($77 net of tax), respectively.

The following table sets forth the Company’s consolidated defined benefit pension plans for its union employees as of December 31, 2006 and 2005 and its SERP as of March 31, 2007 and 2006, and the amounts recorded in the Consolidated Balance Sheet at March 31, 2007 and 2006. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the plans include both the qualified and non-qualified plans.

	March 31,
	2007	2006
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$11,450	$10,933
Service cost	200	175
Interest cost	677	616
Actuarial gains	(15)	(126)
Change in plan provisions	428	—
Benefits paid	(178)	(148)
Projected benefit obligation at end of year	$12,562	$11,450
Accumulated Benefit Obligation at End of Year	$11,967	$10,980

	March 31,
	2007	2006
Weighted-average Assumptions Used to Determine Benefit Obligations at End of Year
Discount rate	6.00%	5.75%
Rate of compensation increase (1)	N/A	N/A

(1)          Triumph Components—San Diego pension plan uses a salary scale of 4%, while our other plans do not use a salary scale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

	March 31,
	2007	2006
Change in Plan Assets
Fair value of plan assets at beginning of year	$5,217	$4,424
Actual return on plan assets	704	398
Expenses	(141)	(101)
Company contributions	604	645
Benefits paid	(178)	(148)
Fair value of plan assets at end of year	$6,206	$5,218
Funded Status (Underfunded)
Funded status	$(6,356)	$(6,232)
Unrecognized net actuarial loss	—	2,770
Unrecognized prior service cost	—	1,657
Net amount recognized	$(6,356)	$(1,805)

	March 31,
	2007	2006
Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses—current liability	$(2,292)	$(5,762)
Pension obligation—noncurrent liability	(4,064)	—
Intangible asset	—	1,657
Accumulated other comprehensive loss	—	2,300
Net amount recognized	$(6,356)	$(1,805)

Included in other comprehensive income at March 31, 2006 is a minimum pension liability of $1,449 net of $851 of deferred income taxes.

The components of net periodic pension cost for fiscal years 2007, 2006 and 2005 are as follows:

	Year Ended March 31,
	2007	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$260	$234	$188
Interest cost	677	616	552
Expected return on plan assets	(433)	(371)	(309)
Amortization of prior service cost	482	465	464
Amortization of net loss	199	179	77
Total net periodic pension cost	$1,185	$1,123	$972
Weighted-average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	5.75%	6.25%
Expected long-term rate on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

Expected pension benefit Payments

Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2008	$2,514
2009	2,998
2010	304
2011	541
2012	363
2013-2017	2,421

The table below sets forth the Company’s target asset allocation for fiscal 2008 and the actual asset allocations at March 31, 2007 and 2006.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2008	2007	2006
Equity securities	40-70%	66%	65%
Fixed income securities	25-40%	34%	35%
Other	0-10%	0%	0%
Total		100%	100%

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

The Company expects to contribute approximately $2,842 to its pension plans during fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS

The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair value at the time of the grant. Employee options and non-employee director options generally vest over three to four years and expire ten years from the date of the grant. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. There were no employee or non-employee director options granted during fiscal 2007. The fair values relating to prior option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

In April 2005, the Compensation and Management Development Committee approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company’s financial performance during fiscal 2006. Also on the same date, the Compensation and Management Development Committee granted to the same group of executives and employees options to purchase 113,750 shares of the Company’s common stock at an exercise price of $30.74 per share. In April 2006, 54,898 restricted shares were earned following the determination of net earnings per share for fiscal 2006. The restricted shares are subject to forfeiture should the grantee’s employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value.

Also in April 2005, the Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. Options to purchase 238,250 shares were subject to such acceleration. Stock options held by non-employee directors were not included in the acceleration. A stock option was considered “underwater” if the option exercise price was greater than $30.74 per share, the market price on the date of the acceleration.

Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

The Company recorded $2,524 of share-based compensation expense during the fiscal year ended March 31, 2007. The total income tax benefit recognized for share-based compensation arrangements for fiscal 2007 was $808. Total share-based compensation expense was comprised of stock option expense of $595 and restricted stock expense of $1,929 for the fiscal year ended March 31, 2007. The Company estimates it will record share-based compensation expense of approximately $3,600 in fiscal 2008. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2008, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

things and, as a result, the actual share-based compensation expense in fiscal 2008 may differ from the Company’s current estimate.

The following table illustrates the impact of share-based compensation on reported amounts:

	Fiscal Year ended March 31, 2007
	As Reported	Impact of Share-Based Compensation
Operating income	$90,653	$2,524
Net income	$47,071	$1,716
Earnings per share:
Basic	$2.90	$0.11
Diluted	$2.87	$0.10

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended March 31, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	944,096	$35.28
Granted	—	—
Exercised	(417,937)	$34.56
Forfeited	(17,290)	$34.39
Outstanding at March 31, 2007	508,869	$35.91	5.1 years	$9,462
Exercisable at March 31, 2007	436,046	$36.77	5.1 years	$7,731

At March 31, 2007 and 2006, 1,424,840 shares and 1,514,949 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company’s nonvested options as of March 31, 2007 and changes during the fiscal year ended March 31, 2007, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	123,154	$14.29
Granted	—	—
Vested	(43,941)	$14.35
Forfeited	(6,390)	$14.25
Nonvested at March 31, 2007	72,823	$14.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

Expected future compensation expense relating to the 72,823 nonvested options outstanding as of March 31, 2007, net of expected forfeitures, is approximately $518, which is expected to be recognized over a weighted-average period of 1.3 years.

There are 51,411 nonvested restricted shares outstanding from the 2006 grant of restricted stock from the 2004 Stock Incentive Plan as of March 31, 2007. Expected future compensation expense on these shares, net of expected forfeitures, is approximately $1,224, which is expected to be recognized over the remaining vesting period of 2.0 years.

In April 2006, the Compensation and Management Development Committee of the Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company’s financial performance during fiscal 2007. In April 2007, 97,499 restricted shares were earned following the determination of net earnings per share for fiscal 2007. Expected future compensation expense on these shares, net of anticipated forfeitures is approximately $4,168, which is expected to be recognized over the remaining vesting period of 3.0 years.

In July 2006, the Board of Directors approved the granting of deferred stock units to each of the non-employee members of the Board of Directors under the Directors’ Plan. Concurrent with the approval, in July 2006, 5,000 total deferred stock units were granted to the non-employee members of the Board of Directors. Each deferred stock unit represents the contingent right to receive one share of the Company’s common stock. The deferred stock units vest over a four year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0% for 2006 and 3.8% for 2005; no dividends; a volatility factor of the expected market price of the Company’s common stock of .42 and .41 for 2006 and 2005, respectively, and a weighted-average expected life of the options of 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

For purposes of pro forma disclosures, the weighted average fair value of the options ($14.25 for the 2006 issuance, $15.04 for the 2005 issuance), is amortized to expense over the options’ assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

	Year ended March 31,
Pro Forma Net Income and Earnings Per Share	2006	2005
Net income, as reported	$34,515	$11,428
Stock-based employee compensation cost, net of related tax effects, included in reported net income	430	—
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(3,590)	(2,038)
Pro forma net income	$31,355	$9,390
Earnings per share—basic:
Net income, as reported	$2.17	$0.72
Pro forma net income	$1.97	$0.59
Earnings pers share—diluted
Net income, as reported	$2.15	$0.72
Pro forma net income	$1.95	$0.59

12. ACCRUED EXPENSES

Accrued expenses are composed of the following items:

	March 31,
	2007	2006
Accrued compensation	$31,888	$23,736
Accrued payable relating to CFM56 Contract (See Note 3)	2,860	10,868
All other	43,444	33,884
Total accrued expenses	$78,192	$68,488

13. LEASES

At March 31, 2007, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2008—$14,912; 2009—$16,752; 2010—$7,678; 2011—$7,199; 2012—$6,045; thereafter, $19,163 through 2022. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

At March 31, 2007, future minimum sublease rentals are as follows: 2008—$480; 2009—$562; 2010—$654; 2011—$669; 2012—$685; thereafter, $3,157 through 2019.

Total rental expense was $14,341, $12,891 and $13,791 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

14. PROPERTY AND EQUIPMENT

Net property and equipment at March 31, 2007 and 2006 is:

	March 31,
	2007	2006
Land	$19,470	$18,187
Buildings and improvements	128,946	113,365
Machinery and equipment	313,090	245,538
	461,506	377,090
Less accumulated depreciation	167,027	139,765
	$294,479	$237,325

Depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $28,273, $24,853 and $25,228, respectively, which includes depreciation of assets under capital lease.

15. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2007 and March 31, 2006:

	Aerospace Systems	Aftermarket Services	Total
Fiscal 2007
Balance at beginning of year	$241,776	$30,961	$272,737
Goodwill recognized in connection with acquisitions	43,517	23,173	66,690
Effect of exchange rate changes and other	504	(1)	503
Balance at end of year	$285,797	$54,133	$339,930
Fiscal 2006
Balance at beginning of year	$242,271	$31,205	$273,476
Purchase price allocation adjustments	(157)	(338)	(495)
Effect of exchange rate changes	(338)	94	(244)
Balance at end of year	$241,776	$30,961	$272,737

Intangible assets, cost and accumulated amortization at March 31, 2007 were $112,710 and $42,791, respectively. Intangible assets, cost and accumulated amortization at March 31, 2006 were $83,459 and $34,035, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2007 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at March 31, 2007 had a weighted-average life of 10.6 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2007 were $73,957 and $31,070 respectively, and at March 31, 2006 were $69,452 and $24,631, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at March 31, 2007 were $38,753 and $11,721, respectively, and at March 31, 2006 were $14,007 and $9,404, respectively. Amortization expense for the fiscal years ended March 31, 2007, 2006, and 2005 was $8,756, $7,185 and $5,300,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

15. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

respectively. Amortization expense for the five fiscal years succeeding March 31, 2007 by year is expected to be as follows: 2008: $9,787; 2009: $9,547; 2010: $9,547; 2011: $8,133; 2012: $6,589.

Effective February 9, 2007, the Company, through its Triumph Air Repair subsidiary, included in the Aftermarket Services segment, entered into a software licensing agreement with Honeywell Intellectual Properties, Inc. (“Honeywell”). The agreement grants Triumph a non-exclusive, limited license to access Honeywell proprietary commercial service manuals identified for use on the Boeing 331-250[G] APU installed on the United States Air Force C-17 aircraft. The license expires on September 30, 2013. As consideration, the Company agreed to pay $5,000 inclusive of imputed interest of $529, of which $1,500 was paid during fiscal 2007. At March 31, 2007, the remaining payable to Honeywell of $2,973 is included in the balance sheet in accrued expenses and deferred income taxes and other in the amounts of $671 and $2,302, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $4,471, which is included in product rights and licenses intangible assets, with a life of 6.7 years. The Company amortized to expense $112 of this intangible during fiscal 2007.

Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into an exclusive agreement with General Electric (“GE”) to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount of $32,158 for the exclusive right to use certain propriety technology owned by GE, of which $10,200, $14,232 and $5,154 was paid during fiscal 2007, 2006 and fiscal 2005, respectively. At March 31, 2007, the remaining payable to GE of $2,572 plus imputed interest of $288 is included in the balance sheet in accrued expenses. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,158, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $2,816, $2,808 and $702 of this intangible asset during fiscal 2007, 2006 and fiscal 2005, respectively.

16. COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of our business, we are also involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that we deem to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While we cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, we do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations. Further information on pending litigation is set forth in Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

17. COLLECTIVE BARGAINING AGREEMENTS

Approximately 13% of the Company’s labor force is covered under collective bargaining agreements. One of our collective bargaining agreements will expire on June 30, 2007 and we are currently in discussions to enter into a new collective bargaining agreement. No material work stoppage is expected at the relevant location. The collective bargaining agreement that will expire on June 30, 2007 represents less than 1% of the Company’s labor force.

18. SEGMENTS

The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluates performance and allocates resources based on operating income of each reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). Each segment has a president and controller who manage their respective segment. The segment president reports directly to the President and CEO of the Company, the Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  The segment presidents maintain regular contact with the CODM to discuss operating activities, financial results, forecasts and plans for the segment. The segment controllers have dual reporting responsibilities, reporting to both their segment president as well as the Corporate Controller. The Company’s CODM evaluates performance and allocates resources based upon review of segment information. The CODM utilizes operating income as a primary measure of profitability.

Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 18 operating locations at March 31, 2007. The Other segment consisted of 4 operating locations prior to the elimination of this segment at March 31, 2005 due to the shutdown, sale or transfer of assets to our other operating segments.

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

18. SEGMENTS (Continued)

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

The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

18. SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2007	2006	2005
Net sales:
Aerospace systems	$750,852	$599,984	$507,769
Aftermarket services	206,309	164,026	162,634
Other	—	—	26,560
Elimination of inter-segment sales	(2,426)	(3,589)	(8,478)
	$954,735	$760,421	$688,485
Income before income taxes:
Operating income (loss):
Aerospace systems	$101,624	$66,016	$54,267
Aftermarket services	8,381	4,578	7,406
Other	—	—	(14,989)
Corporate	(19,352)	(14,507)	(13,254)
	90,653	56,087	33,430
Interest expense and other	14,468	12,519	13,025
Charge for early extinguishment of debt	5,088	—	—
	$71,097	$43,568	$20,405
Depreciation and amortization:
Aerospace systems	$26,300	$23,491	$20,021
Aftermarket services	10,500	8,394	8,086
Other	—	—	2,276
Corporate	229	153	145
	$37,029	$32,038	$30,528
Capital expenditures:
Aerospace systems	$39,364	$17,428	$12,296
Aftermarket services	20,031	10,976	5,782
Other	—	—	462
Corporate	299	373	62
	$59,694	$28,777	$18,602

	March 31,	March 31,
	2007	2006
Total Assets:
Aerospace systems	$891,714	$737,864
Aftermarket services	293,791	212,335
Corporate	43,653	27,054
	$1,229,158	$977,253

During fiscal years 2007, 2006 and 2005, the Company had foreign sales of $203,301, $168,139 and $157,781, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

19. DISCONTINUED OPERATIONS

During fiscal 2005, the Company sold substantially all of the assets and certain liabilities of the former Metals segment (“Metals”) for cash proceeds of $17,072 and recorded a $9,960 loss on the sale of these businesses. The businesses that comprised the discontinued operations manufacture, machine, process and distribute metal products to customers in the computer, container and office furniture industries, primarily within North America, in addition to providing structural steel erection services. Revenues from the Metals businesses were $42,558 for the fiscal year ended March 31, 2005. The loss from discontinued operations for the fiscal year ended March 31, 2005 was $(4,381), net of income tax benefit of $(2,700). Interest expense of $390 was allocated to Metals for the fiscal year ended March 31, 2005, based upon the actual borrowings of the operations, and the amount is included in the loss from discontinued operations.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2007				Fiscal 2006
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
	(2)	(2)	(1)(2)	(2)(3)			(3)	(4)
Net sales	$222,822	$226,122	$242,341	$263,450	$177,697	$183,633	$187,221	$211,870
Gross profit(5)	53,869	57,779	61,484	68,143	42,494	41,645	43,952	48,638
Net income (loss)	9,433	12,611	10,801	14,226	7,169	7,044	9,347	10,955
Earnings per share:
Net income—basic	0.59	0.78	0.66	0.87	0.45	0.44	0.59	0.69
Net income—diluted	0.58	0.77	0.66	0.86	0.45	0.44	0.58	0.68

(1)             The results for the third quarter of fiscal 2007 include a charge to earnings of $5,088 ($3,307 after tax or $0.20 per diluted share) for early extinguishment of debt.

(2)             Fiscal 2007 quarters include stock-based compensation charges related to the adoption of SFAS No. 123R as of April 1, 2006. The charge to earnings by quarter, net of tax, for stock-based compensation was: 1st Quarter—$384; 2nd Quarter—$408; 3rd Quarter—$408; and 4th Quarter—$517.

(3)             Includes a $1,950 reduction of income tax expense resulting from adjusting the income tax rate at which reversals of temporary differences will be taxed.

(4)             Includes a $2,161 reduction of income tax expense resulting from completion of income tax audits.

(5)             Gross profit includes depreciation.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2007:			23
Allowance for doubtful accounts receivable	$3,703	1,047	(885)	$3,888
For year ended March 31, 2006:			(14)
Allowance for doubtful accounts receivable	$5,282	1,090	(2,655)	$3,703
For year ended March 31, 2005:			546
Allowance for doubtful accounts receivable	$7,293	2,074	(4,631)	$5,282
For year ended March 31, 2004:			1,152
Allowance for doubtful accounts receivable	$5,140	3,675	(2,674)	$7,293

(1)          Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Allied, Grand Prairie, Parker Hannifin’s United Aircraft Products Division and Triumph Gear Systems, Inc.

(2)          Deductions represent write-offs of related account balances.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

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

Triumph’s management assessed the effectiveness of Triumph’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2007.

Triumph’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of Triumph’s internal control over financial reporting. This report appears on page 80.

/s/ RICHARD C. ILL
Richard C. Ill
President and Chief Executive Officer
/s/ KEVIN E. KINDIG
Kevin E. Kindig
Vice President and Controller

June 6, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of Triumph Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Triumph Group, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Triumph Group, Inc. and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
June 6, 2007

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

Item 9B.               Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the “2007 Proxy Statement”). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2007 Proxy Statement.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2007 Proxy Statement.

Audit Committee

The information required with respect to the Audit Committee is incorporated herein by reference to the 2007 Proxy Statement.

Item 11.                 Executive Compensation

The information required regarding executive compensation is incorporated herein by reference to the 2007 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 14.               Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	77

All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors’ Stock Incentive Plan.(4)

10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4

Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(6)

10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(7)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(7)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(8)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)          Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)          Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(4)          Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)          Incorporated by reference to our Current Report on Form 8-K filed August 2, 2005.

(7)          Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(8)          Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(9)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003

*                    Filed herewith.

#                 Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: June 8, 2007	By:	/s/ RICHARD C. ILL
Richard C. Ill
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Richard C. Ill and John B. Wright, II, and each or anyone of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and, in his name, place and stead in any and all capacities to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

/s/ RICHARD C. ILL	President, Chief Executive Officer and Director	June 8, 2007
Richard C. Ill	(Principal Executive Officer and Principal
Financial Officer)
/S/ KEVIN E. KINDIG	Vice President and Controller (Principal	June 8, 2007
Kevin E. Kindig	Accounting Officer)
/S/ WILLIAM O. ALBERTINI	Director	June 8, 2007
William O. Albertini
/S/ JOHN R. BARTHOLDSON	Director	June 8, 2007
John R. Bartholdson
/s/ RICHARD C. GOZON	Director	June 8, 2007
Richard C. Gozon
/s/ CLAUDE F. KRONK	Director	June 8, 2007
Claude F. Kronk
/s/ GEORGE SIMPSON	Director	June 8, 2007
George Simpson
/S/ TERRY D. STINSON	Director	June 8, 2007
Terry D. Stinson

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors’ Stock Incentive Plan.(4)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4

Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(6)

10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(7)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(7)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(8)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)          Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777), declared effective on October 24, 1996.

(2)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1999.

(3)          Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(4)          Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)          Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)          Incorporated by reference to our Current Report on Form 8-K filed August 2, 2005.

(7)          Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(8)          Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(9)          Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

*                    Filed herewith.

#                 Compensation plans and arrangements for executives and others.