Form 10-Q
period 2007-06-30
TRIUMPH GROUP INC /
filed 2007-08-03
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007.

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

Common Stock, par value $0.001 per share, 16,641,941 shares as of June 30, 2007.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	JUNE 30,	MARCH 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash	$6,039	$7,243
Accounts receivable, net	173,920	168,372
Inventories	317,885	296,080
Assets held for sale	27,387	28,643
Deferred income taxes	11,242	11,316
Prepaid expenses and other	5,901	6,713
Total current assets	542,374	518,367

Property and equipment, net	285,597	283,681

Goodwill	339,013	339,930
Intangible assets, net	67,420	69,919
Other, net	15,121	17,261

Total assets	$1,249,525	$1,229,158

Triumph Group, Inc.

Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2007	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,357	$101,332
Accrued expenses	59,494	75,582
Liabilities related to assets held for sale	7,898	7,545
Income taxes payable	5,776	1,484
Current portion of long-term debt	5,703	5,702
Total current liabilities	174,228	191,645

Long-term debt, less current portion	328,080	310,481
Deferred income taxes and other	102,294	99,669

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,641,941 and 16,469,617 shares issued and outstanding	16	16
Capital in excess of par value	282,629	278,177
Treasury stock, at cost	—	—
Accumulated other comprehensive income (loss)	28	(120)
Retained earnings	362,250	349,290
Total stockholders’ equity	644,923	627,363

Total liabilities and stockholders’ equity	$1,249,525	$1,229,158

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006

Net sales	$275,004	$217,996

Operating costs and expenses:
Cost of products sold	193,886	158,226
Selling, general, and administrative	40,341	32,130
Depreciation and amortization	10,523	8,422
	244,750	198,778

Operating income	30,254	19,218
Interest expense and other	3,207	3,058
Income from continuing operations before income taxes	27,047	16,160
Income tax expense	9,236	5,694
Income from continuing operations	17,811	10,466
Loss from discontinued operations, net	(3,894)	(1,033)
Net income	$13,917	$9,433

Earnings per share – basic:
Income from continuing operations	$1.08	$0.65
Loss from discontinued operations	(0.24)	(0.06)
Net income	$0.85 *	$0.59

Weighted average common shares outstanding – basic	16,458	16,078

Earnings per share – diluted:
Income from continuing operations	$1.04	$0.64
Loss from discontinued operations	(0.23)	(0.06)
Net income	$0.81	$0.58

Weighted average common shares outstanding – diluted	17,204	16,286

*Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$13,917	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,523	8,422
Other amortization included in interest expense	403	181
Provision for doubtful accounts receivable	408	254
Provision for deferred income taxes	1,301	—
Employee stock compensation	540	564
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	(5,912)	2,857
Inventories	(21,770)	(12,358)
Prepaid expenses and other	570	866
Accounts payable, accrued expenses and accrued income taxes payable	(11,654)	(5,124)
Changes in discontinued operations	1,609	(2,376)
Other	(780)	(2,332)
Net cash (used in) provided by operating activities	(10,845)	387

INVESTING ACTIVITIES
Capital expenditures	(9,834)	(12,917)
Proceeds from sale of assets	31	35
Cash used for businesses and intangible assets acquired	(1,440)	(42,109)
Net cash used in investing activities	(11,243)	(54,991)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006
FINANCING ACTIVITIES
Net increase in revolving credit facility borrowings	$17,639	$49,275
Proceeds from issuance of long term debt	—	238
Repayment of debt and capital lease obligations	(39)	(17)
Payment of deferred financing cost	—	(14)
Dividends paid	(666)	—
Proceeds from exercise of stock options, including excess tax benefit of $811 and $467 in 2008 and 2007	3,912	4,772
Net cash provided by financing activities	20,846	54,254

Effect of exchange rate changes on cash	38	104

Net change in cash	(1,204)	(246)
Cash at beginning of period	7,243	5,643

Cash at end of period	$6,039	$5,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$956	$2,967
Cash paid for interest	$4,968	$5,119

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006
Net income	$13,917	$9,433
Other comprehensive income
Foreign currency translation adjustment	148	574
Total comprehensive income	$14,065	$10,007

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 (“FIN 48”).  FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  In connection with its adoption of FIN 48 on April 1, 2007, the Company recognized a charge of approximately $291 to retained earnings.  See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding the Company’s uncertain tax positions.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s financial position, results of operations and cash flows.

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2007 were $112,810 and $45,390, respectively.  Intangible assets cost and accumulated amortization at March 31, 2007 were $112,710 and $42,791, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at

June 30, 2007 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at June 30, 2007 had a weighted-average life of 10.6 years.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2007 were $73,957 and $32,824, respectively, and at March 31, 2007 were $73,957 and $31,070, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at June 30, 2007 were $38,853 and $12,566, respectively, and at March 31, 2007 were $38,753 and $11,721, respectively.  Amortization expense for the three months ended June 30, 2007 and 2006 was $2,599 and $2,002, respectively.  Amortization expense for the fiscal year ended March 31, 2008 and the succeeding five fiscal years by year is expected to be as follows: 2008: $10,372; 2009: $10,126; 2010: $9,876; 2011: $8,128; 2012: $6,597; 2013: $6,484.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.   FISCAL 2007 ACQUISITIONS

Acquisition of Allied Aerospace Industries, Inc.

Effective November 1, 2006, the Company acquired Allied Aerospace Industries, Inc. (“Allied”) through the merger of a newly organized, wholly-owned subsidiary of the Company, with and into Allied. The acquired business has since been consolidated into a single subsidiary of the Company, Triumph Aerospace Systems – Newport News, Inc.  The acquisition of this business allows the Company to meet the growing demand for outsourced technical design and engineering capabilities.  Triumph Aerospace Systems – Newport News, Inc. specializes in engineering design and manufacturing solutions for complex aerospace and defense programs.  The results for Triumph Aerospace Systems – Newport News, Inc. are included in the Company’s Aerospace Systems Segment.

During the first quarter of fiscal 2008, the Company revised the purchase price allocation for the Allied acquisition as a result of receiving the final appraisal of tangible and intangible assets.  Based on the revised allocation, an additional $100 was allocated to intangible assets while the amount allocated to tangible assets was reduced by $232 and goodwill was reduced by $897.  The Company is still finalizing the deferred tax accounting related to its acquisition of Allied.  Therefore, the allocation of purchase price for the acquisition of Allied is not complete and is subject to change.

Acquisition of Grand Prairie Accessory Services, LLC

Effective January 1, 2007, the Company acquired the assets and business of Grand Prairie Accessory Services, LLC (“Grand Prairie”) through a newly organized, wholly-owned subsidiary of the Company, Triumph Accessory Services – Grand Prairie, Inc.  Triumph Accessory Services – Grand Prairie, Inc. provides comprehensive maintenance solutions for engine accessories related to the CF34, CFM56, CF6, CT7 and V2500 family of engines.  Capabilities include fuel, oil, pneumatic, hydraulic and mechanical engine accessories for those and other aero and aero-derivative gas turbine engines.  The results for Triumph Accessory Services – Grand Prairie are included in the Company’s Aftermarket Services Segment.

The Company is awaiting final appraisals of tangible and intangible assets and the finalization of deferred tax accounting related to its acquisition of Grand Prairie.  Therefore, the allocation of purchase price for the acquisition of Grand Prairie is not complete and is subject to change.

The following unaudited pro forma information for the three months ended June 30, 2006 have been prepared assuming these acquisitions had occurred on April 1, 2006. The pro forma information for the three months ended June 30, 2006 is as follows: Net sales: $234,034; Income from continuing operations: $11,872; Income per share from continuing operations-basic: $0.74; Income per share from continuing operations-diluted: $0.73.

4.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In July 2007, the Company signed a letter of intent to sell Triumph Precision, a build-to-specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems Segment.  The Company is also in negotiations to sell Triumph Precision Castings Company, a casting facility that specializes in producing high quality hot gas path components for aero and land based gas turbines in its Aftermarket Services Segment.  These transactions are expected to be completed in the second quarter of fiscal 2008.

During the first quarter of fiscal 2008, the Company recognized a pre-tax loss of $4,000 based upon a write-down of the carrying value of these businesses to their estimated fair value less costs to sell.  The write-down was applied to long-lived assets, consisting primarily of property, plant and equipment.  For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s condensed consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $4,464 and $4,826 for the three months ended June 30, 2007 and June 30, 2006, respectively.  The loss from discontinued operations was $3,894 and $1,033, net of income tax benefit of $2,097 and $556, for the three months ended June 30, 2007 and June 30, 2006, respectively.  Interest expense of $756 and $674 was allocated to discontinued operations for the quarter ended June 30, 2007 and June 30, 2006, respectively, based upon the actual borrowings of the operations, and the amount is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	JUNE 30,	MARCH 31,
	2007	2007
Assets held for sale:
Accounts receivable, net	$6,504	$6,154
Inventories	13,863	11,585
Property, plant and equipment	6,875	10,798
Other	145	106
Total assets held for sale	$27,387	$28,643
Liabilities held for sale:
Accounts payable	$2,792	$1,832
Accrued expenses	3,189	2,610
Deferred tax liabilities and other	1,917	3,103
Total liabilities held for sale	$7,898	$7,545

5.  INVENTORIES

The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2007	2007

Raw materials	$30,999	$30,357
Manufactured and purchased components	109,942	100,512
Work-in-process	106,294	99,660
Finished goods	70,650	65,551
Total inventories	$317,885	$296,080

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2007	2007

Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	118,439	100,800
Subordinated promissory notes	5,500	5,500
Other debt	8,594	8,633
	333,783	316,183
Less current portion	5,703	5,702
	$328,080	$310,481

7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	JUNE 30,
	(in thousands)
	2007	2006

Weighted average common shares outstanding - basic	16,458	16,078
Net effect of dilutive stock options	259	208
Potential common shares-convertible debt	487	—
Weighted average common shares outstanding – diluted	17,204	16,286

8.  INCOME TAXES

Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes.  The cumulative effects of adoption of FIN 48 has been recorded as a charge of $291 to retained earnings, an increase of $66 to net deferred income tax liabilities and an increase of $225 to income taxes payable as of April 1, 2007.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of June 30, 2007 and April 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets was $215 and $174, respectively.

As of June 30, 2007 and April 1, 2007, the Company was subject to examination in a state jurisdiction for the fiscal years ended March 31, 2004 through March 31, 2006, none of which was individually material.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2003.   We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of June 30, 2007 and April 1, 2007, the total amount of unrecognized tax benefits was $2,688 and $2,534, of which $2,335 and $2,181 would affect the effective tax rate, if recognized.

With few exceptions, the Company is no longer subject to US federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

9.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2007 through June 30, 2007:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2007	$285,797	$54,133	$339,930
Purchase price allocation adjustments	(971)	(6)	(977)
Effect of exchange rate changes	60	—	60
Balance, June 30, 2007	$284,886	$54,127	$339,013

10.  SEGMENTS

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

At June  30, 2007, our Aerospace Systems segment consists of 33 operating locations, and the Aftermarket Services segment consists of 17 operating locations.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006
Net sales:
Aerospace systems	$217,280	$172,573
Aftermarket services	58,313	46,447
Elimination of inter-segment sales	(589)	(1,024)
	$275,004	$217,996

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$30,329	$20,341
Aftermarket services	5,728	2,989
Corporate	(5,803)	(4,112)
	30,254	19,218
Interest expense and other	3,207	3,058
	$27,047	$16,160

Depreciation and amortization:
Aerospace systems	$7,258	$6,351
Aftermarket services	3,202	2,027
Corporate	63	44
	$10,523	$8,422

Capital expenditures:
Aerospace systems	$7,126	$6,707
Aftermarket services	2,297	6,085
Corporate	411	125
	$9,834	$12,917

	JUNE 30,	MARCH 31,
	2007	2007
Total Assets:
Aerospace systems	$896,500	$883,890
Aftermarket services	283,545	272,972
Corporate	42,093	43,653
Discontinued Operations	27,387	28,643
	$1,249,525	$1,229,158

During the three months ended June 30, 2007 and 2006, the Company had foreign sales of $56,181 and $49,558, respectively.

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

•                  Net sales for the first quarter of fiscal 2008 increased 26% to $275.0 million

•                  Operating income in the first quarter of fiscal 2008 increased 57% to $30.3 million

•                  Income from continuing operations for the first quarter of fiscal 2008 increased 70% to $17.8 million

•                  Backlog increased 27% over the prior year to $1,187.8 million

For the quarter ended June 30, 2007, net sales totaled $275.0 million, a 26% increase from last year’s first quarter net sales of $218.0 million.  Income from continuing operations for the first quarter of fiscal 2008 increased 70% to $17.8 million, or $1.04 per diluted common share, versus $10.5 million, or $0.64 per diluted common share, for the first quarter of the prior year.  During the quarter, we used $10.8 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

	Quarter Ended
	June 30,
	2007	2006
	(dollars in thousands)

Net Sales	$275,004	$217,996

Segment Operating Income	$36,057	$23,330
Corporate Expenses	(5,803)	(4,112)
Total Operating Income	30,254	19,218
Interest Expense and Other	3,207	3,058
Income Tax Expense	9,236	5,694
Income from continuing operations	17,811	10,466
Loss from discontinued operations, net	(3,894)	(1,033)
Net income	$13,917	$9,433

Net sales increased by $57.0 million, or 26.2%, to $275.0 million for the quarter ended June 30, 2007 from $218.0 million for the quarter ended June 30, 2006.  The acquisitions of the assets of Allied Aerospace Industries, Inc. and Grand Prairie Accessory Services, LLC, herein referred to as the “2007 Acquisitions”, contributed $13.6 million of the net sales increase.  Excluding the effects of the 2007 Acquisitions, sales growth was $43.0 million, or 19.7%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $12.7 million, or 54.6%, to $36.1 million for the quarter ended June 30, 2007 from $23.3 million for the quarter ended June 30, 2006.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved execution and the contribution of $1.1 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs and depreciation and amortization expenses.

Corporate expenses increased by $1.7 million, or 41.1%, to $5.8 million for the quarter ended June 30, 2007 from $4.1 million for the quarter ended June 30, 2006, primarily due to increased litigation costs, workers compensation and stock compensation, partially offset by an insurance reimbursement related to product liability claims.

Interest expense and other increased by $0.1 million, or 4.9%, to $3.2 million for the quarter ended June 30, 2007 compared to $3.1 million for the prior year period.  This increase was due to higher average borrowings outstanding and amortization of debt issuance costs, partially offset by lower interest on our convertible notes issued in September 2006 as compared to the previously outstanding Class A Senior Notes and Class B Senior Notes.

The effective income tax rate for the quarter ended June 30, 2007 was 33.9% compared to 35.3% for the quarter ended June 30, 2006.  The decrease in the tax rate was primarily due to the retroactive reinstatement of the research and experimentation tax credit in December 2006.  Accordingly, the quarter ended June 30, 2006 did not include the benefit from the research and experimentation tax credit.

Loss from discontinued operations before income taxes was $6.0 million for the quarter ended June 30, 2007, which included an impairment charge of $4.0 million compared with a loss from discontinued operations before income taxes of $1.6 million for the first quarter ended June 30, 2006.  The benefit for income taxes was $2.1 million for the quarter ended June 30, 2007 compared to a benefit of $0.6 million in the prior year period.

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

	Quarter Ended June 30,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
NET SALES
Aerospace Systems	$217,280	$172,573	25.9%	79.0%	79.2%
Aftermarket Services	58,313	46,447	25.5%	21.2%	21.3%
Elimination of inter-segment sales	(589)	(1,024)	(42.5)%	(0.2)%	(0.5)%
Total Net Sales	$275,004	$217,996	26.2%	100.0%	100.0%

	Quarter Ended June 30,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$30,329	$20,341	49.1%	14.0%	11.8%
Aftermarket Services	5,728	2,989	91.6%	9.8%	6.4%
Corporate	(5,803)	(4,112)	41.1%	n/a	n/a
Total Segment Operating Income	$30,254	$19,218	57.4%	11.0%	8.8%

Aerospace Systems: The Aerospace Systems segment net sales increased by $44.7 million, or 25.9%, to $217.3 million for the quarter ended June 30, 2007 from $172.6 million for the quarter ended June 30, 2006. The increase was primarily due to increased sales to our OEM customers of $39.0 million driven by increased aircraft build rates and the additional sales associated with the acquisition of the assets and business of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems – Newport News).

Aerospace Systems segment operating income increased by $10.0 million, or 49.1%, to $30.3 million for the quarter ended June 30, 2007 from $20.3 million for the quarter ended June 30, 2006. Operating income increased due to higher margins generated on increased sales volume as described above partially offset by increases in staffing, depreciation and amortization expenses, and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $11.9 million, or 25.5%, to $58.3 million for the quarter ended June 30, 2007 from $46.4 million for the quarter ended June 30, 2006. This increase was due to the sales increase associated with the acquisition of the assets and business of Grand Prairie Accessory Services, LLC (now Triumph Accessory Services – Grand Prairie, Inc.), and an increase in same store sales of $4.0 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income increased by $2.7 million, or 91.6%, to $5.7 million for the quarter ended June 30, 2007 from $3.0 million for the quarter ended June 30, 2006.  Operating income increased primarily due to margins attained on increased sales volume as described above and the contribution from the acquisition of Triumph Accessory Services – Grand Prairie partially offset by increases in payroll, costs associated with the startup of our new Thailand maintenance and repair facility and depreciation and amortization expenses.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the three months ended June 30, 2007, we used approximately $10.8 million of cash flows in operating activities, used approximately $11.2 million in investing activities and generated approximately $20.8 million in financing activities.

As of June 30, 2007, $225.2 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2007, an aggregate amount of approximately $118.4 million was outstanding under the Credit Facility, $110.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.2% per annum, and $8.4 million of which was accruing interest at the overnight rate of 6.3% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc. in fiscal 2004.  The Company has been producing the component parts for this LTSA at a loss for approximately one year which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date no later than December 31, 2008 for completion of the re-sourcing effort, as well as providing a cap on the number of units during this time period. Additionally, the Company will be required to make four payments of $0.5 million each over the next two years, upon successful transition of the component parts, by the customer, to other vendors. The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. As of June 30, 2007, the recorded loss reserve was $6.2 million.  If the transition is completed earlier than December 2008 or, the number of delivered units produced by the Company is less than the cap established in the settlement agreement, the recorded loss reserve may be in excess of the amount required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we will monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

Capital expenditures were approximately $9.8 million for the three months ended June 30, 2007 primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be in the range of $55.0 to $70.0 million for our fiscal year ending March 31, 2008.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$333,783	$5,703	$400	$118,743	$208,937
Debt-Interest (3)	30,230	5,726	10,759	10,735	3,010
Operating Leases	68,826	15,048	23,205	12,494	18,079
Purchase Obligations	241,091	190,866	48,216	1,964	45
Other Long Term Obligations (1) (2)	129	129	—	—	—
Total	$674,059	$217,472	$82,580	$143,936	$230,071

(1) Included in the Company’s balance sheet at June 30, 2007.

(2) Includes interest component.

(3) Includes fixed-rate interest only.

We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations.  However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities.  As a result, we currently are pursuing the potential purchase of a number of candidates.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources, such as the sale of debt or equity securities, may be needed.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC in June 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  There has been no material change in this information.

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

As of June 30, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 1.                Legal Proceedings.

As we have previously disclosed, our company, our subsidiary Triumph Actuation Systems, LLC (formerly Frisby Aerospace, LLC) and certain employees of ours and our subsidiaries are the defendants in a suit brought by Eaton Corporation and several Eaton subsidiaries in the Circuit Court of the First Judicial District of Hinds County, Mississippi, involving claims of misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation.  We have also disclosed that, in a separate proceeding, five engineers of Triumph Actuation Systems who are former employees of Eaton Aerospace, LLC, have been indicted by a grand jury sitting in the Southern District of Mississippi on five counts of trade secret misappropriation, mail and wire fraud and conspiracy to misappropriate trade secrets and commit mail and wire fraud.

On June 15, 2007, the U.S. District Court for the Southern District of Mississippi dismissed all but part of one of the counts of the indictment in the criminal case, leaving a charge of conspiracy to misappropriate trade secrets.  We understand that the government is currently considering its options, including whether to issue a superseding indictment within a time frame that will allow the maintenance of the previously scheduled September 2007 trial date.  In the meantime, the government has provided the defendant engineers an opportunity to present facts they believe support their position that no crime has occurred and that the case should be dismissed in its entirety.  No charges have been brought against Triumph Actuation Systems, and we understand that neither Triumph Actuation Systems nor our company is currently the subject of the criminal investigation.

In the civil case, after a previously entered stay of discovery was lifted by the Circuit Court of Hinds County, the defendants moved to stay discovery until completion of the criminal trial in order to protect the defendant engineers’ Fifth Amendment rights.  On June 25, 2007, the Mississippi Supreme Court, on appeal by the defendant engineers from the Circuit Court’s denial of the motion, granted a stay of at least the engineers’ depositions pending a hearing on their appeal of the Court’s decision.  On July 31, 2007, the United States Attorney for the Southern District of Mississippi filed a motion seeking to intervene in the civil case and requesting a partial stay of discovery.  On August 1, 2007, the Circuit Court stayed all discovery in the civil case pending clarification from the Mississippi Supreme Court on whether all discovery should be stayed pending completion of the criminal trial.  No schedule for hearing the matters on appeal has been set.

No trial date has been scheduled in the civil case. It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or we might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Further information on the proceedings described above can be found in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 6.   Exhibits.

Exhibit 10.1	Restricted Stock Award Agreement for M. David Kornblatt (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 14, 2007).
Exhibit 31.1	Certification of President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and CFO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 3, 2007
Richard C. Ill, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	August 3, 2007
M. David Kornblatt, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 3, 2007
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)