Form 10-Q
period 2007-09-30
TRIUMPH GROUP INC /
filed 2007-11-02
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission File Number:    1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1550 Liberty Ridge, Suite 100
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.001 per share, 16,708,100 shares outstanding as of September 30, 2007.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	SEPTEMBER 30,	MARCH 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash	$9,128	$7,243
Accounts receivable, net	176,835	168,372
Inventories	334,526	296,080
Assets held for sale	21,985	28,643
Deferred income taxes	11,147	11,316
Prepaid expenses and other	5,368	6,713
Total current assets	558,989	518,367

Property and equipment, net	289,177	283,681

Goodwill	339,165	339,930
Intangible assets, net	64,941	69,919
Other, net	14,732	17,261

Total assets	$1,267,004	$1,229,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,148	$101,332
Accrued expenses	65,568	75,582
Liabilities related to assets held for sale	4,243	7,545
Income taxes payable	827	1,484
Current portion of long-term debt	201,471	5,702
Total current liabilities	374,257	191,645

Long-term debt, less current portion	125,329	310,481
Deferred income taxes and other	102,258	99,669

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,708,100 and 16,469,617 shares issued and outstanding	16	16
Capital in excess of par value	285,515	278,177
Treasury stock, at cost,	—	—
Accumulated other comprehensive income (loss)	815	(120)
Retained earnings	378,814	349,290
Total stockholders’ equity	665,160	627,363

Total liabilities and stockholders’ equity	$1,267,004	$1,229,158

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

Net sales	$279,772	$221,809	$554,776	$439,805

Operating costs and expenses:
Cost of products sold	199,729	158,625	393,615	316,851
Selling, general, and administrative	37,743	31,089	78,084	63,219
Depreciation and amortization	10,457	8,493	20,980	16,915
	247,929	198,207	492,679	396,985

Operating income	31,843	23,602	62,097	42,820
Interest expense and other	3,566	3,102	6,773	6,160
Income from continuing operations before income taxes	28,277	20,500	55,324	36,660
Income tax expense	9,575	7,228	18,811	12,922
Income from continuing operations	18,702	13,272	36,513	23,738
Loss from discontinued operations, net	(1,472)	(661)	(5,366)	(1,694)
Net income	$17,230	$12,611	$31,147	$22,044

Earnings per share – basic:
Income from continuing operations	$1.13	$0.82	$2.21	$1.47
Loss from discontinued operations	(0.09)	(0.04)	(0.33)	(0.11)
Net income	$1.04	$0.78	$1.89 *	$1.37 *

Weighted average common shares outstanding – basic	16,524	16,166	16,491	16,121

Earnings per share – diluted:
Income from continuing operations	$1.05	$0.81	$2.08	$1.46
Loss from discontinued operations	(0.08)	(0.04)	(0.31)	(0.10)
Net income	$0.97	$0.77	$1.78 *	$1.35 *

Weighted average common shares outstanding – diluted	17,827	16,314	17,539	16,299

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.04

* Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$31,147	$22,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,980	16,915
Other amortization included in interest expense	807	330
Provision for doubtful accounts receivable	637	407
Provision for deferred income taxes	2,792	290
Employee stock compensation	1,295	1,164
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	(8,901)	(4,789)
Inventories	(38,241)	(28,039)
Prepaid expenses and other	939	(1,224)
Accounts payable, accrued expenses and accrued income taxes payable	(4,769)	2,654
Changes in discontinued operations	(1,479)	(2,510)
Other	(898)	(2,387)
Net cash provided by operating activities	4,309	4,855

INVESTING ACTIVITIES
Capital expenditures	(21,533)	(25,846)
Proceeds from sale of assets and business	5,010	105
Cash used for businesses and intangible assets acquired	(1,527)	(48,047)
Net cash used in investing activities	(18,050)	(73,788)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$16,075	$(31,825)
Proceeds from issuance of long term debt	130	201,739
Repayment of debt and capital lease obligations	(5,588)	(34)
Payment of deferred financing costs	—	(5,630)
Proceeds from exercise of stock options, including excess tax benefit of $1,409 and $472 in 2008 and 2007	6,043	6,128
Cash dividends on common stock	(1,332)	(649)
Net cash provided by financing activities	15,328	169,729

Effect of exchange rate changes on cash	298	92

Net change in cash	1,885	100,888
Cash at beginning of period	7,243	5,643

Cash at end of period	$9,128	$106,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$12,600	$12,227
Cash paid for interest	$7,703	$7,016

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Net income	$17,230	$12,611	$31,147	$22,044
Other comprehensive income
Foreign currency translation adjustment	787	(92)	935	482

Total comprehensive income	$18,017	$12,519	$32,082	$22,526

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company designs, engineers, manufactures, repairs and overhauls aircraft components and accessories. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers of commercial, regional, business and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In connection with its adoption of FIN 48 on April 1, 2007, the Company recognized a charge of approximately $291 to retained earnings. See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding the Company’s uncertain tax positions.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of EITF 06-10 will have on the Company’s financial position, results of operations and cash flows.

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at September 30, 2007 was $112,935 and $47,994, respectively. Intangible assets cost and accumulated amortization at March 31, 2007 was $112,710 and $42,791, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at September 30, 2007 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at September 30, 2007 had a weighted-average life of 10.6 years. Gross cost and accumulated amortization of product rights and licenses at September 30, 2007 were $74,082 and $34,577, respectively, and at March 31, 2007 were $73,957 and $31,070, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at September 30, 2007 were $38,853 and $13,417, respectively, and at March 31, 2007 were $38,753 and $11,721, respectively. Amortization expense for the three and six months ended September 30, 2007 and 2006 was $2,604 and $5,203 and $1,972 and $3,974, respectively. Amortization expense for the fiscal year ended March 31, 2008 and the succeeding five fiscal years by year is expected to be as follows: 2008: $10,386; 2009: $10,122; 2010: $9,872; 2011: $8,124; 2012: $6,593; and 2013: $6,480.

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

During the first half of fiscal 2008, the Company finalized the purchase price allocation for the Allied acquisition as a result of receiving the final appraisal of tangible and intangible assets, finalizing the deferred tax accounting and recording the final purchase price adjustment as per the purchase agreement. Based on the revised allocation, an additional $100 was allocated to intangible assets while the amount allocated to tangible assets was reduced by $232. The purchase price was reduced by $1,055 related to the final negotiation of the values on the closing balance sheet.

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

During the second quarter of fiscal 2008, the Company revised the purchase price allocation for the Grand Prairie acquisition. Based on the revised allocation, an additional $50 was allocated to goodwill. The Company is awaiting final appraisals of tangible and intangible assets and the finalization of deferred tax accounting related to its acquisition of Grand Prairie. Therefore, the allocation of purchase price for the acquisition of Grand Prairie is not complete and is subject to change.

The following unaudited pro forma information for the three and six months ended September 30, 2006 has been prepared assuming these acquisitions had occurred on April 1, 2006. The pro forma information for the three and six months ended September 30, 2006 is as follows: Net sales: $238,411 and $472,445; Income from continuing operations: $13,836 and $25,706; Income per share from continuing operations-basic: $0.86 and $1.59; and Income per share from continuing operations-diluted: $0.85 and $1.58.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2007, the Company sold the assets of Triumph Precision, Inc., a build to specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems Segment. The effective date of the sale was July 1, 2007. The Company recognized a pre-tax loss of $650 on the sale of the business, which includes costs to sell of $150. The Company has also decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services Segment that specializes in producing high quality hot gas path components for aero and land based gas turbines. The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell. The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $2,171 and $6,635 for the three and six months ended September 30, 2007 and $4,313 and $9,139 for the three and six months ended September 30, 2006, respectively. The loss from discontinued operations was $1,472 and $5,366, net of income tax benefit of $792 and $2,889 for the three and six months ended September 30, 2007 and $661 and $1,694, net of income tax benefit of $356 and $912 for the three and six months ended September 30, 2006, respectively. Interest expense of $769 and $1,525 was allocated to discontinued operations for the three and six months ended September 30, 2007, respectively, and interest expense of $693 and $1,367 was allocated to discontinued operations for the three and six months ended September 30, 2006, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	SEPTEMBER 30,	MARCH 31,
	2007	2007

Assets held for sale:
Accounts receivable, net	$6,142	$6,154
Inventories	9,987	11,585
Property, plant and equipment	5,711	10,798
Other	145	106
Total assets held for sale	$21,985	$28,643
Liabilities held for sale:
Accounts payable	$1,988	$1,832
Accrued expenses	501	2,610
Deferred tax liabilities and other	1,754	3,103
Total liabilities held for sale	$4,243	$7,545

5. INVENTORIES

The components of inventories are as follows:

	SEPTEMBER 30,	MARCH 31,
	2007	2007

Raw materials	$32,047	$30,357
Manufactured and purchased components	119,883	100,512
Work-in-process	107,301	99,660
Finished goods	75,295	65,551
Total inventories	$334,526	$296,080

6. LONG-TERM DEBT

In September 2006, the Company issued $201,250 of convertible senior subordinated notes due October 1, 2026 bearing interest at a fixed rate of 2.625% (“Convertible Notes”). In October 2007, the Company delivered a notice to holders of its Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2007, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the notes a put option through December 31, 2007. Accordingly, the balance sheet classification of the notes will be short term for as long as the put option remains in effect.

On October 15, 2007, the Company amended its existing amended and restated credit agreement with its lenders to add a sublimit of $200,000 for foreign currency borrowings and amend and eliminate other certain terms and covenants.

Long-term debt consists of the following:

	SEPTEMBER 30,	MARCH 31,
	2007	2007

Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	116,875	100,800
Subordinated promissory notes	—	5,500
Other debt	8,675	8,633
	326,800	316,183
Less current portion	201,471	5,702
	$125,329	$310,481

7. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006

Weighted average common shares outstanding - basic	16,524	16,166	16,491	16,121
Net effect of dilutive stock options	292	148	277	178
Potential common shares - convertible debt	1,011	—	771	—
Weighted average common shares outstanding – diluted	17,827	16,314	17,539	16,299

8. INCOME TAXES

Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The cumulative effect of adoption of FIN 48 has been recorded as a charge of $291 to retained earnings, an increase of $66 to net deferred income tax liabilities and an increase of $225 to income taxes payable as of April 1, 2007.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2007 and April 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets was $265 and $174, respectively.

As of September 30, 2007 and April 1, 2007, the Company was subject to examination in a state jurisdiction for the fiscal years ended March 31, 2004 through March 31, 2006, none of which was individually material. The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2003. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of September 30, 2007 and April 1, 2007, the total amount of unrecognized tax benefits was $2,821 and $2,534, of which $2,468 and $2,181 would impact the effective tax rate, if recognized.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

9. GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2007 through September 30, 2007:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2007	$285,797	$54,133	$339,930
Purchase price adjustments	(1,055)	—	(1,055)
Purchase price allocation	(48)	(7)	(55)
Effect of exchange rate changes	345	—	345
Balance, September 30, 2007	$285,039	$54,126	$339,165

10. SEGMENTS

The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments:  the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluates performance and allocates resources based on operating income of each reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). Each segment has a president and controller who manage their respective segment. The segment president reports directly to the President and CEO of the Company, the Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The segment presidents maintain regular contact with the CODM to discuss operating activities, financial results, forecasts and plans for the segment. The segment controllers have dual reporting responsibilities, reporting to both their segment president as well as to the Corporate Controller. The Company’s CODM evaluates performance and allocates resources based upon review of segment information. The CODM utilizes operating income as a primary measure of profitability.

At September 30, 2007, our Aerospace Systems segment consisted of 33 operating locations, and the Aftermarket Services segment consisted of 17 operating locations.

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems’ operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems’ revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are primarily sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services’ operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The Aftermarket Services’ operations also perform repair and overhaul services, and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Net sales:
Aerospace systems	$220,511	$178,520	$437,791	$351,093
Aftermarket services	60,054	44,035	118,367	90,482
Elimination of inter-segment sales	(793)	(746)	(1,382)	(1,770)
	$279,772	$221,809	$554,776	$439,805

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$31,135	$25,332	$61,464	$45,673
Aftermarket services	4,825	2,216	10,553	5,205
Corporate	(4,117)	(3,946)	(9,920)	(8,058)
	31,843	23,602	62,097	42,820
Interest expense and other	3,566	3,102	6,773	6,160
	$28,277	$20,500	$55,324	$36,660

Depreciation and amortization:
Aerospace systems	$7,353	$6,298	$14,611	$12,649
Aftermarket services	3,034	2,128	6,236	4,155
Corporate	70	67	133	111
	$10,457	$8,493	$20,980	$16,915

Capital expenditures:
Aerospace systems	$6,531	$8,091	$13,657	$14,798
Aftermarket services	5,034	4,818	7,331	10,903
Corporate	134	20	545	145
	$11,699	$12,929	$21,533	$25,846

	SEPTEMBER 30,	MARCH 31,
	2007	2007
Total Assets:
Aerospace systems	$906,562	$883,890
Aftermarket services	295,811	272,972
Corporate	42,646	43,653
Discontinued Operations	21,985	28,643
	$1,267,004	$1,229,158

During the three months ended September 30, 2007 and 2006, the Company had international sales of $58,166 and $50,351, respectively. During the six month period ended September 30, 2007 and 2006, the Company had international sales of $114,347 and $99,909, respectively.

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

Financial highlights for the second quarter of fiscal 2008 include:

•                  Net sales for the second quarter of fiscal 2008 increased 26.1% to $279.8 million

•                  Operating income in the second quarter of fiscal 2008 increased 34.9% to $31.8 million

•                  Net income for the second quarter of fiscal 2008 increased 36.6% to $17.2 million

•                  Backlog increased 14% over the prior year to $1,179.2 million

For the quarter ended September 30, 2007, net sales totaled $279.8 million, a 26.1% increase from last year’s second quarter net sales of $221.8 million. Income from continuing operations for the second quarter of fiscal 2008 increased 40.9% to $18.7 million, or $1.05 per diluted common share, versus $13.3 million, or $0.81 per diluted common share, for the second quarter of the prior year. During the quarter, we generated $15.2 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

	Quarter Ended
	September 30,
	2007	2006
	(dollars in thousands)

Net Sales	$279,772	$221,809

Segment Operating Income	$35,960	$27,548
Corporate Expenses	(4,117)	(3,946)
Total Operating Income	31,843	23,602
Interest Expense and Other	3,566	3,102
Income Tax Expense	9,575	7,228
Income from continuing operations	$18,702	$13,272
Loss from discontinued operations, net	(1,472)	(661)
Net Income	$17,230	$12,611

Net sales increased by $58.0 million, or 26.1%, to $279.8 million for the quarter ended September 30, 2007 from $221.8 million for the quarter ended September 30, 2006. The acquisitions of the assets and businesses of Allied Aerospace Industries, Inc. and Grand Prairie Accessory Services, LLC, herein referred to as the “2007 Acquisitions,” contributed $15.6 million of the net sales increase. Excluding the effects of the 2007 Acquisitions, organic sales growth was $42.4 million, or 19.1%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic, the age of existing aircraft and enhanced capabilities.

Segment operating income increased by $8.4 million, or 30.5%, to $36.0 million for the quarter ended September 30, 2007 from $27.5 million for the quarter ended September 30, 2006. Operating income growth was a direct result of margins attained on increased sales volume as described above, improved margins and the contribution of $1.3 million from the 2007 Acquisitions, partially offset by increased costs in litigation, research and development, payroll and healthcare, and amortization associated with the 2007 Acquisitions.

Corporate general and administrative expenses increased by $0.2 million, or 4.3%, to $4.1 million for the quarter ended September 30, 2007 from $3.9 million for the quarter ended September 30, 2006, primarily due to recognition of stock-based compensation and increased bonus accruals offset by insurance reimbursements related to product liability claims.

Interest expense and other increased by $0.5 million, or 15.0%, to $3.6 million for the quarter ended September 30, 2007 compared to $3.1 million for the prior year period. This increase was due to higher average borrowings outstanding and amortization of debt issuance costs, partially offset by lower interest on our convertible notes issued in September 2006 as compared to the previously outstanding Class A Senior Notes and Class B Senior Notes.

The effective income tax rate for the quarter ended September 30, 2007 was 33.8% compared to 35.3% for the quarter ended September 30, 2006. The decrease in the tax rate was primarily due to the retroactive reinstatement of the research and experimentation tax credit in December 2006. Accordingly, the quarter ended September 30, 2006 did not include the benefit from the research and experimentation tax credit.

Business Segment Performance

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

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

Business Segment Performance — Three months ended September 30, 2007 compared to three months ended September 30, 2006

	Quarter Ended September 30,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
NET SALES
Aerospace Systems	$220,511	$178,520	23.5%	78.8%	80.5%
Aftermarket Services	60,054	44,035	36.4%	21.5%	19.8%
Elimination of inter-segment sales	(793)	(746)	(6.3)%	(0.3)%	(0.3)%
Total Net Sales	$279,772	$221,809	26.1%	100.0%	100.0%

	Quarter Ended September 30,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$31,135	$25,332	22.9%	14.1%	14.2%
Aftermarket Services	4,825	2,216	117.7%	8.0%	5.0%
Corporate	(4,117)	(3,946)	(4.3)%	n/a	n/a
Total Segment Operating Income	$31,843	$23,602	34.9%	11.4%	10.6%

Aerospace Systems: The Aerospace Systems segment net sales increased by $42.0 million, or 23.5%, to $220.5 million for the quarter ended September 30, 2007 from $178.5 million for the quarter ended September 30, 2006. The increase was primarily due to increased sales to our OEM customers of $35.1 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems – Newport News).

Aerospace Systems segment operating income increased by $5.8 million, or 22.9%, to $31.1 million for the quarter ended September 30, 2007 from $25.3 million for the quarter ended September 30, 2006. Operating income increased primarily due to margins attained on increased sales volume as described above, partially offset by increases in staffing, litigation costs and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $16.0 million, or 36.4%, to $60.1 million for the quarter ended September 30, 2007 from $44.0 million for the quarter ended September 30, 2006. This increase was due to the sales increase associated with the acquisition of the assets and business of Grand Prairie Accessory Services, LLC (now Triumph Accessory Services – Grand Prairie, Inc.), and an increase in same store sales of $7.3 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income increased by $2.6 million, or 117.7%, to $4.8 million for the quarter ended September 30, 2007 from $2.2 million for the quarter ended September 30, 2006. Operating income increased primarily due to margins attained on increased sales volume, improved margins and the contribution from the acquisition of Triumph Accessory Services — Grand Prairie, Inc. partially offset by increases in payroll and depreciation and amortization expenses.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

	Six Months Ended
	September 30,
	2007	2006
	(dollars in thousands)
Net Sales	$554,776	$439,805

Segment Operating Income	$72,017	$50,878
Corporate Expenses	(9,920)	(8,058)
Total Operating Income	62,097	42,820
Interest Expense and Other	6,773	6,160
Income Tax Expense	18,811	12,922
Income from continuing operations	$36,513	$23,738
Loss from discontinued operations, net	(5,366)	(1,694)
Net Income	$31,147	$22,044

Net sales increased by $115.0 million, or 26.1%, to $554.8 million for the six months ended September 30, 2007 from $439.8 million for the six months ended September 30, 2006. The 2007 Acquisitions contributed $29.2 million. Excluding the effects of the 2007 Acquisitions, organic sales growth was $85.8 million, or 19.5%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $21.1 million, or 41.5%, to $72.0 million for the six months ended September 30, 2007 from $50.9 million for the six months ended September 30, 2006. Operating income growth was a direct result of margins attained on increased sales volume as described above, improved margins and the contribution of $2.4 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs,  and depreciation and amortization expenses associated with the 2007 Acquisitions.

Corporate expenses increased by $1.9 million, or 23.1%, to $9.9 million for the six months ended September 30, 2007 from $8.1 million for the six months ended September 30, 2006, primarily due to increased litigation costs, workers compensation and stock compensation, partially offset by an insurance reimbursement related to product liability claims.

Interest expense and other increased by $0.6 million, or 10.0%, to $6.8 million for the six months ended September 30, 2007 compared to $6.2 million for the prior year period. This increase was due to higher average borrowings outstanding and amortization of debt issuance costs, partially offset by lower interest on our convertible notes issued in September 2006 as compared to the previously outstanding Class A Senior Notes and Class B Senior Notes.

The effective tax rate was 33.8% for the six months ended September 30, 2007 and 35.3% for the six months ended September 30, 2006. The decrease in the tax rate was primarily due to the retroactive reinstatement of the research and experimentation tax credit in December 2006. Accordingly, the six months ended September 30, 2006 did not include the benefit from the research and experimentation tax credit.

Business Segment Performance – Six months ended September 30, 2007 compared to six months ended September 30, 2006

	Six Months Ended September 30,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
NET SALES
Aerospace Systems	$437,791	$351,093	24.7%	78.9%	79.8%
Aftermarket Services	118,367	90,482	30.8%	21.3%	20.6%
Elimination of inter-segment sales	(1,382)	(1,770)	(21.9)%	(0.2)%	(0.4)%
Total Net Sales	$554,776	$439,805	26.1%	100.0%	100.0%

	Six Months Ended September 30,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)

SEGMENT OPERATING INCOME
Aerospace Systems	$61,464	$45,673	34.6%	14.0%	13.0%
Aftermarket Services	10,553	5,205	102.7%	8.9%	5.8%
Corporate	(9,920)	(8,058)	(23.1)%	n/a	n/a
Total Segment Operating Income	$62,097	$42,820	45.0%	11.2%	9.7%

Aerospace Systems: The Aerospace Systems segment net sales increased by $86.7 million, or 24.7%, to $437.8 million for the six months ended September 30, 2007 from $351.1 million for the six months ended September 30, 2006. The increase was primarily due to increased sales to our OEM customers of $74.1 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems – Newport News).

Aerospace Systems segment operating income increased by $15.8 million, or 34.6%, to $61.5 million for the six months ended September 30, 2007 from $45.7 million for the six months ended September 30, 2006. Operating income increased primarily due to margins attained on increased sales volume, improved margins and the margins contributed from the Triumph Aerospace Systems – Newport News acquisition, partially offset by increases in payroll, healthcare and litigation costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $27.9 million, or 30.8%, to $118.4 million for the six months ended September 30, 2007 from $90.5 million for the six months ended September 30, 2006. This increase was due to the sales increase associated with the acquisition of the assets and business of Grand Prairie Accessory Services, LLC (now Triumph Accessory Services – Grand Prairie, Inc.), and an increase in same store sales of $11.2 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income increased by $5.3 million, or 102.7%, to $10.6 million for the six months ended September 30, 2007 from $5.2 million for the six months ended September 30, 2006. Operating income increased primarily due to margins attained on increased sales volume, improved margins and the contribution from the acquisition of Triumph Accessory Services – Grand Prairie, Inc. partially offset by increases in payroll, healthcare and depreciation and amortization expenses.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2007, we generated approximately $4.3 million of cash flows from operating activities, used approximately $18.1 million in investing activities and generated approximately $15.3 million in financing activities.

In September 2006, the Company issued $201.3 million of convertible senior subordinated notes due October 1, 2026 bearing interest at a fixed rate of 2.625% (“Convertible Notes”). In October 2007, the Company delivered a notice to holders of its Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2007, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the notes a put option through December 31, 2007. Accordingly, the Company has reclassified these notes to short-term debt as of September 30, 2007.

As of September 30, 2007, $226.7 million was available under our revolving credit facility (the “Credit Facility”). On September 30, 2007, an aggregate amount of approximately $116.9 million was outstanding under the Credit Facility, $110.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.5% per annum, and $6.9 million of which was accruing interest at the overnight rate of 6.2% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On October 15, 2007, the Company amended its Credit Facility with its lenders to add a sublimit of $200.0 million for foreign currency borrowings and amend and eliminate certain other terms and covenants.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc. in fiscal 2004. The Company has been producing the component parts for this LTSA at a loss for approximately one year which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company will be required to make four payments of $0.5 million each over the next two years, upon successful transition of the component parts, by the customer, to other vendors. The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. As of September 30, 2007, the recorded loss reserve was $5.4 million. If the transition is completed earlier than December 2008 or the number of delivered units produced by the Company is different than anticipated under the settlement agreement, an adjustment to the recorded loss reserve may be required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we will monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

Capital expenditures were approximately $21.5 million for the six months ended September 30, 2007, primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be in the range of $55.0 million to $70.0 million for our fiscal year ending March 31, 2008. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$326,800	$201,471	$416	$117,208	$7,705
Debt-Interest (2)	3,501	2,753	204	175	369
Operating Leases	65,351	17,486	19,178	11,777	16,910
Purchase Obligations	266,643	198,600	64,601	3,377	65
Other Long Term Obligations (1) (3)	67	67	—	—	—
Total	$662,362	$420,377	$84,399	$132,537	$25,049

(1) Included in the Company’s balance sheet at September 30, 2007.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC in June 2007.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1. Legal Proceedings.

As we have previously disclosed, the Company, our subsidiary Triumph Actuation Systems, LLC (formerly Frisby Aerospace, LLC) and certain employees of our subsidiaries are the defendants in a suit brought by Eaton Corporation and several Eaton subsidiaries in the Circuit Court of the First Judicial District of Hinds County, Mississippi, involving claims of misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation. We have also disclosed that, in a separate proceeding, five engineers of Triumph Actuation Systems who are former employees of Eaton Aerospace, LLC, were indicted by a grand jury sitting in the Southern District of Mississippi on five counts of trade secret misappropriation and related charges, of which all counts other than part of one were dismissed by the U.S. District Court for the Southern District of Mississippi, leaving a charge of conspiracy to misappropriate trade secrets.

On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation. Pretrial motions, including motions to dismiss, are pending. No charges have been brought against Triumph Actuation Systems, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers’ Fifth Amendment rights, discovery recommenced in late August 2007. Tentative trial dates have been set in the summer of 2008. It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Further information on the proceedings described above can be found in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 25, 2007. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of six persons to the Company’s Board of Directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:
15,722,683	For
164,829	Withheld

Claude F. Kronk:
15,740,074	For
147,438	Withheld

Richard C. Gozon:
15,754,774	For
132,738	Withheld

William O. Albertini:
15,821,455	For
66,057	Withheld

George Simpson
15,821,411	For
66,101	Withheld

Terry D. Stinson
15,836,027	For
51,485	Withheld

2.               Approval of material terms of executive officer performance goals under our incentive compensation programs.

14,179,509	For
77,461	Against
23,362	Abstain
0	Broker Non-Votes

3.               Ratification of the selection of Ernst & Young LLP as independent accounting firm for the Company for the fiscal year ending March 31, 2008.

15,774,855	For
98,602	Against
14,053	Abstain
0	Broker Non-Votes

Item 6. Exhibits.

Exhibit 10.1	Fourth Amendment to Amended and Restated Credit Agreement.

Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Exhibit 32.2

Certification of Periodic Report by Senior Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	November 2, 2007
Richard C. Ill, President & Chief Executive Officer
(Principal Executive Officer)

/s/ M. David Kornblatt	November 2, 2007
M. David Kornblatt, Senior Vice President , Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 2, 2007
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)