Form 10-Q
period 2007-12-31
TRIUMPH GROUP INC /
filed 2008-02-01
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission File Number: 1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1550 Liberty Ridge, Suite 100
Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.001 per share, 16,731,224 shares outstanding as of December 31, 2007.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	DECEMBER 31,	MARCH 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash	$10,615	$7,243
Accounts receivable, net	165,233	168,372
Inventories	344,739	296,080
Assets held for sale	23,875	28,643
Deferred income taxes	11,794	11,316
Prepaid expenses and other	5,187	6,713
Total current assets	561,443	518,367

Property and equipment, net	298,972	283,681

Goodwill	338,762	339,930
Intangible assets, net	61,208	69,919
Other, net	14,155	17,261

Total assets	$1,274,540	$1,229,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,395	$101,332
Accrued expenses	64,921	75,582
Liabilities related to assets held for sale	3,756	7,545
Income taxes payable	196	1,484
Current portion of long-term debt	201,473	5,702
Total current liabilities	367,741	191,645

Long-term debt, less current portion	120,815	310,481
Deferred income taxes and other	102,419	99,669

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,731,224 and 16,469,617 shares issued and outstanding	16	16
Capital in excess of par value	287,439	278,177
Treasury stock, at cost	—	—
Accumulated other comprehensive income (loss)	1,248	(120)
Retained earnings	394,862	349,290
Total stockholders’ equity	683,565	627,363

Total liabilities and stockholders’ equity	$1,274,540	$1,229,158

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006

Net sales	$275,099	$237,756	$829,875	$677,561

Operating costs and expenses:
Cost of products sold	198,637	170,392	592,252	487,243
Selling, general, and administrative	36,983	33,957	115,067	97,176
Depreciation and amortization	10,753	8,894	31,733	25,809
	246,373	213,243	739,052	610,228

Operating income	28,726	24,513	90,823	67,333
Interest expense and other	3,310	2,534	10,083	8,694
Charge for early extinguishment of debt	—	5,088	—	5,088
Income from continuing operations before income taxes	25,416	16,891	80,740	53,551
Income tax expense	7,493	5,161	26,304	18,083
Income from continuing operations	17,923	11,730	54,436	35,468
Loss from discontinued operations, net	(1,206)	(929)	(6,572)	(2,623)
Net income	$16,717	$10,801	$47,864	$32,845

Earnings per share – basic:
Income from continuing operations	$1.08	$0.72	$3.30	$2.19
Loss from discontinued operations	(0.07)	(0.06)	(0.40)	(0.16)
Net income	$1.01	$0.66	$2.90	$2.03

Weighted average common shares outstanding – basic	16,563	16,262	16,515	16,168

Earnings per share – diluted:
Income from continuing operations	$1.00	$0.71	$3.07	$2.17
Loss from discontinued operations	(0.07)	(0.06)	(0.37)	(0.16)
Net income	$0.93	$0.66 *	$2.70	$2.01

Weighted average common shares outstanding – Diluted	18,002	16,459	17,706	16,353

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.08

* Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$47,864	$32,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,733	25,809
Other amortization included in interest expense	1,208	1,429
Provision for doubtful accounts receivable	808	680
Provision for deferred income taxes	6,432	2,573
Employee stock compensation	2,021	1,764
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	2,626	290
Inventories	(48,340)	(39,348)
Prepaid expenses and other	1,122	(567)
Accounts payable, accrued expenses and accrued income taxes payable	(15,334)	460
Changes in discontinued operations	(3,856)	(3,236)
Other	(116)	(2,445)
Net cash provided by operating activities	26,168	20,254

INVESTING ACTIVITIES
Capital expenditures	(38,253)	(39,664)
Proceeds from sale of assets and business	5,280	338
Cash used for businesses and intangible assets acquired	(1,527)	(94,552)
Net cash used in investing activities	(34,500)	(133,878)

Triumph Group, Inc.

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2007	2006
FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facility borrowings	$11,600	$35,259
Proceeds from issuance of long term debt	161	201,991
Repayment of debt and capital lease obligations	(5,656)	(53)
Retirement of long-term debt	—	(124,424)
Payment of deferred financing costs	(72)	(6,102)
Proceeds from exercise of stock options, including excess tax benefit of $1,709 and $886 in 2008 and 2007	7,241	11,718
Cash dividends on common stock	(2,001)	(1,303)
Net cash provided by financing activities	11,273	117,086

Effect of exchange rate changes on cash	431	223

Net change in cash	3,372	3,685
Cash at beginning of period	7,243	5,643

Cash at end of period	$10,615	$9,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$17,790	$12,561
Cash paid for interest	$12,500	$15,015

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007	2006

Net income	$16,717	$10,801	$47,864	$32,845
Other comprehensive income
Foreign currency translation adjustment	433	512	1,368	994

Total comprehensive income	$17,150	$11,313	$49,232	$33,839

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.  EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company has determined the impact of adopting EITF 06-10 will not be material to the Company’s results of operations or financial condition.

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at December 31, 2007 were $111,720 and $50,512, respectively.  Intangible assets cost and accumulated amortization at March 31, 2007 were $112,710 and $42,791, respectively.  Intangible assets consist of two major classes: (i) product rights and licenses, which

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at December 31, 2007 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at December 31, 2007 had a weighted-average life of 10.6 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2007 were $74,082 and $36,333, respectively, and at March 31, 2007 were $73,957 and $31,070, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at December 31, 2007 were $37,638 and $14,179, respectively, and at March 31, 2007 were $38,753 and $11,721, respectively.  Amortization expense for the three and nine months ended December 31, 2007 and 2006 was $2,518 and $7,721 and $2,269 and $6,243, respectively.  Amortization expense for the fiscal year ended March 31, 2008 and the succeeding five fiscal years by year is expected to be as follows: 2008: $10,279; 2009: $10,049; 2010: $9,799; 2011: $8,051; 2012: $6,502; and 2013: $6,321.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation for discontinued operations.

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

During the third quarter of fiscal 2008, the Company finalized the purchase price allocation for the Grand Prairie acquisition as a result of receiving the final appraisal of tangible and intangible assets and finalizing the deferred tax accounting.  Based on the revised allocation, an additional $1,532 was allocated to tangible assets; intangible assets and goodwill were reduced by $1,215 and $561, respectively; a deferred tax asset of $169 was established, and other liabilities were reduced by $75.

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

3.   FISCAL 2007 ACQUISITIONS (Continued)

The following unaudited pro forma information for the three and nine months ended December 31, 2006 has been prepared assuming these acquisitions had occurred on April 1, 2006. The pro forma information for the three and nine months ended December 31, 2006 is as follows: Net sales: $246,094 and $718,539; Income from continuing operations: $10,649 and $36,356; Income per share from continuing operations-basic: $0.65 and $2.25; and Income per share from continuing operations-diluted: $0.65 and $2.22.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2007, the Company sold the assets of Triumph Precision, Inc., a build to specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems Segment.  The effective date of the sale was July 1, 2007.  The Company recognized a pre-tax loss of $650 on the sale of the business, which included costs to sell of $150.  The Company has also decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services Segment that specializes in producing high quality hot gas path components for aero and land based gas turbines.  The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell.  The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment.  For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $2,748 and $9,383 for the three and nine months ended December 31, 2007 and $4,585 and $13,724 for the three and nine months ended December 31, 2006, respectively.  The loss from discontinued operations was $1,206 and $6,572, net of income tax benefit of $650 and $3,539 for the three and nine months ended December 31, 2007 and $929 and $2,623, net of income tax benefit of $500 and $1,412 for the three and nine months ended December 31, 2006, respectively.  Interest expense of $590 and $2,115 was allocated to discontinued operations for the three and nine months ended December 31, 2007, respectively, and interest expense of $693 and $2,060 was allocated to discontinued operations for the three and nine months ended December 31, 2006, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	DECEMBER 31, 2007	MARCH 31, 2007
Assets held for sale:
Accounts receivable, net	$7,184	$6,154
Inventories	10,804	11,585
Property, plant and equipment	5,711	10,798
Other	176	106
Total assets held for sale	$23,875	$28,643
Liabilities held for sale:
Accounts payable	$1,564	$1,832
Accrued expenses	460	2,610
Deferred tax liabilities and other	1,732	3,103
Total liabilities held for sale	$3,756	$7,545

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

5.  INVENTORIES

The components of inventories are as follows:

	DECEMBER 31,	MARCH 31,
	2007	2007

Raw materials	$32,259	$30,357
Manufactured and purchased components	123,029	100,512
Work-in-process	108,970	99,660
Finished goods	80,481	65,551
Total inventories	$344,739	$296,080

6.  LONG-TERM DEBT

In September 2006, the Company issued $201,250 of convertible senior subordinated notes due October 1, 2026 bearing interest at a fixed rate of 2.625% (“Convertible Notes”).  In January 2008, the Company delivered a notice to holders of its Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2007, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day.  Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the notes a put option through March 31, 2008.  Accordingly, the balance sheet classification of the notes will be short term for as long as the put option remains in effect.

On October 15, 2007, the Company amended its existing amended and restated credit agreement with its lenders to add a sublimit of $200,000 for foreign currency borrowings and amend and eliminate certain other terms and covenants.

Long-term debt consists of the following:

	DECEMBER 31,	MARCH 31,
	2007	2007

Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	112,400	100,800
Subordinated promissory notes	—	5,500
Other debt	8,638	8,633
	322,288	316,183
Less current portion	201,473	5,702
	$120,815	$310,481

7.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	(in thousands)		(in thousands)
	2007	2006	2007	2006

Weighted average common shares outstanding - basic	16,563	16,262	16,515	16,168
Net effect of dilutive stock options	283	197	278	185
Potential common shares - convertible debt	1,156	—	913	—
Weighted average common shares outstanding – diluted	18,002	16,459	17,706	16,353

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

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of December 31, 2007 and April 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets was $392 and $254, respectively.

As of December 31, 2007 and April 1, 2007, the Company was subject to examination in state jurisdictions for the fiscal years ended March 31, 2004 through March 31, 2006, none of which we believe is individually material.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2003.   The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of December 31, 2007 and April 1, 2007, the total amount of unrecognized tax benefits was $2,726 and $2,534, of which $2,474 and $2,181 would impact the effective tax rate, if recognized.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

9.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill from March 31, 2007 through December 31, 2007:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2007	$285,797	$54,133	$339,930
Purchase price adjustments	(1,055)	—	(1,055)
Purchase price allocation	(48)	(568)	(616)
Effect of exchange rate changes	503	—	503
Balance, December 31, 2007	$285,197	$53,565	$338,762

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

At December 31, 2007, the Aerospace Systems segment consisted of 33 operating locations, and the Aftermarket Services segment consisted of 17 operating locations.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements (continued)

(dollars in thousands, except per share data)

(Unaudited)

10.  SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006
Net sales:
Aerospace systems	$213,025	$187,846	$650,816	$538,939
Aftermarket services	62,728	50,459	181,095	140,941
Elimination of inter-segment sales	(654)	(549)	(2,036)	(2,319)
	$275,099	$237,756	$829,875	$677,561

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$26,095	$26,064	$87,559	$71,737
Aftermarket services	6,519	3,229	17,072	8,434
Corporate	(3,888)	(4,780)	(13,808)	(12,838)
	28,726	24,513	90,823	67,333
Interest expense and other	3,310	2,534	10,083	8,694
Charge for early extinguishment of debt	—	5,088	—	5,088
	$25,416	$16,891	$80,740	$53,551

Depreciation and amortization:
Aerospace systems	$7,423	$6,509	$22,034	$19,158
Aftermarket services	3,266	2,328	9,502	6,483
Corporate	64	57	197	168
	$10,753	$8,894	$31,733	$25,809

Capital expenditures:
Aerospace systems	$12,219	$10,431	$25,876	$25,229
Aftermarket services	4,339	3,344	11,670	14,247
Corporate	162	43	707	188
	$16,720	$13,818	$38,253	$39,664

	DECEMBER 31,	MARCH 31,
	2007	2007
Total Assets:
Aerospace systems	$905,166	$883,890
Aftermarket services	303,227	272,972
Corporate	42,272	43,653
Discontinued Operations	23,875	28,643
	$1,274,540	$1,229,158

During the three months ended December 31, 2007 and 2006, the Company had international sales of $57,194 and $52,784, respectively.  During the nine month period ended December 31, 2007 and 2006, the Company had international sales of $171,541 and $152,693, respectively.

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

Financial highlights for the third quarter of fiscal 2008 include:

•                  Net sales for the third quarter of fiscal 2008 increased 15.7% to $275.1 million

•                  Operating income in the third quarter of fiscal 2008 increased 17.2% to $28.7 million

•                  Net income for the third quarter of fiscal 2008 increased 54.8% to $16.7 million

•                  Backlog increased 14% over the third quarter of the prior year to $1.2 billion

For the quarter ended December 31, 2007, net sales totaled $275.1 million, a 15.7% increase from last year’s third quarter net sales of $237.8 million.  Income from continuing operations for the third quarter of fiscal 2008 increased 52.8% to $17.9 million, or $1.00 per diluted common share, versus $11.7 million, or $0.71 per diluted common share, for the third quarter of the prior year.  During the quarter, we generated $21.9 million of cash flow from operating activities.

RESULTS OF OPERATIONS

Quarter ended December 31, 2007 compared to quarter ended December 31, 2006

	Quarter Ended December 31,
	2007	2006
	(dollars in thousands)

Net Sales	$275,099	$237,756

Segment Operating Income	$32,614	$29,293
Corporate Expenses	(3,888)	(4,780)
Total Operating Income	28,726	24,513
Interest Expense and Other	3,310	2,534
Charge for early extinguishment of debt	—	5,088
Income Tax Expense	7,493	5,161
Income from continuing operations	$17,923	$11,730
Loss from discontinued operations, net	(1,206)	(929)
Net Income	$16,717	$10,801

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Net sales increased by $37.3 million, or 15.7%, to $275.1 million for the quarter ended December 31, 2007 from $237.8 million for the quarter ended December 31, 2006.  The acquisitions of the assets and businesses of Allied Aerospace Industries, Inc. and Grand Prairie Accessory Services, LLC, herein referred to as the “2007 Acquisitions,” contributed $7.5 million of the net sales increase.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $29.8 million, or 12.9%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic, the age of existing aircraft and enhanced capabilities.

Segment operating income increased by $3.3 million, or 11.3%, to $32.6 million for the quarter ended December 31, 2007 from $29.3 million for the quarter ended December 31, 2006.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved margins in the Aftermarket Services segment and the contribution of $0.5 million from the 2007 Acquisitions, partially offset by increased costs in litigation, research and development, payroll and healthcare, and amortization associated with the 2007 Acquisitions.

Corporate general and administrative expenses decreased by $0.9 million, or 18.7%, to $3.9 million for the quarter ended December 31, 2007 from $4.8 million for the quarter ended December 31, 2006, primarily due to decreased bonus accruals for the quarter ended December 31, 2007 and the non-recurrence of other expenses totaling $0.4 million which arose in the quarter ended December 31, 2006.

Interest expense and other increased by $0.8 million, or 30.6%, to $3.3 million for the quarter ended December 31, 2007 compared to $2.5 million for the prior year period.  This increase was due to higher average borrowings outstanding and amortization of debt issuance costs.

During the third quarter of fiscal 2007 we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Company’s outstanding Class A Senior Notes and Class B Senior Notes (collectively, the “Senior Notes”) on October 4, 2006, which included a “make-whole” premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

The effective income tax rate for the quarter ended December 31, 2007 was 29.0% compared to 30.1% for the quarter ended December 31, 2006.  The decrease in the tax rate was primarily due to final return to provision adjustments.  Additionally, both rates vary from the Federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the domestic production activities deduction.

Loss from discontinued operations before income taxes was $1.9 million for the quarter ended December 31, 2007, compared with a loss from discontinued operations before income taxes of $1.4 million for the quarter ended December 31, 2006.  The benefit for income taxes was $0.7 million for the quarter ended December 31, 2007 compared to a benefit of $0.5 million in the prior year period.

Business Segment Performance

The Aerospace Systems segment consists of the Company’s operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

Business Segment Performance – Three months ended December 31, 2007 compared to three months ended December 31, 2006

	Quarter Ended December 31,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
NET SALES
Aerospace Systems	$213,025	$187,846	13.4%	77.4%	79.0%
Aftermarket Services	62,728	50,459	24.3%	22.8%	21.2%
Elimination of inter-segment sales	(654)	(549)	(19.1)%	(0.2)%	(0.2)%
Total Net Sales	$275,099	$237,756	15.7%	100.0%	100.0%

	Quarter Ended December 31,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
OPERATING INCOME
Aerospace Systems	$26,095	$26,064	0.1%	12.2%	13.9%
Aftermarket Services	6,519	3,229	101.9%	10.4%	6.4%
Corporate	(3,888)	(4,780)	(18.7)%	n/a	n/a
Total Operating Income	$28,726	$24,513	17.2%	10.4%	10.3%

Aerospace Systems: The Aerospace Systems segment net sales increased by $25.2 million, or 13.4%, to $213.0 million for the quarter ended December 31, 2007 from $187.8 million for the quarter ended December 31, 2006. The increase was due to organic sales growth to our OEM customers driven by increased aircraft build rates.  Additionally, adding to the Aerospace Systems segment increase in sales was its expansion into new product lines to further serve customer needs.

Aerospace Systems segment operating income for the quarter ended December 31, 2007 was in line with operating income for the quarter ended December 31, 2006.  Margins attained on the increased sales volume mentioned above have been entirely offset by $3.2 million of increased litigation and additional increases in payroll costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $12.3 million, or 24.3%, to $62.7 million for the quarter ended December 31, 2007 from $50.5 million for the quarter ended December 31, 2006. This increase was due to the sales increase associated with the acquisition of the assets and business of Grand Prairie Accessory Services, LLC (now Triumph Accessory Services – Grand Prairie, Inc.), and an increase in same store sales of $4.2 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for repair and overhaul of auxiliary power units, thrust reversers and other aerostructures.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aftermarket Services segment operating income increased by $3.3 million, or 101.9%, to $6.5 million for the quarter ended December 31, 2007 from $3.2 million for the quarter ended December 31, 2006.  Operating income increased primarily due to margins attained on increased sales volume, improvements in our operating margins at our Thailand facility as a result of increased utilization and the contribution from the acquisition of Triumph Accessory Services – Grand Prairie, Inc. partially offset by increases in payroll and depreciation and amortization expenses.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

	Nine Months Ended December 31,
	2007	2006
	(dollars in thousands)

Net Sales	$829,875	$677,561

Segment Operating Income	$104,631	$80,171
Corporate Expenses	(13,808)	(12,838)
Total Operating Income	90,823	67,333
Interest Expense and Other	10,083	8,694
Charge for early extinguishment of debt	—	5,088
Income Tax Expense	26,304	18,083
Income from continuing operations	$54,436	$35,468
Loss from discontinued operations, net	(6,572)	(2,623)
Net Income	$47,864	$32,845

Net sales increased by $152.3 million, or 22.5%, to $829.9 million for the nine months ended December 31, 2007 from $677.6 million for the nine months ended December 31, 2006.  The 2007 Acquisitions contributed $36.7 million.  Excluding the effects of the 2007 Acquisitions, organic sales growth was $115.6 million, or 17.2%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $24.5 million, or 30.5%, to $104.6 million for the nine months ended December 31, 2007 from $80.2 million for the nine months ended December 31, 2006.  Operating income growth was a direct result of margins attained on increased sales volume as described above, and the contribution of $2.9 million from the 2007 Acquisitions, partially offset by increases in litigation costs, payroll, healthcare, and depreciation and amortization expenses associated with the 2007 Acquisitions.

Corporate expenses increased by $1.0 million, or 7.6%, to $13.8 million for the nine months ended December 31, 2007 from $12.8 million for the nine months ended December 31, 2006, primarily due to increased litigation, workers compensation and stock compensation costs, partially offset by an insurance reimbursement related to product liability claims.

Interest expense and other increased by $1.4 million, or 16.0%, to $10.1 million for the nine months ended December 31, 2007 compared to $8.7 million for the prior year period.  This increase was due to higher average borrowings outstanding and amortization of debt issuance costs, partially offset by lower interest on our convertible notes issued in September 2006 as compared to the previously outstanding Class A Senior Notes and Class B Senior Notes.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

During the third quarter of fiscal 2007 we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a “make-whole” premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

The effective tax rate was 32.2% for the nine months ended December 31, 2007 and 33.7% for the nine months ended December 31, 2006.  The decrease in the tax rate was primarily due to final return to provision adjustments.  Additionally, both rates vary from the Federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the domestic production activities deduction.

Loss from discontinued operations before income taxes was $10.1 million for the nine months ended December 31, 2007, which included an impairment of $4.0 million, compared with a loss from discontinued operations before income taxes of $4.0 million for the nine months ended December 31, 2006.  The benefit for income taxes was $3.5 million for the nine months ended December 31, 2007 compared to a benefit of $1.4 million in the nine months of the prior year.

Business Segment Performance – Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

	Nine Months Ended December 31,		%	% of Total Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)
NET SALES
Aerospace Systems	$650,816	$538,939	20.8%	78.4%	79.5%
Aftermarket Services	181,095	140,941	28.5%	21.8%	20.8%
Elimination of inter-segment sales	(2,036)	(2,319)	(12.2)%	(0.2)%	(0.3)%
Total Net Sales	$829,875	$677,561	22.5%	100.0%	100.0%

	Nine Months Ended December 31,		%	% of Segment Sales
	2007	2006	Change	2007	2006
	(dollars in thousands)

OPERATING INCOME
Aerospace Systems	$87,559	$71,737	22.1%	13.5%	13.3%
Aftermarket Services	17,072	8,434	102.4%	9.4%	6.0%
Corporate	(13,808)	(12,838)	(7.6)%	n/a	n/a
Total Operating Income	$90,823	$67,333	34.9%	10.9%	9.9%

Aerospace Systems: The Aerospace Systems segment net sales increased by $111.9 million, or 20.8%, to $650.8 million for the nine months ended December 31, 2007 from $538.9 million for the nine months ended December 31, 2006. The increase was primarily due to organic sales growth to our OEM customers of $99.9 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems – Newport News).

Aerospace Systems segment operating income increased by $15.8 million, or 22.1%, to $87.6 million for the nine months ended December 31, 2007 from $71.7 million for the nine months ended December 31, 2006.  Operating income increased primarily due to margins attained on increased sales volume, and the margins contributed from the Triumph Aerospace Systems – Newport News acquisition, partially offset by an increase of $5.8 million in litigation, and additional increases in payroll and healthcare costs.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aftermarket Services: The Aftermarket Services segment net sales increased by $40.2 million, or 28.5%, to $181.1 million for the nine months ended December 31, 2007 from $140.9 million for the nine months ended December 31, 2006. This increase was due to the sales increase associated with the acquisition of Triumph Accessory Services – Grand Prairie, Inc., and an increase in same store sales of $15.5 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income increased by $8.6 million, or 102.4%, to $17.1 million for the nine months ended December 31, 2007 from $8.4 million for the nine months ended December 31, 2006.  Operating income increased primarily due to margins attained on increased sales volume, improvements in our operating margins at our Thailand facility as a result of increased utilization and the contribution from the acquisition of Triumph Accessory Services – Grand Prairie, Inc. partially offset by increases in payroll, write-offs of bad debt and depreciation and amortization expenses.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the nine months ended December 31, 2007, we generated approximately $26.2 million of cash flows from operating activities, used approximately $34.5 million in investing activities and generated approximately $11.3 million in financing activities.

In September 2006, the Company issued $201.3 million of convertible senior subordinated notes due October 1, 2026 bearing interest at a fixed rate of 2.625% (“Convertible Notes”).  In January 2008, the Company delivered a notice to holders of its Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2007, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day.  Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the notes a put option through March 31, 2008.  Accordingly, the Company has classified these notes as short-term debt as of December 31, 2007.

As of December 31, 2007, $231.2 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2007, an aggregate amount of approximately $112.4 million was outstanding under the Credit Facility, $100.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 6.0% per annum, and $12.4 million of which was accruing interest at the overnight rate of 5.4% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

On October 15, 2007, the Company amended its Credit Facility with its lenders to add a sublimit of $200.0 million for foreign currency borrowings and amend and eliminate certain other terms and covenants.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004.  The Company has been producing the component parts for this LTSA at a loss for approximately one year which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company will be required to make four payments of $0.5 million each over the next two years, upon successful transition of the component parts by the customer to other vendors. The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. As of March 31, 2007 and December 31, 2007, the recorded loss reserve was $7.2 million and $4.1 million, respectively.  A payment of $0.5 million was made in October 2007.  If the transition is completed earlier than December 31, 2008, or the

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

quantity, price or cost of units delivered by the Company is different than anticipated under the settlement agreement, an adjustment to the recorded loss reserve may be required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we will monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

Capital expenditures were approximately $38.3 million for the nine months ended December 31, 2007, primarily for manufacturing machinery and equipment.  We funded these expenditures through borrowings under our Credit Facility.  We expect capital expenditures to be in the range of $55.0 million to $70.0 million for our fiscal year ending March 31, 2008.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$322,288	$201,473	$399	$112,732	$7,684
Debt-Interest (2)	3,456	2,750	198	508	—
Operating Leases	60,653	17,116	16,485	11,182	15,870
Purchase Obligations	317,048	270,419	45,341	1,250	38
Other Long Term Obligations (1) (3)	5	5	—	—	—
Total	$703,450	$491,763	$62,423	$125,672	$23,592

(1) Included in the Company’s balance sheet at December 31, 2007.

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

As of December 31, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007.  Defendants subsequently filed pretrial motions, including motions to dismiss, which remain pending.  While no trial date has been set, it is presently expected that trial will be held in the spring of 2008.  No charges have been brought against Triumph Actuation Systems or the Company, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers’ Fifth Amendment rights, discovery recommenced in late August 2007.  However, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion.  The case has been reassigned to a new judge, Chief Judge W. Swan Yerger, who has stayed further depositions of the defendant engineers pending the completion of the criminal trial.  In addition, the court must set a new discovery and trial schedule.

On January 24, 2008, Triumph Actuation Systems filed a Motion for Stay of Discovery Pending Review of Prior Rulings of Judge DeLaughter.  The motion requests a stay of discovery to reexamine Judge DeLaughter’s prior rulings based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters.  The motion asserts that Eaton brought Peters into the civil case against Triumph Actuation Systems, but did not disclose Peters’ involvement to the defendants.  It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Further information on the proceedings described above can be found in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 6.   Exhibits.

Exhibit 10.1	Fourth Amendment to Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, dated September 30, 2007, filed on November 2, 2007).

Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 1, 2008
Richard C. Ill, President & Chief Executive Officer
(Principal Executive Officer)

/s/ M. David Kornblatt	February 1, 2008
M. David Kornblatt, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 1, 2008
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)