Form 10-K
period 2008-03-31
TRIUMPH GROUP INC /
filed 2008-05-28
CIK 1021162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-12235

Triumph Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347963 (I.R.S. Employer Identification Number)
1550 Liberty Ridge Drive, Suite 100, Wayne, Pennsylvania 19087 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (610) 251-1000

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of September 30, 2007, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.3 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2007. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

          The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on April 30, 2008 was 16,522,874.

Documents Incorporated by Reference

          Portions of the following document are incorporated herein by reference:

          The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2008 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need. In addition to these factors and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive and cyclical factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight and international hostilities and terrorism. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.

General

        Triumph Group, Inc. ("Triumph" or the "Company") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as hydraulic, mechanical and electromechanical control systems, aircraft and engine accessories, structural components and assemblies, non-structural composite components, auxiliary power units, or APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and components, as well as commercial airlines and air cargo carriers.

Products and Services

        We offer a variety of products and services to the aerospace industry through two groups of operating businesses: (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

        Our Aerospace Systems Group consists of companies that service the full spectrum of aerospace customers, which include aerospace OEMs and the top-tier manufacturers who supply them and airlines, air cargo carriers, and domestic and foreign militaries. This group utilizes its capabilities to design, engineer and build complete mechanical, electromechanical and hydraulic systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace market. Customers typically return such systems to us for repairs and overhauls and spare parts. This group also includes companies performing complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies.

        The products that companies within this group design, engineer, build and repair include:

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

  •
  Complex composite structures

  •
  Composite floor panels, environmental control system ducting and non-structural composite flight deck and other interior components

  •
  Bonded components

        Our Aftermarket Services Group serves a diverse group of customers which includes airlines, air cargo carriers, domestic and foreign militaries and third-party repair and overhaul providers. This group operates one of the world's largest independent APU repair and overhaul business and endeavors to be the vendor of choice for airborne structures, airframe and main engine accessories and component repair and overhaul to our customers as they continue to consolidate vendors. We will also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, and Special Federal Aviation Regulation 36, or SFAR 36, proprietary repair procedures for the components we repair and overhaul. Companies in our aftermarket services group repair and overhaul various components for the aviation industry including:

  •
  APUs

  •
  Nacelles, thrust reversers and flight control surfaces

  •
  Engine accessories, including main engine fuel pumps

  •
  Constant speed drives, integrated drive generators and air-cycle machines

  •
  Cockpit instrumentation

  •
  Interior sidewalls, ceiling panels and overhead bins

  •
  Ground support equipment

        Certain financial information about our two segments can be found in Note 18 of "Notes to Consolidated Financial Statements."

Proprietary Rights

        We benefit from our proprietary rights relating to designs, engineering and manufacturing processes and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for the production of such specially designed products. We also hold two SFAR 36 certifications that permit us to develop proprietary repair procedures to be used in some repair and overhaul processes.

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

        In our overhaul and repair businesses, OEMs of equipment that we maintain for our customers increasingly include language in repair manuals that relate to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. There can be no assurance that OEMs will not try to enforce such claims including the possible use of legal proceedings. In the event of such legal proceedings, there can be no assurance that such actions against the Company will be unsuccessful. However, we believe that our use of manufacture and repair manuals is lawful.

Raw Materials and Replacement Parts

        We purchase raw materials, primarily consisting of extrusions, forgings, castings, aluminum and titanium sheets and shapes, from various vendors. We also purchase replacement parts which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our operations.

Operating Locations

        We conduct our business through operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at April 30, 2008:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AEROSPACE SYSTEMS GROUP

Construction Brevetees d'Alfortville	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	57

Triumph Actuation Systems— Clemmons(1) Triumph Actuation Systems— Freeport(1)	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	268

Triumph Actuation Systems— Connecticut	Triumph Actuation Systems—Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	147

Triumph Actuation Systems— Valencia(1)	Triumph Actuation Systems— Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	236

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA Huntsville, AL New Haven, CT	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, and instrumentation assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	144

Triumph Aerospace Systems—Seattle	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	43

Triumph Aerospace Systems— Wichita(1)	Triumph Aerospace Systems—Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	175

Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including environmental control system ducting, floor panels, aisle stands and glareshields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	577

Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	170

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Fabrications—Fort Worth(1)	Triumph Fabrication—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	170

Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	382

Triumph Fabrications—Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	153

Triumph Fabrications— San Diego(1) Triumph Fabrications— Phoenix	Triumph Fabrications—San Diego, Inc. Triumph Engineered Solutions, Inc.	El Cajon, CA Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	218

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	442

Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	33

Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	105

Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	152

Triumph Structures—Long Island	Triumph Structures—Long Island, LLC (formerly B. & R. Machine & Tool Corp.)	Westbury, NY	Manufactures high quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	124

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Structures— Los Angeles	Triumph Structures— Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	342

Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	186

Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	179

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AFTERMARKET SERVICES GROUP

Triumph Accessory Services—Wellington(1)(2)	The Triumph Group Operations, Inc.	Wellington, KS Milwaukee, WI	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	129

Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and air frame accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	97

Triumph Air Repair(1)(2)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories.	Commercial, General Aviation and Military Aftermarket.	214

Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	133

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	113

Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ Chandler, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	182

Triumph Instruments—Burbank(1)	Triumph Instruments—Burbank, Inc.	Burbank, CA	Repairs and overhauls aircraft instrumentation, power systems and avionics. Distributes and repairs aircraft smoke detectors and industrial instrumentation.	Commercial, General Aviation and Military Aftermarket.	58

Triumph Instruments—Ft. Lauderdale(1) Triumph Instruments— Austin(1)	Triumph Instruments, Inc.	Ft. Lauderdale, FL Austin, TX	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Commercial, General Aviation and Military Aftermarket.	68

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Interiors	Triumph Interiors, LLC Triumph Interiors Limited	Oakdale, PA(1) Grand Prairie, TX(1) Shannon, Ireland(1)	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of PMA interior lighting and plastic components.	Commercial Aftermarket.	132

Triumph Logistics— Phoenix Triumph Logistics—U.K.	The Triumph Group Operations, Inc. Triumph Logistics (UK) Ltd.	Phoenix, AZ Basingstoke, England	Provides distribution, exchange and lease programs for auxiliary power units (APUs), APU components and components supported by Triumph Group Companies.	Commercial, General Aviation and Military Aftermarket.	45

Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	31

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

DISCONTINUED OPERATIONS

Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	101

(1)
Designates FAA-certified repair station.

(2)
Designates SFAR 36 certification.

Sales, Marketing and Engineering

        While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and bundled repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer's changing needs and current trends in each market/geographic region in which we operate.

        All three of these marketing organizations operate as the front-end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own engineering and technical support, pricing, manufacturing and product support. Also, within the Aerospace Systems Group, we have created a group engineering function to provide integrated solutions to meet our customer needs by designing systems that integrate the capabilities of our companies.

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed fee basis. We generally sell to our other customers on a fixed fee, negotiated contract or purchase order basis.

Backlog

        We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. In tracking and reporting our backlog, however, we only include amounts for which we have actual purchase orders with firm delivery dates or contract requirements generally within the next 24 months, which primarily relates to sales to our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements for which we do not have actual purchase orders with firm delivery dates.

        As of March 31, 2008, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,278 million, of which $1,246 million and $32 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2007, our continuing operations had outstanding purchase orders representing an aggregated invoice price of approximately $1,127 million, of which $1,093 million and $34 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $1,278 million, approximately $426 million will not be shipped by March 31, 2009.

        For the year ended March 31, 2008, the Boeing Company, or Boeing, represented approximately 22.5% of the net sales. A significant reduction in sales to Boeing could have material adverse impact on our financial position, results of operations, and cash flows.

United States and International Operations

        Our revenues from our continuing operations to customers in the United States for fiscal years 2008, 2007 and 2006 were approximately $914 million, $735 million and $581 million, respectively. Our revenues from our continuing operations to customers in all other countries for fiscal years 2008, 2007 and 2006 were approximately $237 million, $202 million and $168 million, respectively.

        As of March 31, 2008, 2007 and 2006, our long-lived assets for our continuing operations located in the United States were approximately $775 million, $687 million and $551 million, respectively. As of March 31, 2008, 2007 and 2006, our long-lived assets for our continuing operations located in all other countries were approximately $25 million, $23 million and $11 million, respectively.

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

        Participants in the aerospace industry compete primarily on the basis of breadth of technical capabilities, quality, turnaround time, capacity and price.

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

        Generally, the FAA only grants licenses for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. In order to obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to each particular aircraft component in order to obtain a license with respect to that component, the application process may involve substantial cost.

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

        Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

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

        Certain of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc. ("IKON") in connection with the acquisition by us of these facilities in 1993 from IKON. One of these facilities is located on a site included in the EPA's database of potential Superfund sites. IKON's indemnification covers us for losses we might suffer in connection with liabilities and obligations arising under environmental, health and safety laws with respect to operations or use of those facilities prior to their acquisition by us. Some other facilities acquired and operated by us or one of our subsidiaries, including a leased facility located on an EPA National Priorities List site, were under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2008, for our continuing operations we employed 5,572 persons, of whom 549 were management employees, 121 were sales and marketing personnel, 567 were technical personnel, 769 were administrative personnel and 3,566 were production workers. As of March 31, 2008, for our discontinued operations we employed 101 persons, of whom 4 were management employees, 10 were technical personnel, 18 were administrative personnel and 69 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 752 full-time employees. Currently, approximately 13.5% of our permanent employees are represented by labor unions and approximately 21.9% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Research and Development Expense

        Certain information about our research and development expenses for the fiscal years ended March 31, 2008, 2007 and 2006 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	65	President and Chief Executive Officer
M. David Kornblatt	48	Senior Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	54	Vice President, General Counsel and Secretary
Kevin E. Kindig	51	Vice President and Controller

        Richard C. Ill has been our President and Chief Executive Officer and a director since 1993. Mr. Ill is a director of P.H. Glatfelter Company, Airgas Inc. and Baker Industries and a member of the advisory board of Outward Bound, USA.

        M. David Kornblatt has been Senior Vice President and Chief Financial Officer since June 2007. From 2006 until joining us, Mr. Kornblatt served as Senior Vice President—Finance and Chief Financial Officer at Carpenter Technology Corporation, a manufacturer and distributor of specialty alloys and various engineered products. From 2003 to 2005, he was Vice President and Chief Financial Officer at York International, prior to its acquisition by Johnson Controls in December 2005. Before that, Mr. Kornblatt was the Director of Taxes-Europe for The Gillette Company in London, England for three years. Mr. Kornblatt is a director of Universal Stainless & Alloy Products, Inc.

        John B. Wright, II has been a Vice President and our General Counsel and Secretary since 2004. From 2001 until he joined us, Mr. Wright was a partner with the law firm of Ballard Spahr Andrews & Ingersoll, LLP, where he practiced corporate and securities law.

        Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

Available Information

        For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2008. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations. The financial condition of our airline customers has deteriorated and thereby introduced credit risk with some of our significant airline customers, as well as introducing negative implications for their ability to fund the acquisition of new aircraft for their fleet. In addition, the recent rise in energy costs has significantly increased the price of fuel to the airlines resulting in additional pressure on operating costs. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

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

        A significant decline in business with a key customer could have a material adverse effect on us.    For the year ended March 31, 2008, The Boeing Company, or Boeing, represented approximately 22.5% of net sales. Accordingly, a significant reduction in purchases by this customer could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

        Demand for our military and defense products is dependent upon government spending.    Approximately 33% of our sales for fiscal year 2008 were derived from the military and defense market, which includes both direct and indirect sales to the U.S. Government. The military and defense market is largely dependent upon government budgets, particularly the U.S. defense budget, and even an increase in defense spending may not be allocated to programs that would benefit our business. Moreover, the new military aircraft programs in which we participate may not enter full-scale production as expected. A change in the levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market depending upon the programs affected.

        Some contractual arrangements with our customers may cause us to bear significant up-front costs that we may not be able to recover.    Many new aircraft programs require that major suppliers bear the cost of design, development and engineering work associated with the development of the aircraft usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing's 787 and Airbus' A380 are examples of two new aircraft programs in which we are competing in a product development process in order to obtain eventual long term production agreements. If the aircraft fails to reach the full production stage or we fail to win the long-term contract, the outlays we have made in research and development and other start-up costs may not produce the anticipated return on investment.

        We may not realize our anticipated return on capital commitments made to expand our capabilities.    We continually make significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, our returns on these capital expenditures may not be as expected.

        Our expansion into international markets may increase credit, currency and other risks.    As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with the completion of our Thailand facility and as we pursue customers in other parts of the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

  •
  difficulty in enforcing agreements in some legal systems outside the United States;

  •
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

  •
  unexpected adverse changes in the laws or regulatory requirements outside the U.S., including those with respect to environmental protection, export duties and quotas;

  •
  difficulty with staffing and managing widespread operations; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the countries in which we operate.

        We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.    A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional companies and product lines engaged in the aerospace industry. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, availability under our credit facility and by particular restrictions contained in our credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us, particularly in light of the current instability in the credit markets.

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

        Any exposure to environmental liabilities may adversely affect us.    Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Some of our facilities have been or are currently the subject of environmental remediation activities, the cost of which is subject to indemnification provided by IKON Office Solutions, Inc., or IKON. The IKON indemnification covers the cost of liabilities that arise from environmental conditions or activities existing at facilities prior to our acquisition from IKON in July 1993, including the costs and claims associated with the environmental remediation activities and liabilities discussed above. Some other facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote waste disposal sites. We are often indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we might otherwise incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

        We are currently involved in intellectual property litigation, which could have a material and adverse impact on our profitability, and we could become so involved again in the future.    We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant, as in the case of the litigation arising out of the claims of Eaton Corporation discussed in "Item 3. Legal Proceedings." The expense and time associated with such litigation may have a material and adverse impact on our profitability. In addition, in our overhaul and repair businesses, OEMs of equipment that we maintain for our customers increasingly include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 11,691 square feet of space. In addition, as of May 15, 2008, we owned or leased the following operating facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	217,348	Owned
Chandler, AZ	Manufacturing facility/office	34,263	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,390	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Valencia, CA	Manufacturing facility/office	86,970	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bethel, CT	Office	1,650	Leased
Bloomfield, CT	Manufacturing facility/office	29,825	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
New Haven, CT	Engineering/manufacturing	2,400	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Shelbyville, IN	Manufacturing facility/office	193,905	Owned
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Wichita, KS	Manufacturing facility/office	130,275	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering Office	5,000	Leased
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace Metal Processing	12,500	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned

TRIUMPH AEROSPACE SYSTEMS GROUP (continued)
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/Manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,404	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,728	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	24,796	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA	Instrument shop/warehouse/office	23,000	Leased
Basingstoke, England	Repair and overhaul/office	3,350	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Shannon, Ireland	Production/warehouse/office	13,000	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Dallas, TX	Production/office	28,602	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
Milwaukee, WI	Office	2,600	Leased
DISCONTINUED OPERATIONS
Chandler, AZ	Casting facility/office	31,000	Leased

        We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.    Legal Proceedings

        On July 9, 2004, Eaton Corporation and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC (now named Triumph Actuation Systems, LLC), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law. In particular, the complaint alleged the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation. Triumph Actuation Systems and the individual defendants filed separate responses to Eaton's claims. Triumph Actuation Systems filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina's Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. We and defendant Jeff Frisby, President of Triumph Actuation Systems at the time the engineer defendants were hired, moved to dismiss the complaint for lack of personal jurisdiction.

        The above allegations also relate to alleged conduct that has been the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi. On January 22, 2004, a search warrant was executed on the offices of Triumph Actuation Systems in connection with this investigation. Triumph Actuation Systems cooperated with the investigation. On December 20, 2006, five engineers of Triumph Actuation Systems who are former employees of Eaton Aerospace, LLC, were indicted by a grand jury sitting in the Southern District of Mississippi on five counts of trade secret misappropriation, conspiracy to misappropriate trade secrets, and mail and wire fraud. On June 15, 2007, all counts other than part of one count were dismissed by the court, leaving a charge of conspiracy to misappropriate trade secrets.

        On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007. The defendant engineers subsequently filed pretrial motions, including motions to dismiss. On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government has filed an appeal of this dismissal with the United States Court of Appeals for the Fifth Circuit. The trial date of June 16, 2008 will be continued while the appeal is pending. No charges have been brought against Triumph Actuation Systems or us, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

        In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers' Fifth Amendment rights, discovery recommenced in late August 2007. However, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion. The case has been reassigned to a new judge, Chief Judge W. Swan Yerger.

        On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter's prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench. Judge DeLaughter has since been suspended from the bench. Triumph Actuation Systems has also filed other motions relating to this alleged inappropriate relationship, including a motion for sanctions. Judge Yerger has ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter's rulings in the case from the time Mr. Peters became involved. In the meantime, all other proceedings in the case have been stayed. No trial date has been set. It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton's complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

        In the ordinary course of our business, we are also involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that we deem to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While we cannot predict the outcome of any pending or future litigation or proceeding, we do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations, although no assurances can be given to that effect.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2007
1st Quarter	$54.90	$43.83
2nd Quarter	50.85	40.60
3rd Quarter	55.03	40.98
4th Quarter	57.45	51.61
Fiscal 2008
1st Quarter	$69.63	$54.49
2nd Quarter	85.14	65.72
3rd Quarter	86.38	71.84
4th Quarter	82.71	48.25

        On May 15, 2008, the reported closing price for our Common Stock was $68.94. As of May 15, 2008, there were approximately 78 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 13,000 persons.

Dividend Policy

        During fiscal 2008 and 2007, we paid cash dividends of $0.16 per share and $0.12 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our board of directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment.

Repurchases of Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
February 1-29, 2008	220,000	$56.10	499,200	500,800

Equity Compensation Plan Information

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be held on July 24, 2008, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Performance Graph

        The following graph compares the cumulative 5-year total return provided shareholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2003 and its relative performance is tracked through 3/31/2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

*
$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ended March 31.

	3/03	3/04	3/05	3/06	3/07	3/08
Triumph Group, Inc.	100.00	147.22	173.45	197.15	247.09	254.79
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
S&P Aerospace & Defense	100.00	141.37	177.87	219.14	254.32	267.32

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Years Ended March 31,
	2008(1)(2)(3)	2007(2)(3)(4)	2006(3)	2005(3)(5)	2004(3)(6)
	(in thousands, except per share data)
Operating Data:
Net sales	$1,151,090	$937,327	$749,368	$676,557	$602,868
Cost of products sold,	822,288	671,838	549,307	504,752	449,486

	328,802	265,489	200,061	171,805	153,382
Selling, general and administrative expense	159,262	135,887	108,063	105,382	88,812
Depreciation and amortization	43,215	35,703	30,827	29,500	28,054

Operating income	126,325	93,899	61,171	36,923	36,516
Interest expense and other	13,422	11,706	10,304	11,259	11,780
Charge for early extinguishment of debt	—	5,088	—	—	—

Income from continuing operations, before income taxes	112,903	77,105	50,867	25,664	24,736
Income tax expense	37,161	26,129	11,608	6,437	5,108

Income from continuing operations	75,742	50,976	39,259	19,227	19,628
Loss from discontinued operations	(8,468)	(3,905)	(4,744)	(7,799)	(1,406)

Net income	$67,274	$47,071	$34,515	$11,428	$18,222

Earnings per share:
Income from continuing operations:
Basic	$4.59	$3.14	$2.47	$1.21	$1.24
Diluted	$4.32	$3.11	$2.45	$1.20	$1.23
Cash dividends declared per share	$0.16	$0.12	—	—	—
Shares used in computing earnings per share:
Basic	16,497	16,220	15,920	15,877	15,842
Diluted	17,540	16,413	16,060	15,971	15,918

	As of March 31,
	2008(1)(2)(3)	2007(2)(3)(4)	2006(3)	2005(3)(5)	2004(3)(6)
	(in thousands)
Balance Sheet Data:
Working capital	$404,180	$317,451	$256,480	$222,280	$260,269
Total assets	1,414,835	1,219,887	977,253	937,715	935,541
Long-term debt, including current portion	419,813	316,183	161,417	157,782	225,847
Total stockholders' equity	$692,729	$627,363	$563,703	$526,663	$514,314

(1)
Includes the acquisition of the assets and business of B. & R. Machine & Tool Corp. from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(2)
Fiscal years 2008 and 2007 include stock-based compensation pre-tax charges of $2.8 million and $2.5 million, respectively, related to the adoption of SFAS No. 123R as of April 1, 2006.

(3)
During 2008, the Company sold the assets of Triumph Precision, Inc. and also decided to sell Triumph Precision Castings Co. These businesses have been classified as discontinued operations in 2008 and, accordingly, the results for fiscal years prior to 2008 have also been reclassified to conform with the 2008 presentation. See Note 4 to the Consolidated Financial Statements.

(4)
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

(6)
Includes the acquisitions of Parker Hannifin's United Aircraft Products Division and Rolls-Royce Gear Systems, Inc. from the date of each respective acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

OVERVIEW

        We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, whose companies design, engineer, manufacture and sell a wide range of proprietary and build-to-print components, assemblies and systems for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

        Financial highlights for the fiscal year ended March 31, 2008 include:

  •
  Net sales for fiscal 2008 increased 23% to $1.2 billion

  •
  Operating income in fiscal 2008 increased 35% to $126.3 million

  •
  Net income for fiscal 2008 increased 43% to $67.3 million

  •
  Backlog increased 13% over prior year to $1.3 billion

        For the fiscal year ended March 31, 2008, net sales totaled $1.2 billion, a 23% increase from fiscal year 2007 net sales of $0.9 billion. Net income for fiscal year 2008 increased 43% to $67.3 million, or $3.84 per diluted common share, versus $47.1 million, or $2.87 per diluted common share, for fiscal year 2007.

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2008, we generated approximately $51.1 million of cash flows from operating activities, used approximately $125.2 million in investing activities and generated approximately $79.8 million in financing activities.

        We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic growth remained strong in fiscal 2008 through the addition of products and services, the expansion of our operating capacity and marketing our complete portfolio of capabilities, while benefiting from the continued strength in the aerospace markets generally. Our core revenue growth in fiscal 2008 as compared to fiscal 2007 excluding the impact of acquisitions was 19%. Our company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth. In February 2008, the Company acquired the assets and business of B. & R. Machine & Tool Corp. ("B & R") through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures—Long Island, LLC. Triumph Structures—Long Island, LLC provides aircraft structural components and dynamic parts and assemblies for commercial and military aerospace programs. The results for Triumph Structures—Long Island, LLC are included in the Company's Aerospace Systems Segment.

OUTLOOK

        Based upon the assumptions about our market set forth below, and subject to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, we expect net sales for the fiscal year ending March 31, 2009 to be in the range of $1.25 billion to $1.35 billion, and earnings per share for fiscal 2009 to be between $4.85 and $5.05. The fiscal 2009 outlook assumes, among other factors, a full-year effective tax rate of 35.0%, which reflects the fact that the research and development tax credit expired on December 31, 2007. The 2009 outlook for earnings per share is based on a fully diluted share count of 18 million shares.

Our fiscal 2009 outlook is based on the following market assumptions:

  •
  We expect the commercial jet aircraft market and the airline industry to remain extremely competitive. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share, and traditional airlines continue to improve their competitive position by lowering their cost structure through merger, bankruptcy and restructuring. Some of the airline restructurings have led to increased outsourcing opportunities, benefiting our Aftermarket Services segment.

  •
  The financial health of the commercial airline industry has a direct effect on our commercial aircraft programs. While near-term challenges include high fuel prices and continuing turmoil in global credit markets, airlines are responding by focusing on controlling non-fuel related expenses and implementing operational efficiencies. Based upon currently available market forecasts, we expect aircraft seat miles, a key indicator of airline health, to remain steady at 4% to 5% annual growth in calendar 2008 and continue at these levels through calendar 2012, positively affecting our business. The airlines' ability to implement fare increases to partially offset the high cost of fuel should also help to stabilize the financial position of the airlines.

  •
  Air cargo continues to exhibit strong growth and financial stability, a key market segment for Triumph given our product penetration with these carriers. We expect the continued growth in air freight will benefit us and the industry.

  •
  Deliveries of Boeing and Airbus large commercial aircraft are expected to be higher in calendar 2008 compared to calendar 2007. Boeing and Airbus reported actual deliveries for calendar 2007 of 894 aircraft. Their deliveries for calendar 2008 are expected to increase by approximately 6%, to about 950 aircraft. We expect our direct and indirect sales to Boeing and Airbus will benefit from such increases.

  •
  Total regional and business aircraft production is expected to increase in fiscal 2009 compared to fiscal 2008, as deliveries of business jets are expected to significantly increase with the production of various models of very light jets. In the regional aircraft market we expect to see growth driven by the 80-100 seat jet and 40-60 seat turboprop segments, slightly offset by continued weakness in the 40-60 seat jet products.

  •
  The major trends that shape the current military/defense environment include a growing U.S. Government defense budget and rapid expansion of information and communication technologies. Although under pressure, the U.S. defense budget remains strong and focused on transformation. With this continued pressure on the budget, we believe the U.S. Department of Defense will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike capability, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs.

  •
  Military sales (OEM and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to grow in the single digit range for calendar 2008 compared to calendar 2007.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

	Year Ended March 31,
	2008	2007
	(in thousands)
Net Sales	$1,151,090	$937,327

Segment Operating Income	148,292	113,251
Corporate General and Administrative Expenses	(21,967)	(19,352)

Total Operating Income	126,325	93,899
Interest Expense and Other	13,422	11,706
Charge for early extinguishment of debt	—	5,088
Income Tax Expense	37,161	26,129

Income from Continuing Operations	75,742	50,976
Loss from Discontinued Operations, net	(8,468)	(3,905)

Net Income	$67,274	$47,071

        Net sales increased by $213.8 million, or 22.8%, to $1.2 billion for the fiscal year ended March 31, 2008 from $937.3 million for the fiscal year ended March 31, 2007. The acquisitions of the assets and businesses of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) and Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), which were completed during the fiscal year ended March 31, 2007, and the acquisition of the assets and business of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island) together contributed $39.3 million. Excluding the effects of these acquisitions, organic sales growth was $174.5 million, or 19.0%.

        The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

        Segment operating income increased by $35.0 million, or 30.9%, to $148.3 million for the fiscal year ended March 31, 2008 from $113.3 million for the fiscal year ended March 31, 2007. Operating income growth was a direct result of margins attained on increased sales volume as described above, and the contribution of $2.3 million from the above-mentioned acquisitions, partially offset by increases in litigation costs, payroll, incentive compensation, healthcare, and depreciation and amortization expenses associated with our acquisitions.

        Corporate expenses increased by $2.6 million, or 13.5%, to $22.0 million for the fiscal year ended March 31, 2008 from $19.4 million for the fiscal year ended March 31, 2007, primarily due to increased litigation costs, workers compensation and stock compensation costs, partially offset by an insurance reimbursement related to product liability claims.

        Interest expense and other increased by $1.7 million, or 14.7%, to $13.4 million for the fiscal year ended March 31, 2008 compared to $11.7 million for the prior year period. This increase was due to higher average borrowings outstanding and amortization of debt issuance costs, partially offset by lower interest on our convertible notes issued in September 2006 as compared to the previously outstanding Class A Senior Notes and Class B Senior Notes (collectively, the "Senior Notes").

        During the third quarter of fiscal 2007 we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a "make-whole" premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

        The effective tax rate was 32.9% for the fiscal year ended March 31, 2008 and 33.9% for the fiscal year ended March 31, 2007. The decrease in the tax rate was primarily due to final return to provision adjustments. Additionally, both rates vary from the Federal statutory tax rate of 35% primarily due to benefits realized from the research and development tax credit and the domestic production activities deduction.

        Loss from discontinued operations before income taxes was $13.0 million for the fiscal year ended March 31, 2008, which included an impairment of $4.0 million, compared with a loss from discontinued operations before income taxes of $6.0 million for the fiscal year ended March 31, 2007. The benefit for income taxes was $4.6 million for the fiscal year ended March 31, 2008 compared to a benefit of $2.1 million for the prior year.

Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

	Year Ended March 31,
	2007	2006
	(in thousands)
Net Sales	$937,327	$749,368

Segment Operating Income	113,251	75,678
Corporate General and Administrative Expenses	(19,352)	(14,507)

Total Operating Income	93,899	61,171
Interest Expense and Other	11,706	10,304
Charge for early extinguishment of debt	5,088	—
Income Tax Expense	26,129	11,608

Income from Continuing Operations	50,976	39,259
Loss from Discontinued Operations, net	(3,905)	(4,744)

Net Income	$47,071	$34,515

        Net sales increased by $188.0 million, or 25.1%, to $937.3 million for the fiscal year ended March 31, 2007 from $749.4 million for the fiscal year ended March 31, 2006. The acquisitions of the assets and businesses of Excel Manufacturing, Inc. (now Triumph Structures—Wichita), Air Excellence International, Inc. and its affiliates (now Triumph Interiors), Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) and Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), herein referred to collectively as the "2007 Acquisitions," contributed $75.7 million of the net sales increase. Excluding the effects of the 2007 Acquisitions, organic sales growth was $112.3 million, or 15.0%.

        The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

        Segment operating income increased by $37.6 million, or 49.6%, to $113.3 million for the year ended March 31, 2007 from $75.7 million for the year ended March 31, 2006. Operating income growth was a direct result of margins attained on increased sales volume as described above and the contribution of $22.3 million from the 2007 Acquisitions, partially offset by increases in payroll, healthcare, litigation costs and costs associated with the startup of our new Thailand maintenance and repair facility.

        Corporate general and administrative expenses increased by $4.8 million, or 33.4%, to $19.4 million for the year ended March 31, 2007 from $14.5 million for the year ended March 31, 2006, primarily due to recognition of stock-based compensation, increased bonus accruals and a settlement of a $1.1 million claim.

        Interest expense and other increased by $1.4 million, or 13.6%, to $11.7 million for the year ended March 31, 2007 from $10.3 million for the year ended March 31, 2006. This increase was due to higher average borrowings outstanding used to fund the 2007 Acquisitions and our capital expenditures, partially offset by lower interest on our new convertible notes issued on September 18, 2006 as compared to the Senior Notes.

        During fiscal 2007, we recorded a charge for early extinguishment of debt totaling $5.1 million related to the prepayment of the Senior Notes on October 4, 2006, which included a "make whole" premium of approximately $4.4 million and the write-off of unamortized debt issuance costs related to the Senior Notes of $0.7 million.

        The effective income tax rates of 33.9% and 22.8% for the year ended March 31, 2007 and 2006, respectively, vary from the Federal statutory tax rate of 35% primarily due to tax benefits realized from export sales and domestic production activities and from the research and development tax credit. Additionally, fiscal 2006 included a $2.0 million reduction of income tax resulting from adjusting the income tax rate at which reversals of temporary differences were taxed and a $2.2 million reduction of income tax expense related to the completion of income tax audits.

Business Segment Performance

        We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group; and (ii) Triumph Aftermarket Services Group. Our Aerospace Systems segment includes 34 operating locations, and the Aftermarket Services segment includes 17 operating locations at March 31, 2008.

        The Aerospace Systems segment consists of the Company's operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

        The Aftermarket Services segment consists of the Company's operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services segment's operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The Aftermarket Services segment's operations also perform repair and overhaul services and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

Business Segment Performance—Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

	Year Ended March 31,			% of Total Sales
			% Change
	2008	2007		2008	2007
	(in thousands)
NET SALES
Aerospace Systems	$907,376	$743,742	22.0%	78.8%	79.3%
Aftermarket Services	246,609	196,526	25.5%	21.4%	21.0%
Elimination of inter-segment sales	(2,895)	(2,941)	(1.6)%	(.2)%	(0.3)%

Total Net Sales	$1,151,090	$937,327	22.8%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2008	2007		2008	2007
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$124,812	$101,867	22.5%	13.8%	13.7%
Aftermarket Services	23,480	11,384	106.3%	9.5%	5.8%
Corporate	(21,967)	(19,352)	(13.5)%	n/a	n/a

Total Segment Operating Income	$126,325	$93,899	34.5%	11.0%	10.0%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $163.6 million, or 22.0%, to $907.4 million for the fiscal year ended March 31, 2008 from $743.7 million for the fiscal year ended March 31, 2007. The increase was primarily due to organic sales growth to our OEM customers of $150.5 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News).

        Aerospace Systems segment operating income increased by $22.9 million, or 22.5%, to $124.8 million for the fiscal year ended March 31, 2008 from $101.9 million for the fiscal year ended March 31, 2007. Operating income increased primarily due to margins attained on increased sales volume, partially offset by an increase of $3.7 million in litigation expenses, net of insurance reimbursements, and additional increases in payroll, incentive compensation, and healthcare costs.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $50.1 million, or 25.5%, to $246.6 million for the fiscal year ended March 31, 2008 from $196.5 million for the fiscal year ended March 31, 2007. This increase was due to the sales increase associated with the acquisition of Triumph Accessory Services—Grand Prairie, Inc., and an increase in same store sales of $23.9 million due to new customers and products, growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for repair and overhaul of auxiliary power units and the brokering of similar units.

        Aftermarket Services segment operating income increased by $12.1 million, or 106.3%, to $23.5 million for the fiscal year ended March 31, 2008 from $11.4 million for the fiscal year ended March 31, 2007. Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Accessory Services—Grand Prairie, Inc. partially offset by increases in incentive compensation, write-offs of bad debt and depreciation and amortization expenses.

Business Segment Performance—Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

	Year Ended March 31,			% of Total Sales
			% Change
	2007	2006		2007	2006
	(in thousands)
NET SALES
Aerospace Systems	$743,742	$593,759	25.3%	79.3%	79.2%
Aftermarket Services	196,526	159,198	23.4%	21.0%	21.2%
Elimination of inter-segment sales	(2,941)	(3,589)	(18.1)%	(.3)%	(0.4)%

Total Net Sales	$937,327	$749,368	25.1%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2007	2006		2007	2006
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$101,867	$67,122	51.8%	13.7%	11.3%
Aftermarket Services	11,384	8,556	33.1%	5.8%	5.4%
Corporate	(19,352)	(14,507)	33.4%	n/a	n/a

Total Segment Operating Income	$93,899	$61,171	53.5%	10.0%	8.2%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $150.0 million, or 25.3%, to $743.7 million for the year ended March 31, 2007 from $593.8 million for the year ended March 31, 2006. The increase was primarily due to increased sales to our OEM customers of $94.2 million driven by increased aircraft build rates and the net sales contributed from the acquisition of the assets and business of Excel Manufacturing, Inc. (now Triumph Structures-Wichita) and Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) of $55.8 million.

        Aerospace Systems segment operating income increased by $34.7 million, or 51.8%, to $101.9 million for the year ended March 31, 2007 from $67.1 million for the year ended March 31, 2006. Operating income increased primarily due to margins attained on increased sales volume and the margins contributed from the Triumph Structures—Wichita and Triumph Aerospace Systems—Newport News acquisitions of $19.7 million, partially offset by increases in payroll, research and development costs, litigation costs and healthcare costs.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $37.3 million, or 23.4%, to $196.5 million for the year ended March 31, 2007 from $159.2 million for the year ended March 31, 2006. This increase was primarily due to organic growth of $17.4 million which was principally associated with global air traffic growth, resulting in increased demand for our repair and overhaul services and $19.9 million of net sales contributed from the acquisition of the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors) and Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie).

        Aftermarket Services segment operating income increased by $2.8 million, or 33.1%, to $11.4 million for the year ended March 31, 2007 from $8.6 million for the year ended March 31, 2006. Operating income increased primarily due to margins attained on increased sales volume and the contribution from the acquisition of Triumph Interiors and Triumph Accessory Services—Grand Prairie of $2.6 million partially offset by increases in payroll, costs associated with the startup of our new Thailand maintenance and repair facility and a charge related to a change in our method of recognizing revenue for the power by the hour contracts.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the year ended March 31, 2008, we generated approximately $51.1 million of cash flows from operating activities, used approximately $125.2 million in investing activities and generated approximately $79.8 million in financing activities.

        In February 2008, the Company acquired the assets and business of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island), located in Westbury, New York. The total cash paid at closing for the acquisition of $67.0 million was funded by borrowings under the Company's revolving credit facility. Included in the purchase agreement is an earnout note for $13.0 million. Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2009, 2010 and 2011, respectively, are $3.5 million, $4.5 million and $5.0 million, respectively.

        In April 2006, the Company acquired the assets and business of Excel Manufacturing, Inc. (now Triumph Structures—Wichita), located in Wichita, Kansas. In April 2006, the Company also acquired the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors) which is headquartered in Pittsburgh, Pennsylvania, and operates two other strategically located facilities: Dallas, Texas, and Shannon, Ireland. In November 2006, the Company acquired Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) located in Newport News, Virginia. In January 2007, the Company acquired Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), located in Grand Prairie, Texas. The total cash paid at closing for these acquisitions of approximately $136.8 million was funded by borrowings under the Company's revolving credit facility.

        During February 2008, the Company exercised existing authority to make stock repurchases and repurchased 220,000 shares of its outstanding shares under the program for an aggregate consideration of $12.3 million, funded by borrowings under the Company's existing amended and restated credit agreement (the "Credit Facility"). In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 15, 2008, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

        On September 18, 2006, the Company issued $201.3 million in convertible senior subordinated notes (the "Notes"). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company's existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

        The Company received net proceeds from the sale of the Notes of approximately $195.0 million after deducting offering expenses of approximately $6.3 million. The use of the net proceeds from the sale was for prepayment of the Company's outstanding Senior Notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company's Credit Facility. Approximately $6.3 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2008.

        The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Notes are convertible into the Company's common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1,000, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.

        The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture agreement. For the periods from October 1, 2007 through December 31, 2007 and January 1, 2008 through March 31, 2008, the Notes were eligible for conversion; however, during this period, none of the Notes was converted.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's stock for the fiscal year ended March 31, 2008 was $68.95, therefore, 777,059 additional shares were included in the diluted earnings per share calculation. No additional shares were included in the diluted earnings per share calculation for the fiscal year ended March 31, 2007 since the average price of the Company's stock did not exceed the conversion price.

        If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The carrying amount of convertible senior subordinated notes approximates fair value.

        On October 4, 2006, the Company prepaid all of its outstanding Senior Notes and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased. The Senior Notes were prepaid with the proceeds from the Company's sale of the Notes as discussed above. Immediately prior to prepayment, $68.4 million aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56.0 million aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding. If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8.0 million of the outstanding Class B Senior Notes starting on December 2, 2006. The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company's secured creditors to the extent of their security in the Company's assets, equal in right of payment to the rights of creditors under the Company's other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company's subsidiaries. The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2.5 million, plus a "make whole" premium of approximately $4.4 million based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid. The Company expensed the "make whole" premium of $4.4 million as well as unamortized debt issuance costs related to the Senior Notes of $0.7 million in the third quarter of fiscal 2007.

        The indentures under the Company's debt agreements and the Credit Facility contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage and interest coverage ratio.

        At March 31, 2008, there were $193.8 million in borrowings and $5.9 million in letters of credit outstanding under the Credit Facility. At March 31, 2007, there were $100.8 million in borrowings and $6.3 million in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Company is currently in compliance with all such covenants. As of March 31, 2008, the Company had borrowing capacity under the Credit Facility of $150.3 million, after reductions for borrowings and letters of credit outstanding.

        Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement ("LTSA"). The LTSA is related to the Company's acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004. The Company has been producing the component parts for this LTSA at a loss for approximately two years which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company's requirement to provide future deliveries of these component parts. The agreement establishes a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company is required to make a total of four payments of $0.5 million upon successful transition of the component parts by the customer to other vendors. A payment of $0.5 million was made in October 2007. The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. As of March 31, 2007 and March 31, 2008, the recorded loss reserve was $7.2 million and $2.9 million, respectively. If the transition is completed earlier than December 31, 2008, or the quantity, price or cost of units delivered by the Company is different than anticipated under the settlement agreement, an adjustment to the recorded loss reserve may be required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

        Capital expenditures were approximately $62.4 million for the fiscal year ended March 31, 2008 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be in the range of $55.0 to $70.0 million for our fiscal year ending March 31, 2009. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
	(in thousands)
Debt Principal(1)	$419,813	$1,010	$211,111	$200,048	$7,644
Debt-Interest(2)	20,195	5,575	11,091	2,993	536
Operating Leases	70,149	18,333	17,612	12,764	21,440
Purchase Obligations	374,753	288,725	79,736	6,218	74

Total	$884,910	$313,643	$319,550	$222,023	$29,694

(1)
Included in the Company's balance sheet at March 31, 2008.

(2)
Includes fixed-rate interest only.

        The above table excludes unrecognized tax benefits of $2.9 million as of March 31, 2008 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

        The table also excludes our pension benefit obligations. We made pension contributions of $2.7 million and $0.6 million in fiscal 2008 and 2007, respectively. These contributions include payments related to a supplemental executive retirement plan of $2.3 million in fiscal 2008, and payments to our union pension plans of $0.4 million and $0.6 million in fiscal 2008 and 2007, respectively. We expect to make pension contributions of $3.2 million to our pension plans during fiscal 2009. See Note 10, "Employee Benefit Plans" of our Consolidated Financial Statements for a further discussion of our pension and other employee benefit plans.

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

Revenue Recognition

        Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Aftermarket Services Segment provides repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative fair value in proportion to the total estimated contract consideration.

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

Goodwill and Intangible Assets

        Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

        The Company's operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under SFAS No. 142. Each operating segment has a president who is responsible for managing the segment and reporting to the president and CEO of the Company, the Company's Chief Operating Decision Maker ("CODM"), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Each of the operating segments is comprised of a number of operating units which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

        SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. We completed our required annual impairment test in the fourth quarter of fiscal 2008 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization ("EBITDA") for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of SFAS No. 142.

Recently Issued Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company's financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company's financial condition and results of operations.

        In July 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital ("APIC") to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company's APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company has determined the impact of adopting EITF 06-11 will not be material to the Company's results of operations or financial condition.

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has determined the impact of adopting EITF 06-10 will not be material to the Company's results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted. The Company does not expect to elect the fair value measurement option provided by SFAS 159.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require additional fair value measures but defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007; however, the FASB has agreed to a one-year deferral of the adoption of SFAS 157 for non-financial assets and liabilities. The Company's evaluation of the impact of the adoption of SFAS 157 is ongoing; however, the Company does not expect the impact of SFAS 157 on the Company's financial condition and results of operations to be material.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In connection with its adoption of FIN 48 on April 1, 2007, the Company recognized a charge of approximately $0.3 million to retained earnings. See Note 6 of "Notes to Consolidated Financial Statements" for additional information regarding the Company's uncertain tax positions.

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

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($1.7 million and $1.9 million for fiscal years ended March 31, 2008 and March 31, 2007, respectively), rather than an operating cash flow. Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R for fiscal 2008 and fiscal 2007 was $2.8 million and $2.5 million, respectively, and in accordance with Staff Accounting Bulletin ("SAB") 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated. The Company estimates it will record share-based compensation expense of approximately $3.3 million in fiscal 2009. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2009, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2009 may differ from the Company's current estimate. (See Note 11 of "Notes to Consolidated Financial Statements" for further details).

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation and metals industries. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2008, approximately 52% of our debt is fixed rate debt. In March 2008, the Company entered into a thirty-nine month interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $85.0 million of the Company's outstanding balance of the Credit Facility. The Company utilizes the swap to provide protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (2.925%) will be reflected as an adjustment to interest expense in the period incurred. No gain or loss was recognized in earnings during fiscal year 2008. The Company estimates that $0.6 million of losses presently in accumulated other comprehensive income will be reclassified into earnings during fiscal year 2009. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 7 of "Notes to Consolidated Financial Statements."

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2008. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2008.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$933	$4,400	$206,649	$5,809	$490	$1,830	$220,111
Weighted average interest rate (%)	6.07	3.76	2.65	3.56	5.79	4.01
Variable rate cash flows (in thousands)	$77	$61	$0	$193,750	$0	$5,814	$199,702
Weighted average interest rate (%)	6.17	6.17	—	3.80	—	4.21

        There are no other significant market risk exposures.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2 and 6, the Company changed its method of accounting for uncertain tax positions in 2008. As discussed in Note 2, the Company changed its method of accounting for employee stock compensation plans in 2007. Also, as discussed in Note 10, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/S/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 27, 2008

TRIUMPH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$13,738	$7,243
Accounts receivable, less allowance for doubtful accounts of $4,723 and $3,857	207,975	168,372
Inventories	361,667	296,080
Assets held for sale	24,763	28,643
Deferred income taxes	1,450	2,045
Prepaid expenses and other	5,207	6,713

Total current assets	614,800	509,096
Property and equipment, net	324,095	283,681
Goodwill	383,740	339,930
Intangible assets, net	78,488	69,919
Other, net	13,712	17,261

Total assets	$1,414,835	$1,219,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120,117	$101,332
Accrued expenses	83,397	75,582
Liabilities related to assets held for sale	4,587	7,545
Income taxes payable	1,509	1,484
Current portion of long-term debt	1,010	5,702

Total current liabilities	210,620	191,645
Long-term debt, less current portion	418,803	310,481
Income taxes payable, non-current	1,437	—
Deferred income taxes and other	91,246	90,398
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,517,374 and 16,469,617 shares issued	16	16
Capital in excess of par value	288,154	278,177
Treasury stock, at cost, 213,950 and 0 shares	(12,003)	—
Accumulated other comprehensive income (loss)	2,950	(120)
Retained earnings	413,612	349,290

Total stockholders' equity	692,729	627,363

Total liabilities and stockholders' equity	$1,414,835	$1,219,887

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended March 31,
	2008	2007	2006
Net sales	$1,151,090	$937,327	$749,368
Operating costs and expenses:
Cost of products sold	822,288	671,838	549,307
Selling, general and administrative	159,262	135,887	108,063
Depreciation and amortization	43,215	35,703	30,827

	1,024,765	843,428	688,197

Operating income	126,325	93,899	61,171
Interest expense and other	13,422	11,706	10,304
Charge for early extinguishment of debt	—	5,088	—

Income from continuing operations before income taxes	112,903	77,105	50,867
Income tax expense	37,161	26,129	11,608

Income from continuing operations	75,742	50,976	39,259
Loss from discontinued operations, net	(8,468)	(3,905)	(4,744)

Net income	$67,274	$47,071	$34,515

Earnings per share—basic:
Income from continuing operations	$4.59	$3.14	$2.47
Loss from discontinued operations, net	(0.51)	(0.24)	(0.30)

Net Income	$4.08	$2.90	$2.17

Weighted average common shares outstanding—basic	16,497	16,220	15,920

Earnings per share—diluted:
Income from continuing operations	$4.32	$3.11	$2.45
Loss from discontinued operations, net	(0.48)	(0.24)	(0.30)

Net Income	$3.84	$2.87	$2.15

Weighted average common shares outstanding—diluted	17,540	16,413	16,060

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2005	$16	$259,448	$(3,057)	$306	$269,950	$526,663
Net income					34,515	34,515
Foreign currency translation adjustment				(699)		(699)
Minimum pension liability adjustment, net of income tax benefit of $140				169		169
Unrealized gain on securities, net of income taxes of $37				62		62

Total comprehensive income						34,047

Exercise of stock options		(3)	2,602		(285)	2,314
Other		679				679

Balance at March 31, 2006	16	260,124	(455)	(162)	304,180	563,703
Net income					47,071	47,071
Foreign currency translation adjustment				1,155		1,155
Minimum pension liability adjustment, net of income tax benefit of $330				562		562
Reclassification adjustment for realized gain on securities, net of income tax benefit of $37				(62)		(62)

Total comprehensive income						48,726

Adoption of SFAS No. 158, net of income taxes of $948				(1,613)		(1,613)
Exercise of stock options		13,588	455			14,043
Cash dividends ($0.12 per share)					(1,961)	(1,961)
Share-based compensation		2,524				2,524
Excess tax benefit from exercise of stock options		1,941				1,941

Balance at March 31, 2007	16	278,177	—	(120)	349,290	627,363
Net income					67,274	67,274
Foreign currency translation adjustment				2,731		2,731
Pension liability adjustment, net of income tax benefit of $396				674		674
Change in fair value of interest rate swap, net of income tax benefit of $196				(335)		(335)

Total comprehensive income						70,344

Adoption of FIN. 48					(291)	(291)
Purchase of 220,000 shares of common stock			(12,342)			(12,342)
Exercise of stock options		5,431	339			5,770
Cash dividends ($0.16 per share)					(2,661)	(2,661)
Share-based compensation		2,809				2,809
Excess tax benefit from exercise of stock options		1,737				1,737

Balance at March 31, 2008	$16	$288,154	$(12,003)	$2,950	$413,612	$692,729

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended March 31,
	2008	2007	2006
Operating Activities
Net income	$67,274	$47,071	$34,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,215	35,703	30,827
Other amortization included in interest expense	1,621	1,835	748
Provision for doubtful accounts receivable	1,643	1,047	983
Provision for deferred income taxes	8,380	5,969	(489)
Employee stock compensation	2,809	2,524	—
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(36,112)	(9,571)	(18,596)
Inventories	(54,903)	(51,330)	(15,019)
Prepaid expenses and other current assets	591	(623)	(903)
Accounts payable, accrued expenses and income taxes payable	21,665	16,305	5,751
Changes in discontinued operations	(3,913)	(792)	(3,405)
Other	(1,148)	(2,699)	5,182

Net cash provided by operating activities	51,122	45,439	39,594

Investing Activities
Capital expenditures	(62,368)	(59,191)	(27,991)
Proceeds from sale of assets and businesses	5,698	1,123	114
Cash used for businesses and intangible assets acquired	(68,527)	(140,332)	(15,351)

Net cash used in investing activities	(125,197)	(198,400)	(43,228)

Financing Activities
Net increase in revolving credit facility	92,950	68,975	5,575
Proceeds from issuance of long-term debt	161	202,088	4,888
Retirement of long-term debt	—	(124,424)	(2,320)
Repayment of debt and capital lease obligations	(5,775)	(114)	(4,508)
Payment of deferred financing cost	(72)	(6,252)	(1,317)
Dividends paid	(2,661)	(1,961)	—
Purchase of treasury stock	(12,342)	—	—
Proceeds from exercise of stock options, including excess tax benefit of $1,737 and $1,941 in 2008 and 2007	7,507	15,984	2,314

Net cash provided by financing activities	79,768	154,296	4,632

Effect of exchange rate changes on cash	802	265	(135)

Net change in cash	6,495	1,600	863
Cash at beginning of year	7,243	5,643	4,780

Cash at end of year	$13,738	$7,243	$5,643

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. BASIS OF PRESENTATION

        Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group.

        The Aerospace Systems segment consists of the Company's operations which manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

        The Aftermarket Services segment consists of the Company's operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, air frame and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment's operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The segment's operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

        The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base's wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 17% and 16% of total accounts receivable as of March 31, 2008 and 2007, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2008 were $259,516, or 23% of net sales, of which $215,018 and $44,498 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2007 were $205,440 or 22% of net sales, of which $172,829 and $32,611 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2006 were $164,992, or 22% of net sales, of which $137,120 and $27,872 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

Goodwill and Intangible Assets

        The Company accounts for purchased goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under SFAS No. 142. Each operating segment has a president who is responsible for managing the segment and reporting to the president and CEO of the Company, the Company's Chief Operating Decision Maker ("CODM"), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Each of the operating segments is comprised of a number of operating units which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

        In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2008, 2007 and 2006 and determined that there was no impairment.

Revenue Recognition

        Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Aftermarket Services Segment provides repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative fair value in proportion to the total estimated contract consideration. Reserves for contract losses are accrued when estimated costs to complete exceed expected future revenues. The Company's policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience.

Shipping and Handling Costs

        The cost of shipping and handling products is included in cost of products sold.

Research and Development Expense

        Research and development expense was approximately $9,883, $8,767 and $7,988 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

        The determination of the functional currency for Triumph's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries in the United Kingdom and Thailand is the U.S. dollar since that is the currency in which those entities primarily generate and expend cash. The financial statements of the Company's French subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2008 and 2007, accumulated comprehensive income resulting from foreign currency translation was $5,111 and $2,380, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net earnings.

Income Taxes

        In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities.

Recently Issued Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company's financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company's financial condition and results of operations.

        In July 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital ("APIC") to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company's APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company has determined the impact of adopting EITF 06-11 will not be material to the Company's results of operations or financial condition.

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has determined the impact of adopting EITF 06-10 will not be material to the Company's results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted. The Company does not expect to elect the fair value measurement option provided by SFAS 159.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require additional fair value measures but defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007; however, the FASB has agreed to a one-year deferral of the adoption of SFAS 157 for non-financial assets and liabilities. The Company's evaluation of the impact of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adoption of SFAS 157 is ongoing; however, the Company does not expect the impact of SFAS 157 on the Company's financial condition and results of operations to be material.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In connection with its adoption of FIN 48 on April 1, 2007, the Company recognized a charge of approximately $291 to retained earnings. See Note 6 of "Notes to Consolidated Financial Statements" for additional information regarding the Company's uncertain tax positions.

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

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($1,737 and $1,941 for fiscal years ended March 31, 2008 and March 31, 2007, respectively), rather than an operating cash flow. Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R for fiscal years 2008 and 2007 was $2,809 and $2,524 respectively, and, in accordance with Staff Accounting Bulletin ("SAB") 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated. (See Note 11 for further details).

3. ACQUISITIONS

FISCAL 2008 ACQUISITIONS

Acquisition of B. & R. Machine & Tool Corp.

        Effective February 27, 2008, the Company acquired the assets and business of B. & R. Machine & Tool Corp. ("B & R") through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures—Long Island, LLC. Triumph Structures—Long Island, LLC provides aircraft structural components and dynamic parts and assemblies for commercial and military aerospace programs. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

results for Triumph Structures—Long Island, LLC are included in the Company's Aerospace Systems segment.

        The purchase price for B & R of $84,044 includes cash paid at closing, estimated deferred payments and direct costs of the transaction. Included in the estimated deferred payments is an earnout note for $13,000. Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2009, 2010 and 2011, respectively, are $3,500, $4,500 and $5,000, respectively. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $35,512 was recorded as goodwill, all of which is tax deductible. The Company has also identified intangible assets valued at approximately $20,000 with a weighted-average life of 10 years. The Company is awaiting final valuation of inventory and final appraisals of tangible and intangible assets related to its acquisition of B & R. Accordingly, the Company has recorded its best estimate of the value of inventory, intangible assets and property and equipment. Therefore, the allocation of purchase price for the acquisition of B & R is not complete and is subject to change.

FISCAL 2007 ACQUISITIONS

Acquisition of Excel Manufacturing, Inc.

        Effective April 1, 2006, the Company acquired the assets and business of Excel Manufacturing, Inc. ("Excel") through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures—Wichita, Inc. The results for Triumph Structures—Wichita, Inc. are included in the Company's Aerospace Systems segment. The purchase accounting for the acquisition of Excel was finalized during fiscal 2007.

Acquisition of Air Excellence International, Inc.

        Effective April 1, 2006, the Company acquired the assets and business of Air Excellence International, Inc. and its affiliates ("Air Excellence") through two newly organized, wholly-owned subsidiaries of the Company, Triumph Interiors, LLC and Triumph Interiors Limited. The results for Triumph Interiors, LLC and Triumph Interiors Limited are included in the Company's Aftermarket Services segment. The purchase accounting for the acquisition of Air Excellence was finalized during fiscal 2007.

Acquisition of Allied Aerospace Industries, Inc.

        Effective November 1, 2006, the Company acquired Allied Aerospace Industries, Inc. ("Allied") through the merger of a newly organized, wholly-owned subsidiary of the Company, with and into Allied. The acquired business has since been consolidated into a single subsidiary of the Company, Triumph Aerospace Systems—Newport News, Inc. Triumph Aerospace Systems—Newport News, Inc. specializes in engineering design and manufacturing solutions for complex aerospace and defense programs. The results for Triumph Aerospace Systems—Newport News, Inc. are included in the Company's Aerospace Systems segment.

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

Acquisition of Grand Prairie Accessory Services, LLC

        Effective January 1, 2007, the Company acquired the assets and business of Grand Prairie Accessory Services, LLC ("Grand Prairie") through a newly organized, wholly-owned subsidiary of the Company, Triumph Accessory Services—Grand Prairie, Inc. Triumph Accessory Services—Grand Prairie, Inc. provides comprehensive maintenance solutions for engine accessories related to the CF34, CFM56, CF6, CT7 and V2500 family of engines. Capabilities include fuel, oil, pneumatic, hydraulic and mechanical engine accessories for those and other aero and aero-derivative gas turbine engines. The results for Triumph Accessory Services—Grand Prairie are included in the Company's Aftermarket Services segment.

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

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the B & R acquisition:

Accounts receivable	$4,468
Inventory	10,000
Prepaids and other	34
Deferred tax asset	295
Property and equipment	10,000
Goodwill	44,488
Intangible assets	20,000

Total assets	$89,285

Accounts payable	$3,019
Accrued expenses	2,972
Other current liabilities	786
Other long-term liability	2,508

Total liabilities	$9,285

        The B & R acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The acquisition was funded by the Company's long-term borrowings in place at the date of acquisition.

        The following unaudited pro forma information for the fiscal years ended March 31, 2008 and 2007 have been prepared assuming the B & R acquisition and the 2007 Acquisitions had occurred on April 1, 2006. The pro forma information for the fiscal year ended March 31, 2008 is as follows: Net sales: $1,192,080; Income from continuing operations: $78,988; Income per share from continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

operations—basic: $4.79; Income per share from continuing operations—diluted: $4.50. The pro forma information for the fiscal year ended March 31, 2007 is as follows: Net sales: $1,012,840; Income from continuing operations: $51,008; Income per share from continuing operations—basic: $3.14; and Income per share from continuing operations—diluted: $3.11.

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        In September 2007, the Company sold the assets of Triumph Precision, Inc., a build-to-specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems segment. The effective date of the sale was July 1, 2007. The Company recognized a pre-tax loss of $650 on the sale of the business, which included costs to sell of $150. The Company has also decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services segment that specializes in producing high quality hot gas path components for aero and land based gas turbines. The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell. The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations and assets and liabilities held for sale.

        Revenues of discontinued operations were $10,913, $17,408 and $11,053 for the fiscal years ended March 31, 2008, March 31, 2007, and March 31, 2006, respectively. The loss from discontinued operations was $8,468, $3,905 and $4,744, net of income tax benefit of $4,560, $2,103 and $2,556 for the fiscal years ended March 31, 2008, March 31, 2007, and March 31, 2006, respectively. Interest expense of $2,835, $2,762, and $2,215 was allocated to discontinued operations for the fiscal years ended March 31, 2008, March 31, 2007, and March 31, 2006, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

        Assets and liabilities held for sale are comprised of the following:

	March 31, 2008	March 31, 2007
Assets held for sale:
Accounts receivable, net	$7,689	$6,154
Inventories	11,272	11,585
Property, plant and equipment	5,711	10,798
Other	91	106

Total assets held for sale	$24,763	$28,643

Liabilities held for sale:
Accounts payable	$1,378	$1,832
Accrued expenses	1,253	2,610
Deferred tax liabilities and other	1,956	3,103

Total liabilities held for sale	$4,587	$7,545

5. INVENTORIES

        Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	March 31,
	2008	2007
Raw materials	$31,937	$30,357
Manufactured and purchased components	133,343	100,512
Work-in-process	117,061	99,660
Finished goods	79,326	65,551

Total inventories	$361,667	$296,080

6. INCOME TAXES

        The components of income tax expense are as follows:

	Year ended March 31,
	2008	2007	2006
Current:
Federal	$25,870	$18,582	$11,004
State	1,530	1,338	977

	27,400	19,920	11,981
Deferred:
Federal	9,498	5,688	1,315
State	263	521	(1,688)

	9,761	6,209	(373)

	$37,161	$26,129	$11,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

6. INCOME TAXES (Continued)

        Income tax expense for the Company's foreign operations, which is included in the above amounts, for fiscal years 2008, 2007 and 2006 was $855, $1,289 and $487, respectively.

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.3	1.5	1.5
Miscellaneous permanent items and nondeductible accruals	0.2	0.1	0.2
Research and development tax credit	(1.8)	(2.0)	(1.8)
ETI exclusion/domestic production tax benefits	(1.3)	(2.3)	(3.5)
Other	(0.5)	1.6	(8.6)

Effective income tax rate	32.9%	33.9%	22.8%

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$4,539	$3,380
Accounts receivable	1,989	1,626
Accruals and reserves	7,737	8,363
Other	1,739	1,687

	16,004	15,056
Valuation allowance	(1,374)	—

Net deferred tax assets	14,630	15,056

Deferred tax liabilities:
Property and equipment	39,927	38,865
Goodwill and other intangible assets	45,278	41,351
Inventory	6,684	5,944
Prepaid expenses and other	6,094	2,766

	97,983	88,926

Net deferred tax liabilities	$83,353	$73,870

        As of March 31, 2008, the Company has federal and state net operating loss carryforwards expiring in various years through 2025.

        Net income taxes paid during the fiscal years ended March 31, 2008, 2007 and 2006 were $21,740, $19,351 and $6,979, respectively. The Company also has a foreign net operating loss carryforward for which a valuation allowance has been established.

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

        In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2008 and upon adoption of FIN 48 on April 1, 2007, the total amount of accrued income tax-related interest and penalties was $433 and $254, respectively.

        As of March 31, 2008, and April 1, 2007, the total amount of unrecognized tax benefits was $2,950 and $2,534, respectively, of which $2,698 and $2,181, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $1,140 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

        As of March 31, 2008, the Company was subject to examination in state jurisdictions for the fiscal years ended March 31, 2004 through March 31, 2006, none of which we believe is individually material. The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2003. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

        With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

        From the FIN 48 adoption date of April 1, 2007 and during the fiscal year ended March 31, 2008, the Company added $517 of tax, interest and penalties related to activity for identified uncertain tax positions.

        A reconciliation of the liability for uncertain tax positions for the year ended March 31, 2008 follows:

March 31, 2008
Opening Balance—April 1, 2007	$2,279
Additions for tax positions related to the current year	329
Additions for tax positions of prior years	87
Reductions for tax positions of prior years	(178)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—

Ending Balance—March 31, 2008	$2,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,
	2008	2007
Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	193,750	100,800
Subordinated promissory notes	13,000	5,500
Other debt	11,813	8,633

	419,813	316,183
Less current portion	1,010	5,702

	$418,803	$310,481

Credit Facility

        On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350,000 from $250,000, extend the maturity date to June 30, 2011 and amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 0.625% and 2.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.

        On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year. The Company's obligations under the Credit Facility are guaranteed by the Company's subsidiaries.

        At March 31, 2008, there were $193,750 in borrowings and $5,941 in letters of credit outstanding under the facility. At March 31, 2007 there were $100,800 in borrowings and $6,309 in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company's revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Company is currently in compliance with all such covenants. As of March 31, 2008, the Company had borrowing capacity under this facility of $150,309 after reductions for borrowings and letters of credit outstanding under the facility.

Interest Rate Swap

        The Company uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility. The Company does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders' equity, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

        In March 2008, the Company entered into an $85,000 floating to fixed interest rate swap agreement (the "Swap"), maturing June 2011. Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt under the Credit Facility. To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings on the revolver at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011. The Swap's fair value of $531 is included in deferred income taxes and other on the consolidated balance sheet and the corresponding change in fair value is included in other comprehensive income, a component of stockholders' equity. The Company estimates that $574 of losses presently in accumulated other comprehensive income will be reclassified into earnings during fiscal year 2009.

Convertible Senior Subordinated Notes

        On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the "Notes"). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company's existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

        The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting offering expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company's outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company's Credit Facility. Approximately $6,252 in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2008.

        The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Notes are convertible into the Company's common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1,000, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.

        The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the periods from October 1, 2007 through December 31, 2007 and January 1, 2008 through March 31, 2008, the Notes were eligible for conversion; however, during this period, none of the Notes was converted. The Company has classified the Notes as long-term as of March 31, 2008.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's common stock for the fiscal year ended March 31, 2008 was $68.95, therefore, 777,059 additional shares were included in the diluted earnings per share calculation. No additional shares were included in the diluted earnings per share calculation for the fiscal year ended March 31, 2007 since the average price of the Company's stock did not exceed the conversion price.

        If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Prepayment of Senior Notes

        On October 4, 2006, the Company prepaid all of its outstanding Class A Senior Notes and Class B Senior Notes (collectively, the "Senior Notes") and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased. The Senior Notes were prepaid with the proceeds from the Company's sale of the Notes as discussed above. Immediately prior to prepayment, $68,375 aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56,049 aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding. If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. LONG-TERM DEBT (Continued)

Company annually prepay $8,007 of the outstanding Class B Senior Notes starting on December 2, 2006. The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company's secured creditors to the extent of their security in the Company's assets, equal in right of payment to the rights of creditors under the Company's other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company's subsidiaries. The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2,466, plus a "make whole" premium of approximately $4,395 based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid. The Company expensed the "make whole" premium of $4,395 as well as unamortized debt issuance costs related to the Senior Notes of $693 in the third quarter of fiscal 2007.

        The indentures under the debt agreements and the Credit Facility described above contain restrictions and covenants which include limitations on the Company's ability to incur additional indebtedness, issue stock options or warrants, make certain restricted payments and acquisitions, create liens, enter into transactions with affiliates, sell substantial portions of its assets and pay cash dividends. Additional covenants require compliance with financial tests, including leverage and interest coverage ratio.

        The Company's long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company's fixed-rate debt. The fair values of the Company's Notes are determined using discounted cash flows based upon the Company's estimated current cost for similar types of borrowings or current market value. The fair value of the Notes was $247,874 and $238,218 as of March 31, 2008 and March 31, 2007, respectively. The carrying value of other long-term debt and notes payable approximate their fair market values as of March 31, 2008 and March 31, 2007, respectively.

        As of March 31, 2008, the maturities of long-term debt are as follows: 2009—$1,010; 2010—$4,461; 2011—$206,649; 2012—$199,559; 2013—$490; thereafter, $7,644 through 2026.

        Interest paid on indebtedness during the years ended March 31, 2008, 2007, and 2006 amounted to $14,512, $16,880 and $11,379, respectively.

8. STOCKHOLDERS' EQUITY

        During February 2008, the Company exercised existing authority to make stock repurchases and repurchased 220,000 shares of its outstanding shares under the program for an aggregate consideration of $12,342, funded by borrowings under the Company's Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 15, 2008, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

8. STOCKHOLDERS' EQUITY (Continued)

        During fiscal 2007, the Company filed a registration statement with the SEC to register shares of Common Stock issuable by the Company upon conversion (the "Conversion Shares") of the Company's issued and outstanding Notes. The Company cannot determine the number of Conversion Shares it will issue upon conversion of the Notes, if any. The Notes are further discussed in Note 7.

        The holders of the Common stock and the Class D common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph except that Class D does not participate in the voting of directors and is entitled to participate ratably in any distributions.

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2008 and 2007, no shares of preferred stock were outstanding.

        The Company has Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2008 and 2007, no shares of Class D common stock were outstanding.

9. EARNINGS PER SHARE

        The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2008	2007	2006
	(thousands)
Weighted average common shares outstanding—basic	16,497	16,220	15,920
Net effect of dilutive stock options	266	193	140
Net effect of convertible debt	777	—	—

Weighted average common shares outstanding—diluted	17,540	16,413	16,060

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $5,309, $4,006 and $3,619 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

        On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company's pension plans and SERP plan as of March 31, 2007 in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains/(losses), unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan's funded status in the Company's Consolidated Balance Sheet. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS No. 158.

        The effects of adopting the provisions of SFAS No. 158 at March 31, 2007 resulted in an increase in total liabilities of $2,561 and a reduction of total stockholders' equity of $1,613. The adoption of SFAS No. 158 had no effect on the Company's Consolidated Statement of Income for the fiscal year ended March 31, 2007, or for any prior periods presently and will not affect the Company's Consolidated Statement of Income in future periods.

        SFAS No. 158 also includes a requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position. The requirement is effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. The Company will adopt the measurement provisions of SFAS No. 158 on March 31, 2009. Only the Company's union plans are affected by the measurement provisions of SFAS No. 158 since the union plans have a December 31 measurement date. The net periodic benefit cost for the period between December 31, 2008 and March 31, 2009 shall be recognized, net of tax, as a separate adjustment of the opening balance of retained earnings. The Company does not expect the impact of adopting the measurement provisions of SFAS No. 158 on the Company's financial condition and results of operations to be material.

        Included in accumulated other comprehensive income at March 31, 2008, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1,083 ($682 net of tax) and unrecognized actuarial losses of $1,815 ($1,144 net of tax). The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2009 is $519 ($327 net of tax) and $108 ($68 net of tax), respectively.

        The following table sets forth the Company's consolidated defined benefit pension plans for its union employees as of December 31, 2007 and 2006 and its SERP as of March 31, 2008 and 2007, and the amounts recorded in the Consolidated Balance Sheet at March 31, 2008 and 2007. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

from the Company's assets. Benefit payments reflect the total benefits paid from the plan and the Company's assets. Information on the plans includes both the qualified and non-qualified plans.

	March 31,
	2008	2007
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$12,562	$11,450
Service cost	91	200
Interest cost	608	677
Actuarial loss/(gain)	319	(15)
Change in plan provisions	—	428
Curtailment	(451)	—
Benefits paid	(2,580)	(178)

Projected benefit obligation at end of year	$10,549	$12,562

Weighted-average Assumptions Used to Determine Benefit Obligations at End of Year
Discount rate	6.25%	6.00%
Rate of compensation increase	N/A	N/A
Change in Plan Assets
Fair value of plan assets at beginning of year	$6,206	$5,217
Actual return on plan assets	426	704
Expenses	(155)	(141)
Company contributions	2,699	604
Benefits paid	(2,580)	(178)

Fair value of plan assets at end of year	$6,596	$6,206

Funded Status (Underfunded)
Funded status	$(3,953)	$(6,356)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses—current liability	$(3,003)	$(2,292)
Pension obligation—noncurrent liability	(1,102)	(4,064)
Pension asset—current asset	152	—

Net amount recognized	$(3,953)	$(6,356)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic pension cost for fiscal years 2008, 2007 and 2006 are as follows:

	Year Ended March 31,
	2008	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$171	$260	$234
Interest cost	608	677	616
Expected return on plan assets	(489)	(433)	(371)
Amortization of prior service cost	518	482	465
Amortization of net loss	104	199	179

Total net periodic pension cost	$912	$1,185	$1,123

Weighted-average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	5.75%	5.75%
Expected long-term rate on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

Expected Pension Benefit Payments

        Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2009	$3,284
2010	326
2011	581
2012	376
2013	402
2014-2018	2,477

        The table below sets forth the Company's target asset allocation for fiscal 2009 and the actual asset allocations at March 31, 2008 and 2007.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category
	Fiscal 2009	2008	2007
Equity securities	40-70%	62%	66%
Fixed income securities	25-40%	37%	34%
Other	0-10%	1%	0%

Total		100%	100%

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

Anticipated Contributions to Defined Benefit Plans

        Assuming a normal retirement age of 65, the Company expects to contribute approximately $3,194 to its pension plans during fiscal 2009.

11. STOCK COMPENSATION PLANS

        The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options generally vest over three to four years and expire ten years from the date of the grant. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. There were no employee or non-employee director options granted during fiscal 2008 or 2007. The fair values relating to prior option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company's stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

        In April 2005, the Compensation and Management Development Committee approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company's financial performance during fiscal 2006. Also on the same date, the Compensation and Management Development Committee granted to the same group of executives and employees options to purchase 113,750 shares of the Company's common stock at an exercise price of $30.74 per share. In April 2006, 54,898 restricted shares were earned following the determination of net earnings per share for fiscal 2006. The restricted shares are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

forfeiture should the grantee's employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value.

        Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

        The Company recorded $2,809 and $2,524 of share-based compensation expense during the fiscal years ended March 31, 2008 and March 31, 2007, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2008 and March 31, 2007 was $937 and $808, respectively. Total share-based compensation expense was comprised of stock option expense of $453 and $595 and restricted stock expense of $2,356 and $1,929 for the fiscal years ended March 31, 2008 and March 31, 2007, respectively. The Company estimates it will record share-based compensation expense of approximately $3,300 in fiscal 2009. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2009, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2009 may differ from the Company's current estimate. The following table illustrates the impact of share-based compensation on reported amounts:

	Fiscal Year ended March 31, 2008		Fiscal Year ended March 31, 2007
	As Reported	Impact of Share-Based Compensation	As Reported	Impact of Share-Based Compensation
Operating income	$126,325	$2,809	$93,899	$2,524
Income from continuing operations	$75,742	$1,872	$50,976	$1,716
Earnings per share:
Income from continuing operations— Basic	$4.59	$0.11	$3.14	$0.11

Income from continuing operations—Diluted	$4.32	$0.11	$3.11	$0.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

        A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2008 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	508,869	$35.91
Granted	—	—
Exercised	(170,943)	$37.87
Forfeited	(3,044)	$30.74

Outstanding at March 31, 2008	334,882	$34.95	4.5 years	$7,933

Exercisable at March 31, 2008	301,223	$35.42	4.2 years	$6,994

        At March 31, 2008 and 2007, 1,384,504 shares and 1,424,840 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested options as of March 31, 2008 and changes during the fiscal year ended March 31, 2008, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2007	72,823	$14.25
Granted	—	—
Vested	(36,120)	$14.25
Forfeited	(3,044)	$14.25

Nonvested at March 31, 2008	33,659	$14.25

        Expected future compensation expense relating to the 33,659 nonvested options outstanding as of March 31, 2008, net of expected forfeitures, is approximately $32, which is expected to be recognized over a weighted-average period of .25 years.

        There are 49,792 nonvested restricted shares outstanding from the 2006 grant of restricted stock from the 2004 Stock Incentive Plan as of March 31, 2008. Expected future compensation expense on these shares, net of expected forfeitures, is approximately $581, which is expected to be recognized over the remaining vesting period of 1.0 years.

        There are 90,399 nonvested restricted shares outstanding from the 2007 grant of restricted stock from the 2004 stock Incentive Plan as of March 31, 2008. Expected future compensation expense on those shares, net of expected forfeitures, is approximately $2,174, which is expected to be recognized over the remaining vesting period of 2.0 years.

        In June 2007, the Compensation and Management Development Committee of the Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company's financial performance during fiscal 2008. In April 2008, 40,902 restricted shares were earned following the determination of net earnings per share for fiscal 2008. Expected future compensation expense on these shares, net of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. STOCK COMPENSATION PLANS (Continued)

anticipated forfeitures is approximately $1,816, which is expected to be recognized over the remaining vesting period of 3.0 years.

        In July 2006, the Board of Directors approved the granting of deferred stock units to each of the non-employee members of the Board of Directors under the Directors' Plan. Concurrent with the approval, in July 2006, 5,000 total deferred stock units were granted to the non-employee members of the Board of Directors. In June 2007, an additional 2,500 deferred stock units were granted to the non-employee members of the Board of Directors. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a four year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

        Pro forma disclosure for 2006 regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0%; no dividends; a volatility factor of the expected market price of the Company's common stock of .42, and a weighted-average expected life of the options of 6 years.

        For purposes of pro forma disclosures, the weighted average fair value of the options ($14.25) is amortized to expense over the options' assumed vesting period. The following pro forma information has been prepared assuming the Company accounted for its stock options under the fair value method:

Pro Forma Income and Earnings Per Share from Continuing Operations	Year ended March 31, 2006
Income from continuing operations, as reported	$39,259
Stock-based employee compensation cost, net of related tax effects, included in reported income from continuing operations	430
Stock-based employee compensation cost, net of related tax effects, determined under the fair value method	(3,590)

Pro forma income from continuing operations	$36,099

Earnings per share—basic:
Income from continuing operations, as reported	$2.47
Pro forma income from continuing operations	$2.27
Earnings per share—diluted
Income from continuing operations, as reported	$2.45
Pro forma income from continuing operations	$2.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. ACCRUED EXPENSES

        Accrued expenses are composed of the following items:

	March 31,
	2008	2007
Accrued compensation	$39,098	$31,628
Accrued payable relating to CFM56 Contract (see Note 15)	—	2,860
All other	44,299	41,094

Total accrued expenses	$83,397	$75,582

13. LEASES

        At March 31, 2008, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2009—$18,333; 2010—$9,073; 2011—$8,539; 2012—$7,198; 2013—$5,567; thereafter, $21,440 through 2022. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

        At March 31, 2008, future minimum sublease rentals are as follows: 2009—$636; 2010—$654; 2011—$669; 2012—$685; 2013—$618; thereafter, $2,539 through 2018.

        Total rental expense was $14,725, $13,151 and $12,007 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. PROPERTY AND EQUIPMENT

        Net property and equipment at March 31, 2008 and 2007 is:

	March 31,
	2008	2007
Land	$17,802	$18,075
Buildings and improvements	128,038	124,655
Machinery and equipment	369,683	300,845

	515,523	443,575
Less accumulated depreciation	191,428	159,894

	$324,095	$283,681

        Depreciation expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $32,779, $26,947 and $23,642, respectively, which includes depreciation of assets under capital lease.

15. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2008 and March 31, 2007:

	Aerospace Systems	Aftermarket Services	Total
Fiscal 2008
Balance at beginning of year	$285,797	$54,133	$339,930
Goodwill recognized in connection with acquisitions	44,488	—	44,488
Purchase price allocation adjustments	(1,103)	(568)	(1,671)
Effect of exchange rate changes and other	993	—	993

Balance at end of year	$330,175	$53,565	$383,740

Fiscal 2007
Balance at beginning of year	$241,776	$30,961	$272,737
Goodwill recognized in connection with acquisitions	43,517	23,172	66,689
Effect of exchange rate changes and other	504	—	504

Balance at end of year	$285,797	$54,133	$339,930

        Intangible assets, cost and accumulated amortization at March 31, 2008 were $129,920 and $51,432, respectively. Intangible assets, cost and accumulated amortization at March 31, 2007 were $112,710 and $42,791, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2008 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at March 31, 2008 had a weighted-average life of 10.4 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2008 were $74,082 and $38,087 respectively, and at March 31, 2007 were $73,957 and $31,070, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at March 31, 2008 were $55,838 and $13,345, respectively, and at March 31, 2007 were $38,753 and $11,721,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

respectively. Amortization expense for the fiscal years ended March 31, 2008, 2007, and 2006 was $10,436, $8,756 and $7,185, respectively. Amortization expense for the five fiscal years succeeding March 31, 2008 by year is expected to be as follows: 2009: $10,544; 2010: $10,294; 2011: $8,546; 2012: $6,997; 2013: $6,792.

        Effective February 9, 2007, the Company, through its Triumph Air Repair subsidiary, included in the Aftermarket Services segment, entered into a software licensing agreement with Honeywell Intellectual Properties, Inc. ("Honeywell"). The agreement grants Triumph a non-exclusive, limited license to access Honeywell proprietary commercial service manuals identified for use on the Boeing 331-250[G] APU installed on the United States Air Force C-17 aircraft. The license expires on September 30, 2013. As consideration, the Company agreed to pay $5,000 inclusive of imputed interest of $529, of which $700 and $1,500 was paid during fiscal years 2008 and 2007, respectively. At March 31, 2008, the remaining payable to Honeywell of $2,302 is included in the balance sheet in accrued expenses and deferred income taxes and other in the amounts of $631 and $1,671, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $4,471, which is included in product rights and licenses intangible assets, with a life of 6.7 years. The Company amortized to expense $671 and $112 of this intangible during fiscal years 2008 and 2007, respectively.

        Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into an exclusive agreement with General Electric ("GE") to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount of $32,158 for the exclusive right to use certain propriety technology owned by GE, of which $2,572, $10,200, $14,232 and $5,154 was paid during fiscal 2008, 2007, 2006 and fiscal 2005, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,158, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $2,814, $2,816, and $2,808 of this intangible asset during fiscal 2008, 2007 and 2006, respectively.

16. COMMITMENTS AND CONTINGENCIES

        Certain of the Company's business operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. Former owners generally indemnify the Company for environmental liabilities related to the assets and businesses acquired which existed prior to the acquisition dates. In the opinion of management, there are no significant environmental concerns which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.

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

18. SEGMENTS

        The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluates performance and allocates resources based on operating income of each reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). Each segment has a president and controller who manage their respective segment. The segment president reports directly to the President and CEO of the Company, the Chief Operating Decision Maker ("CODM"), as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The segment presidents maintain regular contact with the CODM to discuss operating activities, financial results, forecasts and plans for the segment. The segment controllers have dual reporting responsibilities, reporting to both their segment president as well as the Corporate Controller. The Company's CODM evaluates performance and allocates resources based upon review of segment information. The CODM utilizes operating income as a primary measure of profitability.

        Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 17 operating locations at March 31, 2008.

        The Aerospace Systems segment consists of the Company's operations which manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also manufacture metallic and composite bonded honeycomb assemblies for floor panels, fuselage, wings and flight control surface parts. These products are sold to various aerospace OEMs on a global basis.

        The Aftermarket Services segment consists of the Company's operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, aircraft accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment's operations repair and overhaul thrust reversers, nacelle components and other aerostructures. The segment's operations also perform repair and overhaul services, and supply spare parts, for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

18. SEGMENTS (Continued)

        Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2008	2007	2006
Net sales:
Aerospace systems	$907,376	$743,742	$593,759
Aftermarket services	246,609	196,526	159,198
Elimination of inter-segment sales	(2,895)	(2,941)	(3,589)

	$1,151,090	$937,327	$749,368

Income before income taxes:
Operating income (loss):
Aerospace systems	$124,812	$101,867	$67,122
Aftermarket services	23,480	11,384	8,556
Corporate	(21,967)	(19,352)	(14,507)

	126,325	93,899	61,171
Interest expense and other	13,422	11,706	10,304
Charge for early extinguishment of debt	—	5,088	—

	$112,903	$77,105	$50,867

Depreciation and amortization:
Aerospace systems	$30,007	$26,080	$23,278
Aftermarket services	12,943	9,394	7,396
Corporate	265	229	153

	$43,215	$35,703	$30,827

Capital expenditures:
Aerospace systems	$40,762	$39,220	$17,148
Aftermarket services	20,652	19,672	10,470
Corporate	954	299	373

	$62,368	$59,191	$27,991

	March 31, 2008	March 31, 2007
Total Assets:
Aerospace systems	$1,034,294	$883,890
Aftermarket services	321,757	272,972
Corporate	34,021	34,382
Discontinued operations	24,763	28,643

	$1,414,835	$1,219,887

        During fiscal years 2008, 2007 and 2006, the Company had foreign sales of $237,043, $201,920 and $167,791, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2008				Fiscal 2007(1)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
							(2)
BUSINESS SEGMENT SALES
Aerospace Systems	$217,280	$220,511	$213,025	$256,560	$172,573	$178,520	$187,846	$204,803
Aftermarket Services	58,313	60,054	62,728	65,514	46,447	44,035	50,459	55,585
Inter-segment Elimination	(589)	(793)	(654)	(859)	(1,024)	(746)	(549)	(622)

TOTAL SALES	$275,004	$279,772	$275,099	$321,215	$217,996	$221,809	$237,756	$259,766

GROSS PROFIT(3)	$81,118	$80,043	$76,462	$91,179	$59,770	$63,184	$67,364	$75,171

OPERATING INCOME
Aerospace Systems	$30,329	$31,135	$26,095	$37,253	$20,341	$25,332	$26,064	$30,130
Aftermarket Services	5,728	4,825	6,519	6,408	2,989	2,216	3,229	2,950
Corporate	(5,803)	(4,117)	(3,888)	(8,159)	(4,112)	(3,946)	(4,780)	(6,514)

TOTAL OPERATING INCOME	$30,254	$31,843	$28,726	$35,502	$19,218	$23,602	$24,513	$26,566

INCOME FROM
Continuing Operations	$17,811	$18,702	$17,923	$21,306	$10,466	$13,272	$11,730	$15,508
Discontinued Operations	(3,894)	(1,472)	(1,206)	(1,896)	(1,033)	(661)	(929)	(1,282)

NET INCOME	$13,917	$17,230	$16,717	$19,410	$9,433	$12,611	$10,801	$14,226

Basic Earnings per Share(4)
Continuing Operations	$1.08	$1.13	$1.08	$1.30	$0.65	$0.82	$0.72	$0.95
Discontinued Operations	(0.24)	(0.09)	(0.07)	(0.12)	(0.06)	(0.04)	(0.06)	(0.08)

Net Income	$0.85	$1.04	$1.01	$1.18	$0.59	$0.78	$0.66	$0.87

Diluted Earnings per share(4)(5)
Continuing Operations	$1.04	$1.05	$1.00	$1.26	$0.64	$0.81	$0.71	$0.93
Discontinued Operations	(0.23)	(0.08)	(0.07)	(0.11)	(0.06)	(0.04)	(0.06)	(0.08)

Net Income	$0.81	$0.97	$0.93	$1.15	$0.58	$0.77	$0.66	$0.86

(1)
The historical amounts presented above have been reclassified to present the Company's former Triumph Precision and Triumph Precision Castings businesses as discontinued operations.

(2)
The results for the third quarter of fiscal 2007 include a charge to earnings of $5,088 ($3,307 after tax or $0.20 per diluted share) for early extinguishment of debt.

(3)
Gross profit includes depreciation.

(4)
The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(5)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1) (Deductions)(2)	Balance at end of year
For year ended March 31, 2008:			130
Allowance for doubtful accounts receivable	$3,857	1,687	(951)	$4,723
For year ended March 31, 2007:			23
Allowance for doubtful accounts receivable	$3,625	1,036	(827)	$3,857
For year ended March 31, 2006:			(14)
Allowance for doubtful accounts receivable	$5,176	983	(2,520)	$3,625
For year ended March 31, 2005:			451
Allowance for doubtful accounts receivable	$7,272	2,071	(4,618)	$5,176

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of B & R, Allied, Grand Prairie, Parker Hannifin's United Aircraft Products Division and Triumph Gear Systems, Inc.

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

        As of March 31, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Triumph Group, Inc. ("Triumph") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Triumph's internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

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

        Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2008.

        Triumph's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Triumph's internal control over financial reporting. This report appears on page 82.

/s/ RICHARD C. ILL
Richard C. Ill
President and Chief Executive Officer

/s/ M. DAVID KORNBLATT
Senior Executive Vice President,
Chief Financial Officer & Treasurer

/s/ KEVIN E. KINDIG
Kevin E. Kindig
Vice President and Controller

May 28, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 27, 2008

Changes in Internal Control Over Financial Reporting

        In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

        We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2008 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2008 Proxy Statement.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2008 Proxy Statement.

Stockholder Nominations

        The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2008 Proxy Statement.

Audit Committee

        The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2008 Proxy Statement.

Item 11.    Executive Compensation

        The information required regarding executive compensation is incorporated herein by reference to the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated herein by reference to the 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required under this item is incorporated herein by reference to the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a) Financial Statements

        (1) The following consolidated financial statements are included in Item 8 of this report:

        (2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	79

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

        (3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)

4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors' Stock Incentive Plan.(4)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4	Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(6)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(7)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(7)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(8)
10.4(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated October 15, 2007.(9)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(10)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(11)
10.8	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(12)
10.9	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(13)
10.10	Restricted Stock Award Agreement for M. David Kornblatt.(14)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

(7)
Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(9)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003

(11)
Incorporated by reference to our Current Report on Form 8-K filed on June 12, 2007.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(14)
Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: May 28, 2008	By:	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Each person whose signature appears below in so signing also makes, constitutes and appoints Richard C. Ill and M. David Kornblatt, and each or anyone of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and, in his name, place and stead in any and all capacities to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2008
/s/ M. DAVID KORNBLATT M. David Kornblatt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 28, 2008
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	May 28, 2008
/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	May 28, 2008
/s/ RICHARD C. GOZON Richard C. Gozon	Director	May 28, 2008
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	May 28, 2008
/s/ GEORGE SIMPSON George Simpson	Director	May 28, 2008
/s/ TERRY D. STINSON Terry D. Stinson	Director	May 28, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors' Stock Incentive Plan.(4)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4
Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(6)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(7)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(7)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(8)
10.4(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated October 15, 2007.(9)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(10)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(11)
10.8	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(12)
10.9	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(13)

10.10	Restricted Stock Award Agreement for M. David Kornblatt.(14)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

(7)
Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(9)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003

(11)
Incorporated by reference to our Current Report on Form 8-K filed on June 12, 2007.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(14)
Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.

QuickLinks

Documents Incorporated by Reference
Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Triumph Group, Inc., The Russell 2000 Index And The S&P Aerospace & Defense Index
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
Evaluation of Disclosure Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Business Conduct
Stockholder Nominations
Audit Committee
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX