Form 10-Q
period 2008-06-30
TRIUMPH GROUP INC /
filed 2008-08-01
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number:    1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Liberty Ridge, Suite 100, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 251-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b 2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 16,578,745 shares as of June 30, 2008.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash	$13,888	$13,738
Accounts receivable, less allowance for doubtful accounts of $4,662 and $4,723	199,384	207,975
Inventories	381,400	361,667
Assets held for sale	25,844	24,763
Deferred income taxes	1,044	1,450
Prepaid expenses and other	4,298	5,207
Total current assets	625,858	614,800
Property and equipment, net	324,295	324,095
Goodwill	384,593	383,740
Intangible assets, net	75,493	78,488
Other, net	15,399	13,712
Total assets	$1,425,638	$1,414,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$103,559	$120,117
Accrued expenses	74,915	83,397
Liabilities related to assets held for sale	4,873	4,587
Income taxes payable	9,295	1,509
Current portion of long-term debt	1,036	1,010
Total current liabilities	193,678	210,620

Long-term debt, less current portion	414,988	418,803
Income taxes payable, non-current	1,459	1,437
Deferred income taxes and other	98,261	91,246

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,578,745 and 16,517,374 shares issued	16	16
Capital in excess of par value	288,991	288,154
Treasury stock, at cost, 189,679 and 213,950 shares	(10,641)	(12,003)
Accumulated other comprehensive income	4,432	2,950
Retained earnings	434,454	413,612
Total stockholders’ equity	717,252	692,729
Total liabilities and stockholders’ equity	$1,425,638	$1,414,835

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007

Net sales	$320,556	$275,004

Operating costs and expenses:
Cost of products sold	223,820	193,886
Selling, general and administrative	41,235	40,341
Depreciation and amortization	12,173	10,523
	277,228	244,750

Operating income	43,328	30,254
Interest expense and other	3,427	3,207
Income from continuing operations before income taxes	39,901	27,047
Income tax expense	13,867	9,236
Income from continuing operations	26,034	17,811
Loss from discontinued operations, net	(1,203)	(3,894)
Net income	$24,831	$13,917

Earnings per share—basic:
Income from continuing operations	$1.59	$1.08
Loss from discontinued operations, net	(0.07)	(0.24)
Net Income	$1.52	$0.85 *

Weighted average common shares outstanding—basic	16,373	16,458

Earnings per share—diluted:
Income from continuing operations	$1.54	$1.04
Loss from discontinued operations, net	(0.07)	(0.23)
Net Income	$1.47	$0.81

Weighted average common shares outstanding—diluted	16,891	17,204

Dividends declared and paid per common share	$0.04	$0.04

* Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007
Operating Activities
Net income	$24,831	$13,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,173	10,523
Other amortization included in interest expense	418	403
Provision for doubtful accounts receivable	283	408
Provision for deferred income taxes	4,324	1,301
Employee stock compensation	805	540
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	8,222	(5,912)
Inventories	(17,871)	(21,770)
Prepaid expenses and other current assets	2,698	570
Accounts payable, accrued expenses and income taxes payable	(19,210)	(11,654)
Changes in discontinued operations	(795)	1,609
Other	(964)	(780)
Net cash provided by (used in) operating activities	14,914	(10,845)

Investing Activities
Capital expenditures	(11,363)	(9,834)
Proceeds from sale of assets and businesses	71	31
Cash used for businesses and intangible assets acquired	—	(1,440)
Net cash used in investing activities	(11,292)	(11,243)

Financing Activities
Net (decrease) increase in revolving credit facility	(4,135)	17,639
Proceeds from issuance of long-term debt	585	—
Repayment of debt and capital lease obligations	(239)	(39)
Payment of deferred financing cost	(68)	—
Dividends paid	(663)	(666)
Proceeds from exercise of stock options, including excess tax benefit of $183 and $811 in fiscal 2009 and 2008	1,059	3,912
Net cash (used in) provided by financing activities	(3,461)	20,846

Effect of exchange rate changes on cash	(11)	38

Net change in cash	150	(1,204)
Cash at beginning of period	13,738	7,243

Cash at end of period	$13,888	$6,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes, net of refunds	$911	$956
Cash paid for interest	$5,008	$4,968

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007

Net Income	$24,831	$13,917

Other comprehensive income
Foreign currency translation adjustment	(49)	148
Unrealized gain on cash flow hedge, net of tax of $899	1,531	—

Total comprehensive income	$26,313	$14,065

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Recently Issued Accounting Pronouncements

Effective April 1, 2008, the Company adopted Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”).  EITF 06-10 states that an employer should recognize a liability for postretirement benefits based on the applicable life insurance arrangements.  The Company recognized a cumulative-effect adjustment of  $2,991 reducing the April 1, 2008 balance of retained earnings and creating a long-term liability.  The adoption of this EITF will not have a significant impact on the Company’s future results of operations, financial condition or liquidity.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160.  The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company’s financial condition and results of operations.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123(R), using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($183 and $811 for the three months ended June 30, 2008 and June 30, 2007, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options recognized under SFAS 123(R) for the three months ended June 30, 2008 and June 30, 2007 was $805 and $540, respectively, and, in accordance with Staff Accounting Bulletin (“SAB”) 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated.

INTANGIBLE ASSETS

Intangible assets cost and accumulated amortization at June 30, 2008 were $129,920 and $54,427, respectively.  Intangible assets cost and accumulated amortization at March 31, 2008 were $129,920 and $51,432, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at June 30, 2008 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at June 30, 2008 had a weighted-average life of 10.3 years.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2008 were $74,082 and $39,818, respectively, and at March 31, 2008 were $74,082 and $38,087, respectively.  Gross cost and accumulated

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortization of noncompete agreements, customer relationships and other at June 30, 2008 were $55,838 and $14,609, respectively, and at March 31, 2008 were $55,838 and $13,345, respectively.  Amortization expense for the three months ended June 30, 2008 and 2007 was $2,995 and $2,599, respectively.  Amortization expense for the fiscal year ended March 31, 2009 and the succeeding five fiscal years by year is expected to be as follows: 2009: $11,980; 2010: $11,807; 2011: $10,022; 2012: $8,495; 2013: $8,350; and 2014: $7,377.

3.  ACQUISITIONS

FISCAL 2008 ACQUISITIONS

Acquisition of B. & R. Machine & Tool Corp.

Effective February 27, 2008, the Company acquired the assets and business of B. & R. Machine & Tool Corp. (“B&R”) through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures – Long Island, LLC.  Triumph Structures – Long Island, LLC provides aircraft structural components and dynamic parts and assemblies for commercial and military aerospace programs. The results for Triumph Structures – Long Island, LLC are included in the Company’s Aerospace Systems segment.

The purchase price for B&R of $84,044 includes cash paid at closing, estimated deferred payments and direct costs of the transaction.  Included in the estimated deferred payments is an earnout note for $13,000.  Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2009, 2010 and 2011 are $3,500, $4,500 and $5,000, respectively.  The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $34,635 was recorded as goodwill, all of which is tax deductible. The Company has also identified intangible assets valued at approximately $20,000 with a weighted-average life of 10 years. The Company is awaiting final valuation of inventory and final appraisals of tangible and intangible assets related to its acquisition of B&R.  Accordingly, the Company has recorded its best estimate of the value of inventory, intangible assets and property and equipment.  In addition, the Company is currently estimating cost of goods sold for this subsidiary utilizing estimated gross profit rates.  Therefore, the allocation of purchase price for the acquisition of B&R is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the B & R acquisition:

Accounts receivable	$4,392
Inventory	10,000
Prepaids and other	6
Deferred tax asset	295
Property and equipment	10,013
Goodwill	45,365
Intangible assets	20,000
Total assets	$90,071
Accounts payable	$3,019
Accrued expenses	3,758
Other current liabilities	786
Other long-term liability	2,508
Total liabilities	$10,071

The B&R acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The acquisition was funded by the Company’s long-term borrowings in place at the date of acquisition.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The following unaudited pro forma information for the Company for the three months ended June 30, 2007 has been prepared assuming the B&R acquisition had occurred on April 1, 2007. The pro forma information for the three months ended June 30, 2007 is as follows: Net sales: $285,369; Income from continuing operations: $18,109; Income per share from continuing operations - basic: $1.10; Income per share from continuing operations – diluted:  $1.05.

The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation based on the estimated fair market value of the property and equipment acquired, and the amortization of the intangible assets arising from the transactions.  The unaudited pro forma financial information is not necessarily indicative of the results of operations of the Company as it would have been had the transaction been effected on the assumed date.

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

Revenues of discontinued operations were $2,099 and $4,464 for the three months ended June 30, 2008 and June 30, 2007, respectively.  The loss from discontinued operations was $1,203 and $3,894, net of income tax benefit of $648 and $2,097 for the three months ended June 30, 2008 and June 30, 2007, respectively.  Interest expense of $681 and $756 was allocated to discontinued operations for the quarter ended  June 30, 2008 and June 30, 2007, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	JUNE 30,	MARCH 31,
	2008	2008
Assets held for sale:
Accounts receivable, net	$8,437	$7,689
Inventories	11,654	11,272
Property, plant and equipment	5,716	5,711
Other	37	91
Total assets held for sale	$25,844	$24,763
Liabilities held for sale:
Accounts payable	$1,706	$1,378
Accrued expenses	890	1,253
Deferred tax liabilities and other	2,277	1,956
Total liabilities held for sale	$4,873	$4,587

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2008	2008
Raw materials	$32,900	$31,937
Manufactured and purchased components	132,792	133,343
Work-in-process	130,193	117,061
Finished goods	85,515	79,326
Total inventories	$381,400	$361,667

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2008	2008

Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	189,615	193,750
Subordinated promissory notes	13,000	13,000
Other debt	12,159	11,813
	416,024	419,813
Less current portion	1,036	1,010
	$414,988	$418,803

Credit Facility

On October 20, 2006, the Company amended the existing amended and restated credit agreement (the “Credit Facility”) with its lenders to increase the Credit Facility to $350,000 from $250,000, extend the maturity date to June 30, 2011 and amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 0.625% and 2.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.

On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year. The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

At June 30, 2008, there were $189,615 in borrowings and $5,903 in letters of credit outstanding under the facility.  At March 31, 2008 there were $193,750 in borrowings and $5,941 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of June 30, 2008, the Company had borrowing capacity under this facility of $154,482 after reductions for borrowings and letters of credit outstanding under the facility.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

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

The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. Debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2008.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended June 30, 2008 and June 30, 2007, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of June 30, 2008 and June 30, 2007, respectively.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended June 30, 2008 and June 30, 2007 was $58.98 and $62.72, respectively.  Therefore, 283,930 and 487,444 additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended June 30, 2008 and June 30, 2007, respectively.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Interest Rate Swap

The Company uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility.  The Company does not use derivatives for trading or speculative purposes.  While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged.  The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings.  The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value.  SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In March 2008, the Company entered into an $85,000 floating-to-fixed interest rate swap agreement (the “Swap”), maturing June 2011.  Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly.  The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt under the Credit Facility.  To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings on the revolver at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.  The Swap’s fair value of $1,899 is included in other assets on the consolidated balance sheet and the corresponding change in fair value is included in other comprehensive income, a component of stockholders’ equity.   For the three months ended June 30, 2008, $29 of losses were reclassified into earnings from accumulated other comprehensive income.

7.               FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  On April 1, 2008, the provisions of SFAS 157 became effective for financial assets and financial liabilities of the Company.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.               FAIR VALUE MEASUREMENTS (Continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets reported at fair value and measured on a recurring basis as of June 30, 2008:

Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Derivatives, net	$ 1,196	—	$ 1,196	—

The fair value of the derivative contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.  The fair value of the Company’s Notes was $218,195 and $247,874 as of June 30, 2008 and March 31, 2008, respectively.

8.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	JUNE 30,
	(in thousands)
	2008	2007

Weighted average common shares outstanding - basic	16,373	16,458
Net effect of dilutive stock options	234	259
Potential common shares - convertible debt	284	487
Weighted average common shares outstanding – diluted	16,891	17,204

9.  INCOME TAXES

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  The cumulative effect of adoption of FIN 48 has been recorded as a charge of $291 to retained earnings, an increase of $66 to net deferred income tax liabilities and an increase of $225 to income taxes payable as of April 1, 2007.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  INCOME TAXES (Continued)

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of June 30, 2008 and March 31, 2008, the total amount of accrued income tax-related interest and penalties was $471 and $433, respectively.

As of June 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits was $2,988 and $2,950, respectively, of which $2,735 and $2,698, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by $1,140 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

As of June 30, 2008, the Company’s previous examinations in state jurisdictions were settled without adjustment.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

10.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2008 through June 30, 2008:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2008	$330,175	$53,565	$383,740
Purchase price allocation adjustments	876	—	876
Effect of exchange rate changes and other	(23)	—	(23)
Balance, June 30, 2008	$331,028	$53,565	$384,593

11.  SEGMENTS

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  SEGMENTS (Continued)

Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 17 operating locations at June 30, 2008.

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment’s operations repair and overhaul thrust reversers, nacelle components and flight control surfaces.  The segment’s operations also perform repair and overhaul services and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007
Net sales:
Aerospace systems	$258,232	$217,280
Aftermarket services	62,968	58,313
Elimination of inter-segment sales	(644)	(589)
	$320,556	$275,004

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$46,070	$30,329
Aftermarket services	3,887	5,728
Corporate	(6,629)	(5,803)
	43,328	30,254
Interest expense and other	3,427	3,207
	$39,901	$27,047

Depreciation and amortization:
Aerospace systems	$8,603	$7,258
Aftermarket services	3,503	3,202
Corporate	67	63
	$12,173	$10,523

Capital expenditures:
Aerospace systems	$9,154	$7,126
Aftermarket services	2,147	2,297
Corporate	62	411
	$11,363	$9,834

	JUNE 30,	MARCH 31,
	2008	2008
Total Assets:
Aerospace systems	$1,035,658	$1,034,294
Aftermarket services	331,884	321,757
Corporate	32,252	34,021
Discontinued Operations	25,844	24,763
	$1,425,638	$1,414,835

During the three months ended June 30, 2008 and 2007, the Company had foreign sales of $71,142 and $56,181, respectively.

12.         SUBSEQUENT EVENT

On July 10, 2008, the Company amended the Credit Facility with its lenders primarily to allow for an asset securitization facility of up to $125,000 and amend certain other terms and covenants.  Coincident with the amendment, the Company exercised the accordion feature of the Credit Facility, to increase the Credit Facility to $370,000 from $350,000.

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

•                  Net sales for the first quarter of the fiscal year ending March 31, 2009 increased 17% to $320.6 million

•                  Operating income in the first quarter of fiscal 2009 increased 43% to $43.3 million

•                  Income from continuing operations for the first quarter of fiscal 2009 increased 46% to $26.0 million

•                  Backlog increased 4% over the first quarter of the prior year to $1.2 billion

•                  Income from continuing operations of $1.54 per diluted common share

•                  Generated $14.9 million of cash flow from operating activities

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we are reaffirming our revenue guidance and are now increasing full year earnings per share from continuing operations to be at least $5.25.  During the quarter ended June 30, 2008, several airlines have announced an intention to reduce capacity in the very near term in response to the rise in the price of oil.  This may create some mild pressure on our ability to grow sales and earnings of our Aftermarket Services segment.

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007

	QUARTER ENDED
	JUNE 30,
	2008	2007
	(dollars in thousands)
Net Sales	$320,556	$275,004

Segment Operating Income	$49,957	$36,057
Corporate Expenses	(6,629)	(5,803)
Total Operating Income	43,328	30,254
Interest Expense and Other	3,427	3,207
Income Tax Expense	13,867	9,236
Income from continuing operations	26,034	17,811
Loss from discontinued operations, net	(1,203)	(3,894)
Net income	$24,831	$13,917

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Net sales increased by $45.6 million, or 16.6%, to $320.6 million for the quarter ended June 30, 2008 from $275.0 million for the quarter ended June 30, 2007.  The acquisition of the assets of B. & R. Machine & Tool Corp. (“B&R”), now Triumph Structures — Long Island, LLC, contributed $11.7 million of the net sales increase.  Excluding the effects of the B&R acquisition, organic sales growth was $33.9 million, or 12.3%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of growth in global air traffic.

Segment operating income increased by $13.9 million, or 38.6%, to $50.0 million for the quarter ended June 30, 2008 from $36.1 million for the quarter ended June 30, 2007.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved execution and the contribution of $3.5 million from the B&R acquisition, partially offset by increases in payroll, power-by-the-hour contract charges, litigation costs, depreciation and amortization, and healthcare expenses.

Corporate expenses increased by $0.8 million, or 14.2%, to $6.6 million for the quarter ended June 30, 2008 from $5.8 million for the quarter ended June 30, 2007; however, excluding a $1.8 million insurance reimbursement related to product liability claims in the prior year quarter, corporate expenses decreased primarily due to a decline in litigation costs.

Interest expense and other increased by $0.2 million, or 6.9%, to $3.4 million for the quarter ended June 30, 2008 compared to $3.2 million for the prior year period.  This increase was due to amortization of debt issuance costs and seller note interest, partially offset by lower interest rates on our revolving credit facility.

The effective income tax rate for the quarter ended June 30, 2008 was 34.7% compared to 33.9% for the quarter ended June 30, 2007.  The increase in the tax rate was primarily due to the expiration of the research and experimentation tax credit in December 2007. For the fiscal year ending March 31, 2009, the Company expects its effective tax rate to be approximately 35%.

Loss from discontinued operations before income taxes was $1.9 million for the quarter ended June 30, 2008, compared with a loss from discontinued operations before income taxes of $6.0 million, which included an impairment charge of $4.0 million, for the first quarter ended June 30, 2007.  The benefit for income taxes was $0.6 million for the quarter ended June 30, 2008 compared to a benefit of $2.1 million in the prior year period.

Business Segment Performance

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services segment’s operations repair and

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

overhaul thrust reversers, nacelle components and flight control surfaces. The Aftermarket Services operations also perform repair and overhaul services, and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

	QUARTER ENDED JUNE 30,		%	% OF TOTAL SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
NET SALES
Aerospace Systems	$258,232	$217,280	18.8%	80.6%	79.0%
Aftermarket Services	62,968	58,313	8.0%	19.6%	21.2%
Elimination of inter-segment sales	(644)	(589)	(9.3)%	(0.2)%	(0.2)%
Total Net Sales	$320,556	$275,004	16.6%	100.0%	100.0%

	QUARTER ENDED JUNE 30,		%	% OF SEGMENT SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$46,070	$30,329	51.9%	17.8%	14.0%
Aftermarket Services	3,887	5,728	(32.1)%	6.2%	9.8%
Corporate	(6,629)	(5,803)	(14.2)%	n/a	n/a
Total Segment Operating Income	$43,328	$30,254	43.2%	13.5%	11.0%

Aerospace Systems: The Aerospace Systems segment net sales increased by $41.0 million, or 18.8%, to $258.2 million for the quarter ended June 30, 2008 from $217.3 million for the quarter ended June 30, 2007. The increase was primarily due to increased sales to our OEM customers of $29.2 million driven by increased aircraft build rates, improved execution, increased market penetration and the additional sales associated with the acquisition of the assets and business of B. & R. Machine & Tool Corp. (now Triumph Structures – Long Island, LLC).

Aerospace Systems segment operating income increased by $15.7 million, or 51.9%, to $46.1 million for the quarter ended June 30, 2008 from $30.3 million for the quarter ended June 30, 2007. Operating income increased due to higher margins generated on increased sales volume as described above partially offset by increases in staffing, litigation, amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $4.7 million, or 8.0%, to $63.0 million for the quarter ended June 30, 2008 from $58.3 million for the quarter ended June 30, 2007. This increase was due to growth in global commercial air traffic and U.S. military maintenance requirements resulting in increased demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $1.8 million, or 32.1%, to $3.9 million for the quarter ended June 30, 2008 from $5.7 million for the quarter ended June 30, 2007.  Operating income decreased primarily due to a charge of $1.5 million related to a change in estimates used in accounting for a power-by-the-hour contract and a $1.3 million charge for the early termination of a maintenance contract partially offset by higher margins attained on increased sales volume as described above, as well as decreases in payroll and incentive compensation expenses.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the three months ended June 30, 2008, we generated approximately $14.9 million of cash flows in operating activities, used approximately $11.3 million in investing activities and used approximately $3.5 million in financing activities.

As of June 30, 2008, $154.5 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2008, an aggregate amount of approximately $189.6 million was outstanding under the Credit Facility, $175.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 3.4% per annum, and $14.6 million of which was accruing interest at the overnight rate of 3.3% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.62% at June 30, 2008).  The proceeds of the Series 2005A Bonds of up to $0.5 million are being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million are being used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.62% at June 30, 2008).  As of June 30, 2008, $0.6 million was drawn against the 2008 bonds.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004.  The Company has been producing the component parts for this LTSA at a loss since 2006 which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company is required to make a total of four payments of $0.5 million upon successful transition of the component parts by the customer to other vendors.  A payment of $0.5 million was made in October 2007.  The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve.  As of June 30, 2008, the recorded loss reserve was $2.1 million.  If the transition is completed earlier than December 31, 2008, or the quantity, price or cost of units delivered by the Company is different than anticipated under the settlement agreement, an adjustment to the recorded loss reserve may be required. Because we cannot determine the extent of re-sourcing that may occur or the timing of the re-sourcing, we monitor progress and make appropriate adjustments, as may be necessary, to the loss contract reserve on a periodic basis.

Capital expenditures were approximately $11.4 million for the three months ended June 30, 2008, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $70.0 million for our fiscal year ending March

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

31, 2009.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

Contractual Obligations	Payments Due by Period
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$416,024	$1,030	$199,457	$207,367	$8,164
Debt Interest (2)	23,217	5,808	11,588	3,496	2,325
Operating Leases	72,495	18,443	27,986	9,848	16,218
Purchase Obligations	357,848	266,482	86,044	5,276	46
Total	$869,584	$291,769	$325,075	$225,987	$26,753

(1) Included in the Company’s balance sheet at June 30, 2008.

(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $3.0 million as of June 30, 2008 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made pension contributions of $2.7 million and $0.6 million in fiscal 2008 and 2007, respectively.  These contributions include payments related to a supplemental executive retirement plan of $2.3 million in fiscal 2008, and payments to our union pension plans of $0.4 million and $0.6 million in fiscal 2008 and 2007, respectively.  We expect to make total pension contributions of $3.2 million to our pension plans during fiscal 2009.  For further information, refer to footnote 10, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC in May 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There has been no material change in this information.

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

As of June 30, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 6.   Exhibits.

Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President, CFO and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President, CFO and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 1, 2008
Richard C. Ill, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	August 1, 2008
M. David Kornblatt, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 1, 2008
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)