Form 10-Q
period 2008-09-30
TRIUMPH GROUP INC /
filed 2008-10-31
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008.

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

Common Stock, par value $0.001 per share, 16,580,337 shares outstanding as of September 30, 2008.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)

	SEPTEMBER 30,	MARCH 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$13,065	$13,738
Accounts receivable, less allowance for doubtful accounts of $4,632 and $4,723	190,807	207,975
Inventories	382,117	361,667
Assets held for sale	26,253	24,763
Deferred income taxes	1,130	1,450
Prepaid expenses and other	6,651	5,207
Total current assets	620,023	614,800
Property and equipment, net	327,849	324,095
Goodwill	383,939	383,740
Intangible assets, net	72,480	78,488
Other, net	15,192	13,712
Total assets	$1,419,483	$1,414,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$92,624	$120,117
Accrued expenses	85,173	83,397
Liabilities related to assets held for sale	4,389	4,587
Income taxes payable	856	1,509
Current portion of long-term debt	4,548	1,010
Total current liabilities	187,590	210,620

Long-term debt, less current portion	389,204	418,803
Income taxes payable, non-current	1,463	1,437
Deferred income taxes and other	100,904	91,246

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,768,424 and 16,731,324 shares issued	16	16
Capital in excess of par value	289,816	288,154
Treasury stock, at cost, 188,087 and 213,950 shares	(10,552)	(12,003)
Accumulated other comprehensive income	2,289	2,950
Retained earnings	458,753	413,612
Total stockholders’ equity	740,322	692,729
Total liabilities and stockholders’ equity	$1,419,483	$1,414,835

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Net sales	$323,391	$279,772	$643,947	$554,776

Operating costs and expenses:
Cost of products sold	228,139	199,729	451,959	393,615
Selling, general and administrative	40,153	37,743	81,388	78,084
Depreciation and amortization	12,385	10,457	24,558	20,980
	280,677	247,929	557,905	492,679

Operating income	42,714	31,843	86,042	62,097
Interest expense and other	3,067	3,566	6,494	6,773
Income from continuing operations before income taxes	39,647	28,277	79,548	55,324
Income tax expense	13,578	9,575	27,445	18,811
Income from continuing operations	26,069	18,702	52,103	36,513
Loss from discontinued operations, net	(1,093)	(1,472)	(2,296)	(5,366)
Net income	$24,976	$17,230	$49,807	$31,147

Earnings per share—basic:
Income from continuing operations	$1.59	$1.13	$3.18	$2.21
Loss from discontinued operations, net	(0.07)	(0.09)	(0.14)	(0.33)
Net Income	$1.52	$1.04	$3.04	$1.89 *

Weighted average common shares outstanding—basic	16,386	16,524	16,379	16,491

Earnings per share—diluted:
Income from continuing operations	$1.57	$1.05	$3.14	$2.08
Loss from discontinued operations, net	(0.07)	(0.08)	(0.14)	(0.31)
Net Income	$1.50	$0.97	$3.00	$1.78 *

Weighted average common shares outstanding—diluted	16,607	17,827	16,619	17,539

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

* Difference due to rounding.

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows

(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Operating Activities
Net income	$49,807	$31,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,558	20,980
Other amortization included in interest expense	847	807
Provision for doubtful accounts receivable	933	637
Provision for deferred income taxes	6,919	2,792
Employee stock compensation	1,617	1,295
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	15,798	(8,901)
Inventories	(19,113)	(38,241)
Prepaid expenses and other current assets	117	939
Accounts payable, accrued expenses and income taxes payable	(28,282)	(4,769)
Changes in discontinued operations	(1,688)	(1,479)
Other	(517)	(898)
Net cash provided by operating activities	50,996	4,309

Investing Activities
Capital expenditures	(24,880)	(21,533)
Proceeds from sale of assets and businesses	322	5,010
Cash used for businesses and intangible assets acquired	—	(1,527)
Net cash used in investing activities	(24,558)	(18,050)

Financing Activities
Net (decrease) increase in revolving credit facility	(26,814)	16,075
Proceeds from issuance of long-term debt	1,257	130
Repayment of debt and capital lease obligations	(504)	(5,588)
Payment of deferred financing cost	(723)	—
Dividends paid	(1,326)	(1,332)
Proceeds from exercise of stock options, including excess tax benefit of $196 and $1,409 in fiscal 2009 and 2008	1,121	6,043

Net cash (used in) provided by financing activities	(26,989)	15,328

Effect of exchange rate changes on cash	(122)	298

Net change in cash	(673)	1,885
Cash at beginning of period	13,738	7,243

Cash at end of period	$13,065	$9,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes, net of refunds	$19,659	$12,600
Cash paid for interest	$7,017	$7,703

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Net income	$24,976	$17,230	$49,807	$31,147
Other comprehensive income Foreign currency translation adjustment	(1,759)	787	(1,808)	935
Unrealized (loss)/gain on cash flow hedge, net of tax (benefit)/provision of $(226) and $673	(384)	—	1,147	—

Total comprehensive income	$22,833	$18,017	$49,146	$32,082

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160.  The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 does not require additional fair value measurements but defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement was to be effective for the Company as of April 1, 2008.  However, in February 2008 the FASB issued FSP No. 157-1, which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis.  Effective April 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2.  The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations.  The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123(R), using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($196 and $1,409 for the six months ended September 30, 2008 and September 30, 2007, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options recognized under SFAS 123(R) for the three months ended September 30, 2008 and September 30, 2007 was $812 and $755, respectively, and for the six months ended September 30, 2008 and September 30, 2007 was $1,617 and $1,295, respectively.  In accordance with Staff Accounting Bulletin (“SAB”) 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Intangible Assets

Intangible assets cost and accumulated amortization at September 30, 2008 were $129,920 and $57,440, respectively.  Intangible assets cost and accumulated amortization at March 31, 2008 were $129,920 and $51,432, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at September 30, 2008 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at September 30, 2008 had a weighted-average life of 10.3 years.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2008 were $74,082 and $41,573, respectively, and at March 31, 2008 were $74,082 and $38,087, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at September 30, 2008 were $55,838 and $15,867, respectively, and at March 31, 2008 were $55,838 and $13,345, respectively.  Amortization expense for the three and six months ended September 30, 2008 and 2007 was $3,013 and $6,008 and $2,604 and $5,203, respectively.  Amortization expense for the fiscal year ended March 31, 2009 and the succeeding five fiscal years by year is expected to be as follows: 2009: $12,034; 2010: $11,828; 2011: $10,043; 2012: $8,516; 2013: $8,356; and 2014: $7,354.

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

The purchase price for B&R of $84,044 includes cash paid at closing, estimated deferred payments, assumption of debt and direct costs of the transaction.  Included in the estimated deferred payments is an earnout note for $13,000.  Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2009, 2010 and 2011 are $3,500, $4,500 and $5,000, respectively.  The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $34,608 was recorded as goodwill, all of which is tax deductible. The Company has also identified intangible assets valued at approximately $20,000 with a weighted-average life of 10 years. The Company is awaiting final valuation of inventory and final appraisal of intangible assets related to its acquisition of B&R.  Accordingly, the Company has recorded its best estimate of the value of inventory and intangible assets.  In addition, the Company is

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.               ACQUISITIONS (Continued)

currently estimating cost of goods sold for this subsidiary utilizing estimated gross profit rates.  Therefore, the allocation of purchase price for the acquisition of B&R is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the B&R acquisition:

Accounts receivable	$4,416
Inventory	10,000
Prepaids and other	6
Deferred tax asset	295
Property and equipment	9,962
Goodwill	45,392
Intangible assets	20,000
Total assets	$90,071

Accounts payable	$3,019
Accrued expenses	3,758
Other current liabilities	786
Other long-term liability	2,508
Total liabilities	$10,071

The B&R acquisition has been accounted for under the purchase method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The acquisition was funded by the Company’s long-term borrowings in place at the date of acquisition.

The following unaudited pro forma information for the Company for the three and six months ended September 30, 2007 has been prepared assuming the B&R acquisition had occurred on April 1, 2006. The pro forma information for the three and six months ended September 30, 2007 is as follows: Net sales: $290,248 and $575,617; Income from continuing operations: $19,352 and $37,461; Income per share from continuing operations - basic: $1.17 and $2.27; Income per share from continuing operations – diluted:  $1.09 and $2.14.

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

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2007, the Company sold the assets of Triumph Precision, Inc., a build-to-specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems segment.  The effective date of the sale was July 1, 2007.  The Company recognized a pre-tax loss of $650 on the sale of the business, which included costs to sell of $150.  The Company has also decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services segment that specializes in producing high quality hot gas path components for aero and land based gas turbines.  The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell.  The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment.  For financial

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $2,729 and $4,828, and $2,171 and $6,635 for the three and six months ended September 30, 2008 and September 30, 2007, respectively.  The loss from discontinued operations was $1,093 and $2,296, and $1,472 and $5,366, net of income tax benefit of $588 and $1,236, and $792 and $2,889 for the three and six months ended September 30, 2008 and September 30, 2007, respectively.  Interest expense of $711 and $1,392, and $769 and $1,525 was allocated to discontinued operations for the three and six months ended September 30, 2008 and September 30, 2007, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

On October 6, 2008, the Company exercised the buy-out provision in the operating lease on its casting facility.  Accordingly, in the quarter ending December 31, 2008, the property, plant and equipment related to the assets held for sale will increase by approximately $3,600.

Assets and liabilities held for sale are comprised of the following:

	SEPTEMBER 30,	MARCH 31,
	2008	2008
Assets held for sale:
Accounts receivable, net	$8,570	$7,689
Inventories	11,843	11,272
Property, plant and equipment	5,812	5,711
Other	28	91
Total assets held for sale	$26,253	$24,763
Liabilities held for sale:
Accounts payable	$1,417	$1,378
Accrued expenses	881	1,253
Deferred tax liabilities and other	2,091	1,956
Total liabilities held for sale	$4,389	$4,587

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	SEPTEMBER 30,	MARCH 31,
	2008	2008
Raw materials	$31,081	$31,937
Manufactured and purchased components	141,492	133,343
Work-in-process	133,773	117,061
Finished goods	75,771	79,326
Total inventories	$382,117	$361,667

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30,	MARCH 31,
	2008	2008

Convertible senior subordinated notes	$201,250	$201,250
Revolving credit facility	166,936	193,750
Subordinated promissory notes	13,000	13,000
Other debt	12,566	11,813
	393,752	419,813
Less current portion	4,548	1,010
	$389,204	$418,803

Credit Facility

On July 10, 2008, the Company amended the existing amended and restated credit agreement (the “Credit Facility”) with its lenders primarily to allow for an asset securitization facility of up to $125,000 and to amend certain other terms and covenants.  Coincident with the amendment, the Company exercised the accordion feature of the Credit Facility to increase the Credit Facility to $370,000 from $350,000.  The Credit Facility bears interest at either:  (i) LIBOR plus between 0.625% and 2.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.

At September 30, 2008, there were $166,936 in borrowings and $5,966 in letters of credit outstanding under the facility.  At March 31, 2008 there were $193,750 in borrowings and $5,941 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of September 30, 2008, the Company had borrowing capacity under this facility of $197,098 after reductions for borrowings and letters of credit outstanding under the facility.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended September 30, 2008 the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of September 30, 2008.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended September 30, 2008 and September 30, 2007 was $50.36 and $74.95, respectively.  Therefore, as of the fiscal quarter ended September 30, 2008, there were no additional shares included in the diluted earnings per share calculation.  As of the fiscal quarter ended September 30, 2007, there were an additional 1,010,840 shares included in the diluted earnings per share calculation.  The average price of the Company’s common stock for the six months ended September 30, 2008 and September 30, 2007 was $54.65 and $68.82, respectively.  Therefore, as of the six months ended September 30, 2008 and September 30, 2007, there were an additional 13,425 and 771,587 shares, respectively, included in the diluted earnings per share calculation.

Interest Rate Swap

The Company uses an interest rate swap, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility.  The Company does not use derivatives for trading or speculative purposes.  While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged.  The Company has assessed the counterparty credit risk related to this agreement and has identified no material impact to the fair values as of September 30, 2008.  The Company accounts for its interest rate swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value.  SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In March 2008, the Company entered into an $85,000 floating-to-fixed interest rate swap agreement (the “Swap”), maturing June 2011.  Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly.  The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt.  To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.  The Swap’s fair value of $1,289 at September 30, 2008 is included in other assets on the consolidated balance sheet and the corresponding change in fair value, net of tax, is included in other comprehensive income, a component of stockholders’ equity.  For the six months ended September 30, 2008, $102 of losses were reclassified into earnings from accumulated other comprehensive income.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

Asset Securitization Program

In August 2008, the Company entered into a receivable securitization facility (“Securitization Facility”).  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of September 30, 2008, the maximum amount available under the facility, which currently expires in August 2013, was $125,000.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.  The program fee is 35 basis points at September 30, 2008.  Additionally, the commitment fee is 30 basis points at September 30, 2008.  At September 30, 2008, there were no borrowings outstanding under the Securitization Facility.  In connection with entering into the Securitization Facility, the Company incurred approximately $590 of costs, which were deferred and are being amortized over the life of the facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

7.  FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  On April 1, 2008, the provisions of SFAS 157 became effective for financial assets and financial liabilities of the Company.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.  FAIR VALUE MEASUREMENTS (Continued)

The following table provides the assets reported at fair value and measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Derivative, net of tax of $477	$812	$—	$812	—

The fair value of the derivative contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

8.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007

Weighted average common shares outstanding - basic	16,386	16,524	16,379	16,491
Net effect of dilutive stock options	221	292	227	277
Potential common shares - convertible debt	—	1,011	13	771
Weighted average common shares outstanding – diluted	16,607	17,827	16,619	17,539

9.  INCOME TAXES

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  The cumulative effect of adoption of FIN 48 has been recorded as a charge of $291 to retained earnings, an increase of $66 to net deferred income tax liabilities and an increase of $225 to income taxes payable as of April 1, 2007.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of September 30, 2008 and March 31, 2008, the total amount of accrued income tax-related interest and penalties was $493 and $433, respectively.

As of September 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits was $2,995 and $2,950, respectively, of which $2,743 and $2,698, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by approximately $1,140 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  INCOME TAXES (Continued)

As of September 30, 2008, the Company’s previous examinations in state jurisdictions were settled without adjustment.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2005, state or local examinations for fiscal years ended before March 31, 2004, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2006.

10.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2008 through September 30, 2008:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2008	$330,175	$53,565	$383,740
Purchase price allocation adjustments	903	—	903
Effect of exchange rate changes and other	(704)	—	(704)
Balance, September 30, 2008	$330,374	$53,565	$383,939

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

Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 17 operating locations at September 30, 2008.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Net sales:
Aerospace systems	$257,569	$220,511	$515,801	$437,791
Aftermarket services	66,481	60,054	129,449	118,367
Elimination of inter-segment sales	(659)	(793)	(1,303)	(1,382)
	$323,391	$279,772	$643,947	$554,776

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$46,515	$31,135	$92,585	$61,464
Aftermarket services	2,896	4,825	6,783	10,553
Corporate	(6,697)	(4,117)	(13,326)	(9,920)
	42,714	31,843	86,042	62,097
Interest expense and other	3,067	3,566	6,494	6,773
	$39,647	$28,277	$79,548	$55,324

Depreciation and amortization:
Aerospace systems	$8,787	$7,353	$17,390	$14,611
Aftermarket services	3,532	3,034	7,035	6,236
Corporate	66	70	133	133
	$12,385	$10,457	$24,558	$20,980

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  SEGMENTS (Continued)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Capital expenditures:
Aerospace systems	$8,757	$6,531	$17,911	$13,657
Aftermarket services	4,335	5,034	6,482	7,331
Corporate	425	134	487	545
	$13,517	$11,699	$24,880	$21,533

	SEPTEMBER 30,	MARCH 31,
	2008	2008
Total Assets:
Aerospace systems	$1,023,087	$1,034,294
Aftermarket services	334,236	321,757
Corporate	35,907	34,021
Discontinued Operations	26,253	24,763
	$1,419,483	$1,414,835

During the three months ended September 30, 2008 and 2007, the Company had international sales of $69,277 and $58,166, respectively.  During the six month period ended September 30, 2008 and 2007, the Company had international sales of $140,419 and $114,347, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build to print components, assemblies and systems primarily for the global aerospace OEM market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

Financial highlights for the three and six months ended September 30, 2008 include:

•                  Net sales for the second quarter of the fiscal year ending March 31, 2009 increased 16% to $323.4 million

•                  Operating income in the second quarter of fiscal 2009 increased 34% to $42.7 million

•                  Income from continuing operations for the second quarter of fiscal 2009 increased 39% to $26.1 million

•                  Backlog increased 7% over the second quarter of the prior year to $1.3 billion

•                  Income from continuing operations of $1.57 per diluted common share for the second quarter was a 50% increase versus the prior year quarter

•                  For the first six months of fiscal 2009, we generated $51.0 million of cash flow from operating activities

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we are reaffirming our revenue guidance and increasing full year earnings per share from continuing operations to be at least $5.40.  This reflects our conclusion that the net overall effect of the existing positive and negative trends in our markets and the economy generally, although difficult to assess, will support such financial results.  Among the positive trends we have considered are the following:

•                  Recent statements by Boeing and Airbus indicating continued strength in general in their end markets.

•                  Recent statements by Boeing that financing remains available to its customers through third parties and, if it becomes necessary in some cases, could be made available to its customers through Boeing’s credit arm.

•                  The continued financial and operational strength generally reported by the other aircraft manufacturers that we serve.

•                  Recent indications that U.S. air carriers are beginning efforts to modernize their fleets, which could lead to increased or extended demand for new aircraft containing our products.

•                  Continued strength in orders received by our companies from customers in all of our markets: commercial, regional, business and military.

•                  The potential of higher oil prices, which has increased demand for new, more fuel-efficient aircraft containing our products.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

We continue to monitor the effects of significant negative trends that have the potential to adversely affect our business, including without limitation the following:

•                  The current work stoppage at Boeing by its largest union, which has already had a modest adverse impact on our financial results, and would have a more significant adverse impact on our future results depending on its duration, which is uncertain.

•                  The severe reduction in the worldwide availability of credit in the financial markets, which, if prolonged, has the potential to adversely affect sales of aircraft containing our products.

•                  The possibility that the current reduction in economic activity being experienced in the U.S. and, to varying degrees, around the world will adversely affect the demand for air travel and, in turn, the demand for aerospace products and services.

•                  A continuation of the extreme fluctuations in the price of oil, or the possibility of a return to high prices for oil, which could increase the cost of air travel and consequently adversely affect demand for our products and services.

While our assessment of the foregoing conflicting trends leads us presently to expect the increased earnings per share for fiscal year 2009 noted above, there can be no assurance that our assessment of these trends will prove to be correct, nor any assurance that other events or trends will cause our actual results to differ from those expected.

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007

	QUARTER ENDED
	SEPTEMBER 30,
	2008	2007
	(dollars in thousands)
Net Sales	$323,391	$279,772

Segment Operating Income	$49,411	$35,960
Corporate Expenses	(6,697)	(4,117)
Total Operating Income	42,714	31,843
Interest Expense and Other	3,067	3,566
Income Tax Expense	13,578	9,575
Income from continuing operations	$26,069	$18,702
Loss from discontinued operations, net	(1,093)	(1,472)
Net income	$24,976	$17,230

Net sales increased by $43.6 million, or 15.6%, to $323.4 million for the quarter ended September 30, 2008 from $279.8 million for the quarter ended September 30, 2007.  The acquisition of the assets of B. & R. Machine & Tool Corp. (“B&R”), now Triumph Structures – Long Island, LLC, contributed $12.4 million of the net sales increase.  Organic sales growth was $31.2 million, or 11.2%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, increased market penetration and the additional sales associated with the

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

acquisition of the assets and business of B&R, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of increased market penetration.

Segment operating income increased by $13.5 million, or 37.4%, to $49.4 million for the quarter ended September 30, 2008 from $36.0 million for the quarter ended September 30, 2007.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved execution, the contribution from the B&R acquisition and reduced litigation costs, partially offset by increases in payroll, power-by-the-hour contract charges, depreciation and amortization, and healthcare expenses.

Corporate expenses increased by $2.6 million, or 62.7%, to $6.7 million for the quarter ended September 30, 2008 from $4.1 million for the quarter ended September 30, 2007.  However, excluding a $0.5 million insurance reimbursement related to product liability claims in the prior year quarter and a decline in litigation costs of $0.3 million, corporate expenses increased only $1.8 million primarily due to workers compensation and healthcare expenses.

Interest expense and other decreased by $0.5 million, or 14.0%, to $3.1 million for the quarter ended September 30, 2008 compared to $3.6 million for the prior year period.  This decrease was due to lower interest rates on our revolving credit facility partially offset by seller note interest and interest on capital leases.

The effective income tax rate for the quarter ended September 30, 2008 was 34.2% compared to 33.8% for the quarter ended September 30, 2007.  The increase in the tax rate was primarily due to the expiration of the research and experimentation tax credit in December 2007.  In the third quarter ending December 31, 2008, we will recognize the benefit of the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  This will result in a global effective tax rate for the full fiscal year ending March 31, 2009 of approximately 32.5%.

Loss from discontinued operations before income taxes was $1.7 million for the quarter ended September 30, 2008, compared with a loss from discontinued operations before income taxes of $2.3 million.  The benefit for income taxes remained unchanged at $0.6 million for the quarter ended September 30, 2008 compared to the prior year period.

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

The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the Aftermarket Services segment’s operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The Aftermarket Services operations also perform repair and overhaul services, and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Business Segment Performance – Three months ended September 30, 2008 compared to three months ended September 30, 2007.

	QUARTER ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
NET SALES
Aerospace Systems	$257,569	$220,511	16.8%	79.6%	78.8%
Aftermarket Services	66,481	60,054	10.7%	20.6%	21.5%
Elimination of inter-segment sales	(659)	(793)	(16.9)%	(0.2)%	(0.3)%
Total Net Sales	$323,391	$279,772	15.6%	100.0%	100.0%

	QUARTER ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$46,515	$31,135	49.4%	18.1%	14.1%
Aftermarket Services	2,896	4,825	(40.0)%	4.4%	8.0%
Corporate	(6,697)	(4,117)	(62.7)%	n/a	n/a
Total Segment Operating Income	$42,714	$31,843	34.1%	13.2%	11.4%

Aerospace Systems: The Aerospace Systems segment net sales increased by $37.1 million, or 16.8%, to $257.6 million for the quarter ended September 30, 2008 from $220.5 million for the quarter ended September 30, 2007. The increase was primarily due to increased sales to our OEM customers of $24.7 million driven by increased aircraft build rates, increased market penetration and the additional sales associated with the acquisition of the assets and business of B&R.

Aerospace Systems segment operating income increased by $15.4 million, or 49.4%, to $46.5 million for the quarter ended September 30, 2008 from $31.1 million for the quarter ended September 30, 2007. Operating income increased due to higher margins generated on increased sales volume as described above, improved execution and decreased litigation costs, partially offset by increases in staffing, amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $6.4 million, or 10.7%, to $66.5 million for the quarter ended September 30, 2008 from $60.1 million for the quarter ended September 30, 2007. This increase was due to increased market penetration in the repair and overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility.

Aftermarket Services segment operating income decreased by $1.9 million, or 40.0%, to $2.9 million for the quarter ended September 30, 2008 from $4.8 million for the quarter ended September 30, 2007.  Operating income decreased primarily due to a change in estimates used in accounting for power-by-the-hour contracts, and write-off of bad debts partially offset by higher margins attained on increased sales volume as described above, as well as decreases in payroll and incentive compensation expenses.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Six months ended September 30, 2008 compared to six months ended September 30, 2007.

	Six Months Ended
	September 30,
	2008	2007
	(dollars in thousands)
Net Sales	$643,947	$554,776

Segment Operating Income	$99,368	$72,017
Corporate Expenses	(13,326)	(9,920)
Total Operating Income	86,042	62,097
Interest Expense and Other	6,494	6,773
Income Tax Expense	27,445	18,811
Income from continuing operations	$52,103	$36,513
Loss from discontinued operations, net	(2,296)	(5,366)
Net Income	$49,807	$31,147

Net sales increased by $89.2 million, or 16.1%, to $643.9 million for the six months ended September 30, 2008 from $554.8 million for the six months ended September 30, 2007.  The acquisition of the assets and business of B&R contributed $24.1 million of the net sales increase.  Organic sales growth was $65.1 million, or 11.7%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, increased market penetration and the additional sales associated with the acquisition of the assets and business of B&R, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of increased market penetration.

Segment operating income increased by $27.4 million, or 38.0%, to $99.4 million for the six months ended September 30, 2008 from $72.0 million for the six months ended September 30, 2007.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved execution, the contribution from the B&R acquisition and reduced litigation costs, partially offset by increases in payroll, power-by-the-hour contract charges, depreciation and amortization, and healthcare expenses.

Corporate expenses increased by $3.4 million, or 34.3%, to $13.3 million for the six months ended September 30, 2008 from $9.9 million for the six months ended September 30, 2007.  Corporate expenses for the six months ended September 30, 2007 were reduced by a $2.3 million insurance reimbursement related to product liability claims.  The net, year over year remaining increase of $1.1 million in corporate expenses was primarily due to increased healthcare costs, partially offset by a decline in litigation costs.

Interest expense and other decreased by $0.3 million, or 4.1%, to $6.5 million for the six months ended September 30, 2008 compared to $6.8 million for the prior year period.  This decrease was due to lower interest rates on our revolving credit facility partially offset by seller note interest.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The effective income tax rate for the six months ended September 30, 2008 was 34.5% compared to 33.8% for the six months ended September 30, 2007.  The increase in the tax rate was primarily due to the expiration of the research and experimentation tax credit in December 2007.  In the third quarter ending December 31, 2008, we will recognize the benefit of the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  This will result in a global effective tax rate for the full fiscal year ending March 31, 2009 of approximately 32.5%.

Loss from discontinued operations before income taxes was $3.5 million for the six months ended September 30, 2008, compared with a loss from discontinued operations before income taxes of $8.3 million, which included an impairment charge of $4.0 million, for the first quarter ended September 30, 2007.  The benefit for income taxes was $1.2 million for the six months ended September 30, 2008 compared to a benefit of $2.9 million in the prior year period.

Business Segment Performance – Six months ended September 30, 2008 compared to six months ended September 30, 2007.

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
NET SALES
Aerospace Systems	$515,801	$437,791	17.8%	80.1%	78.9%
Aftermarket Services	129,449	118,367	9.4%	20.1%	21.3%
Elimination of inter-segment sales	(1,303)	(1,382)	(5.7)%	(0.2)%	(0.2)%
Total Net Sales	$643,947	$554,776	16.1%	100.0%	100.0%

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$92,585	$61,464	50.6%	17.9%	14.0%
Aftermarket Services	6,783	10,553	(35.7)%	5.2%	8.9%
Corporate	(13,326)	(9,920)	(34.3)%	n/a	n/a
Total Segment Operating Income	$86,042	$62,097	38.6%	13.4%	11.2%

Aerospace Systems: The Aerospace Systems segment net sales increased by $78.0 million, or 17.8%, to $515.8 million for the six months ended September 30, 2008 from $437.8 million for the six months ended September 30, 2007. The increase was primarily due to increased sales to our OEM customers of $53.9 million driven by increased aircraft build rates, increased market penetration and the additional sales associated with the acquisition of the assets and business of B&R.

Aerospace Systems segment operating income increased by $31.1 million, or 50.6%, to $92.6 million for the six months ended September 30, 2008 from $61.5 million for the six months ended September 30, 2007. Operating income increased due to higher margins generated on increased sales volume as described above, improved execution and reduced litigation costs, partially offset by increases in staffing, amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $11.1 million, or 9.4%, to $129.4 million for the six months ended September 30, 2008 from $118.4 million for the six months ended September 30, 2007. This increase was due to increased market penetration in the repair and

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility.

Aftermarket Services segment operating income decreased by $3.8 million, or 35.7%, to $6.8 million for the six months ended September 30, 2008 from $10.6 million for the six months ended September 30, 2007.  Operating income decreased primarily due to a change in estimates used in accounting for power-by-the-hour contracts and additional charges for the early termination of a maintenance contract partially offset by higher margins attained on increased sales volume as described above, as well as decreases in payroll and incentive compensation expenses.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the six months ended September 30, 2008, we generated approximately $51.0 million of cash flows from operating activities, used approximately $24.6 million in investing activities primarily for capital expenditures and used approximately $27.0 million in financing activities primarily as a result of repayment of approximately $26.8 million under our revolving credit facility.

On July 10, 2008, the Company amended the existing amended and restated credit agreement (the “Credit Facility”) with its lenders primarily to allow for an asset securitization facility of up to $125.0 million and amend certain other terms and covenants.  Coincident with the amendment, the Company exercised the accordion feature of the Credit Facility, to increase the Credit Facility to $370.0 million from $350.0 million.

As of September 30, 2008, $197.1 million was available under our Credit Facility.  On September 30, 2008, an aggregate amount of approximately $166.9 million was outstanding under the Credit Facility, $160.0 million of which was accruing interest at LIBOR plus applicable basis points totaling 3.9% per annum, and $6.9 million of which was accruing interest at the overnight rate of 4.8% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In August 2008, the Company entered into a receivable securitization facility (“Securitization Facility”).  In connection with Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of September 30, 2008, the maximum amount available under the facility, which currently expires in August 2013, was $125.0 million.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.  The program fee is 35 basis points at September 30, 2008.  Additionally, the commitment fee is 30 basis points at September 30, 2008.  At September 30, 2008, there were no borrowings outstanding under the Securitization Facility.  The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”   The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.51% at September 30, 2008).  The proceeds of the Series 2005A Bonds of up to $0.5 million are being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million are being used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.51% at September 30, 2008).  As of September 30, 2008, $0.6 million was drawn against the 2008 bonds.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004.  The Company has been producing the component parts for this LTSA at a loss since 2006 which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement establishes a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company is required to make a total of four payments of $0.5 million upon successful transition of the component parts by the customer to other vendors.  A payment of $0.5 million was made in October 2007.  The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve.  As of September 30, 2008, the remaining reserve was $1.5 million to cover the remaining transition payments.  New pricing has been agreed upon with the customer, in which all future components to be delivered are expected to result in a positive margin.

Capital expenditures were approximately $24.9 million for the six months ended September 30, 2008, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $55.0 to $60.0 million for our fiscal year ending March 31, 2009.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$393,752	$4,548	$178,263	$202,220	$8,721
Debt Interest (2)	30,027	8,423	16,109	3,343	2,152
Operating Leases	69,031	17,577	26,996	8,239	16,219
Purchase Obligations	355,700	263,028	87,498	5,137	37
Total	$848,510	$293,576	$308,866	$218,939	$27,129

(1) Included in the Company’s balance sheet at September 30, 2008.

(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $3.0 million as of September 30, 2008 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

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

We believe that cash generated by operations and borrowings under the Credit Facility and the Securitization Facility will be sufficient to meet anticipated cash requirements for our current operations.  However, we have a stated policy to grow through acquisition and are continuously evaluating various acquisition opportunities.  As a result, we currently are pursuing the potential purchase of a number of candidates.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility and Securitization Facility might be fully utilized and additional funding sources, such as the sale of debt or equity securities, may be needed.  In light of the current liquidity crisis in the credit markets, there can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

Management’s Discussion and Analysis of

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

As of September 30, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 1.  Legal Proceedings

On July 9, 2004, Eaton Corporation and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC (now named Triumph Actuation Systems, LLC), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law. In particular, the complaint alleged the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation.  Triumph Actuation Systems and the individual defendants filed separate responses to Eaton’s claims. Triumph Actuation Systems filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina’s Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. We and defendant Jeff Frisby, President of Triumph Actuation Systems at the time the engineer defendants were hired, moved to dismiss the complaint for lack of personal jurisdiction.

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

On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007.  The defendant engineers subsequently filed pretrial motions, including motions to dismiss.  On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment.  On August 13, 2008, on the government’s appeal of the dismissal as to three of the seven counts dismissed, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal.  The government has filed a petition for panel rehearing as to two of the three counts covered by its appeal, and that petition remains pending.  The trial date will be continued during the pendency of the appeal.  No charges have been brought against Triumph Actuation Systems or us, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

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

On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter’s prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench.  Judge DeLaughter has since been suspended from the bench.  Triumph Actuation Systems has also filed other motions relating to this alleged inappropriate relationship, including a motion for sanctions.  Judge Yerger has ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter’s rulings in the case from the time Mr. Peters became involved.  In the meantime, all other proceedings in the case have been stayed.  No trial date has been set.  It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Item 1A.  Risk Factors

The following risk factors represent an update of the risk factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations.  A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2008.  Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components.  Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable.  We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past.  When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income.  Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations.  The financial condition of some of our airline customers has in recent months improved somewhat from levels of significant weakness, but continues to carry some degree of credit risk, as well as possibly negative implications for their ability to fund the acquisition of new aircraft for their fleet. In addition, continued extreme fluctuations in the price of oil, or the possibility of a return to high prices for oil, could increase the cost of operations to the airlines and the cost of air travel, and consequently adversely affect the demand for our products and services.  Most recently, the severe reduction in the worldwide availability of credit in the financial markets, if prolonged, has the potential to adversely affect sales of aircraft containing our products.  Moreover, the current slowdown in economic activity being experienced in the United States and, to varying degrees, around the world may adversely affect the demand for air travel and consequently adversely affect the demand for aerospace products and services.  These or other events may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

A significant decline in business with a key customer could have a material adverse effect on us.  For the year ended March 31, 2008, The Boeing Company, or Boeing, represented approximately 22.5% of net sales.  Accordingly, a significant reduction in purchases by this customer could have a material adverse impact on our financial position, results of operations, and cash flows. The current work stoppage at Boeing by its largest union has already had a modest adverse impact on our financial results and would have a more significant adverse impact on future results depending on its duration, which is uncertain.  In addition to the current work stoppage, Boeing’s current contract with another significant union expires December 31, 2008.  Any work stoppage by that union could also have an adverse effect on our financial results.  In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 24, 2008.  At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.	Election of four persons to the Company’s Board of Directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are elected and qualified.

Richard C. Ill:

	13,468,123	For
	1,726,059	Withheld

Claude F. Kronk:

	13,582,394	For
	1,611,788	Withheld

Richard C. Gozon:

	13,586,665	For
	1,607,517	Withheld

George Simpson

	13,732,167	For
	1,462,015	Withheld

	2.	Approval of the amendment to Triumph’s Amended and Restated Certificate of Incorporation.

	10,426,801	For
	4,751,414	Against
	15,966	Abstain
	0	Broker Non-Votes

	3.	Ratification of the selection of Ernst & Young LLP as independent accounting firm for the Company for the fiscal year ending March 31, 2009.

	15,014,243	For
	172,535	Against
	7,407	Abstain
	0	Broker Non-Votes

Item 6.	Exhibits.

	Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
	Exhibit 31.2	Certification by Senior Vice President, CFO and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
	Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.
	Exhibit 32.2	Certification of Periodic Report by Senior Vice President, CFO and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Action of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	October 31, 2008
Richard C. Ill, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	October 31, 2008
M. David Kornblatt, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	October 31, 2008
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)