Form 10-Q
period 2008-12-31
TRIUMPH GROUP INC /
filed 2009-02-06
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008.

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

Common Stock, par value $0.001 per share, 16,576,777 shares outstanding as of December 31, 2008.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	DECEMBER 31,	MARCH 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$16,828	$13,738
Accounts receivable, less allowance for doubtful accounts of $4,894 and $4,723	180,343	207,975
Inventories	366,026	350,937
Rotable assets	26,262	23,392
Assets held for sale	29,834	24,763
Deferred income taxes	67	1,450
Prepaid expenses and other	6,993	5,207
Total current assets	626,353	627,462
Property and equipment, net	311,753	311,433
Goodwill	383,873	383,740
Intangible assets, net	69,725	78,488
Other, net	13,454	13,712
Total assets	$1,405,158	$1,414,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$79,295	$120,117
Accrued expenses	78,219	83,397
Liabilities related to assets held for sale	3,535	4,587
Income taxes payable	796	1,509
Current portion of long-term debt	79,562	1,010
Total current liabilities	241,407	210,620

Long-term debt, less current portion	297,291	418,803
Income taxes payable, non-current	1,472	1,437
Deferred income taxes and other	106,340	91,246

Stockholders’ equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 16,763,984 and 16,731,324 shares issued	16	16
Capital in excess of par value	290,565	288,154
Treasury stock, at cost, 187,207 and 213,950 shares	(10,503)	(12,003)
Accumulated other comprehensive income	(626)	2,950
Retained earnings	479,196	413,612
Total stockholders’ equity	758,648	692,729
Total liabilities and stockholders’ equity	$1,405,158	$1,414,835

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007

Net sales	$285,243	$275,099	$929,190	$829,875

Operating costs and expenses:
Cost of products sold	204,398	198,637	656,357	592,252
Selling, general and administrative	38,687	36,983	120,075	115,067
Depreciation and amortization	11,727	10,753	36,285	31,733
	254,812	246,373	812,717	739,052

Operating income	30,431	28,726	116,473	90,823
Interest expense and other	3,305	3,310	9,799	10,083
Gain on early extinguishment of debt	(1,777)	—	(1,777)	—
Income from continuing operations before income taxes	28,903	25,416	108,451	80,740
Income tax expense	6,957	7,493	34,402	26,304
Income from continuing operations	21,946	17,923	74,049	54,436
Loss from discontinued operations, net	(818)	(1,206)	(3,114)	(6,572)
Net income	$21,128	$16,717	$70,935	$47,864

Earnings per share—basic:
Income from continuing operations	$1.34	$1.08	$4.52	$3.30
Loss from discontinued operations, net	(0.05)	(0.07)	(0.19)	(0.40)
Net Income	$1.29	$1.01	$4.33	$2.90

Weighted average common shares outstanding—basic	16,387	16,563	16,382	16,515

Earnings per share—diluted:
Income from continuing operations	$1.33	$1.00	$4.47	$3.07
Loss from discontinued operations, net	(0.05)	(0.07)	(0.19)	(0.37)
Net Income	$1.28	$0.93	$4.28	$2.70

Weighted average common shares outstanding—diluted

16,551

18,002

16,584

17,706

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)  (unaudited)

	NINE MONTHS ENDED
	DECEMBER 31,
	2008	2007
Operating Activities
Net income	$70,935	$47,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,285	31,733
Gain on early extinguishment of debt	(1,777)	—
Other amortization included in interest expense	1,479	1,208
Provision for doubtful accounts receivable	1,402	808
Provision for deferred income taxes	9,337	6,432
Employee stock compensation	2,366	2,021
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	25,675	2,626
Inventories	(13,572)	(48,894)
Rotable assets	(2,870)	(2,751)
Prepaid expenses and other current assets	(1,098)	1,122
Accounts payable, accrued expenses and income taxes payable	(44,577)	(15,334)
Changes in discontinued operations	(6,123)	(3,856)
Other	(671)	(116)
Net cash provided by operating activities	76,791	22,863

Investing Activities
Capital expenditures	(31,252)	(34,948)
Proceeds from sale of assets and businesses	737	5,280
Cash used for businesses and intangible assets acquired	—	(1,527)
Net cash used in investing activities	(30,515)	(31,195)

Financing Activities
Net (decrease) increase in revolving credit facility	(108,750)	11,600
Proceeds from issuance of long-term debt	76,550	161
Retirement of long-term debt	(8,223)	—
Repayment of debt and capital lease obligations	(760)	(5,656)
Payment of deferred financing cost	(988)	(72)
Dividends paid	(1,989)	(2,001)
Proceeds from exercise of stock options, including excess tax benefit of $196 and $1,709 in fiscal 2009 and 2008	1,148	7,241

Net cash (used in) provided by financing activities	(43,012)	11,273

Effect of exchange rate changes on cash	(174)	431

Net change in cash	3,090	3,372
Cash at beginning of period	13,738	7,243

Cash at end of period	$16,828	$10,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$20,761	$17,790
Cash paid for interest	$11,756	$12,500

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007

Net income	$21,128	$16,717	$70,935	$47,864
Other comprehensive income
Foreign currency translation adjustment	(119)	433	(1,927)	1,368
Unrealized loss on cash flow hedge, net of tax benefit of $1,643 and $970, respectively	(2,796)	—	(1,649)	—

Total comprehensive income	$18,213	$17,150	$67,359	$49,232

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The Company designs, engineers, manufactures, repairs and overhauls aircraft components and accessories. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers (“OEM”) of commercial, regional, business and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 13% and 17% of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the nine months ended December 31, 2008 were $213,727, or 23% of net sales, of which $180,230 and $33,497 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2007 were $189,939 or 23% of net sales, of which $155,275 and $34,664 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123(R), using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($196 and $1,709 for the nine months ended December 31, 2008 and 2007, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options recognized under SFAS 123(R) for the three months ended December 31, 2008 and 2007 was $749 and $726, respectively, and for the nine months ended December 31, 2008 and 2007 was $2,366 and $2,021, respectively.  In accordance with Staff Accounting Bulletin (“SAB”) 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

The Company’s operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under SFAS 142. Each operating segment has a president who is responsible for managing the segment and reporting to the president and CEO of the Company, the Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Each of the operating segments is comprised of a number of operating units which are considered to be components under SFAS 142. The operating units, for which discrete financial information is available, are aggregated for purposes of goodwill impairment testing. The Company’s acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

In order to test goodwill and intangible assets with indefinite lives under SFAS 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis and between annual tests in certain circumstances. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values.

During the third quarter of fiscal 2009, the Company’s market capitalization was less than the book value of its equity.  As a result, the Company performed an interim impairment test of its goodwill and intangible assets with indefinite lives.  For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. For the three and nine months ended December 31, 2008, or since the adoption of SFAS 142, no impairment charges have been incurred.

Intangible Assets

Intangible assets cost and accumulated amortization at December 31, 2008 were $129,920 and $60,195, respectively.  Intangible assets cost and accumulated amortization at March 31, 2008 were $129,920 and $51,432, respectively.  Intangible assets consists of two major classes: (i) product rights and licenses, which at December 31, 2008 had a weighted-average life of 11.3 years, and (ii) non-compete agreements, customer relationships and other, which at December 31, 2008 had a weighted-average life of 10.3 years.  Gross cost and accumulated amortization of product rights and licenses at December 31, 2008 were $74,082 and $43,326, respectively, and at March 31, 2008 were $74,082 and $38,087, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at December 31, 2008 were $55,838 and $16,869, respectively, and at March 31, 2008 were $55,838 and $13,345, respectively.  Amortization expense for the three and nine months ended December 31, 2008 and 2007 was $2,755 and $8,763 and $2,518 and $7,721, respectively.  Amortization expense for the fiscal year ended March 31, 2009 and the succeeding five fiscal years by year is expected to be as follows: 2009: $11,698; 2010: $11,492; 2011: $9,707; 2012: $8,180; 2013: $8,030; 2014: $7,020; and $22,361 thereafter.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The purchase price for B&R of $84,044 includes cash paid at closing, estimated deferred payments, assumption of debt and direct costs of the transaction.  Included in the estimated deferred payments is an earnout note for $13,000.  Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2009, 2010 and 2011 are $3,500, $4,500 and $5,000, respectively.  The excess of the purchase price over the preliminary estimated fair value of the net assets acquired of $45,392 was recorded as goodwill, all of which is tax deductible. The Company has also identified intangible assets valued at approximately $20,000 with a weighted-average life of 10 years. The Company is awaiting final valuation of inventory and final appraisal of intangible assets related to its acquisition of B&R.  Accordingly, the Company has recorded its best estimate of the value of inventory and intangible assets.  In addition, the Company is currently estimating cost of goods sold for this subsidiary utilizing estimated gross profit rates.  Therefore, the allocation of purchase price for the acquisition of B&R is not complete and is subject to change.

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

The following unaudited pro forma information for the Company for the three and nine months ended December 31, 2007 has been prepared assuming the B&R acquisition had occurred on April 1, 2006. The pro forma information for the three and nine months ended December 31, 2007 is as follows: Net sales: $287,802 and $863,419; Income from continuing operations: $19,313 and $56,745; Income per share from continuing operations - basic: $1.17 and $3.44; Income per share from continuing operations — diluted:  $1.07 and $3.20.

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

Revenues of discontinued operations were $3,030 and $7,858, and $2,748 and $9,383 for the three and nine months ended December 31, 2008 and 2007, respectively.  The loss from discontinued operations was $818 and $3,114, and $1,206 and $6,572, net of income tax benefit of $441 and $1,677, and $650 and $3,539 for the three and nine months ended December 31, 2008 and 2007, respectively.  Interest expense of $759 and $2,151, and $590 and $2,115 was allocated to discontinued operations for the three and nine months ended December 31, 2008 and 2007, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

On October 6, 2008, the Company exercised the buy-out provision in the operating lease on its casting facility.  Accordingly, in the quarter ended December 31, 2008, the property, plant and equipment related to the assets held for sale increased by approximately $3,600.

Assets and liabilities held for sale are comprised of the following:

	DECEMBER 31,	MARCH 31,
	2008	2008
Assets held for sale:
Accounts receivable, net	$8,727	$7,689
Inventories	11,766	11,272
Property, plant and equipment	9,312	5,711
Other	29	91
Total assets held for sale	$29,834	$24,763
Liabilities held for sale:
Accounts payable	$995	$1,378
Accrued expenses	581	1,253
Deferred tax liabilities and other	1,959	1,956
Total liabilities held for sale	$3,535	$4,587

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	DECEMBER 31,	MARCH 31,
	2008	2008
Raw materials	$33,939	$31,937
Manufactured and purchased components	141,159	133,343
Work-in-process	116,105	117,061
Finished goods	74,823	68,596
Total inventories	$366,026	$350,937

6.  ROTABLE ASSETS

In the third quarter of fiscal 2009, the Company made a change to the classification of its inventory of rotable assets.  Rotable assets are those assets that can be repaired then reused by the Company in an exchange transaction through its maintenance, repair and overhaul businesses. The Company now classifies its inventory of rotable assets as a current asset whereas previously these assets were classified by the Company’s operating locations as either inventory or property and equipment.

The Company has reclassified amounts in its fiscal 2008 financial statements, included herein, to conform to the current year presentation.  Rotable assets of $23,392 as of March 31, 2008 are now shown separately within current assets in the accompanying consolidated balance sheets. This amount is comprised of $10,730 and $12,662 which was previously reported in inventory and property and equipment, net, respectively. Also, additions to rotable assets during the nine months ended December 31, 2007 of $3,305, originally classified as capital expenditures within investing activities, are now reflected in the accompanying consolidated statement of cash flows as a component of operating activities.  This change resulted in no impact to previously reported income from operations, net income or earnings per share.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31,	MARCH 31,
	2008	2008

Convertible senior subordinated notes	$191,250	$201,250
Revolving credit facility	85,000	193,750
Receivable securitization facility	75,000	—
Subordinated promissory notes	13,000	13,000
Other debt	12,603	11,813
	376,853	419,813
Less current portion	79,562	1,010
	$297,291	$418,803

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

At December 31, 2008, there were $85,000 in borrowings and $5,741 in letters of credit outstanding under the facility.  At March 31, 2008 there were $193,750 in borrowings and $5,941 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of December 31, 2008, the Company had borrowing capacity under this facility of $279,259 after reductions for borrowings and letters of credit outstanding under the facility.

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

During the fiscal quarter ended December 31, 2008, the Company paid $8,223 to purchase $10,000 of principal on the Notes, resulting in a gain on early extinguishment of debt of $1,777.

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended December 31, 2008 the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of December 31, 2008.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended December 31, 2008 and December 31, 2007 was $37.17 and $79.24, respectively.  Therefore, as of the fiscal quarter ended December 31, 2008, there were no additional shares included in the diluted earnings per share calculation.  As of the fiscal quarter ended December 31, 2007, there were an additional 1,156,422 shares included in the diluted earnings per share calculation.  The average price of the Company’s common stock for the nine months ended December 31, 2008 and December 31, 2007 was $48.78 and $72.31, respectively.  Therefore, as of the nine months ended December 31, 2008 and December 31, 2007, there were 0 and 912,735 additional shares, respectively, included in the diluted earnings per share calculation.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

Interest Rate Swap

The Company uses an interest rate swap, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility.  The Company does not use derivatives for trading or speculative purposes.  While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged.  The Company has assessed the counterparty credit risk related to this agreement and has identified no material impact to the fair values as of December 31, 2008.  The Company accounts for its interest rate swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value.  SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In March 2008, the Company entered into an $85,000 floating-to-fixed interest rate swap agreement (the “Swap”), maturing June 2011.  Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly.  The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt.  To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.  The Swap’s fair value of $3,150 at December 31, 2008 is included as a liability in Deferred income tax and other on the consolidated balance sheet and the corresponding change in fair value, net of tax, is included in other comprehensive income, a component of stockholders’ equity.   For the three and nine months ended December 31, 2008, $13 and $143 of losses were reclassified into earnings from accumulated other comprehensive income, respectively.

Asset Securitization Program

In August 2008, the Company entered into a receivable securitization facility (the “Securitization Facility”).  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of December 31, 2008, the maximum amount available under the facility, which currently expires in August 2009 with renewal options through August 2013, was $125,000.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 35 basis points at December 31, 2008.  Additionally, the commitment fee is 30 basis points at December 31, 2008.  At December 31, 2008, there was $75,000 outstanding under the Securitization Facility.  In connection with entering into the Securitization Facility, the Company incurred approximately $590 of costs, which were deferred and are being amortized over the life of the facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.  LONG-TERM DEBT (Continued)

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

8.  FAIR VALUE MEASUREMENTS

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

The following table provides the liabilities reported at fair value in Deferred income tax and other and measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Derivative, net of tax of $1,166	$(1,984)	$—	$(1,984)	$—

The fair value of the derivative contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	(in thousands)		(in thousands)
	2008	2007	2008	2007

Weighted average common shares outstanding - basic	16,387	16,563	16,382	16,515
Net effect of dilutive stock options	164	283	202	278
Potential common shares - convertible debt	—	1,156	—	913
Weighted average common shares outstanding – diluted	16,551	18,002	16,584	17,706

10.  INCOME TAXES

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of December 31, 2008 and March 31, 2008, the total amount of accrued income tax-related interest and penalties was $598 and $433, respectively.

As of December 31, 2008 and March 31, 2008, the total amount of unrecognized tax benefits was $2,693 and $2,950, respectively, of which $2,670 and $2,698, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by approximately $680 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

As of December 31, 2008, the Company’s previous examinations in state jurisdictions were settled without adjustment.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2008 through December 31, 2008:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2008	$330,175	$53,565	$383,740
Purchase price allocation adjustments	903	—	903
Effect of exchange rate changes and other	(770)	—	(770)
Balance, December 31, 2008	$330,308	$53,565	$383,873

12.  SEGMENTS

The Company is organized based on the products and services that it provides. Under this organizational structure, the Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluates performance and allocates resources based on operating income of each reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). Each segment has a president and controller who manage their respective segment. The segment president reports directly to the President and CEO of the Company, the Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131.  The segment presidents maintain regular contact with the CODM to discuss operating activities, financial results, forecasts and plans for the segment. The segment controllers have dual reporting responsibilities, reporting to both their segment president as well as the Corporate Controller.  The Company’s CODM evaluates performance and allocates resources based upon review of segment information. The CODM utilizes operating income as a primary measure of profitability.

Our Aerospace Systems segment consists of 34 operating locations, and the Aftermarket Services segment consists of 17 operating locations at December 31, 2008.

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

12.  SEGMENTS (Continued)

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007
Net sales:
Aerospace systems	$222,751	$213,025	$738,552	$650,816
Aftermarket services	63,107	62,728	192,556	181,095
Elimination of inter-segment sales	(615)	(654)	(1,918)	(2,036)
	$285,243	$275,099	$929,190	$829,875

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$34,269	$26,095	$126,854	$87,559
Aftermarket services	2,219	6,519	9,002	17,072
Corporate	(6,057)	(3,888)	(19,383)	(13,808)
	30,431	28,726	116,473	90,823
Interest expense and other	3,305	3,310	9,799	10,083
Gain on early extinguishment of debt	(1,777)	—	(1,777)	—
	$28,903	$25,416	$108,451	$80,740

Depreciation and amortization:
Aerospace systems	$8,498	$7,423	$25,888	$22,034
Aftermarket services	3,171	3,266	10,206	9,502
Corporate	58	64	191	197
	$11,727	$10,753	$36,285	$31,733

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.  SEGMENTS (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008	2007
Capital expenditures:
Aerospace systems	$6,097	$12,219	$24,008	$25,876
Aftermarket services	1,684	2,715	6,676	8,365
Corporate	81	162	568	707
	$7,862	$15,096	$31,252	$34,948

	DECEMBER 31,	MARCH 31,
	2008	2008
Total Assets:
Aerospace systems	$1,012,315	$1,034,294
Aftermarket services	325,971	321,757
Corporate	37,038	34,021
Discontinued operations	29,834	24,763
	$1,405,158	$1,414,835

During the three months ended December 31, 2008 and 2007, the Company had international sales of $64,653 and $57,194, respectively.  During the nine month period ended December 31, 2008 and 2007, the Company had international sales of $203,826 and $171,541, respectively.

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

Financial highlights for the three and nine months ended December 31, 2008 include:

•                  Net Sales for the third quarter of the fiscal year ending March 31, 2009 increased 3.7% to $285.2 million.

•                  Operating income in the third quarter of fiscal 2009 increased 5.9% to $30.4 million.

•                  Income from continuing operations for the third quarter of fiscal 2009 increased 22.4% to $21.9 million.

•                  Backlog increased 3.9% over the third quarter of the prior year.

•                  Income from continuing operations of $1.33 per diluted common share for the third quarter represented a 33% increase versus the prior year quarter.

For the first nine months of fiscal 2009, we generated $76.8 million of cash flows from operating activities.

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we are reaffirming our guidance on revenue and full year earnings per share from continuing operations.  This reflects our conclusion that the net overall effect of the existing positive and negative trends in our markets and the economy generally, although difficult to assess, will support such financial results.  Among the positive trends we have considered are the following:

•                  Recent statements by Boeing and Airbus indicating continued strength in general in their end markets and projected build rates.

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

While our assessment of the foregoing conflicting trends leads us presently to expect to maintain earnings per share for fiscal year 2009 noted above, there can be no assurance that our assessment of these trends will prove to be correct, nor any assurance that other events or trends will cause our actual results to differ from those expected.

RESULTS OF OPERATIONS

Quarter ended December 31, 2008 compared to quarter ended December 31, 2007

	QUARTER ENDED
	DECEMBER 31,
	2008	2007
	(dollars in thousands)
Net Sales	$285,243	$275,099

Segment Operating Income	$36,488	$32,614
Corporate Expenses	(6,057)	(3,888)
Total Operating Income	30,431	28,726
Interest Expense and Other	3,305	3,310
Gain on early extinguishment of debt	(1,777)	—
Income Tax Expense	6,957	7,493
Income from continuing operations	$21,946	$17,923
Loss from discontinued operations, net	(818)	(1,206)
Net income	$21,128	$16,717

Net sales increased by $10.1 million, or 3.7%, to $285.2 million for the quarter ended December 31, 2008 from $275.1 million for the quarter ended December 31, 2007.  The acquisition of the assets of B. & R. Machine & Tool Corp. (“B&R”), now Triumph Structures — Long Island, LLC, contributed $7.1 million of the net sales increase.

The Aerospace Systems segment benefited primarily from the additional sales associated with the acquisition of the assets and business of B&R and a favorable settlement of a retroactive pricing agreement, offset by the effect of the Boeing strike while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of increased market penetration.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Segment operating income increased by $3.9 million, or 11.9%, to $36.5 million for the quarter ended December 31, 2008 from $32.6 million for the quarter ended December 31, 2007.  Operating income growth was impacted by the contribution from the B&R acquisition, a favorable settlement of a retroactive pricing agreement and reduced litigation costs, partially offset by the effects of the Boeing strike, a charge to align the treatment of non-recurring engineering costs, a charge to terminate a defined benefit pension plan, increases in payroll, power-by-the-hour contract charges, depreciation and amortization, and healthcare expenses.

Corporate expenses increased by $2.2 million, or 55.8%, to $6.1 million for the quarter ended December 31, 2008 from $3.9 million for the quarter ended December 31, 2007, including higher workers compensation and healthcare expenses and the write-off of acquisition-related costs on a potential acquisition that was not consummated offset by a decline in litigation costs of $0.3 million.

Interest expense and other was $3.3 million for both the quarter ended December 31, 2008 and the quarter ended December 31, 2007.  During the fiscal quarter ended December 31, 2008, the Company paid $8.2 million to purchase $10.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $1.8 million.

The estimated effective income tax rate for the quarter ended December 31, 2008 was 23.6% compared to 29.0% for the quarter ended December 31, 2007.  In the third quarter ended December 31, 2008, we recognized a benefit for the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  This results in an estimated effective income tax rate for the full fiscal year ending March 31, 2009 of approximately 32.7%.

Loss from discontinued operations before income taxes was $1.3 million for the quarter ended December 31, 2008, compared with a loss from discontinued operations before income taxes of $1.9 million for the quarter ended December 31, 2007.  The benefit for income taxes for the quarter ended December 31, 2008 was $0.4 million compared to $0.7 million for the quarter ended December 31, 2007.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Business Segment Performance – Three months ended December 31, 2008 compared to three months ended December 31, 2007.

	QUARTER ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
NET SALES
Aerospace Systems	$222,751	$213,025	4.6%	78.1%	77.4%
Aftermarket Services	63,107	62,728	0.6%	22.1%	22.8%
Elimination of inter-segment sales	(615)	(654)	6.0%	(0.2)%	(0.2)%
Total Net Sales	$285,243	$275,099	3.7%	100.0%	100.0%

	QUARTER ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$34,269	$26,095	31.3%	15.4%	12.2%
Aftermarket Services	2,219	6,519	(66.0)%	3.5%	10.4%
Corporate	(6,057)	(3,888)	(55.8)%	n/a	n/a
Total Segment Operating Income	$30,431	$28,726	5.9%	10.7%	10.4%

Aerospace Systems: The Aerospace Systems segment net sales increased by $9.7 million, or 4.6%, to $222.7 million for the quarter ended December 31, 2008 from $213.0 million for the quarter ended December 31, 2007.  The increase includes increased sales to our OEM customers driven by improved execution, increased market penetration, additional sales associated with the acquisition of the assets and business of B&R, and a favorable settlement of a retroactive pricing agreement offset by the slow down in production associated with the Boeing strike which resulted in an estimated $26.0 million reduction in sales.

Aerospace Systems segment operating income increased by $8.2 million, or 31.3%, to $34.3 million for the quarter ended December 31, 2008 from $26.1 million for the quarter ended December 31, 2007. Operating income increased due to the favorable settlement of a retroactive pricing agreement, additional operating income associated with the acquisition of the assets and business of B&R and decreased litigation costs, partially offset by the slow down in production associated with the Boeing strike, a charge to align the treatment of non-recurring engineering costs, a charge to terminate a defined benefit pension plan, increases in staffing, amortization expenses and increased investments in research and development costs.

Aftermarket Services: The Aftermarket Services segment net sales increased by $0.4 million, or 0.6%, to $63.1 million for the quarter ended December 31, 2008 from $62.7 million for the quarter ended December 31, 2007. This increase was due to increased market penetration in the repair and overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility offset by decreases due to changes in product mix and certain other volume declines.

Aftermarket Services segment operating income decreased by $4.3 million, or 66.0%, to $2.2 million for the quarter ended December 31, 2008 from $6.5 million for the quarter ended December 31, 2007.  Operating income decreased primarily due to losses at the Phoenix auxiliary power unit (“APU”) operations resulting from production and operational inefficiencies, power-by-the-hour contract charges, partially offset by higher margins attained on increased sales volume as described above, as well as decreases in payroll and incentive compensation expenses.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007.

	Nine months ended
	December 31,
	2008	2007
	(dollars in thousands)
Net Sales	$929,190	$829,875

Segment Operating Income	$135,856	$104,631
Corporate Expenses	(19,383)	(13,808)
Total Operating Income	116,473	90,823
Interest Expense and Other	9,799	10,083
Gain on early extinguishment of debt	(1,777)	—
Income Tax Expense	34,402	26,304
Income from continuing operations	$74,049	$54,436
Loss from discontinued operations, net	(3,114)	(6,572)
Net Income	$70,935	$47,864

Net sales increased by $99.3 million, or 12.0%, to $929.2 million for the nine months ended December 31, 2008 from $829.9 million for the nine months ended December 31, 2007.  The acquisition of the assets and business of B&R contributed $31.2 million of the net sales increase.  Organic sales growth was $68.1 million, or 8.2%.

The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased aircraft build rates, increased market penetration, a favorable settlement of a retroactive pricing agreement, and the additional sales associated with the acquisition of the assets and business of B&R, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services as a result of increased market penetration.

Segment operating income increased by $31.2 million, or 29.8%, to $135.8 million for the nine months ended December 31, 2008 from $104.6 million for the nine months ended December 31, 2007.  Operating income growth was a direct result of margins attained on increased sales volume as described above, improved execution, the contribution from the B&R acquisition and reduced litigation costs, partially offset by increases in payroll, power-by-the-hour contract charges, depreciation and amortization, and healthcare expenses.

Corporate expenses increased by $5.6 million, or 40.4%, to $19.4 million for the nine months ended December 31, 2008 from $13.8 million for the nine months ended December 31, 2007.  Corporate expenses for the nine months ended December 31, 2007 were reduced by a $2.3 million insurance reimbursement related to product liability claims.  The net, year over year remaining increase of $3.3 million in corporate expenses was primarily due to increased healthcare costs, partially offset by a decline in litigation costs.

Interest expense and other decreased by $0.3 million, or 2.8%, to $9.8 million for the nine months ended December 31, 2008 compared to $10.1 million for the prior year period.  This decrease was due to lower interest rates on our revolving credit facility partially offset by interest on our receivable securitization facility and seller note interest.  During the fiscal quarter ended December 31, 2008, the Company paid $8.2 million to purchase $10.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $1.8 million.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The estimated effective income tax rate for the nine months ended December 31, 2008 was 31.6% compared to 32.2% for the nine months ended December 31, 2007.  In the third quarter ended December 31, 2008, we recognized a benefit for the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  This results in an estimated effective income tax rate for the full fiscal year ending March 31, 2009 of approximately 32.7%.

Loss from discontinued operations before income taxes was $4.8 million for the nine months ended December 31, 2008, compared with a loss from discontinued operations before income taxes of $10.1 million for the nine months ended December 31, 2007, which included an impairment charge of $4.0 million.  The benefit for income taxes was $1.7 million for the nine months ended December 31, 2008 compared to a benefit of $3.5 million in the prior year period.

Business Segment Performance – Nine months ended December 31, 2008 compared to nine months ended December 31, 2007.

	NINE MONTHS ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
NET SALES
Aerospace Systems	$738,552	$650,816	13.5%	79.5%	78.4%
Aftermarket Services	192,556	181,095	6.3%	20.7%	21.8%
Elimination of inter-segment sales	(1,918)	(2,036)	(5.8)%	(0.2)%	(0.2)%
Total Net Sales	$929,190	$829,875	12.0%	100.0%	100.0%

	NINE MONTHS ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2008	2007	Change	2008	2007
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$126,854	$87,559	44.9%	17.2%	13.5%
Aftermarket Services	9,002	17,072	(47.3)%	4.7%	9.4%
Corporate	(19,383)	(13,808)	(40.4)%	n/a	n/a
Total Segment Operating Income	$116,473	$90,823	28.2%	12.5%	10.9%

Aerospace Systems: The Aerospace Systems segment net sales increased by $87.7 million, or 13.5%, to $738.5 million for the nine months ended December 31, 2008 from $650.8 million for the nine months ended December 31, 2007. The increase was primarily due to increased sales to our OEM customers driven by improved execution, increased aircraft build rates, increased market penetration, a favorable settlement of a retroactive pricing agreement, and the additional sales associated with the acquisition of the assets and business of B&R offset by the slow down in production associated with the Boeing strike resulting in an estimated $26.0 million reduction in sales.

Aerospace Systems segment operating income increased by $39.3 million, or 44.9%, to $126.9 million for the nine months ended December 31, 2008 from $87.6 million for the nine months ended December 31, 2007. Operating income increased due to the favorable settlement of a retroactive pricing agreement, and additional operating income associated with the acquisition of the assets and business of B&R, improved execution and reduced litigation costs, partially offset by the slow down in production associated with the Boeing strike, a charge to align the treatment of non-recurring engineering costs, a charge to terminate a defined benefit pension plan, increases in staffing, amortization expenses and increased investments in research and development costs.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aftermarket Services: The Aftermarket Services segment net sales increased by $11.5 million, or 6.3%, to $192.6 million for the nine months ended December 31, 2008 from $181.1 million for the nine months ended December 31, 2007. This increase was due to increased market penetration in the repair and overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility.

Aftermarket Services segment operating income decreased by $8.1 million, or 47.3%, to $9.0 million for the nine months ended December 31, 2008 from $17.1 million for the nine months ended December 31, 2007.  Operating income decreased primarily due to losses at the Phoenix APU operations resulting from production and operational inefficiencies, power-by-the-hour contract charges and additional charges for the early termination of a maintenance contract partially offset by higher margins attained on increased sales volume as described above, as well as decreases in payroll and incentive compensation expenses.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the nine months ended December 31, 2008, we generated approximately $76.8 million of cash flows from operating activities, used approximately $30.5 million in investing activities primarily for capital expenditures and used approximately $43.0 million in financing activities primarily as a result of the repayment of approximately $108.8 million under our revolving credit facility offset by proceeds from borrowings under our receivable securitization facility of $75.0 million.

On July 10, 2008, the Company amended the existing amended and restated credit agreement (the “Credit Facility”) with its lenders primarily to allow for a receivable securitization facility of up to $125.0 million and amend certain other terms and covenants.  Coincident with the amendment, the Company exercised the accordion feature of the Credit Facility to increase the Credit Facility to $370.0 million from $350.0 million.

As of December 31, 2008, $279.3 million was available under our Credit Facility.  On December 31, 2008, an aggregate amount of approximately $85.0 million was outstanding under the Credit Facility, which was accruing interest at LIBOR plus applicable basis points totaling 2.7% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

In August 2008, the Company entered into a receivable securitization facility (the “Securitization Facility”).  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of December 31, 2008, the maximum amount available under the facility, which currently expires in August 2013, was $125.0 million.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.  The program fee is 35 basis points at December 31, 2008.  Additionally, the commitment fee is 30 basis points at December 31, 2008.  At December 31, 2008, there was $75.0 million outstanding under the Securitization Facility included in current portion of long-term debt on the consolidated balance sheet.  The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”   The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 3.74% at December 31, 2008).  The proceeds of the Series 2005A Bonds of up to $0.5 million are being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, was issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million are being used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 3.25% at December 31, 2008).  As of December 31, 2008, $1.4 million was drawn against the 2008 bonds.

Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement (“LTSA”). The LTSA is related to the Company’s acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004.  The Company has been producing the component parts for this LTSA at a loss since 2006 which has been reserved for through a loss contract reserve. The agreement provided for the parties to establish a transition plan that provided for the customer to re-source the component parts from other suppliers, essentially terminating the Company’s requirement to provide future deliveries of these component parts. The agreement established a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company is required to make a total of four payments of $0.5 million upon successful transition of the component parts by the customer to other vendors.  A payment of $0.5 million was made in October 2007.  The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve.  As of December 31, 2008, the remaining reserve was $1.5 million to cover the remaining transition payments.  New pricing has been agreed upon with the customer, in which all future components to be delivered are expected to result in a positive margin.

On September 18, 2006, the Company issued $201.3 million in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the fiscal quarter ended December 31, 2008, the Company paid $8.2 million to purchase $10.0 million of principal on the Notes, resulting in a gain on early extinguishment of debt of $1.8 million.

Capital expenditures were approximately $31.3 million for the nine months ended December 31, 2008, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $40.0 million to $50.0 million for our fiscal year ending March 31, 2009.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$376,853	$79,562	$287,560	$808	$8,923
Debt Interest (2)	25,647	8,135	14,934	702	1,876
Operating Leases	60,855	11,848	25,965	6,812	16,230
Purchase Obligations	364,168	267,753	91,361	5,006	48
Total	$827,523	$367,298	$419,820	$13,328	$27,077

(1) Included in the Company’s balance sheet at December 31, 2008.
(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $2.7 million as of December 31, 2008 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

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

As of December 31, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007.  The defendant engineers subsequently filed pretrial motions, including motions to dismiss.  On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment.  On August 13, 2008, on the government’s appeal of the dismissal as to three of the seven counts dismissed, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal.  The government has filed a petition for panel rehearing as to two of the three counts covered by its appeal, and that petition remains pending.  The trial court has set trial to commence on April 13, 2009.  However, on January 21, 2009, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government’s appeal.  No charges have been brought against Triumph Actuation Systems or us, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers’ Fifth Amendment rights, discovery recommenced in late August 2007.  However, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion.  The case was reassigned to a new judge, Chief Judge W. Swan Yerger.

On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter’s prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench.  Judge DeLaughter has since been suspended from the bench.  Triumph Actuation Systems has also filed other motions relating to this alleged inappropriate relationship, including a motion for sanctions.  Judge Yerger has ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter’s rulings in the case from the time Mr. Peters became involved.  Although the court had stayed all other proceedings while conducting its review of the conduct of Mr. Peters, on

October 30, 2008, the court ordered that discovery resume while that review continues.  Trial is presently scheduled to begin on February 1, 2010.

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

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 6, 2009
Richard C. Ill, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	February 6, 2009
M. David Kornblatt, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 6, 2009
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)