Form 10-K
period 2009-03-31
TRIUMPH GROUP INC /
filed 2009-05-22
CIK 1021162

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of September 30, 2008, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $740 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2008. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

          The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on April 30, 2009 was 16,667,914.

Documents Incorporated by Reference

          Portions of the following document are incorporated herein by reference:

          The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2009 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

        In March 2009, we acquired Merritt Tool Company, Inc. (now Triumph Structures—East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems—UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls—UK and Triumph Controls—Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the "fiscal 2009 acquisitions". Through the addition of Triumph Actuation & Motion Control Systems—UK, we have added advanced control products for flight actuation and motor control applications in all-electric aircraft and Unmanned Aerial Vehicles ("UAVs"). Through the addition of Triumph Insulation Systems, we have enhanced our ability to provide a more comprehensive interiors solution to our current and future customers. In addition, through the additions of Triumph Structures—East Texas, Triumph Controls—UK and Triumph Controls—Germany, we have expanded our capacity and increased our market share in structural components and cable control systems. Also in March 2009, we announced that we will establish a new manufacturing facility in Zacatecas, Mexico to complement our existing manufacturing sites. Our investment is initially expected to amount to as much as $20 million over the next 24 months and will involve a significant number of our operating companies and a wide range of capabilities and technologies.

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

  •
  Stretch-formed leading edges and fuselage skins

  •
  Formed structural sheet metal components

  •
  Monolithic floors, bulkheads and frames

  •
  Floor beams

  •
  Landing gear components and assemblies

  •
  Complex composite structures

  •
  Composite floor panels, environmental control system ducting and non-structural composite flight deck, thermal-acoustic insulation and other interior components

  •
  Bonded components

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

  •
  Cockpit instrumentation

  •
  Interior sidewalls, ceiling panels and overhead bins

  •
  Ground support equipment

        Certain financial information about our two segments can be found in Note 22 of "Notes to Consolidated Financial Statements."

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

Operating Locations

        We conduct our business through operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at April 30, 2009:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AEROSPACE SYSTEMS GROUP

Construction Brevetees d'Alfortville	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	60

Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems— UK, Ltd. (formerly Saygrove Defence & Aerospace Group, Ltd.)	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	56

Triumph Actuation Systems— Clemmons(1) Triumph Actuation Systems— Freeport(1)	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	260

Triumph Actuation Systems— Connecticut	Triumph Actuation Systems— Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	154

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Actuation Systems— Valencia(1)	Triumph Actuation Systems— Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	222

Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems— Newport News, Inc.	Newport News, VA San Diego, CA Huntsville, AL New Haven, CT	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, and instrumentation assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	150

Triumph Aerospace Systems—Seattle	Triumph Actuation Systems— Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	49

Triumph Aerospace Systems— Wichita(1)	Triumph Aerospace Systems— Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	143

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including environmental control system ducting, floor panels, aisle stands and glare shields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	478

Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	154

Triumph Controls— Germany Triumph Controls—UK	Triumph Controls— Germany, GmbH (formerly aviation segment of Kongsberg Automotive) Triumph Controls— UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	30

Triumph Fabrications—Fort Worth(1)	Triumph Fabrication—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	136

Triumph Fabrications—Hot Springs	Triumph Fabrications— Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	381

Triumph Fabrications— Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	117

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Fabrications— San Diego(1) Triumph Fabrications— Phoenix	Triumph Fabrications—San Diego, Inc. Triumph Engineered Solutions, Inc.	El Cajon, CA Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	241

Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	449

Triumph Insulation Systems	Triumph Insulation Systems, LLC (formerly The Mexmil Company, LLC)	Santa Ana, CA Mexicali, Mexico Beijing, China(3)	Designs, manufactures and repairs thermal-acoustic insulation systems for commercial aerospace applications.	Commercial and Military OEMs.	928

Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	25

Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	95

Triumph Structures— East Texas	Triumph Structures—East Texas, Inc. (formerly Merritt Tool Company, Inc.)	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	96

Triumph Structures— Kansas City	Triumph Structures— Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	136

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Structures— Long Island	Triumph Structures— Long Island, LLC	Westbury, NY	Manufactures high quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	134

Triumph Structures— Los Angeles	Triumph Structures— Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	334

Triumph Structures— Wichita	Triumph Structures— Wichita, Inc.	Wichita, KS	Specializes in complex, high speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	168

Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	177

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AFTERMARKET SERVICES GROUP

Triumph Accessory Services—Wellington(1)(2)	The Triumph Group Operations, Inc.	Wellington, KS Milwaukee, WI	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	125

Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and air frame accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	119

Triumph Air Repair(1)(2)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	114

Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	137

Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	128

Triumph Engines— Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ Chandler, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	109

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Instruments— Burbank(1)	Triumph Instruments— Burbank, Inc.	Burbank, CA	Repairs and overhauls aircraft instrumentation, power systems and avionics. Distributes and repairs aircraft smoke detectors and industrial instrumentation.	Commercial, General Aviation and Military Aftermarket.	61

Triumph Instruments—Ft. Lauderdale(1) Triumph Instruments— Austin(1)	Triumph Instruments, Inc.	Ft. Lauderdale, FL Austin, TX	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Commercial, General Aviation and Military Aftermarket.	58

Triumph Interiors	Triumph Interiors, LLC	Oakdale, PA(1) Grand Prairie, TX(1)	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of PMA interior lighting and plastic components.	Commercial Aftermarket.	103

Triumph Logistics—UK	Triumph Logistics (UK) Ltd.	Basingstoke, UK	Provides distribution, exchange and lease programs for auxiliary power units (APUs), APU components and components supported by Triumph Group Companies.	Commercial, General Aviation and Military Aftermarket.	4

Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	31

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

DISCONTINUED OPERATIONS

Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	62

(1)
Designates FAA-certified repair station.

(2)
Designates SFAR 36 certification.

(3)
Through an affiliate, Triumph Insulation Systems, LLC manages a 50% interest in a joint venture operating in Beijing China, with Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China. Our interest in the joint venture is accounted for in our consolidated financial statements on the equity method.

Sales, Marketing and Engineering

        While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer's changing needs and current trends in each market/geographic region in which we operate.

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

        As of March 31, 2009, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,323 million, of which $1,282 million and $42 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2008, our continuing operations had outstanding purchase orders representing an aggregated invoice price of approximately $1,278 million, of which $1,246 million and $32 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $1,323 million, approximately $452 million will not be shipped by March 31, 2010.

Dependence on Significant Customer

        For the year ended March 31, 2009, the Boeing Company, or Boeing, represented approximately 23% of the net sales. A significant reduction in sales to Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.

United States and International Operations

        Our revenues from our continuing operations to customers in the United States for fiscal years 2009, 2008 and 2007 were approximately $974 million, $914 million, and $735 million, respectively. Our revenues from our continuing operations to customers in all other countries for fiscal years 2009, 2008 and 2007 were approximately $267 million, $237 million, and $202 million, respectively.

        As of March 31, 2009 and 2008, our long-lived assets for our continuing operations located in the United States were approximately $851 million and $775 million, respectively. As of March 31, 2009 and 2008, our long-lived assets for our continuing operations located in all other countries were approximately $63 million and $25 million, respectively.

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

        The license approval processes for the European Aviation Safety Agency (EASA was formed in 2002 and is handling most of the responsibilities of the national aviation authorities in Europe, such as the United Kingdom Civil Aviation Authority), which regulates this industry in the European Union, the Civil Aviation Administration of China, and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits.

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

        Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2009, for our continuing operations we employed 6,131 persons, of whom 649 were management employees, 85 were sales and marketing personnel, 728 were technical personnel, 631 were administrative personnel and 4,038 were production workers. As of March 31, 2009, for our discontinued operations, we employed 62 persons, of whom 7 were management employees, 14 were technical personnel, 10 were administrative personnel and 31 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 683 full-time employees. Currently, approximately 11.1% of our permanent employees are represented by labor unions and approximately 20.0% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Research and Development Expenses

        Certain information about our research and development expenses for the fiscal years ended March 31, 2009, 2008 and 2007 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	66	President and Chief Executive Officer
M. David Kornblatt	49	Senior Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	55	Vice President, General Counsel and Secretary
Kevin E. Kindig	52	Vice President and Controller

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

        Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

Available Information

        For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission, or SEC (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations and liquidity.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2009. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. The financial condition of our airline customers is a concern and thereby introduces credit risk with some of our significant airline customers, as well as introducing negative implications for their ability to fund the acquisition of new aircraft for their fleet. In addition, last year's dramatic rise in energy costs significantly increased the price of fuel to the airlines resulting in additional pressure on operating costs. These or other events may lead to further declines in the worldwide aerospace industry that could further adversely affect our business and financial condition.

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

        A significant decline in business with a key customer could have a material adverse effect on us.    For the year ended March 31, 2009, The Boeing Company, or Boeing Commercial, Military & Space, represented approximately 23% of net sales. Accordingly, a significant reduction in purchases by this customer could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

        Demand for our military and defense products is dependent upon government spending.    Approximately 36% of our sales for fiscal year 2009 were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government. The military and defense market is largely dependent upon government budgets, particularly the U.S. defense budget, and even an increase in defense spending may not be allocated to programs that would benefit our business. Moreover, the new military aircraft programs in which we participate may not enter full-scale production as expected. A change in the levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market depending upon the programs affected.

        Our expansion into international markets may increase credit, currency and other risks.    As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with the acquisition of operations in the U.K., Germany, and Mexico, along with our existing Thailand facility and as we pursue customers in other parts of the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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

        Some contractual arrangements with our customers may cause us to bear significant up-front costs that we may not be able to recover.    Many new aircraft programs require that major suppliers bear the cost of design, development and engineering work associated with the development of the aircraft usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. Boeing's 787 and Airbus' A350 are examples of two new aircraft programs in which we are competing in a product development process in order to obtain eventual long term production agreements. If the aircraft fails to reach the full production stage or we fail to win the long-term contract, the outlays we have made in research and development and other start-up costs may not produce the anticipated return on investment.

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

        Any exposure to environmental liabilities may adversely affect us.    Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote waste disposal sites. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 11,691 square feet of space. In addition, as of May 15, 2009, we owned or leased the following operating facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	217,348	Owned
Chandler, AZ	Manufacturing facility/office	34,263	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,390	Leased
Lynwood, CA	Processing and finishing facility/office	59,662	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Santa Ana, CA	Office	15,250	Leased
Valencia, CA	Manufacturing facility/office	86,970	Leased
Walnut, CA	Manufacturing facility/office	126,000	Leased
Bethel, CT	Office	1,650	Leased
Bloomfield, CT	Manufacturing facility/office	29,825	Leased
East Lyme, CT	Manufacturing facility/office	59,550	Owned
New Haven, CT	Engineering/manufacturing	2,400	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Heiligenhaus, Germany	Manufacturing facility/office	2,200	Leased
Shelbyville, IN	Manufacturing facility/office	193,905	Owned
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Wichita, KS	Manufacturing facility/office	130,275	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering Office	5,000	Leased
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace Metal Processing	12,500	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Basildon, UK.	Manufacturing facility/office	1,900	Leased
Buckley, UK.	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/Manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,404	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,728	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	24,796	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA	Instrument shop/warehouse/office	23,000	Leased
Basingstoke, UK	Repair and overhaul/office	3,350	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Austin, TX	Instrument shop/warehouse/office	4,500	Leased
Dallas, TX	Production/office	28,602	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
Milwaukee, WI	Office	2,600	Leased
DISCONTINUED OPERATIONS
Chandler, AZ	Casting facility/office	31,000	Leased

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

        On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007. The defendant engineers subsequently filed pretrial motions, including motions to dismiss. On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government appealed the dismissal with respect to three of the seven counts dismissed. On January 21, 2009, while the appeal was still pending, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government's appeal. On February 9, 2009, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the dismissal of one of the counts covered by the government's appeal and reversed as to the other two counts. The defendant engineers have filed pretrial motions, including motions to dismiss, relating to the counts now pending against them. Trial is scheduled to commence on September 8, 2009. No charges have been brought against Triumph Actuation Systems or us, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

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

        On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter's prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench. Judge DeLaughter has since been suspended from the bench and indicted by a federal grand jury sitting in the Northern District of Mississippi. Triumph Actuation Systems filed other motions relating to this alleged inappropriate relationship, including a motion for sanctions. Judge Yerger has ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter's rulings in the case from the time Mr. Peters became involved. The court initially stayed all other proceedings while conducting its review of the conduct of Mr. Peters, ordered that discovery resume on October 30, 2008, and then on March 4, 2009 again stayed discovery on the merits to focus discovery exclusively on the conduct of Mr. Peters in the litigation. Trial is presently scheduled to begin on May 3, 2010.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2008
1st Quarter	$69.63	$54.49
2nd Quarter	85.14	65.72
3rd Quarter	86.38	71.84
4th Quarter	82.71	48.25
Fiscal 2009
1st Quarter	$73.76	$46.16
2nd Quarter	58.87	39.20
3rd Quarter	46.45	26.89
4th Quarter	47.00	31.12

        On May 15, 2009, the reported closing price for our Common Stock was $38.74. As of May 15, 2009, there were approximately 61 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 13,000 persons.

Dividend Policy

        During fiscal 2009 and 2008, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our board of directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 27, 2009, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding common stock. The dividend is payable June 15, 2009 to shareholders of record as of May 29, 2009.

Repurchases of Stock

        The following summarizes repurchases made pursuant to the Company's share repurchase plan during three years ended March 31, 2009. In December, 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. From the inception of the program through March 31, 2009, we have repurchased a total of 499,200 shares for a total purchase price of $19.2 million. As a result, as of May 15, 2009, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
February 1-28, 2008	220,000	$56.10	499,200	500,800

Equity Compensation Plan Information

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be held on July 23, 2009, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

        The following graph compares the cumulative 5-year total return provided shareholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2004 and its relative performance is tracked through 3/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

*
$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

	3/04	3/05	3/06	3/07	3/08	3/09
Triumph Group, Inc.	100.00	117.82	133.92	167.84	173.07	116.57
Russell 2000	100.00	105.41	132.66	140.50	122.23	76.39
S&P Aerospace & Defense	100.00	125.81	155.01	179.90	189.09	110.00

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

	Fiscal Years Ended March 31,
	2009(1)(2)	2008(2)(3)(4)	2007(2)(4)(5)	2006(4)	2005(4)(6)
	(in thousands, except per share data)
Operating Data:
Net sales	$1,240,378	$1,151,090	$937,327	$749,368	$676,557
Cost of sales.	877,744	822,288	671,838	549,307	504,752

	362,634	328,802	265,489	200,061	171,805
Selling, general and administrative expense	162,109	159,262	135,887	108,063	105,382
Depreciation and amortization	48,611	43,215	35,703	30,827	29,500

Operating income	151,914	126,325	93,899	61,171	36,923
Interest expense and other	11,096	13,422	11,706	10,304	11,259
(Gain) loss on early extinguishment of debt	(2,580)	—	5,088	—	—

Income from continuing operations, before income taxes	143,398	112,903	77,105	50,867	25,664
Income tax expense	45,586	37,161	26,129	11,608	6,437

Income from continuing operations	97,812	75,742	50,976	39,259	19,227
Loss from discontinued operations	(4,745)	(8,468)	(3,905)	(4,744)	(7,799)

Net income	$93,067	$67,274	$47,071	$34,515	$11,428

Earnings per share:
Income from continuing operations:
Basic	$5.97	$4.59	$3.14	$2.47	$1.21
Diluted	$5.90	$4.32	$3.11	$2.45	$1.20
Cash dividends declared per share	$0.16	$0.16	$0.12	—	—
Shares used in computing earnings per share:
Basic	16,384	16,497	16,220	15,920	15,877
Diluted	16,584	17,540	16,413	16,060	15,971

	As of March 31,
	2009(1)(2)	2008(2)(3)(4)	2007(2)(4)(5)	2006(4)	2005(4)(6)
	(in thousands)
Balance Sheet Data:
Working capital	$372,159	$416,842	$324,877	$256,480	$222,280
Total assets	1,592,907	1,414,835	1,219,887	977,253	937,715
Long-term debt, including current portion	475,304	419,813	316,183	161,417	157,782
Total stockholders' equity	$779,650	$692,729	$627,363	$563,703	$526,663

(1)
Includes the acquisition of Merritt Tool Company, Inc., Saygrove Defence and Aerospace Group Limited., The Mexmil Company, LLC and acquisition of the aviation segment of Kongsberg Automotive Holdings ASA from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(2)
Fiscal years 2009, 2008 and 2007 include stock-based compensation pre-tax charges of $3.2 million, $2.8 million and $2.5 million, respectively, related to the adoption of SFAS No. 123R as of April 1, 2006.

(3)
Includes the acquisition of the assets and business of B. & R. Machine & Tool Corp. from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(4)
During 2008, the Company sold the assets of Triumph Precision, Inc. and also decided to sell Triumph Precision Castings Co. These businesses have been classified as discontinued operations in 2009 and 2008 and, accordingly, the results for fiscal years prior to 2008 have also been reclassified to conform to the 2008 presentation. See Note 4 to the Consolidated Financial Statements.

(5)
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

        Financial highlights for the fiscal year ended March 31, 2009 include:

  •
  Net sales for fiscal 2009 increased 7.8% to $1.2 billion.

  •
  Operating income in fiscal 2009 increased 20.3% to $151.9 million.

  •
  Net income for fiscal 2009 increased 38.3% to $93.1 million.

  •
  Backlog increased 3.6% over the prior year to $1.3 billion.

        For the fiscal year ended March 31, 2009, net sales totaled $1.24 billion, a 7.8% increase from fiscal year 2008 net sales of $1.15 billion. Net income for fiscal year 2009 increased 38.3% to $93.1 million, or $5.61 per diluted common share, versus $67.3 million, or $3.84 per diluted common share, for fiscal year 2008. As discussed in further detail below under "Results of Operations", the increase in net income is attributable to the increased sales, including the contribution from recent acquisitions and reduced expenses, particularly for litigation and incentive compensation.

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2009, we generated approximately $135.0 million of cash flows from operating activities, used approximately $185.6 million in investing activities and generated approximately $52.1 million in financing activities.

        We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic growth remained strong in fiscal 2009 through the addition of products and services, the expansion of our operating capacity and marketing our complete portfolio of capabilities, while benefiting from the continued strength in the aerospace markets generally. Our core revenue growth in fiscal 2009 as compared to fiscal 2008, excluding the impact of acquisitions, was 4.5%, which was negatively impacted by the Boeing strike and major program delays (particularly in Boeing's 787 and 747-8 programs), partially offset by a favorable settlement of a retroactive pricing agreement. Our company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth. In March 2009, we acquired Merritt Tool Company, Inc. (now Triumph Structures—East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems—UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls—U.K and Triumph Controls-Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the "fiscal 2009 acquisitions." In February 2008, we acquired the assets and business of B. & R. Machine & Tool Corp. ("B & R") through a newly organized, wholly-owned subsidiary of the Company, Triumph Structures—Long Island, LLC. The results for the fiscal 2009 acquisitions and Triumph Structures—Long Island, LLC are included in the Company's Aerospace Systems Segment.

OUTLOOK

        Based upon the assumptions about our market set forth below, and subject to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, we expect net sales for the fiscal year ending March 31, 2010 to be in the range of $1.275 billion to $1.375 billion, and earnings per share from continuing operations for fiscal 2009 of approximately $5.00 per diluted share. The fiscal 2010 outlook assumes, among other factors, a full-year effective tax rate of 33%. The 2010 outlook for earnings per share is based on a fully diluted share count of 17.2 million shares.

Our fiscal 2010 outlook is based on the following market assumptions:

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

  •
  The financial health of the commercial airline industry has a direct effect on our commercial aircraft programs. While challenges include volatile fuel prices, customers rescheduling orders and continuing turmoil in global credit markets, airlines are responding by focusing on controlling non-fuel related expenses and implementing operational efficiencies. Based upon currently available market forecasts, we expect aircraft seat miles, a key indicator of airline health, to decline 2% to 3% as airlines attempt to match capacity with air travel demand.

  •
  Deliveries of Boeing and Airbus large commercial aircraft are expected to be higher in calendar 2009 compared to calendar 2008, due to the effect of the Boeing strike in calendar 2008. Boeing and Airbus reported actual deliveries for calendar 2008 of 858 aircraft. Their deliveries for calendar 2009 are expected to increase by approximately 12%, to about 960 aircraft. Our outlook is based on Boeing's and Airbus' current projected production rates.

  •
  Military sales (OEM and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to grow in the single digit range for calendar 2009 compared to calendar 2008.

  •
  The major trends that shape the current military/defense environment include a growing U.S. Government defense budget. Although under pressure, the U.S. defense budget remains strong and focused on transformation. With this continued pressure on the budget, we believe the U.S. Department of Defense will continue to focus on affordable strategies in particular, programs currently in production, which would include continued significant investment in rotocraft.

  •
  Total regional and business aircraft production is expected to decrease in fiscal 2010 compared to fiscal 2009, as deliveries of business jets are expected to significantly decrease, along with the increase in pre-owned business jet inventory. In the regional aircraft market we expect to see declines impacted by the drop in passenger traffic and the rescheduling of deliveries.

  •
  We expect a weakened air cargo market, which is a key market segment for our Aftermarket Services Group given our product penetration with these carriers.

RESULTS OF OPERATIONS

        The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

	Year Ended March 31,
	2009	2008
	(in thousands)
Net sales	$1,240,378	$1,151,090

Segment operating income	178,882	148,292
Corporate general and administrative expenses	(26,968)	(21,967)

Total operating income	151,914	126,325
Interest expense and other	11,096	13,422
(Gain) loss on early extinguishment of debt	(2,580)	—
Income tax expense	45,586	37,161

Income from continuing operations	97,812	75,742
Loss from discontinued operations, net	(4,745)	(8,468)

Net income	$93,067	$67,274

        Net sales increased by $89.3 million, or 7.8%, to $1.24 billion for the fiscal year ended March 31, 2009 from $1.15 billion for the fiscal year ended March 31, 2008. The fiscal 2009 acquisitions and the fiscal 2008 acquisition of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island) together contributed $37.0 million. Excluding the effects of this acquisition, organic sales growth was $52.3 million, or 4.5%, which was negatively impacted by the Boeing strike and major program delays (particularly in the 787 and 747-8 programs), partially offset by a favorable settlement of a retroactive pricing agreement.

        The Aerospace Systems segment benefited primarily from increased sales to our OEM customers driven by increased military aircraft build rates, while the increase in sales for our Aftermarket Services segment was the result of increased demand for our services due to growth in global air traffic.

        Cost of sales increased by $55.4 million, or 6.7%, to $877.7 million for the fiscal year ended March 31, 2009 from $822.3 million for the fiscal year ended March 31, 2008. This increase includes the acquisitions noted above, which contributed $17.9 million. Excluding the effects of these acquisitions, gross margin was 28.6% for the fiscal year ended March 31, 2009, compared with 28.4% for the fiscal year ended March 31, 2008. Despite having consistent consolidated gross margin, the gross margin for our Aerospace Systems segment was favorably impacted by contribution from the acquisition of B. & R. Machine & Tool Company and the favorable settlement of a retroactive pricing agreement, whereas the gross margin for our Aftermarket Services segment was negatively impacted by charges due to contract terminations ($1.3 million) and changes in estimate under power-by-the hour contracts ($1.1 million) as well as losses at our Phoenix APU facility due to cost overruns and excess overhead ($4.8 million) and higher than expected warranty expenses ($0.6 million).

        Segment operating income increased by $30.5 million, or 20.6%, to $178.9 million for the fiscal year ended March 31, 2009 from $148.3 million for the fiscal year ended March 31, 2008. Operating income growth was a direct result of margins attained on increased sales as described above, the contribution of $13.8 million from the above-mentioned acquisitions, and decreases in litigation costs ($3.7 million) and incentive compensation ($1.3 million), partially offset by increases in payroll ($2.4 million) and depreciation and amortization expenses ($1.1 million) associated with our acquisitions.

        Corporate expenses increased by $5.0 million, or 22.8%, to $27.0 million for the fiscal year ended March 31, 2009 from $22.0 million for the fiscal year ended March 31, 2008, primarily due to increased healthcare ($3.0 million), stock compensation costs ($0.6 million) and the write-off of acquisition costs on a potential acquisition that was not consummated ($0.5 million), partially offset by decreases in litigation costs ($1.8 million).

        Interest expense and other decreased by $2.3 million, or 17.3%, to $11.1 million for the fiscal year ended March 31, 2009 compared to $13.4 million for the prior year. During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. These instruments resulted in a gain of $1.4 million in fiscal 2009, which is included in interest expense and other. In addition to this gain, the decrease in interest expense was impacted by declining interest rates. Also during fiscal 2009, the Company paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $2.6 million.

        The effective tax rate was 31.8% for the fiscal year ended March 31, 2009 and 32.9% for the fiscal year ended March 31, 2008. The decrease in the tax rate was primarily due to the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.

        Loss from discontinued operations before income taxes was $7.3 million for the fiscal year ended March 31, 2009, compared with a loss from discontinued operations before income taxes of $13.0 million for the fiscal year ended March 31, 2008, which included an impairment charge of $4.0 million. The income tax benefit for discontinued operations was $2.6 million for the fiscal year ended March 31, 2009 compared to a benefit of $4.6 million for the prior year.

Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

	Year Ended March 31,
	2008	2007
	(in thousands)
Net sales	$1,151,090	$937,327

Segment operating income	148,292	113,251
Corporate general and administrative expenses	(21,967)	(19,352)

Total operating income	126,325	93,899
Interest expense and other	13,422	11,706
(Gain) loss on early extinguishment of debt	—	5,088
Income tax expense	37,161	26,129

Income from continuing operations	75,742	50,976
Loss from discontinued operations, net	(8,468)	(3,905)

Net income	$67,274	$47,071

        Net sales increased by $213.8 million, or 22.8%, to $1.15 billion for the fiscal year ended March 31, 2008 from $973.3 million for the fiscal year ended March 31, 2007. The acquisitions of the assets and businesses of Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) and Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), which were completed during the fiscal year ended March 31, 2007, and the acquisition of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island) together contributed $39.3 million. After considering the effects of these acquisitions, organic sales growth of $174.5 million, or 19.0%, accounted for the remaining increase. Organic sales growth was due to increased sales to our OEM customers of $150.6 million driven by increased aircraft build rates within our Aerospace Systems segment, while the increase in sales for our Aftermarket Services segment of $23.9 million was the result of increased demand for our services, as a result of growth in global air traffic and market share gain.

        Cost of sales increased by $150.5 million, or 22.4%, to $822.3 million for the fiscal year ended March 31, 2008 from $671.8 million for the fiscal year ended March 31, 2007. This increase includes the acquisitions noted above, which contributed $28.7 million; offset by an insurance reimbursement ($2.3 million) related to product liability claims. Excluding the effects of these acquisitions and insurance reimbursement, gross margin was 28.4% for the fiscal year ended March 31, 2008, compared with 28.3% for the fiscal year ended March 31, 2007.

        Segment operating income increased by $35.0 million, or 30.9%, to $148.3 million for the fiscal year ended March 31, 2008 from $113.3 million for the fiscal year ended March 31, 2007. Operating income growth was a direct result of the margins attained on increased sales volume as described above approximating $52.5 million, and the contribution of $2.3 million from the above mentioned acquisitions, partially offset by incurred increases in litigation costs ($3.7 million) due to developments discussed under "Legal Proceedings;" increases in payroll ($5.3 million), incentive compensation ($2.3 million), and healthcare ($1.0 million) to match our operating needs due to increased sales levels; and increases in depreciation and amortization expenses ($7.5 million) due to increased capital additions and intangibles acquired in business combinations.

        Corporate expenses increased by $2.6 million, or 13.5%, to $22.0 million for the fiscal year ended March 31, 2008 from $19.4 million for the fiscal year ended March 31, 2007, primarily due to increased litigation costs ($1.7 million) due to developments addressed under "Legal Proceedings" and increased workers compensation ($1.0 million) and incentive compensation costs ($1.0 million) to match our operating needs due to increased sales levels; partially offset by an insurance reimbursement of $2.3 million related to product liability claims.

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

        Loss from discontinued operations before income taxes was $13.0 million for the fiscal year ended March 31, 2008, which included an impairment charge of $4.0 million, compared with a loss from discontinued operations before income taxes of $6.0 million for the fiscal year ended March 31, 2007. The income tax benefit for discontinued operations was $4.6 million for the fiscal year ended March 31, 2008 compared to a benefit of $2.1 million for the prior year.

Business Segment Performance

        We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group and (ii) Triumph Aftermarket Services Group. Our Aerospace Systems segment includes 39 operating locations, and the Aftermarket Services segment includes 16 operating locations at March 31, 2009. The results of operations between our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerospace Systems segment generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides maintenance, repair and overhaul ("MRO") services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility in revenue and earnings than that experienced in the Aerospace Systems segment.

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

        We currently generate a majority of our revenue from clients in the commercial aerospace industry, the military, and the regional airline industry. Our growth and financial results are largely dependent on continued demand for our products and services from clients in these industries. If any of these industries experiences a downturn, our clients in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Year ended March 31,
	2009	2008	2007
Aerospace Systems
Commercial aerospace	28.3%	30.7%	32.4%
Military	33.0%	29.5%	28.8%
Regional	5.3%	4.2%	4.4%
Business Jets	7.9%	8.1%	7.8%
Non-aviation	5.1%	6.2%	5.9%

Total Aerospace Systems net sales	79.6%	78.7%	79.3%

Aftermarket Systems
Commercial aerospace	14.4%	13.7%	12.7%
Military	3.3%	3.3%	3.8%
Regional	0.6%	0.9%	0.9%
Business Jets	0.9%	0.7%	1.5%
Non-aviation	1.2%	2.7%	1.8%

Total Aftermarket Services net sales	20.4%	21.3%	20.7%

Total Consolidated net sales	100.0%	100.0%	100.0%

        The decline in our percentage of net sales to the Commercial aerospace end market was impacted by the effect of the Boeing strike and major program delays (particularly in the 787 and 747-8 programs) in fiscal 2009, as well as continued growth in the Military end market.

Business Segment Performance—Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

	Year Ended March 31,			% of Total Sales
			% Change
	2009	2008		2009	2008
	(in thousands)
NET SALES
Aerospace Systems	$988,359	$907,376	8.9%	79.7%	78.8%
Aftermarket Services	254,638	246,609	3.3%	20.5%	21.4%
Elimination of inter-segment sales	(2,619)	(2,895)	(9.5)%	(.2))%	(.2)%

Total net sales	$1,240,378	$1,151,090	7.8%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2009	2008		2009	2008
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$168,006	$124,812	34.6%	17.0%	13.8%
Aftermarket Services	10,876	23,480	(53.7)%	4.3%	9.5%
Corporate	(26,968)	(21,967)	22.8%	n/a	n/a

Total segment operating income	$151,914	$126,325	20.3%	12.2%	11.0%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $81.0 million, or 8.9%, to $988.4 million for the fiscal year ended March 31, 2009 from $907.4 million for the fiscal year ended March 31, 2008. The increase was primarily due to organic sales growth to our OEM customers of $44.0 million driven by increased aircraft build rates and by a favorable settlement of a retroactive pricing agreement , negatively impacted by the Boeing strike and major program delays (particularly in the 787 and 747-8 programs). The net sales contributed from the fiscal 2009 acquisitions and the fiscal 2008 acquisition of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island) of $37.0 million accounted for the remaining increase.

        Aerospace Systems segment operating income increased by $43.2 million, or 34.6%, to $168.0 million for the fiscal year ended March 31, 2009 from $124.8 million for the fiscal year ended March 31, 2008. Operating income increased primarily due to margins attained on increased sales, including the contribution of $13.8 million from the above-mentioned acquisitions, as well as decreases in litigation expenses ($3.8 million) and incentive compensation ($1.1 million), partially offset by increases in payroll ($2.9 million) and healthcare costs ($2.0 million).

        Aerospace Systems segment operating income as a percentage of segment sales increased to 17.0% for the fiscal year ended March 31, 2009 as compared with 13.8% for the fiscal year ended March 31, 2008, due to the contribution of the acquisition of B. & R. Machine & Tool Corp, the reduction in expenses discussed above, and the favorable settlement of a retroactive pricing agreement.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $8.0 million, or 3.3%, to $254.6 million for the fiscal year ended March 31, 2009 from $246.6 million for the fiscal year ended March 31, 2008. This increase was due to increased market penetration in the repair and overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility. These increases were offset by decreased fleet utilization by customers under power-by-the hour ("PBH") contracts impacting revenue by approximately $3.1 million.

        Aftermarket Services segment operating income decreased by $12.6 million, or 53.7%, to $10.9 million for the fiscal year ended March 31, 2009 from $23.5 million for the fiscal year ended March 31, 2008. Operating income decreased primarily due to losses at the Phoenix APU operations due to cost overruns and excess overhead ($4.8 million), higher than expected warranty expenses ($0.6 million), lower than expected PBH revenue ($3.1 million), PBH contract charges ($1.1 million) and additional charges for the early termination of a maintenance contract ($1.3 million), partially offset by higher margins attained on increased sales as described above, as well as decreases in payroll ($0.8 million) and incentive compensation expenses ($1.1 million).

        Aftermarket Services segment operating income as a percentage of segment sales decreased to 4.3% for the fiscal year ended March 31, 2009 as compared with 9.5% for the fiscal year ended March 31, 2008, due to the $5.5 million in charges due to contract terminations and changes in estimate under PBH contracts as well as the production and operation losses at the Phoenix APU operations.

Business Segment Performance—Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

	Year Ended March 31,			% of Total Sales
			% Change
	2008	2007		2008	2007
	(in thousands)
NET SALES
Aerospace Systems	$907,376	$743,742	22.0%	78.8%	79.3%
Aftermarket Services	246,609	196,526	25.5%	21.4%	21.0%
Elimination of inter-segment sales	(2,895)	(2,941)	(1.6)%	(.2)%	(.3)%

Total net sales	$1,151,090	$937,327	22.8%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2008	2007		2008	2007
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$124,812	$101,867	22.5%	13.8%	13.7%
Aftermarket Services	23,480	11,384	106.3%	9.5%	5.8%
Corporate	(21,967)	(19,352)	(13.5)%	n/a	n/a

Total segment operating income	$126,325	$93,899	34.5%	11.0%	10.0%

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

        Aerospace Systems segment operating income increased by $22.9 million, or 22.5%, to $124.8 million for the fiscal year ended March 31, 2008 from $101.9 million for the fiscal year ended March 31, 2007. Operating income increased primarily due to margins attained on increased sales, partially offset by an increase of $3.7 million in litigation expenses, net of insurance reimbursements, and additional increases in payroll, incentive compensation, and healthcare costs.

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

        Aftermarket Services segment operating income as a percentage of segment sales increased to 9.5% for the fiscal year ended March 31, 2008 as compared with 5.8% for the fiscal year ended March 31, 2007, due to the full year contributions from the acquisition of Triumph Accessory Services—Grand Prairie, Inc. and the expansion of our operations in our Thailand repair and maintenance facility. In addition, we experienced improved operating margins on our APU and nacelle components businesses due to increased efficiencies as a result of higher sales volumes.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2009, we generated approximately $135.0 million of cash flow from operating activities, used approximately $185.6 million in investing activities and generated approximately $52.1 million in financing activities. During the fiscal year ended March 31, 2009, our increased cash flow from operations was attributable to higher net income and an improved performance on working capital due to increased cash collections efforts, offset by timing of cash disbursements and utilization of inventory.

        On July 10, 2008, we amended the existing amended and restated credit agreement (the "Credit Facility") with our lenders primarily to allow for a receivable securitization facility of up to $125.0 million and amend certain other terms and covenants. Coincident with the amendment, we exercised a provision of the Credit Facility to increase the amount available under the Credit Facility to $370.0 million from $350.0 million. As of March 31, 2009, $236.7 million was available under our Credit Facility. On March 31, 2009, an aggregate amount of approximately $127.7 million was outstanding under the Credit Facility, which was accruing interest at LIBOR plus applicable basis points totaling 2.7% per annum. Amounts repaid under the Credit Facility may be reborrowed.

        In August 2008, we entered into a receivable securitization facility (the "Securitization Facility"). Under the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2009, the maximum amount available under the Securitization Facility was $125.0 million. The Securitization Facility is due to expire in August 2009 and is subject to annual renewal through August 2013. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 35 basis points on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 30 basis points on 102% of the maximum amount available under the Securitization Facility. At March 31, 2009, there was $75.0 million outstanding under the Securitization Facility included in the current portion of long-term debt on the consolidated balance sheet. We use this facility because it offers an attractive interest rate relative to other financing sources. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

        In March 2009, we acquired Merritt Tool Company, Inc. (now Triumph Structures—East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems—UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls—UK and Triumph Controls—Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the "fiscal 2009 acquisitions". No in-process research and development was attributed to the fiscal 2009 acquisitions. The total cash paid at closing for the fiscal 2009 acquisitions of $143.6 million was funded by borrowings under our Credit Facility. The fiscal 2009 acquisitions further provide for deferred payments of $3.5 million, of which $2.1 million and $1.4 million are payable in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments of $24.9 million, certain of which are contingent upon the achievement of specified earnings levels during the earnout period and another $10.0 million that is contingent upon entering into a specific customer contract. The maximum earnout amounts payable in respect of fiscal 2010, 2011, 2012 and 2013 are $2.3 million, $4.6 million, $5.4 million and $2.6 million, respectively. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid.

        Also in March 2009, we entered into a 7-year Master Lease Agreement (the "Leasing Facility") creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under our Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted average fixed rate of 6.1% per annum.

        Cash provided by operations for the fiscal year ended March 31, 2008 was $45.7 million, compared to cash provided by operations of $41.3 million for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, our increased cash flow from operations was attributable to higher net income offset by a decline in performance on working capital, due to timing of cash collections and utilization of inventory offset by timing of cash disbursements.

        In February 2008, we acquired the assets and business of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island), located in Westbury, New York. The total cash paid at closing for the acquisition of $67.0 million was funded by borrowings under our Credit Facility. The purchase agreement provides for an earnout note for $13.0 million. Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2009, 2010 and 2011, are $3.5 million, $4.5 million and $5.0 million, respectively.

        In April 2006, we acquired the assets and business of Excel Manufacturing, Inc. (now Triumph Structures—Wichita), located in Wichita, Kansas. In April 2006, we also acquired the assets and business of Air Excellence International, Inc. and its affiliates (now Triumph Interiors) which is headquartered in Pittsburgh, Pennsylvania, and operates two other strategically located facilities in Dallas, Texas and Shannon, Ireland (now closed). In November 2006, we acquired Allied Aerospace Industries, Inc. (now Triumph Aerospace Systems—Newport News) located in Newport News, Virginia. In January 2007, we acquired Grand Prairie Accessory Services, LLC (now Triumph Accessory Services—Grand Prairie), located in Grand Prairie, Texas. The total cash paid at closing for these acquisitions of approximately $136.8 million was funded by borrowings under our Credit Facility.

        During February 2008, we exercised existing authority to make stock repurchases and repurchased 220,000 shares of our outstanding shares under the program for an aggregate consideration of $12.3 million, funded by borrowings under our Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in our existing stock repurchase program by up to an additional 500,000 shares of our common stock. As a result, as of May 15, 2009, we remain able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

        On September 18, 2006, we issued $201.3 million in convertible senior subordinated notes (the "Notes"). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of our existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

        The Company received net proceeds from the sale of the Notes of approximately $195.0 million after deducting offering expenses of approximately $6.3 million. The use of the net proceeds from the sale was for prepayment of our outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under our Credit Facility. Approximately $6.3 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2009.

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

        The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture agreement. For the periods from October 1, 2007 through December 31, 2007 and January 1, 2008 through March 31, 2008, the Notes were eligible for conversion; however, during this period, none of the Notes were converted.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's stock for the fiscal year ended March 31, 2009 was $46.49, therefore, no additional shares were included in the diluted earnings per share calculation. The average price of the Company's stock for the fiscal year ended March 31, 2008 was $68.95. Accordingly, 777,059 additional shares were included in the diluted earnings per share calculation. No additional shares were included in the diluted earnings per share calculation for the fiscal year ended March 31, 2007 since the average price of the Company's stock did not exceed the conversion price.

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

        During fiscal 2009, we paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $2.6 million.

        On October 4, 2006, the Company prepaid all of its outstanding Senior Notes and, accordingly, the rights of the holders of the Class A Senior Notes and Class B Senior Notes (collectively, the "Senior Notes") under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased. The Senior Notes were prepaid with the proceeds from the Company's sale of the Notes as discussed above. Immediately prior to prepayment, $68.4 million aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56.0 million aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding. If the Company had not prepaid the outstanding Senior

Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8.0 million of the outstanding Class B Senior Notes starting on December 2, 2006. The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company's secured creditors to the extent of their security in the Company's assets, equal in right of payment to the rights of creditors under the Company's other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company's subsidiaries. The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2.5 million, plus a "make whole" premium of approximately $4.4 million based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid. The Company expensed the "make whole" premium of $4.4 million as well as unamortized debt issuance costs related to the Senior Notes of $0.7 million in the third quarter of fiscal 2007.

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

        At March 31, 2009, there were $127.7 million in borrowings and $5.6 million in letters of credit outstanding under the Credit Facility. At March 31, 2008, there were $193.8 million in borrowings and $5.9 million in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. The Company is currently in compliance with all such covenants. As of March 31, 2009, the Company had borrowing capacity under the Credit Facility of $236.7 million, after reductions for borrowings and letters of credit outstanding.

        Effective April 2007, the Company entered into a settlement agreement with a customer relating to a long-term supply agreement ("LTSA"). The LTSA is related to the Company's acquisition of Rolls-Royce Gear Systems, Inc., in fiscal 2004. The Company has been producing the component parts for this LTSA at a loss for approximately two years which has been reserved for through a loss contract reserve. The agreement provides for the parties to establish a transition plan that provides for the customer to re-source the component parts from other suppliers, essentially terminating the Company's requirement to provide future deliveries of these component parts. The agreement established a date of no later than December 31, 2008 for completion of the re-sourcing effort. Additionally, the Company was required to make a total of four payments of $0.5 million upon successful transition of the component parts by the customer to other vendors. A payment of $0.5 million was made in October 2007. The Company recorded the estimated impact of this settlement in its March 31, 2007 balance sheet, which did not result in a significant adjustment to the recorded loss reserve. All contract terms have been fulfilled as of March 31, 2009. As of March 31, 2008 and March 31, 2009, the recorded loss reserve was $2.9 million and zero, respectively.

        Capital expenditures were approximately $45.4 million for the fiscal year ended March 31, 2009 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be in the range of $45.0 to $50.0 million for our fiscal year ending March 31, 2010. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities. During the same period, we anticipate approximately $7.5 million of start up costs related to the Mexican facility which is in addition to our investment in capital and infrastructure.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
	(in thousands)
Debt principal(1)	$475,304	$89,085	$339,819	$17,888	$28,512
Debt-interest(2)	38,118	11,354	19,364	4,147	3,253
Operating leases	61,423	12,630	20,556	12,007	16,230
Contingent payments(3)	24,975	10,000	6,920	8,055	—
Purchase obligations	315,458	261,924	51,395	2,094	45

Total	$915,278	$384,993	$438,054	$44,191	$48,040

(1)
Included in the Company's balance sheet at March 31, 2009.

(2)
Includes fixed-rate interest only.

(3)
Includes contingent payments in connection with the fiscal 2009 acquisitions.

        The above table excludes unrecognized tax benefits of $3.2 million as of March 31, 2009 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

        The table also excludes our pension benefit obligations. We made pension contributions of $0.3 million and $2.7 million in fiscal 2009 and 2008, respectively. These contributions include payments related to a supplemental executive retirement plan of zero and $2.3 million in fiscal 2009 and 2008, respectively, and payments to our union pension plans of $0.3 million and $0.4 million in fiscal 2009 and 2008, respectively. We expect to make pension contributions of $3.4 million to our pension plans during fiscal 2010. As of March 31, 2009, our defined benefit pension plans are frozen. See Note 15, "Employee Benefit Plans" of our Consolidated Financial Statements for a further discussion of our pension and other employee benefit plans.

        We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we have a stated policy to grow through acquisitions and are continuously evaluating various acquisition opportunities. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions is successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

Revenue Recognition

        Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Aftermarket Services Segment provides repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative fair value in proportion to the total estimated contract consideration. In estimating the total contract consideration, we evaluate the projected utilization of our customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by our customers, among other factors, may have an impact on these estimates and require adjustments to our estimates of revenue to be realized.

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

        SFAS No. 142 requires a two-step impairment test for goodwill and intangible assets with indefinite lives. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. We completed our required annual impairment test in the fourth quarter of fiscal 2009 and determined that there was no impairment. For our impairment test, we use market multiples from an external source for an average of stock price to earnings before interest, taxes, depreciation and amortization ("EBITDA") for certain companies in the aerospace and defense markets in computing the fair value of each reporting unit. In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred since the adoption of SFAS No. 142.

        Intangible assets are evaluated for indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2009, 2008 and 2007, there were no reductions to the remaining useful lives and no write-downs of long-lived assets were required.

Recently Issued Accounting Pronouncements

        In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-06-1"). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share". FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on April 1,

2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company's financial statements.

        In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company estimates the impact of adopting FSP APB 14-1 will result in a cumulative effect adjustment of approximately $2.2 million reducing the April 1, 2007 balance of retained earnings and additional charges to interest expense resulting in a reduction to net income of approximately $4.2 million and $5.1 million for fiscal 2008 and fiscal 2009, respectively.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. See Note 18 of "Notes to Consolidated Financial Statements" for additional information regarding the Company's derivatives.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company's financial position and results of operations.

        Effective April 1, 2008, the Company adopted Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company recognized a cumulative-effect adjustment of $3.0 million reducing the April 1, 2008 balance of retained earnings and creating a liability.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require additional fair value measures but defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company as of April 1, 2008. However, in February 2008 the FASB issued FSP No. 157-1, which amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis. Effective April 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2009, approximately 75% of our debt is fixed rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed rate debt. We anticipate that our fixed rate debt may exceed 75% of our total debt during fiscal 2010. In March 2008, the Company entered into a thirty-nine month interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $85.0 million of the Company's variable rate debt. The Company utilizes the swap to provide protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (2.925%) will be reflected as an adjustment to interest expense in the period incurred. For the fiscal year ended March 31, 2009, $0.5 of losses were reclassified into earnings from accumulated other comprehensive income. The Company estimates that $1.9 million of losses presently in accumulated other comprehensive income will be reclassified into earnings during fiscal year 2010. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 11 of "Notes to Consolidated Financial Statements."

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2009. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2009.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows(1) (in thousands)	$14,023	$14,733	$282,356	$8,850	$9,035	$26,860	$355,857
Weighted average interest rate (%)	2.85	2.86	2.87	5.43	5.42	5.4
Variable rate cash flows (in thousands)	$75,062	$0	$42,730	$0	$0	$1,655	$119,447
Weighted average interest rate (%)	2.95	—	1.66	—	—3	3.74

(1)
Includes $85 million of variable rate debt which has effectively been converted to fixed rate through an interest rate swap agreement.

        There are no other significant market risk exposures.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2, the Company changed its method of accounting for collateral assignment split-dollar life insurance agreements in 2009. Also, as discussed in Note 15, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/S/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 22, 2009

TRIUMPH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash	$14,478	$13,738
Accounts receivable, less allowance for doubtful accounts of $5,641 and $4,723	209,463	207,975
Inventories	389,348	350,937
Rotable assets	25,652	23,392
Assets held for sale	27,695	24,763
Deferred income taxes	1,727	1,450
Prepaid income taxes	4,434	—
Prepaid expenses and other	6,021	5,207

Total current assets	678,818	627,462
Property and equipment, net	332,467	311,433
Goodwill	459,541	383,740
Intangible assets, net	108,350	78,488
Other, net	13,731	13,712

Total assets	$1,592,907	$1,414,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,711	$120,117
Accrued expenses	109,580	83,397
Liabilities related to assets held for sale	4,283	4,587
Income taxes payable	—	1,509
Current portion of long-term debt	89,085	1,010

Total current liabilities	306,659	210,620
Long-term debt, less current portion	386,219	418,803
Income taxes payable, noncurrent	2,917	1,437
Deferred income taxes and other	117,462	91,246
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 and 50,000,000 shares authorized, 16,763,984 and 16,731,324 shares issued, 16,589,567 and 16,517,374 outstanding	16	16
Capital in excess of par value	291,304	288,154
Treasury stock, at cost, 174,417 and 213,950 shares	(9,785)	(12,003)
Accumulated other comprehensive (loss) income	(2,233)	2,950
Retained earnings	500,348	413,612

Total stockholders' equity	779,650	692,729

Total liabilities and stockholders' equity	$1,592,907	$1,414,835

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended March 31,
	2009	2008	2007
Net sales	$1,240,378	$1,151,090	$937,327
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	877,744	822,288	671,838
Selling, general and administrative	162,109	159,262	135,887
Depreciation and amortization	48,611	43,215	35,703

	1,088,464	1,024,765	843,428

Operating income	151,914	126,325	93,899
Interest expense and other	11,096	13,422	11,706
(Gain) loss on early extinguishment of debt	(2,580)	—	5,088

Income from continuing operations before income taxes	143,398	112,903	77,105
Income tax expense	45,586	37,161	26,129

Income from continuing operations	97,812	75,742	50,976
Loss from discontinued operations, net	(4,745)	(8,468)	(3,905)

Net income	$93,067	$67,274	$47,071

Earnings per share—basic:
Income from continuing operations	$5.97	$4.59	$3.14
Loss from discontinued operations, net	(0.29)	(0.51)	(0.24)

Net income	$5.68	$4.08	$2.90

Weighted-average common shares outstanding—basic	16,384	16,497	16,220

Earnings per share—diluted:
Income from continuing operations	$5.90	$4.32	$3.11
Loss from discontinued operations, net	(0.29)	(0.48)	(0.24)

Net income	$5.61	$3.84	$2.87

Weighted-average common shares outstanding—diluted	16,584	17,540	16,413

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2006	16,000,269	$16	$260,124	$(455)	$(162)	$304,180	$563,703
Net income						47,071	47,071
Foreign currency translation adjustment	—	—	—	—	1,155	—	1,155
Pension liability adjustment, net of income tax benefit of $330	—	—	—	—	562	—	562
Reclassification adjustment for realized gain on securities, net of income tax benefit of $37	—	—	—	—	(62)	—	(62)

Total comprehensive income							48,726

Adoption of SFAS No. 158, net of income taxes of $948	—	—	—	—	(1,613)	—	(1,613)
Exercise of stock options	417,937	—	13,588	455	—	—	14,043
Cash dividends ($0.12 per share)	—	—	—	—	—	(1,961)	(1,961)
Share-based compensation	51,411	—	2,524	—	—	—	2,524
Excess tax benefit from exercise of stock options	—	—	1,941	—	—	—	1,941

Balance at March 31, 2007	16,469,617	16	278,177	—	(120)	349,290	627,363
Net income	—	—	—	—	—	67,274	67,274
Foreign currency translation adjustment	—	—	—	—	2,731	—	2,731
Pension liability adjustment, net of income tax benefit of $396	—	—	—	—	674	—	674
Change in fair value of interest rate swap, net of income tax benefit of $196	—	—	—	—	(335)	—	(335)

Total comprehensive income	—	—	—	—	—	—	70,344

Adoption of FIN 48						(291)	(291)
Purchase of 220,000 shares of common stock	(220,000)	—	—	(12,342)	—	—	(12,342)
Exercise of stock options	170,943	—	5,431	339	—	—	5,770
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,661)	(2,661)
Share-based compensation	96,814	—	2,809	—	—	—	2,809
Excess tax benefit from exercise of stock options	—	—	1,737	—	—	—	1,737

Balance at March 31, 2008	16,517,374	16	288,154	(12,003)	2,950	413,612	692,729
Net income	—	—	—	—	—	93,067	93,067
Foreign currency translation adjustment	—	—	—	—	(2,927)	—	(2,927)
Pension liability adjustment, net of income taxes of $253	—	—	—	—	(431)	—	(431)
Change in fair value of interest rate swap, net of income tax benefit of $1,073.	—	—	—	—	(1,825)	—	(1,825)

Total comprehensive income							87,884

Adoption of EITF 06-10 and other	—	—	—	—	—	(2,965)	(2,965)
Exercise of stock options	37,333	—	(275)	2,218	—	(714)	1,229
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,652)	(2,652)
Share-based compensation	34,860	—	3,180	—	—	—	3,180
Excess tax benefit from exercise of stock options	—	—	245	—	—	—	245

Balance at March 31, 2009	16,589,567	$16	$291,304	$(9,785)	$(2,233)	$500,348	$779,650

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended March 31,
	2009	2008	2007
Operating Activities
Net income	$93,067	$67,274	$47,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,611	43,215	35,703
Gain on early extinguishment of debt	(2,580)	—	—
Other amortization included in interest expense	2,059	1,621	1,835
Provision for doubtful accounts receivable	2,406	1,643	1,047
Provision for deferred income taxes	15,248	8,380	5,969
Employee stock compensation	3,180	2,809	2,524
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	10,478	(36,112)	(9,571)
Inventories	(7,719)	(46,950)	(51,844)
Rotable assets	(2,260)	(13,350)	(3,585)
Prepaid expenses and other current assets	1,066	591	(623)
Accounts payable, accrued expenses and income taxes payable	(23,467)	21,665	16,305
Changes in discontinued operations	(3,236)	(3,913)	(792)
Other	(1,856)	(1,148)	(2,699)

Net cash provided by operating activities	134,997	45,725	41,340

Investing Activities
Capital expenditures	(45,421)	(56,971)	(55,092)
Proceeds from sale of assets and businesses	881	5,698	1,123
Cash used for businesses and intangible assets acquired	(141,073)	(68,527)	(140,332)

Net cash used in investing activities	(185,613)	(119,800)	(194,301)

Financing Activities
Net (decrease) increase in revolving credit facility	(66,020)	92,950	68,975
Proceeds from issuance of long-term debt	78,282	161	202,088
Proceeds from equipment leasing facility	58,734	—	—
Retirement of long-term debt	(15,420)	—	(124,424)
Repayment of debt and capital lease obligations	(1,101)	(5,775)	(114)
Payment of deferred financing cost	(1,187)	(72)	(6,252)
Dividends paid	(2,652)	(2,661)	(1,961)
Purchase of treasury stock	—	(12,342)	—
Proceeds from exercise of stock options, including excess tax benefit of $245, $1,737, and $1,941 in 2009, 2008, and 2007	1,474	7,507	15,984

Net cash provided by financing activities	52,110	79,768	154,296

Effect of exchange rate changes on cash	(754)	802	265

Net change in cash	740	6,495	1,600
Cash at beginning of year	13,738	7,243	5,643

Cash at end of year	$14,478	$13,738	$7,243

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

        Accounts receivable are recorded net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records the allowance for doubtful accounts based on prior experience and for specific collectibility matters when they arise. The Company writes off balances against the reserve when collectibility is deemed remote. The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.

Inventories

        Inventories are stated at the lower of cost or market using the average-cost or specific-identification methods. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. The Company believes that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

Property and Equipment

        Property and equipment, which includes equipment under capital lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the lease term if shorter in the case of leasehold improvements, by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39 1/2 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).

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

        In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2009, 2008 and 2007 and determined that there was no impairment.

        Intangible assets are evaluated for indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2009, 2008 and 2007, exclusive of the charges recorded in connection with discontinued operations, there were no reductions to the remaining useful lives and no write-downs of long-lived assets were required.

Revenue Recognition

        Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Aftermarket Services Group provides repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative fair value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

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

Research and Development Expense

        Research and development expense was approximately $21,001, $9,883 and $8,767 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation

        The determination of the functional currency for Triumph's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries, Triumph Logistics (UK) Ltd. and Triumph Aviation Services—Asia, is the U.S. dollar since that is the currency in which those entities primarily generate and expend cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2009 and 2008, accumulated comprehensive income resulting from foreign currency translation was $2,184 and $5,111, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net income.

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

Recently Issued Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-06-1"). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on April 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company's financial statements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company estimates the impact of adopting FSP APB 14-1 will result in a cumulative effect adjustment of approximately $2,185 reducing the April 1, 2007 balance of retained earnings and additional charges to interest expense resulting in a reduction to net income for fiscal 2008 and fiscal 2009 of approximately $4,194 and $5,114, respectively.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and enhanced disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and, as a result, enhanced disclosures have been included in Note 18.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company's financial position and results of operations.

        Effective April 1, 2008, the Company adopted, Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company recognized a cumulative-effect adjustment of $2,991 reducing the April 1, 2008 balance of retained earnings and creating a long-term liability.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require additional fair value measures but defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement was to be effective for the Company as of April 1, 2008. However, in February 2008, the FASB issued FSP No. 157-1, which amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis. Effective April 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities.

        In December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("the FSP"). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($245, $1,737 and $1,941 for fiscal years ended March 31, 2009, 2008 and 2007, respectively), rather than an operating cash flow. Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R for fiscal years 2009, 2008, and 2007 was $3,180, $2,809 and $2,524, respectively, and, in accordance with Staff Accounting Bulletin ("SAB") 107 the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (See Note 16 for further details.)

3. ACQUISITIONS

FISCAL 2009 ACQUISITIONS

Acquisition of Merritt Tool Company

        Effective March 13, 2009, the Company acquired all of the outstanding shares of Merritt Tool Company, Inc. ("Merritt"), renamed Triumph Structures—East Texas, Inc. Triumph Structures—East Texas, Inc. is a manufacturer of aircraft structural components specializing in complex precision machining primarily for commercial and military aerospace programs. Merritt provides the Company with expanded capacity and increased market share in structural components. The results for Triumph Structures—East Texas, Inc. are included in the Company's Aerospace Systems segment.

Acquisition of Saygrove Defence & Aerospace Group Limited

        Effective March 13, 2009, the Company acquired all of the outstanding shares of Saygrove Defence & Aerospace Group Limited ("Saygrove"), renamed Triumph Actuation & Motion Control Systems—UK, Ltd. Triumph Actuation & Motion Control Systems—UK, Ltd. is a provider of motion control and actuation products for the aerospace and defense industry. Saygrove provides the Company with added advanced control products for flight actuation and motor control applications in all-electric aircraft and Unmanned Aerial Vehicles. The results for Triumph Actuation & Motion Control Systems—UK, Ltd. are included in the Company's Aerospace Systems segment.

Acquisition of Aviation Segment of Kongsberg Automotive Holdings ASA

        Effective March 31, 2009, the Company acquired the assets of the aviation segment of Kongsberg Automotive Holdings ASA ("KA") through two newly organized wholly-owned subsidiaries, Triumph Controls—UK, Ltd. and Triumph Controls—Germany, GmbH. The acquired business, which is located

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

in Basildon, U.K. and Heiligenhaus, Germany, provides cable control systems for commercial and military aircraft to Europe's leading aerospace manufacturers. KA provides the Company with expanded capacity and increased market share in cable control systems. The results for Triumph Controls—UK, Ltd. and Triumph Controls—Germany, GmbH will be included in the Company's Aerospace Systems segment.

Acquisition of The Mexmil Company, LLC

        Effective March 31, 2009, the Company acquired all of the equity interests of The Mexmil Company, LLC, and all of the equity interests of several affiliates ("Mexmil"), renamed Triumph Insulation Systems, LLC. Triumph Insulation Systems, LLC and its affiliates primarily provide insulation systems to OEMs, airlines, maintenance, repair and overhaul organizations and air cargo carriers. Mexmil provides the Company with an enhanced ability to provide a more comprehensive interiors solution to current and future customers. The results for Triumph Insulation Systems, LLC and its affiliates will be included in the Company's Aerospace Systems segment.

        The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the "fiscal 2009 acquisitions." The combined purchase price of the fiscal 2009 acquisitions of $151,532 includes cash paid at closing, estimated deferred payments and direct costs of the transactions. Included in the deferred payments are delayed payments of $2,132 and $1,421 payable in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which are contingent upon the achievement of specified earnings levels during the earnout period and another $10,000 that is contingent upon entering into a specific customer contract. The maximum amounts payable in respect of fiscal 2010, 2011, 2012 and 2013, respectively, are $2,322, $4,598, $5,426 and $2,629. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid. The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $73,260 was recorded as goodwill, $60,944 of which is tax-deductible. The Company has also identified intangible assets valued at approximately $45,466 comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.3 years. The Company is awaiting final appraisals of tangible and intangible assets and assumed liabilities related to the fiscal 2009 acquisitions. Accordingly, the Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals. Therefore, the allocation of purchase price for the fiscal 2009 acquisitions is not complete and is subject to change.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for fiscal 2009 acquisitions:

Cash	$5,182
Accounts receivable	15,040
Inventory	28,156
Prepaid expenses and other	2,111
Deferred tax asset	1,269
Property and equipment	16,094
Goodwill	73,260
Intangible assets	45,466

Total assets	$186,578

Accounts payable	$9,499
Accrued expenses	21,229
Other current liabilities	20
Other long-term liabilities	4,298

Total liabilities	$35,046

        The fiscal 2009 acquisitions have been accounted for under the purchase method of accounting and, accordingly, are included in the consolidated financial statements from the effective dates of acquisition. The fiscal 2009 acquisitions were funded by the Company's long-term borrowings in place at the dates of acquisition.

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

        The purchase price for B & R of $84,044 includes cash paid at closing, estimated deferred payments and direct costs of the transaction. Included in the estimated deferred payments is an earnout note for $13,000. Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2009, 2010 and 2011 are $3,500, $4,500 and $5,000, respectively. The excess of the purchase price over the estimated fair value of the net assets acquired of $47,885 was recorded as goodwill, all of which is tax-deductible. The Company has also identified intangible assets valued at approximately $16,300 with a weighted-average life of 10 years. During fiscal 2009, the Company finalized the purchase price allocation for the B & R acquisition as a result of receiving the final valuation of inventory and final

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

appraisal of tangible and intangible assets. Based on the revised allocation, an additional $1,257 and $2,443 was allocated to inventory and goodwill, respectively; intangible assets were reduced by $3,700.

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the B & R acquisition:

Accounts receivable	$4,416
Inventory	11,257
Prepaid expenses and other	6
Property and equipment	9,962
Deferred tax asset	82
Goodwill	47,885
Intangible assets	16,300

Total assets	$89,908

Accounts payable	$3,019
Accrued expenses	3,595
Other current liabilities	786
Other long-term liability	2,508

Total liabilities	$9,908

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

        The following unaudited pro forma information for the fiscal years ended March 31, 2009 and 2008 have been prepared assuming the fiscal 2009 acquisitions and the B & R acquisition had occurred on April 1, 2007. The pro forma information for the fiscal year ended March 31, 2009 is as follows: Net sales: $1,334,025; Income from continuing operations: $95,807; Income per share from continuing operations—basic: $5.85; Income per share from continuing operations—diluted: $5.78. The pro forma information for the fiscal year ended March 31, 2008 is as follows: Net sales: $1,288,708; Income from continuing operations: $74,988; Income per share from continuing operations—basic: $4.55; and Income per share from continuing operations—diluted: $4.28.

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        In September 2007, the Company sold the assets of Triumph Precision, Inc., a build-to-specification manufacturer and supplier of ultra-precision machined components and assemblies in its Aerospace Systems segment. The effective date of the sale was July 1, 2007. The Company recognized a pretax loss of $650 on the sale of the business, which included costs to sell of $150. The Company has also decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services segment that specializes in producing high-quality hot gas path components for aero and land-based gas turbines. The Company recognized a pretax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell. The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment. For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations and assets and liabilities held for sale.

        Revenues of discontinued operations were $10,433, $10,913 and $17,408 for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively. The loss from discontinued operations was $4,745, $8,468 and $3,905, net of income tax benefit of $2,556, $4,560 and $2,103 for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively. Interest expense of $2,913, $2,835 and $2,762 was allocated to discontinued operations for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

        On October 6, 2008, the Company exercised the buy out provision in the operating lease on its casting facility. Accordingly, the property, plant and equipment related to the assets held for sale increased by $3,535.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

        Assets and liabilities held for sale are comprised of the following:

	March 31,
	2009	2008
Assets held for sale:
Accounts receivable, net	$6,838	$7,689
Inventories	11,763	11,272
Property, plant and equipment	9,062	5,711
Other	32	91

Total assets held for sale	$27,695	$24,763

Liabilities held for sale:
Accounts payable	$1,630	$1,378
Accrued expenses	475	1,253
Deferred tax liabilities and other	2,178	1,956

Total liabilities held for sale	$4,283	$4,587

5. INVENTORIES

        Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2009	2008
Raw materials	$51,856	$31,937
Manufactured and purchased components	142,833	133,343
Work-in-process	113,641	117,061
Finished goods	81,018	68,596

Total inventories	$389,348	$350,937

6. ROTABLE ASSETS

        In the third quarter of fiscal 2009, the Company made a change to the classification of its inventory of rotable assets. Rotable assets are those assets that can be repaired and then reused by the Company in an exchange transaction through its maintenance, repair and overhaul businesses. The Company now classifies its inventory of rotable assets as a current asset whereas previously these assets were classified by the Company's operating locations as either inventory or property and equipment.

        The Company has reclassified amounts in its prior-period financial statements, included herein, to conform to the current-year presentation. Rotable assets of $23,392 as of March 31, 2008 are now shown separately within current assets in the accompanying consolidated balance sheets. This amount is comprised of $10,730 and $12,662 which was previously reported in inventory and property and equipment, net, respectively. Also, additions to rotable assets during the fiscal years ended March 31, 2008 and 2007 of $5,397 and $4,099, respectively, originally classified as capital expenditures within investing activities, are now reflected in the accompanying consolidated statement of cash flows as a

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

6. ROTABLE ASSETS (Continued)

component of operating activities. This change resulted in no impact to previously reported income from operations, net income or earnings per share.

7. PROPERTY AND EQUIPMENT

        Net property and equipment at March 31, 2009 and 2008 is:

	March 31,
	2009	2008
Land	$18,052	$17,802
Buildings and improvements	133,055	128,038
Machinery and equipment	402,485	357,021

	553,592	502,861
Less accumulated depreciation	221,125	191,428

	$332,467	$311,433

        Depreciation expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $36,836, $32,779 and $26,947, respectively, which includes depreciation of assets under capital lease.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2009 and March 31, 2008:

	Aerospace Systems	Aftermarket Services	Total
Fiscal 2009
Balance at beginning of year	$330,175	$53,565	$383,740
Goodwill recognized in connection with acquisitions	73,260	—	73,260
Purchase price allocation adjustments	3,518	—	3,518
Effect of exchange rate changes and other	(971)	(6)	(977)

Balance at end of year	$405,982	$53,559	$459,541

Fiscal 2008
Balance at beginning of year	$285,797	$54,133	$339,930
Goodwill recognized in connection with acquisitions	44,488	—	44,488
Purchase price allocation adjustments	(1,103)	(568)	(1,671)
Effect of exchange rate changes and other	993	—	993

Balance at end of year	$330,175	$53,565	$383,740

        Intangible assets, cost and accumulated amortization at March 31, 2009 were $171,558 and $63,208, respectively. Intangible assets, cost and accumulated amortization at March 31, 2008 were $129,920 and

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

$51,432, respectively. Intangible assets consist of two major classes: (i) product rights and licenses, which at March 31, 2009 had a weighted-average life of 11.3 years, and (ii) noncompete agreements, customer relationships and other, which at March 31, 2009 had a weighted-average life of 10.1 years. Gross cost and accumulated amortization of product rights and licenses at March 31, 2009 were $74,082 and $45,079 respectively, and at March 31, 2008 were $74,082 and $38,087, respectively. Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at March 31, 2009 were $97,476 and $18,129, respectively, and at March 31, 2008 were $55,838 and $13,345, respectively. Amortization expense for the fiscal years ended March 31, 2009, 2008, and 2007 was $11,775, $10,436 and $8,756, respectively. Amortization expense for the five fiscal years succeeding March 31, 2009 by year is expected to be as follows: 2010: $16,612; 2011: $14,827; 2012: $13,330; 2013: $13,145; 2014: $12,139 and thereafter: $38,327.

        Effective February 9, 2007, the Company, through its Triumph Air Repair subsidiary, included in the Aftermarket Services segment, entered into a software licensing agreement with Honeywell Intellectual Properties, Inc. ("Honeywell"). The agreement grants Triumph a non-exclusive, limited license to access Honeywell proprietary commercial service manuals identified for use on the Boeing 331-250[G] APU installed on the United States Air Force C-17 aircraft. The license expires on September 30, 2013. As consideration, the Company agreed to pay $5,000 inclusive of imputed interest of $529, of which $700, $700 and $1,500 was paid during fiscal years 2009, 2008 and 2007, respectively. At March 31, 2009, the remaining payable to Honeywell of $1,671 is included in the consolidated balance sheet in accrued expenses and deferred income taxes and other in the amounts of $592 and $1,079, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $4,471, which is included in product rights and licenses intangible assets, with a life of 6.7 years. The Company amortized to expense $502, $671 and $112 of this intangible during fiscal years 2009, 2008 and 2007, respectively.

        Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into an exclusive agreement with General Electric ("GE") to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount of $32,158 for the exclusive right to use certain propriety technology owned by GE, of which $2,572, $10,200, $14,232 and $5,154 was paid during fiscal 2008, 2007, 2006 and fiscal 2005, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,158, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $2,810, $2,814 and $2,816 of this intangible asset during fiscal 2009, 2008 and 2007, respectively.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

9. ACCRUED EXPENSES

        Accrued expenses are composed of the following items:

	March 31,
	2009	2008
Accrued compensation	$38,592	$39,098
Deferred revenue	23,317	6,795
Warranty reserve	5,956	4,165
All other	41,715	33,339

Total accrued expenses	$109,580	$83,397

        Deferred revenue increased significantly in fiscal 2009 as a result of the acquisition of Merritt, which received an advance payment on one of its major contracts.

10. LEASES

        At March 31, 2009, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2010—$12,630; 2011—$11,761; 2012—$8,795; 2013—$6,432; 2014—$5,575 thereafter—$16,230 through 2022. In the normal course of business, operating leases may contain residual value guarantees and purchase options are generally renewed or replaced by other leases.

        At March 31, 2009, future minimum sublease rentals are as follows: 2010—$654; 2011—$669; 2012—$685; 2013—$618; 2014—$547; thereafter—$1,992 through 2018.

        Total rental expense was $14,441, $14,725 and $13,151 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

11. LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,
	2009	2008
Convertible senior subordinated notes	$183,250	$201,250
Revolving credit facility	127,730	193,750
Receivable securitization facility	75,000	—
Equipment leasing facility	58,734	—
Subordinated promissory notes	16,575	13,000
Other debt	14,015	11,813

	475,304	419,813
Less current portion	89,085	1,010

	$386,219	$418,803

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT (Continued)

Credit Facility

        On July 10, 2008, the Company amended its existing amended and restated credit agreement (the "Credit Facility") with its lenders, primarily to allow for an asset securitization facility of up to $125,000 and to amend certain other terms and covenants. Coincident with the amendment, the Company exercised a provision of the Credit Facility to increase the amount available under the Credit Facility to $370,000 from $350,000. The Credit Facility bears interest at either: (i) LIBOR plus between 0.625% and 2.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.

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

        At March 31, 2009, there were $127,730 in borrowings and $5,600 in letters of credit outstanding under the Credit Facility. At March 31, 2008, there were $193,750 in borrowings and $5,941 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. The Company is currently in compliance with all such covenants. As of March 31, 2009, the Company had borrowing capacity under the Credit Facility of $236,670 after reductions for borrowings and letters of credit outstanding under the Credit Facility.

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

        The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance costs of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company's outstanding Senior Notes, including a "make-whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company's Credit Facility. The debt issuance costs have been recorded as other

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT (Continued)

assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2009.

        During fiscal 2009, the Company paid $15,420 to purchase $18,000 of principal on the Notes, resulting in a gain on early extinguishment of $2,580.

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

        A holder may surrender its Notes for conversion: (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of the Company's common stock on such trading day; (ii) during the five business days immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of a Note for each day of that period was less than 98% of the product of the closing price of the Company's common stock and the conversion rate of the Notes on each such day; (iii) if the Company has called the Notes for redemption; (iv) on the occurrence of a specified corporate transaction as provided in the indenture governing the Notes (i.e., change in control, distribution of rights or warrants to purchase common stock below market

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT (Continued)

value, distribution of assets (including cash) with a per share value exceeding 10% of the market value of common stock); or (v) during the two-month period prior to maturity (starting August 1, 2026). The last reported sale price of the Company's common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.

        For the periods from October 1, 2007 through December 31, 2007 and January 1, 2008 through March 31, 2008, the Notes were eligible for conversion; however, during this period, none of the Notes were converted. The Company has classified the Notes as long-term as of March 31, 2009.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's common stock for the fiscal year ended March 31, 2009 was $46.49. Therefore, no additional shares were included in the diluted earnings per share calculation. The average price of the Company's common stock for the fiscal year ended March 31, 2008 was $68.95. Therefore, 777,059 additional shares were included in the diluted earnings per share calculation. No additional shares were included in the diluted earnings per share calculation for the fiscal year ended March 31, 2007 since the average price of the Company's stock did not exceed the conversion price.

        If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of its Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Receivable Securitization Program

        In August 2008, the Company entered into a receivable securitization facility (the "Securitization Facility"). In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2009, the maximum amount available under the Securitization Facility was $125,000. The Securitization Facility is due to expire in August 2009 and is subject to annual renewal through August 2013. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 35 basis points on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 30 basis points on 102% of the maximum amount available under the Securitization Facility. At March 31, 2009, there was $75,000 outstanding under the Securitization Facility. In connection with entering into the Securitization Facility, the Company incurred approximately $823 of costs, which were deferred and are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT (Continued)

Equipment Leasing Facility

        During March 2009, the Company entered into a 7-year Master Lease Agreement ("Leasing Facility") creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company's Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.1% per annum.

Prepayment of Senior Notes

        On October 4, 2006, the Company prepaid all of its outstanding Class A Senior Notes and Class B Senior Notes (collectively, the "Senior Notes") and, accordingly, the rights of the holders of the Senior Notes under the Note Purchase Agreement, dated November 21, 2002, between the Company and such holders, as amended, ceased. The Senior Notes were prepaid with the proceeds from the Company's sale of the Notes as discussed above. Immediately prior to prepayment, $68,375 aggregate principal amount of Class A Senior Notes, which carried a fixed rate of interest of 6.06%, were outstanding, and $56,049 aggregate amount of Class B Senior Notes, which carried a fixed rate of interest of 5.59%, were outstanding. If the Company had not prepaid the outstanding Senior Notes, they would have matured on December 2, 2012, subject to a requirement under the Note Purchase Agreement that the Company annually prepay $8,007 of the outstanding Class B Senior Notes starting on December 2, 2006. The Senior Notes were senior unsecured obligations of the Company and ranked junior in right of payment to the rights of the Company's secured creditors to the extent of their security in the Company's assets, equal in right of payment to the rights of creditors under the Company's other existing and future unsecured unsubordinated obligations, senior in right of payment to the rights of creditors under obligations expressly subordinated to the Senior Notes, and effectively subordinated to secured and unsecured creditors of the Company's subsidiaries. The prepayment was made upon proper notice to the holders of the Senior Notes at a price equal to 100% of the principal amount of the outstanding Senior Notes being prepaid, plus accrued and unpaid interest of approximately $2,466, plus a "make whole" premium of approximately $4,395 based on the value of the remaining scheduled interest payments on the Senior Notes being prepaid. The Company expensed the "make whole" premium of $4,395 as well as unamortized debt issuance costs related to the Senior Notes of $693 in the third quarter of fiscal 2007.

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

        The Company's long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company's fixed-rate debt. The fair values of the Company's Notes are determined using discounted cash flows based upon the Company's

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT (Continued)

estimated current cost for similar types of borrowings or current market value. The fair value of the Notes was $174,546 and $247,874 as of March 31, 2009 and March 31, 2008, respectively. The carrying value of other long-term debt and notes payable approximate their fair market values as of March 31, 2009 and March 31, 2008, respectively.

        Interest paid on indebtedness during the years ended March 31, 2009, 2008 and 2007 amounted to $13,352, $14,512 and $16,880, respectively.

        As of March 31, 2009, the maturities of long-term debt are as follows: 2010—$89,085; 2011—$14,734; 2012—$325,085; 2013—$8,852; 2014—$9,036; thereafter—$28,512 through 2026.

12. INCOME TAXES

        The components of income tax expense are as follows:

	Year ended March 31,
	2009	2008	2007
Current:
Federal	$27,547	$25,870	$18,582
State	2,791	1,530	1,338

	30,338	27,400	19,920
Deferred:
Federal	14,308	9,498	5,688
State	940	263	521

	15,248	9,761	6,209

	$45,586	$37,161	$26,129

        Income tax expense for the Company's foreign operations, which is included in the above amounts, for fiscal years 2009, 2008 and 2007 was $1,100, $855 and $1,289, respectively.

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.3	1.3	1.5
Miscellaneous permanent items and nondeductible accruals	0.9	0.2	0.1
Research and development tax credit	(2.2)	(1.8)	(2.0)
Foreign tax credits	(1.4)	—	—
ETI domestic/exclusion production tax benefits	(1.3)	(1.3)	(2.3)
Other	(0.5)	(0.5)	1.6

Effective income tax rate	31.8%	32.9%	33.9%

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$4,014	$4,539
Accounts receivable	2,263	1,989
Accruals and reserves	9,515	7,737
Other	4,898	1,739

	20,690	16,004
Valuation allowance	(351)	(1,374)

Net deferred tax assets	20,339	14,630

Deferred tax liabilities:
Property and equipment	50,982	39,927
Goodwill and other intangible assets	53,100	45,278
Inventory	8,396	6,684
Prepaid expenses and other	9,252	6,094

	121,730	97,983

Net deferred tax liabilities	$101,391	$83,353

        As of March 31, 2009, the Company has federal and state net operating loss carryforwards of $63,206 expiring in various years through 2029.

        Net income taxes paid during the fiscal years ended March 31, 2009, 2008 and 2007 were $28,094, $21,740 and $19,351, respectively. The Company also has a foreign net operating loss carryforward of $1,169 for which a valuation allowance has been established. The net change in total valuation allowance for fiscal 2009 was a decrease of $1,023.

        Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The cumulative effect of adoption of FIN 48 has been recorded as a charge of $291 to retained earnings, an increase of $66 to net deferred income tax liabilities and an increase of $225 to income taxes payable as of April 1, 2007.

        In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2009 and 2008, and upon adoption of FIN 48 on April 1, 2007, the total amount of accrued income tax-related interest and penalties was $427, $433 and $254, respectively.

        As of March 31, 2009 and 2008, and April 1, 2007, the total amount of unrecognized tax benefits was $3,211, $2,950 and $2,534, respectively, of which $3,188, $2,698 and $2,181, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $685 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. INCOME TAXES (Continued)

        As of March 31, 2009, the Company was subject to examination in state jurisdictions for the fiscal years ended March 31, 2005 through March 31, 2007, none of which the Company believes is individually material. The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

        With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2006, state or local examinations for fiscal years ended before March 31, 2005, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2007.

        From the FIN 48 adoption date of April 1, 2007 and during the fiscal years ended March 31, 2009 and 2008, the Company added $490 and $517 of tax, interest and penalties related to activity for identified uncertain tax positions, respectively.

        A reconciliation of the liability for uncertain tax positions for the fiscal years ended March 31, 2008 and 2009 follows:

Opening Balance—April 1, 2007	$2,279
Additions for tax positions related to the current year	329
Additions for tax positions of prior years	87
Reductions for tax positions of prior years	(178)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—

Ending Balance—March 31, 2008	2,517
Additions for tax positions related to the current year	497
Additions for tax positions of prior years	940
Reductions for tax positions of prior years	(4)
Reductions as a result of a lapse of statute of limitations	(1,014)
Settlements	—

Ending Balance—March 31, 2009	$2,936

13. STOCKHOLDERS' EQUITY

        During February 2008, the Company exercised existing authority to make stock repurchases and repurchased 220,000 shares of its outstanding shares under the program for an aggregate consideration of $12,342, funded by borrowings under the Company's Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 15, 2009, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

13. STOCKHOLDERS' EQUITY (Continued)

        During fiscal 2007, the Company filed a registration statement with the SEC to register shares of Common Stock issuable by the Company upon conversion (the "Conversion Shares") of the Company's issued and outstanding Notes. The Company cannot determine the number of Conversion Shares it will issue upon conversion of the Notes, if any. The Notes are further discussed in Note 11.

        The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2009 and 2008, no shares of preferred stock were outstanding.

        Prior to August 2008, the Company had Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2008, no shares of Class D common stock were outstanding. The Class D common stock was eliminated upon the amendment and restatement of the Company's Certificate of Incorporation effective August 12, 2008.

14. EARNINGS PER SHARE

        The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2009	2008	2007
	(thousands)
Weighted-average common shares outstanding—basic	16,384	16,497	16,220
Net effect of dilutive stock options and nonvested stock	200	266	193
Net effect of convertible debt	—	777	—

Weighted-average common shares outstanding—diluted	16,584	17,540	16,413

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $5,648, $5,309 and $4,006 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

        The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering union employees generally provide benefit payments of stated amounts for each year of

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

service. The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.

        On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company's pension plans and SERP plan as of March 31, 2007 in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains (losses), unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan's funded status in the Company's Consolidated Balance Sheet. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS No. 158.

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

        SFAS No. 158 also includes a requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position. The requirement is effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. The Company adopted the measurement provisions of SFAS No. 158 on March 31, 2009. Only the Company's union plans are affected by the measurement provisions of SFAS No. 158 since the union plans have a December 31 measurement date. The net periodic benefit cost for the period between December 31, 2008 and March 31, 2009 of approximately $27 was recognized, net of tax, during the fiscal year ended March 31, 2009.

        Included in accumulated other comprehensive income at March 31, 2009, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $564 ($356 net of tax) and unrecognized actuarial losses of $3,020 ($1,902 net of tax). The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2010 is $317 ($200 net of tax) and $138 ($87 net of tax), respectively.

        The following table sets forth the Company's consolidated defined benefit pension plans for its union employees as of March 31, 2009 and December 31, 2007 and its SERP as of March 31, 2009 and 2008, and the amounts recorded in the consolidated balance sheets at March 31, 2009 and 2008. Company contributions include amounts contributed directly to plan assets and indirectly as benefits

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the qualified and nonqualified plans.

	March 31,
	2009	2008
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$10,549	$12,562
Service cost	17	91
Interest cost	670	608
Actuarial loss (gain)	(741)	319
Curtailment	—	(451)
Benefits paid	(347)	(2,580)

Projected benefit obligation at end of year	$10,148	$10,549

Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	7.25%	6.25%
Rate of compensation increase	N/A	N/A
Change in plan assets
Fair value of plan assets at beginning of year	$6,596	$6,206
Actual return on plan assets	(1,757)	426
Expenses	(213)	(155)
Company contributions	342	2,699
Benefits paid	(348)	(2,580)

Fair value of plan assets at end of year	$4,620	$6,596

Funded status (underfunded)
Funded status	$(5,528)	$(3,953)

Amounts recognized in the consolidated balance sheet consist of
Accrued expenses—current liability	$(3,123)	$(3,003)
Pension obligation—noncurrent liability	(2,405)	(1,102)
Pension asset—current asset	—	152

Net amount recognized	$(5,528)	$(3,953)

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic pension cost for fiscal years 2009, 2008 and 2007 are as follows:

	Year Ended March 31,
	2009	2008	2007
Components of net periodic pension cost
Service cost	$82	$171	$260
Interest cost	670	608	677
Expected return on plan assets	(512)	(489)	(433)
Amortization of prior service cost	519	518	482
Amortization of net loss	84	104	199

Total net periodic pension cost	$843	$912	$1,185

Weighted-average assumptions Used to determine net periodic pension cost
Discount rate	6.25%	6.00%	5.75%
Expected long-term rate on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

Expected Pension Benefit Payments

        Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2010	$3,437
2011	523
2012	377
2013	402
2014	443
2015-2019	2,683

        The table below sets forth the Company's target asset allocation for fiscal 2010 and the actual asset allocations at March 31, 2009 and 2008.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2010	2009	2008
Equity securities	40-65%	57%	62%
Fixed income securities	25-40%	42	37
Other	0-10%	1	1

Total		100%	100%

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

Determination of Expected Long-Term Rate of Return

        The expected long-term rate of return for the plans' total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% to 6%. Based on historical experience, the Committee expects that the plans' asset managers will provide a modest (0.5% to 1.0% per annum) premium to their respective market benchmark indices.

Anticipated Contributions to Defined Benefit Plans

        Assuming a normal retirement age of 65, the Company expects to contribute approximately $3,451 to its pension plans during fiscal 2010.

16. STOCK COMPENSATION PLANS

        The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options generally vest over three to four years and expire ten years from the date of the grant. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. There were no employee or non-employee director options granted during fiscal 2009 or 2008. The fair values relating to prior option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company's stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

        In April 2005, the Compensation and Management Development Committee approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company's financial performance during fiscal 2006. Also on the same date, the Compensation and Management Development Committee granted to the same group of executives and employees options to purchase 113,750 shares of the Company's common stock at an exercise price of $30.74 per share. In April 2006, 54,898 restricted shares were awarded following

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

16. STOCK COMPENSATION PLANS (Continued)

the determination of net earnings per share for fiscal 2006. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value.

        Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

        The Company recognized $3,180, $2,809 and $2,524 of share-based compensation expense during the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2009, 2008 and 2007 was $1,048, $937 and $808, respectively. Total share-based compensation expense was comprised of stock option expense of $32, $453 and $595 and restricted stock expense of $3,148, $2,356 and $1,929 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company estimates it will record share-based compensation expense of approximately $3,300 in fiscal 2010. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2010, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2010 may differ from the Company's current estimate.

        A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2009 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	334,882	$34.95
Granted	—	—
Exercised	(37,333)	$32.92
Forfeited	(5,500)	$43.29

Outstanding at March 31, 2009	292,049	$35.05	3.5 Years	$3,340

Exercisable at March 31, 2009	292,049	$35.05	3.5 Years	$3,340

        As of March 31, 2009, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during fiscal 2009 was $927.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

16. STOCK COMPENSATION PLANS (Continued)

        At March 31, 2009 and 2008, 1,380,958 and 1,415,918 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares as of March 31, 2009 and changes during the fiscal year ended March 31, 2009, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2008	164,363	$49.77
Granted	48,702	57.19
Vested	—	—
Forfeited	(8,242)	50.98

Nonvested at March 31, 2009	204,823	$51.49

        Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $3,158, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

        In June 2007 and 2008, the Compensation and Management Development Committee of the Board of Directors approved the granting of restricted stock to several of its senior executives and employees, the number of shares of which was to be determined based upon the Company's financial performance during fiscal 2008 and 2009, respectively. In April 2008, 40,902 restricted shares were granted following the determination of net earnings per share for fiscal 2008. In April 2009, 62,989 restricted shares were granted following the determination of net earnings per share for fiscal 2009. Expected future compensation expenses on this April 2009 grant, net of expected forfeitures, is approximately $1,932, which is expected to vest over the remaining vesting period of 3.0 years.

        In July 2006, the Board of Directors approved the granting of deferred stock units to each of the non-employee members of the Board of Directors under the Directors' Plan. During the fiscal years ended March 31, 2009 and 2008, 7,800 and 2,500 deferred stock units were granted to the non-employee members of the Board of Directors, respectively. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

17. COMMITMENTS AND CONTINGENCIES

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

17. COMMITMENTS AND CONTINGENCIES (Continued)

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

18. DERIVATIVES

Interest Rate Swap

        The Company uses interest rate swaps, a derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility. The Company does not use derivative financial instruments for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the estimated fair value of the underlying exposures being hedged. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which requires that all derivatives be recorded on the consolidated balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders' equity, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

        In March 2008, the Company entered into an interest rate swap agreement (the "Swap"), maturing June 2011 involving the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without exchange of the underlying principal amount. Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt. To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.

        As of March 31, 2009, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $85,000. For the year ended March 31, 2009, $566 of losses were reclassified into earnings from accumulated other comprehensive income.

        The fair value of the interest rate swap of $3,429 and $531 for the fiscal years ended March 31, 2009 and 2008, respectively, were included in Deferred income taxes and other.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

18. DERIVATIVES (Continued)

        The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Year ended March 31,		Reclassification Adjustment Gain (Loss) Amount Year ended March 31,
Cash Flow Hedges	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
		2009	2008	2009	2008
Interest rate swap	Interest expense and other	$(1,825)	$(335)	$(566)	$—

        The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $1,888 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during fiscal 2010.

        During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. The Company recognized a gain of $1,411 in fiscal 2009, which is included in interest expense and other related to these instruments.

19. FAIR VALUE MEASUREMENTS

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

        The following table provides the liabilities reported at fair value in Deferred income tax and other and measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap, net of tax of $(1,269)	$(2,160)	$—	$(2,160)	$—

        The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

20. CUSTOMER CONCENTRATION

        Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 16% and 17% of total accounts receivable as of March 31, 2009 and 2008, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2009 were $284,687, or 23% of net sales, of which $240,494 and $44,193 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2008 were $259,516 or 23% of net sales, of which $215,018 and $44,498 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2007 were $205,440, or 22% of net sales, of which $172,829 and $32,611 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

        The Company currently generates a majority of its revenue from clients in the commercial aerospace industry, the military, and the regional airline industry. The Company's growth and financial results are largely dependent on continued demand for its products and services from clients in these industries. If any of these industries experiences a downturn, clients in these sectors may conduct less business with the Company.

21. COLLECTIVE BARGAINING AGREEMENTS

        Approximately 11% of the Company's labor force is covered under collective bargaining agreements.

22. SEGMENTS

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

        The Aerospace Systems segment consists of 39 operating locations, and the Aftermarket Services segment consists of 16 operating locations at March 31, 2009.

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

22. SEGMENTS (Continued)

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SEGMENTS (Continued)

        Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2009	2008	2007
Net sales:
Aerospace systems	$988,359	$907,376	$743,742
Aftermarket services	254,638	246,609	196,526
Elimination of inter-segment sales	(2,619)	(2,895)	(2,941)

	$1,240,378	$1,151,090	$937,327

Income before income taxes:
Operating income (loss):
Aerospace systems	$168,006	$124,812	$101,867
Aftermarket services	10,876	23,480	11,384
Corporate	(26,968)	(21,967)	(19,352)

	151,914	126,325	93,899
Interest expense and other	11,096	13,422	11,706
(Gain) loss on early extinguishment of debt	(2,580)	—	5,088

	$143,398	$112,903	$77,105

Depreciation and amortization:
Aerospace systems	$34,784	$30,007	$26,080
Aftermarket services	13,515	12,943	9,394
Corporate	312	265	229

	$48,611	$43,215	$35,703

Capital expenditures:
Aerospace systems	$34,618	$40,762	$39,220
Aftermarket services	8,804	15,255	15,573
Corporate	1,999	954	299

	$45,421	$56,971	$55,092

	March 31,
	2009	2008
Total Assets:
Aerospace systems	$1,213,142	$1,034,294
Aftermarket services	318,596	321,757
Corporate	33,474	34,021
Discontinued operations	27,695	24,763

	$1,592,907	$1,414,835

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SEGMENTS (Continued)

        During fiscal years 2009, 2008 and 2007, the Company had foreign sales of $266,646, $237,043 and $201,920, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2009				Fiscal 2008
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
BUSINESS SEGMENT SALES
Aerospace Systems	$258,232	$257,569	$222,751	$249,807	$217,280	$220,511	$213,025	$256,560
Aftermarket Services	62,968	66,481	63,107	62,082	58,313	60,054	62,728	65,514
Inter-segment Elimination	(644)	(659)	(615)	(701)	(589)	(793)	(654)	(859)

TOTAL SALES	$320,556	$323,391	$285,243	$311,188	$275,004	$279,772	$275,099	$321,215

GROSS PROFIT(1)	$95,826	$94,573	$80,570	$89,162	$80,651	$78,917	$75,399	$89,228

OPERATING INCOME
Aerospace Systems	$46,070	$46,515	$34,269	$41,152	$30,329	$31,135	$26,095	$37,253
Aftermarket Services	3,887	2,896	2,219	1,874	5,728	4,825	6,519	6,408
Corporate	(6,629)	(6,697)	(6,057)	(7,585)	(5,803)	(4,117)	(3,888)	(8,159)

TOTAL OPERATING INCOME	$43,328	$42,714	$30,431	$35,441	$30,254	$31,843	$28,726	$35,502

INCOME (LOSS) FROM
Continuing Operations	$26,034	$26,069	$21,946	$23,763	$17,811	$18,702	$17,923	$21,306
Discontinued Operations	(1,203)	(1,093)	(818)	(1,631)	(3,894)	(1,472)	(1,206)	(1,896)

NET INCOME	$24,831	$24,976	$21,128	$22,132	$13,917	$17,230	$16,717	$19,410

Basic Earnings (Loss) per Share(2)
Continuing Operations	$1.59	$1.59	$1.34	$1.45	$1.08	$1.13	$1.08	$1.30
Discontinued Operations	(0.07)	(0.07)	(0.05)	(0.10)	(0.24)	(0.09)	(0.07)	(0.12)

Net Income	$1.52	$1.52	$1.29	$1.35	$0.85	$1.04	$1.01	$1.18

Diluted Earnings (Loss) per share(2)(3)
Continuing Operations	$1.54	$1.57	$1.33	$1.43	$1.04	$1.05	$1.00	$1.26
Discontinued Operations	(0.07)	(0.07)	(0.05)	(0.10)	(0.23)	(0.08)	(0.07)	(0.11)

Net Income	$1.47	$1.50	$1.28	$1.33	$0.81	$0.97	$0.93	$1.15

(1)
Gross profit includes depreciation.

(2)
The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(3)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2009:
Allowance for doubtful accounts receivable	$4,723	2,406	246	(1,734)	$5,641
For year ended March 31, 2008:
Allowance for doubtful accounts receivable	$3,857	1,687	130	(951)	$4,723
For year ended March 31, 2007:
Allowance for doubtful accounts receivable	$3,625	1,036	23	(827)	$3,857

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Merritt, Saygrove, KA, Mexmil, B & R, Allied, Grand Prairie, Parker Hannifin's United Aircraft Products Division and Triumph Gear Systems, Inc.

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

        As of March 31, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

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

        Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2009.

        Management's assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting did not include the internal control of Triumph Structures—East Texas, Inc., Triumph Actuation & Motion Control Systems—UK, Ltd., Triumph Controls—UK, Ltd., Triumph Controls—Germany, GmbH, and Triumph Insulation Systems, LLC (and several of its affiliates), all companies which were acquired in March 2009. These acquisitions, which are more fully discussed in Note 3 to the consolidated financial statements for fiscal 2009, are included in the 2009 consolidated financial statements of Triumph Group, Inc. and represented total assets of approximately $185 million at March 31, 2009. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.

        Triumph's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Triumph's internal control over financial reporting. This report appears on page 91.

/s/ RICHARD C. ILL
Richard C. Ill
President and Chief Executive Officer

/s/ M. DAVID KORNBLATT
M. David Kornblatt
Senior Vice President,
Chief Financial Officer & Treasurer

/s/ KEVIN E. KINDIG
Kevin E. Kindig
Vice President and Controller

May 22, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triumph Structures—East Texas, Inc., Triumph Actuation & Motion Control Systems—UK, Ltd., Triumph Controls—UK, Ltd., Triumph Controls—Germany, GmbH, and Triumph Insulation Systems, LLC (and several of its affiliates), which are included in the 2009 consolidated financial statements of Triumph Group, Inc. and constituted approximately $185 million of total assets as of March 31, 2009. Our audit of internal control over financial reporting of Triumph Group, Inc. also did not include an evaluation of the internal control over financial reporting of Triumph Structures—East Texas, Inc., Triumph Actuation & Motion Control Systems—UK, Ltd., Triumph Controls—UK, Ltd., Triumph Controls—Germany, GmbH, and Triumph Insulation Systems, LLC (and several of its affiliates).

        In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 22, 2009

Changes in Internal Control Over Financial Reporting

        In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

        We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2009 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2009 Proxy Statement.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2009 Proxy Statement.

Stockholder Nominations

        The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2009 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2009 Proxy Statement.

Item 11.    Executive Compensation

        The information required regarding executive compensation is incorporated herein by reference to the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a) Financial Statements

        (1) The following consolidated financial statements are included in Item 8 of this report:

        (2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	87

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

        (3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.
3.2	Bylaws of Triumph Group, Inc.(1)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)

Exhibit Number	Description
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
10.1	Amended and Restated Directors' Stock Incentive Plan.(3)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(3)
10.3#	2004 Stock Incentive Plan.(4)
10.4
Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(5)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(6)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(6)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(7)
10.4(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated October 15, 2007.(8)
10.4(e)	Fifth Amendment to Amended and Restated Credit Agreement, dated July 10, 2008.(9)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(10)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(3)
10.7*#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.
10.8*#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.
10.9#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
10.12
Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(9)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)
Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(4)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(5)
Incorporated by reference to our Current Report on Form 8-K filed August 2, 2005.

(6)
Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(8)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(9)
Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

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

TRIUMPH GROUP, INC.
Dated: May 22, 2009	By:	/s/ RICHARD C. ILL Richard C. Ill President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. ILL Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2009
/s/ M. DAVID KORNBLATT M. David Kornblatt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 22, 2009
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	May 22, 2009
/s/ PAUL BOURGON Paul Bourgon	Director	May 22, 2009
/s/ RICHARD C. GOZON Richard C. Gozon	Director	May 22, 2009
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	May 22, 2009
/s/ GEORGE SIMPSON George Simpson	Director	May 22, 2009
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	May 22, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.
3.2	Bylaws of Triumph Group, Inc.(1)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
10.1	Amended and Restated Directors' Stock Incentive Plan.(3)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(3)
10.3#	2004 Stock Incentive Plan.(4)
10.4	Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated July 27, 2005 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and Manufacturers and Traders Trust Company, as Managing Agent, National City Bank of Pennsylvania, as Managing Agent and PNC Capital Markets, Inc., as Lead Arrangers and the Banks party thereto.(5)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(6)
10.4(b)	Second Amendment to Amended and Restated Credit Agreement, dated October 20, 2006.(6)
10.4(c)	Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2006.(7)
10.4(d)	Fourth Amendment to Amended and Restated Credit Agreement, dated October 15, 2007.(8)
10.4(e)	Form of the Fifth Amendment to Amended and Restated Credit Agreement, dated July 10, 2008.(9)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(10)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(3)
10.7*#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.
10.8*#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.
10.9#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)

Exhibit Number	Description
10.11#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
10.12	Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(9)
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)
Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(4)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(5)
Incorporated by reference to our Current Report on Form 8-K filed August 2, 2005.

(6)
Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2006.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2006.

(8)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(9)
Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

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