Form 10-Q
period 2009-06-30
TRIUMPH GROUP INC /
filed 2009-07-31
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 16,665,699 shares outstanding as of June 30, 2009.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2009	2009
	(unaudited)	(as adjusted,
		see Note 2)
ASSETS

Current assets:
Cash	$30,854	$14,478
Accounts receivable, less allowance for doubtful accounts of $5,853 and $5,641	194,687	209,463
Inventories	391,078	389,348
Rotable assets	26,257	25,652
Assets held for sale	24,555	27,695
Deferred income taxes	1,777	1,727
Prepaid income taxes	—	4,434
Prepaid expenses and other	7,414	6,021
Total current assets	676,622	678,818
Property and equipment, net	329,890	332,467
Goodwill	463,471	459,541
Intangible assets, net	106,281	108,350
Other, net	11,666	12,031
Total assets	$1,587,930	$1,591,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$93,192	$103,711
Accrued expenses	95,617	109,580
Liabilities related to assets held for sale	3,060	4,283
Income taxes payable	2,395	—
Current portion of long-term debt	15,601	89,085
Total current liabilities	209,865	306,659
Long-term debt, less current portion	437,838	370,311
Income taxes payable, non-current	2,934	2,917
Deferred income taxes and other	118,890	118,044

Stockholders’ equity:
Common stock, $.001 par value, $100,000,000 shares authorized, 16,824,737 and 16,763,984 shares issued; 16,665,699 and 16,589,567 outstanding	16	16
Capital in excess of par value	318,031	317,053
Treasury stock, at cost, 159,038 and 174,417 shares	(8,727)	(9,785)
Accumulated other comprehensive income (loss)	4,351	(2,233)
Retained earnings	504,732	487,225
Total stockholders’ equity	818,403	793,276
Total liabilities and stockholders’ equity	$1,587,930	$1,591,207

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
		(as adjusted,
		see Note 2)

Net sales	$316,130	$320,556

Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	224,348	223,820
Selling, general and administrative	39,836	41,235
Depreciation and amortization	14,076	12,173
	278,260	277,228

Operating income	37,870	43,328
Interest expense and other	5,326	4,968
Income from continuing operations before income taxes	32,544	38,360
Income tax expense	11,023	13,291
Income from continuing operations	21,521	25,069
Loss from discontinued operations, net	(3,482)	(1,203)
Net income	$18,039	$23,866

Earnings per share—basic:
Income from continuing operations	$1.31	$1.53
Loss from discontinued operations, net	(0.21)	(0.07)
Net income	$1.10	$1.46

Weighted average common shares outstanding—basic	16,432	16,373

Earnings per share—diluted:
Income from continuing operations	$1.30	$1.48
Loss from discontinued operations, net	(0.21)	(0.07)
Net income	$1.09	$1.41

Weighted average common shares outstanding—diluted	16,611	16,891

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
		(as adjusted, see Note 2)
Operating Activities
Net income	$18,039	$23,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,076	12,173
Other amortization included in interest expense	1,876	1,959
Provision for doubtful accounts receivable	106	283
Provision for deferred income taxes	1,192	3,748
Employee stock compensation	880	805
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	15,787	8,222
Rotable assets	(605)	(1,551)
Inventories	(1,318)	(16,320)
Prepaid expenses and other current assets	(2,763)	2,698
Accounts payable, accrued expenses and income taxes payable	(19,057)	(19,210)
Changes in discontinued operations	4,443	(795)
Other	(172)	(964)
Net cash provided by operating activities	32,484	14,914

Investing Activities
Capital expenditures	(7,073)	(11,363)
Proceeds from sale of assets and businesses	92	71
Cash used for businesses and intangible assets acquired	(970)	—
Net cash used in investing activities	(7,951)	(11,292)

Financing Activities
Net (decrease) increase in revolving credit facility	(12,730)	(4,135)
Proceeds from issuance of long-term debt	26	585
Proceeds from equipment leasing facility	6,669	—
Repayment of debt and capital lease obligations	(2,118)	(239)
Payment of deferred financing cost	(6)	(68)
Dividends paid	(667)	(663)
Withholding of restricted shares for minimum tax obligation	(470)	—
Proceeds from exercise of stock options, including excess tax benefit of $98 and $183 in fiscal 2010 and 2009	819	1,059
Net cash used in financing activities	(8,477)	(3,461)
Effect of exchange rate changes on cash	320	(11)

Net change in cash	16,376	150
Cash at beginning of period	14,478	13,738

Cash at end of period	$30,854	$13,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes, net of refunds	$1,199	$911
Cash paid for interest	$4,889	$5,008

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
		(as adjusted, see Note 2)

Net income	$18,039	$23,866

Other comprehensive income
Foreign currency translation adjustment	6,163	(49)
Unrealized gain on cash flow hedge, net of tax of $ 248 and $899	421	1,531

Total comprehensive income	$24,623	$25,348

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events, management has evaluated subsequent events after the balance sheet date through July 31, 2009, the date of issuance of the interim financial statements.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk; however, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 22% and 16% of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the three months ended June 30, 2009 were $89,232, or 28% of net sales, of which $79,428 and $9,804 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2008 were $77,122 or 24% of net sales, of which $65,936 and $11,186 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

The Company recognized a cumulative-effect adjustment of $2,121 reducing the April 1, 2007 balance of retained earnings and reducing the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the three months ended June 30, 2008 of $1,541, or $0.06 per diluted share.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain reported line items:

	Three months ended June 30, 2008
Consolidated Statement of Income	As previously reported	Adjustment	As adjusted
Interest expense and other	$3,427	$1,541	$4,968
Income tax expense	13,867	(576)	13,291
Net income	24,831	(965)	23,866

	March 31, 2009
Consolidated Balance Sheet	As previously reported	Adjustment	As adjusted
Other assets, net	$13,731	$(1,700)	$12,031
Long-term debt, less current portion	386,219	(15,908)	370,311
Deferred income taxes other	117,462	582	118,044
Capital in excess of par	291,304	25,749	317,053
Retained earnings	500,348	(12,123)	488,225

The debt components recognized for the Company’s convertible notes as of March 31, 2009 were as follows:

Principal amount of convertible notes	$183,250
Unamortized discount (1)	15,908
Net carrying amount	167,342

(1)          Remaining recognition period of 2.5 years as of March 31, 2009.

The amount of interest expense recognized and the effective rate for the Company’s convertible notes were as follows:

	Three months ended June 30,
	2009	2008
Contractual coupon interest	$1,229	$1,321
Amortization of discount on convertible notes	1,494	1,558
Interest expense	2,723	2,879

Effective interest rate	6.5%	6.5%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2008 the FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis.  The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations.  The adoption had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a recurring basis at March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material effect on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009 and the adoption of this FSP did not have a material effect on its disclosures.

Effective April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123R, using the modified-prospective transition method, beginning

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($98 and $183 for the three months ended June 30, 2009 and June 30, 2008, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options recognized under SFAS 123R for the three months ended June 30, 2009 and June 30, 2008 was $880 and $805, respectively, and, in accordance with Staff Accounting Bulletin (“SAB”) 107, the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Previous periods have not been restated.

Intangible Assets

Intangible assets cost and accumulated amortization at June 30, 2009 were $173,775 and $67,494, respectively.  Intangible assets cost and accumulated amortizations at March 31, 2009 were $171,558 and $63,208, respectively.  Intangible assets consist of two major classes: (i) product rights and licenses, which at June 30, 2009 had a weighted-average life of 11.3 years and (ii) non-compete agreements, customer relationships and other, which at June 30, 2009 had a weighted-average life of 9.9 years.  Gross cost and accumulated amortization of product rights and licenses at June 30, 2009 were $74,082 and $46,765, respectively, and at March 31, 2009 were $74,082 and $45,079, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at June 30, 2009 were $99,693 and $20,729, respectively, and at March 31, 2009 were $97,476 and $18,129, respectively.  Amortization expense for the three months ended June 30, 2009 and 2008 was $4,255 and $2,995, respectively.  Amortization expense for the fiscal year ended March 31, 2010 and the succeeding five fiscal years by year is expected to be as follows: 2010: $16,612; 2011: $14,827; 2012: $13,330; 2013: $13,145; 2014: $12,139; and thereafter: $38,327.

3.  ACQUISITIONS

FISCAL 2009 ACQUISITIONS

Acquisition of Merritt Tool Company

Effective March 13, 2009, the Company acquired all of the outstanding shares of Merritt Tool Company, Inc. (“Merritt”), renamed Triumph Structures — East Texas, Inc. Triumph Structures — East Texas, Inc.  is a manufacturer of aircraft structural components specializing in complex precision machining primarily for commercial and military aerospace programs.  Merritt provides the Company with expanded capacity and increased market share in structural components. The results for Triumph Structures — East Texas, Inc. are included in the Company’s Aerospace Systems segment.

Acquisition of Saygrove Defence & Aerospace Group Limited

Effective March 13, 2009, the Company acquired all of the outstanding shares of Saygrove Defence & Aerospace Group Limited (“Saygrove”), renamed Triumph Actuation & Motion Control Systems-UK, Ltd. Triumph Actuation & Motion Control Systems-UK, Ltd. is a provider of motion control and actuation products for the aerospace and defense industry.  Saygrove provides the Company with added advanced control products for flight actuation and motor control applications in all-electric aircraft and Unmanned Aerial Vehicles. The results for Triumph Actuation & Motion Control Systems-UK, Ltd. are included in the Company’s Aerospace Systems segment.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Acquisition of Aviation Segment of Kongsberg Automotive Holdings ASA

Effective March 31, 2009, the Company acquired the assets of the aviation segment of Kongsberg Automotive Holdings ASA (“KA”) through two newly organized wholly-owned subsidiaries, Triumph Controls —  UK, Ltd. and Triumph Controls — Germany, GmbH. The acquired business, which is located in Basildon, U.K. and Heiligenhaus, Germany, provides cable control systems for commercial and military aircraft to Europe’s leading aerospace manufacturers.  KA provides the Company with expanded capacity and increased market share in cable control systems. The results for Triumph Controls — UK, Ltd. and Triumph Controls — Germany, GmbH will be included in the Company’s Aerospace Systems segment.

Acquisition of The Mexmil Company, LLC

Effective March 31, 2009, the Company acquired all of the equity interests of The Mexmil Company, LLC, and all of the equity interests of several affiliates (“Mexmil”), renamed Triumph Insulation Systems, LLC. Triumph Insulation Systems, LLC and its affiliates primarily provide insulation systems to original equipment manufacturers, or OEMs, airlines, maintenance, repair and overhaul organizations and air cargo carriers.  Mexmil provides the Company with an enhanced ability to provide a more comprehensive interiors solution to current and future customers.  The results for Triumph Insulation Systems, LLC and its affiliates will be included in the Company’s Aerospace Systems segment.

The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the “fiscal 2009 acquisitions.”  The combined purchase price of the fiscal 2009 acquisitions of $152,161 includes cash paid at closing, estimated deferred payments and direct costs of the transactions.  Included in the deferred payments are delayed payments of $2,132 and $1,421 payable in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which are contingent upon the achievement of specified earnings levels during the earnout period and another $10,000 that is contingent upon entering into a specific customer contract. The maximum amounts payable in respect of fiscal 2010, 2011, 2012 and 2013, respectively, are $2,322, $4,598, $5,426 and $2,629. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $73,260 was recorded as goodwill, $60,944 of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $45,466 comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.3 years.  The Company is awaiting final appraisals of tangible and intangible assets and assumed liabilities related to the fiscal 2009 acquisitions.  Accordingly, the Company has recorded its best estimate of the intangibles and property and equipment subject to appraisals.  Therefore, the allocation of purchase price for the fiscal 2009 acquisitions is not complete and is subject to change.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for fiscal 2009 acquisitions:

Cash	$5,182
Accounts receivable	14,144
Inventory	27,921
Prepaid expenses and other	2,082
Deferred tax asset	1,185
Property and equipment	16,094
Goodwill	77,268
Intangible assets	45,456
Total assets	$189,332
Accounts payable	$9,665
Accrued expenses	23,161
Other current liabilities	108
Other long-term liabilities	3,971
Total liabilities	$36,905

The fiscal 2009 acquisitions have been accounted for under the purchase method of accounting and, accordingly, are included in the consolidated financial statements from the effective dates of acquisition. The fiscal 2009 acquisitions were funded by the Company’s long-term borrowings in place at the dates of acquisition.

The following unaudited pro forma information for the three months ended June 30, 2008 has been prepared assuming the fiscal 2009 acquisitions had occurred on April 1, 2008. The pro forma information for the three months ended June 30, 2008 is as follows: Net sales: $346,390; Income from continuing operations: $25,136; Income per share from continuing operations - basic: $1.54; Income per share from continuing operations — diluted:  $1.49.

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

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

Revenues of discontinued operations were $986 and $2,099 for the three months ended June 30, 2009 and June 30, 2008, respectively.  The loss from discontinued operations was $3,482 and $1,203, net of income tax benefit of $1,875 and $648 for the three months ended June 30, 2009 and June 30, 2008, respectively.  Included in the loss from discontinued operations for the three months ended June 30, 2009 is an impairment charge of $2,512 million. Interest expense of $804 and $681 was allocated to discontinued operations for the quarter ended June 30, 2009 and June 30, 2008, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	JUNE 30,	MARCH 31,
	2009	2009
Assets held for sale:
Accounts receivable, net	$4,179	$6,838
Inventories	11,252	11,763
Property, plant and equipment	9,081	9,062
Other	43	32
Total assets held for sale	$24,555	$27,695
Liabilities held for sale:
Accounts payable	$358	$1,630
Accrued expenses	294	475
Deferred tax liabilities and other	2,408	2,178
Total liabilities held for sale	$3,060	$4,283

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2009	2009
Raw materials	$49,715	$51,856
Manufactured and purchased components	172,800	142,833
Work-in-process	122,620	113,641
Finished goods	45,943	81,018
Total inventories	$391,078	$389,348

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2009	2009

Convertible senior subordinated notes	$168,836	$167,342
Revolving credit facility	115,000	127,730
Receivable securitization facility	75,000	75,000
Equipment leasing facility	63,706	58,734
Subordinated promissory notes	17,130	16,575
Other debt	13,767	14,015
	453,439	459,396
Less current portion	15,601	89,085
	$437,838	$370,311

Credit Facility

On July 10, 2008, the Company amended its existing amended and restated credit agreement (the “Credit Facility”) with its lenders primarily to allow for an asset securitization facility of up to $125,000 and amend certain other terms and covenants.  Coincident with the amendment, the Company exercised the accordion feature of the Credit Facility, to increase the Credit Facility to $370,000 from $350,000.  On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350,000 from $250,000, extend the maturity date to June 30, 2011 and amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 0.625% and 2.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.175% and 0.400% on the unused portion of the Credit Facility.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s subsidiaries.

At June 30, 2009, there were $115,000 in borrowings and $6,067 in letters of credit outstanding under the facility.  At March 31, 2009 there were $127,730 in borrowings and $5,600 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of June 30, 2009, the Company had borrowing capacity under this facility of $248,933 after reductions for borrowings and letters of credit outstanding under the facility.

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.  During fiscal 2009, the Company paid $15,420 to purchase $18,000 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $16,283 and a gain on extinguishment of $880.

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

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2009.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended June 30, 2009 and June 30, 2008, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of June 30, 2009 and June 30, 2008, respectively.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended June 30, 2009 and June 30, 2008 was $40.96 and $58.98, respectively.  Therefore, zero and 283,930 additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended June 30, 2009 and June 30, 2008, respectively.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

Effective April 1, 2009, the Company adopted FSP APB 14-1, resulting in the reduction of the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. As of June 30, 2009, the remaining discount of $14,414 will be amortized on the effective interest method through October 1, 2011.

Receivables Securitization Program

In August 2008, the Company entered into a receivable securitization facility (the “Securitization Facility”) with a purchase limit of $125,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of June 30, 2009, the maximum amount available under the Securitization Facility was $119,400. The Securitization Facility is due to expire in August 2010 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 35 basis points on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 30 basis points on 102% of the maximum amount available under the Securitization Facility.  At June 30, 2009, there was $75,000 outstanding under the Securitization Facility.  In connection with entering into the Securitization Facility, the Company incurred approximately $823 of costs, which were deferred and are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During June 2009, the Company added additional capital leases resulting in proceeds of $6,669.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

7.               DERIVATIVES

Interest Rate Swap

The Company uses interest rate swaps, a derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility.  The Company does not use derivative financial instruments for trading or speculative purposes.  While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the estimated fair value of the underlying exposures being hedged.   The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), which requires that all derivatives be recorded on the consolidated balance sheet at fair value.  SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of hedge transaction.  Interest rate swaps are

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.  DERIVATIVES (Continued)

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

In March 2008, the Company entered into an interest rate swap agreement (the “Swap”), maturing June 2011 involving the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without exchange of the underlying principal amount.  Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly.  The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt.  To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.

As of June 30, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the three months ended June 30, 2009, $533 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $2,760 and $3,429 as of June 30, 2009 and March 31, 2009, respectively, were included in Deferred income taxes and other.

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Period ended June 30,		Period ended June 30,
	(Effective Portion)	2009	2008	2009	2008
Cash Flow Hedges
Interest rate swap	Interest expense and other	$421	$1,531	$(533)	$(29)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $1,549 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2010.

8.               FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157.  This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  On April 1, 2008, the provisions of SFAS 157 became effective for financial assets and financial liabilities of the Company.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

8.  FAIR VALUE MEASUREMENTS (Continued)

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

Level 3          Unobservable inputs for the asset or liability

The following table provides the assets reported at fair value and measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $(1,021)	$(1,739)	$—	$(1,739)	$—

The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$453,439	$469,971	$459,396	$469,221

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	JUNE 30,
	(in thousands)
	2009	2008

Weighted average common shares outstanding - basic	16,432	16,373
Net effect of dilutive stock options	179	234
Potential common shares - convertible debt	—	284
Weighted average common shares outstanding — diluted	16,611	16,891

10.  INCOME TAXES

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of June 30, 2009 and March 31, 2009, the total amount of accrued income tax-related interest and penalties was $383 and $427, respectively.

As of June 30, 2009 and March 31, 2009, the total amount of unrecognized tax benefits was $3,228 and $3,211, respectively, of which $3,205 and $3,188, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by $770 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

As of June 30, 2009, the Company was subject to examination in state jurisdictions for fiscal years ended March 31, 2005 through March 31, 2008, none of which we believe is individually material.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The fiscal year ended March 31, 2008 is currently being examined by the Internal Revenue Service.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2009 through June 30, 2009:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2009	$405,982	$53,559	$459,541
Purchase price allocation adjustments	3,728	—	3,728
Effect of exchange rate changes and other	1,912	(1,710)	202
Balance, June 30, 2009	$411,622	$51,849	$463,471

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

Our Aerospace Systems segment consists of 39 operating locations, and the Aftermarket Services segment consists of 19 operating locations at June 30, 2009.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
Net sales:
Aerospace systems	$259,973	$258,232
Aftermarket services	57,784	62,968
Elimination of inter-segment sales	(1,627)	(644)
	$316,130	$320,556

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$41,845	$46,070
Aftermarket services	2,423	3,887
Corporate	(6,398)	(6,629)
	37,870	43,328
Interest expense and other	5,326	4,968
	$32,544	$38,360

Depreciation and amortization:
Aerospace systems	$10,702	$8,603
Aftermarket services	3,256	3,503
Corporate	118	67
	$14,076	$12,173

Capital expenditures:
Aerospace systems	$5,512	$9,154
Aftermarket services	1,030	2,147
Corporate	531	62
	$7,073	$11,363

	JUNE 30,	MARCH 31,
	2009	2009
Total Assets:
Aerospace systems	$1,209,389	$1,213,142
Aftermarket services	315,907	318,596
Corporate	38,078	33,474
Discontinued Operations	24,555	27,695
	$1,587,930	$1,592,907

During the three months ended June 30, 2009 and 2008, the Company had foreign sales of $64,530 and $71,142, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems for the global aerospace original equipment manufacturers, or OEM, market; and (ii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

•                  Net sales for the first quarter of the fiscal year ending March 31, 2010 decreased 1.4% to $316.1 million.

•                  Operating income in the first quarter of fiscal 2010 decreased 12.6% to $37.9 million.

•                  Income from continuing operations for the first quarter of fiscal 2010 decreased 14.2% to $21.5 million.

•                  Backlog increased 3% over the first quarter of the prior year to $1.3 billion.

•                  Income from continuing operations was $1.30 per diluted common share.

•                  We generated $32.5 million of cash flow from operating activities.

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we are reaffirming our guidance on revenue and full year earnings per share from continuing operations.  While we have experienced challenges in our business jet and regional jet end markets, our commercial and military sales continue to grow. In addition, our backlog remains very strong despite production cuts, particularly on the Boeing 777, which will be effective June 2010, business jets, and regional jets.

While our assessment of the foregoing trends leads us presently to expect to maintain earnings per share for fiscal year 2010 noted above, there can be no assurance that our assessment of these trends will prove to be correct, nor any assurance that other events or trends will cause our actual results to differ from those expected.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008

	QUARTER ENDED
	JUNE 30,
	2009	2008
	(dollars in thousands)

Net sales	$316,130	$320,556
Segment operating income	$44,268	$49,957
Corporate expenses	(6,398)	(6,629)
Total operating income	37,870	43,328
Interest expense and other	5,326	4,968
Income tax expense	11,023	13,291
Income from continuing operations	21,521	25,069
Loss from discontinued operations, net	(3,482)	(1,203)
Net income	$18,039	$23,866

Net sales decreased by $4.4 million, or 1.4%, to $316.1 million for the quarter ended June 30, 2009 from $320.5 million for the quarter ended June 30, 2008. The acquisitions of Merritt Tool Company, Inc. (now Triumph Structures — East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems-UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls-U.K and Triumph Controls-Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the “fiscal 2009 acquisitions,” contributed $26.0 million of the net sales increase.  Excluding the effects of the fiscal 2009 acquisitions, organic sales declined $30.4 million, or 9.5%, primarily as a result of the reduction in demand for business jets, the decline in the regional jet market due to the overall economy, major program delays (particularly in the 747-8 and 787 programs), lower passenger and freight traffic and airline inventory de-stocking.

Cost of sales increased by $0.5 million, or 0.2%, to $224.3 million for the quarter ended June 30, 2009 from $223.8 million for the quarter ended June 30, 2008. This increase includes the impact of the fiscal 2009 acquisitions noted above, which contributed $19.1 million. Excluding the effects of these acquisitions, gross margin was 29.3% for the quarter ended June 30, 2009, compared with 30.2% for the quarter ended June 30, 2008.

Segment operating income decreased by $5.7 million, or 11.4%, to $44.3 million for the quarter ended June 30, 2009 from $50.0 million for the quarter ended June 30, 2008.  Operating income decrease was a direct result of the decline in gross margin ($5.0 million) due to lower sales volume as described above, costs incurred in the start up of our Mexican facility ($0.7 million) and increases in depreciation and amortization ($1.9 million) due to the fiscal 2009 acquisitions, partially offset by the decreases in incentive compensation ($1.0 million) and legal fees ($0.9 million).

Corporate expenses decreased by $0.2 million, or 3.5%, to $6.4 million for the quarter ended June 30, 2009 from $6.6 million for the quarter ended June 30, 2008.  Corporate expenses decreased primarily due to a decline in incentive compensation and benefits, partially offset by $0.7 million of start up costs related to the Mexican facility.

Interest expense and other increased by $0.4 million, or 7.2%, to $5.3 million for the quarter ended June 30, 2009 compared to $4.9 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, partially offset by lower interest rates on our revolving credit facility. Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the three months ended June 30, 2008 of $1.5 million, or $0.06 per diluted share. The results of operations for the three months ended June 30, 2009 also include $1.5 million of non-cash interest expense.

The effective income tax rate for the quarter ended June 30, 2009 was 33.6% compared to 34.6% for the quarter ended June 30, 2008.  The effective income tax rate is impacted by the expiration of the research and experimentation tax credit in December 2009.  For the fiscal year ending March 31, 2010, the Company expects its effective tax rate to be approximately 34%.

Loss from discontinued operations before income taxes was $5.4 million for the quarter ended June 30, 2009, which includes an impairment charge of $2.5 million, compared with a loss from discontinued operations before income taxes of $1.9 million, for the quarter ended June 30, 2008.  The benefit for income taxes was $1.9 million for the quarter ended June 30, 2009 compared to a benefit of $0.6 million in the prior year period.

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

	Three months ended June 30,
	2009	2008
Aerospace Systems
Commercial aerospace	33.6%	30.9%
Military	34.9%	29.7%
Regional	3.7%	5.3%
Business Jets	4.7%	8.3%
Non-aviation	4.9%	6.2%
Total Aerospace Systems net sales	81.7%	80.4%
Aftermarket Systems
Commercial aerospace	13.4%	11.9%
Military	2.9%	2.9%
Regional	0.6%	0.6%
Business Jets	0.7%	0.9%
Non-aviation	0.7%	3.3%
Total Aftermarket Services net sales	18.3%	19.6%
Total Consolidated net sales	100.0%	100.0%

The decline in our percentage of net sales of business jets and regional jets was attributable to the decline in that particular market in the current economy.  Despite major program delays (particularly in the 747-8 and 787 programs) within the Commercial aerospace end market we have experienced an increase in the mix of that end-market due in part to the fiscal 2009 acquisitions. We also continue to experience growth in the Military end-market.

	QUARTER ENDED JUNE 30,		%	% OF TOTAL SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
NET SALES
Aerospace Systems	$259,973	$258,232	0.7%	82.2%	80.6%
Aftermarket Services	57,784	62,968	(8.2)%	18.3%	19.6%
Elimination of inter-segment sales	(1,627)	(644)	152.6%	(0.5)%	(0.2)%
Total Net Sales	$316,130	$320,556	(1.4)%	100%	100.0%

	QUARTER ENDED JUNE 30,		%	% OF SEGMENT SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$41,845	$46,070	(9.2)%	16.1%	17.8%
Aftermarket Services	2,423	3,887	(37.7)%	4.2%	6.2%
Corporate	(6,398)	(6,629)	(3.5)%	n/a	n/a
Total Segment Operating Income	$37,870	$43,328	(12.6)%	12.0%	13.5%

Aerospace Systems: The Aerospace Systems segment net sales increased by $1.7 million, or 0.7%, to $259.9 million for the quarter ended June 30, 2009 from $258.2 million for the quarter ended June 30, 2008. The increase was primarily due to the additional sales associated with the fiscal 2009 acquisitions of $26.0 million, offset by declines in organic sales of $24.3 million due to declines in the business jet and regional jet markets  due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs).

Aerospace Systems segment operating income decreased by $4.2 million, or 9.2%, to $41.9 million for the quarter ended June 30, 2009 from $46.1 million for the quarter ended June 30, 2008. Operating income decreased due to decreased gross margin resulting in part from lower sales volume as described above, in part from the effect of lower margins from the fiscal 2009 acquisitions (26.5%) as compared to margins from our organic sales (30.5%) and the increased depreciation and amortization expense ($2.1 million) primarily as a result of the fiscal 2009 acquisitions, all partially offset by decreases in litigation ($0.9 million) and incentive compensation ($1.2 million).

Aerospace Systems segment operating income as a percentage of segment sales decreased to 16.1% for the quarter ended June 30, 2009 as compared with 17.8% for the quarter ended June 30, 2008, due to the decrease in operating income as a result of lower sales volume and lower margins contributed by the fiscal 2009 acquisitions, offset by the reduction in expenses discussed above.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $5.2 million, or 8.2%, to $57.8 million for the quarter ended June 30, 2009 from $63.0 million for the quarter ended June 30, 2008. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $1.5 million, or 37.7%, to $2.4 million for the quarter ended June 30, 2009 from $3.9 million for the quarter ended June 30, 2008.  Operating income decreased primarily due to decreased sales volume as described above, as well as a decrease in gross margin of approximately 200 basis points as a result of a decline in efficiencies in production associated with the lower volume of work, and $0.3 million in expenses incurred to shut down a service facility in Austin, TX. While the results of our Phoenix APU operations improved, their operating margins continued to be dilutive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales decreased to 4.2% for the quarter ended June 30, 2009 as compared with 6.2% for the quarter ended June 30, 2008, due to a decline in sales volume and gross margin, as well as the continued production and operation losses at the Phoenix APU operations.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the three months ended June 30, 2009, we generated approximately $32.5 million of cash flows in operating activities, used approximately $8.0 million in investing activities and used approximately $8.5 million in financing activities.

Cash flows from operations for the three months ended June 30, 2009 increased $17.6 million, or 117.8% from the three months ended June 30, 2008. Our cash flows from operations increased despite a decrease of $5.8 million in net income, which included $4.4 million in additional non-cash charges for depreciation and amortization due to the fiscal 2009 acquisitions and an impairment charge within discontinued operations during the three months ended June 30, 2009. The increase in cash flows was driven by continued improvements in cash collection efforts combined with lower sales, resulting in a $8.4 million improvement as compared to the three months ended June 30, 2008.  In addition we improved our inventory management resulting in a reduction of cash usage of $15 million as compared to the prior year period.

As of June 30, 2009, $248.9 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2009, an aggregate amount of approximately $115.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 1.20% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Also as of June 30, 2009, $44.4 million was available under our receivable securitization facility (the “Securitization Facility”). At June 30, 2009, there was $75.0 million outstanding under the Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58.5 million after deducting debt issuance costs of approximately $0.2 million. In June 2009, the Company added additional capital leases resulting in proceeds of $6.7 million.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. The debt issuance costs have been recorded as other assets in the consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.62% at June 30, 2009).  The proceeds of the Series 2005A Bonds of up to $0.5 million are being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million are being used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.62% at June 30, 2009).  As of June 30, 2009, $0.6 million was drawn against the 2008 bonds.

Capital expenditures were approximately $7.1 million for the three months ended June 30, 2009, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $45.0 million for our fiscal year ending March 31, 2010.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities. In addition, for the fiscal year ending March 31, 2010, we anticipate approximately $7.5 million of start up costs related to the Mexican facility, which is in addition to our investment in capital and infrastructure.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$467,853	$15,601	$404,783	$20,699	$26,770
Debt Interest (2)	34,881	11,706	17,317	4,135	1,723
Operating Leases	59,234	12,730	26,013	8,681	11,810
Purchase Obligations	300,305	246,361	51,848	2,091	5
Total	$862,273	$286,398	$499,961	$35,606	$40,308

(1) Included in the Company’s balance sheet at June 30, 2009, plus discount on Convertible Senior Subordinated Notes of $14.4 million being amortized to expense through September 2011.

(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $3.2 million as of June 30, 2009 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made pension contributions of $0.3 million and $2.7 million in fiscal 2009 and 2008, respectively.  These contributions include payments related to a supplemental executive retirement plan of zero in fiscal 2009 and $2.3 million in fiscal 2008, and payments to our union pension plans of $0.3 million and $0.4 million in fiscal 2009 and 2008, respectively.  We expect to make total pension contributions of $3.4 million to our pension plans during fiscal 2010.  For further information, refer to footnote 15, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2009 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC in May 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  There has been no material change in this information.

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

As of June 30, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 6.   Exhibits.

Exhibit 31.1	Certification by Chairman and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Executive Vice President, CFO and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by Chairman and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Executive Vice President, CFO and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	July 31, 2009
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	July 31, 2009
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	July 31, 2009
Kevin E. Kindig, Vice President & Controller
(Principal Accounting Officer)