Form 10-Q
period 2009-09-30
TRIUMPH GROUP INC /
filed 2009-10-28
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009.

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 16,662,096 shares outstanding as of September 30, 2009.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	SEPTEMBER 30,	MARCH 31,
	2009	2009
	(unaudited)	(as adjusted,
		see Note 2)
ASSETS

Current assets:
Cash	$26,973	$14,478
Accounts receivable, less allowance for doubtful accounts of $5,819 and $5,641	182,011	209,463
Inventories	394,089	389,348
Rotable assets	26,393	25,652
Assets held for sale	23,436	27,695
Deferred income taxes	1,628	1,727
Prepaid income taxes	2,650	4,434
Prepaid expenses and other	8,852	6,021
Total current assets	666,032	678,818
Property and equipment, net	326,320	332,467
Goodwill	465,211	459,541
Intangible assets, net	101,877	108,350
Other, net	15,118	12,031
Total assets	$1,574,558	$1,591,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$89,632	$103,711
Accrued expenses	96,174	109,580
Liabilities related to assets held for sale	2,758	4,283
Current portion of long-term debt	92,504	89,085
Total current liabilities	281,068	306,659

Long-term debt, less current portion	330,094	370,311
Income taxes payable, non-current	2,962	2,917
Deferred income taxes and other	126,277	121,935

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 16,821,134 and 16,763,984 shares issued; 16,662,096 and 16,589,567 outstanding	16	16
Capital in excess of par value	314,059	312,256
Treasury stock, at cost, 159,038 and 174,417 shares	(8,727)	(9,785)
Accumulated other comprehensive income (loss)	4,425	(2,233)
Retained earnings	524,384	489,131
Total stockholders’ equity	834,157	789,385
Total liabilities and stockholders’ equity	$1,574,558	$1,591,207

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
		(as adjusted, See note 2)		(as adjusted, See note 2)

Net sales	$313,139	$323,391	$629,269	$643,947

Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	223,501	228,139	447,849	451,959
Selling, general and administrative	38,213	40,153	78,049	81,388
Depreciation and amortization	14,297	12,385	28,373	24,558
	276,011	280,677	554,271	557,905

Operating income	37,128	42,714	74,998	86,042
Interest expense and other	5,501	4,611	10,827	9,579
Gain on extinguishment of debt	(39)	—	(39)	—
Income from continuing operations before income taxes	31,666	38,103	64,210	76,463
Income tax expense	10,948	13,027	21,971	26,352
Income from continuing operations	20,718	25,076	42,239	50,111
Loss from discontinued operations, net	(1,267)	(1,093)	(4,749)	(2,296)
Net income	$19,451	$23,983	$37,490	$47,815

Earnings per share—basic:
Income from continuing operations	$1.26	$1.53	$2.57	$3.06
Loss from discontinued operations, net	(0.08)	(0.07)	(0.29)	(0.14)
Net income	$1.18	$1.46	$2.28	$2.92

Weighted average common shares outstanding—basic	16,464	16,386	16,448	16,379

Earnings per share—diluted:
Income from continuing operations	$1.25	$1.51	$2.54	$3.02
Loss from discontinued operations, net	(0.08)	(0.07)	(0.29)	(0.14)
Net income	$1.17	$1.44	$2.26	$2.88

Weighted average common shares outstanding—diluted	16,637	16,607	16,618	16,619

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
		(as adjusted, See note 2)
Operating Activities
Net income	$37,490	$47,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,373	24,558
Gain on early extinguishment of debt	(39)	—
Accretion of discount on convertible notes	2,994	3,141
Other amortization included in interest expense	840	791
Provision for doubtful accounts receivable	317	933
Provision for deferred income taxes	4,421	5,826
Employee stock compensation	1,694	1,617
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	27,147	15,798
Rotable assets	(741)	(3,731)
Inventories	(4,411)	(18,890)
Prepaid expenses and other current assets	(2,972)	117
Accounts payable, accrued expenses and income taxes payable	(26,726)	(28,282)
Changes in discontinued operations	5,421	(1,688)
Other	(550)	(517)
Net cash provided by operating activities	73,258	47,488

Investing Activities
Capital expenditures	(14,045)	(21,372)
Proceeds from sale of assets and businesses	513	322
Cash used for businesses and intangible assets acquired	(5,825)	—
Net cash used in investing activities	(19,357)	(21,050)

Financing Activities
Net decrease in revolving credit facility	(42,729)	(26,814)
Proceeds from issuance of long-term debt	401	1,257
Proceeds from equipment leasing facility and other capital leases	13,942	—
Retirement of convertible debt and repayment of capital lease obligations	(8,788)	(504)
Payment of deferred financing cost	(3,925)	(723)
Dividends paid	(1,333)	(1,326)
Withholding of restricted shares for minimum tax obligation	(470)	—
Proceeds from exercise of stock options, including excess tax benefit of $98 and $196 in fiscal 2010 and 2009	819	1,121
Net cash used in financing activities	(42,083)	(26,989)
Effect of exchange rate changes on cash	677	(122)

Net change in cash	12,495	(673)
Cash at beginning of period	14,478	13,738

Cash at end of period	$26,973	$13,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$13,204	$19,659
Cash paid for interest	$7,971	$7,017

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
		(as adjusted, See note 2)		(as adjusted, See note 2)

Net income	$19,451	$23,983	$37,490	$47,815
Other comprehensive income
Foreign currency translation adjustment	167	(1,759)	6,330	(1,808)
Unrealized (loss) gain on cash flow hedge, net of tax of $(55), $(226), $193 and $673, respectively	(93)	(384)	328	1,147

Total comprehensive income	$19,525	$21,840	$44,148	$47,154

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events

The Company has evaluated all subsequent events through October 28, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of October 28, 2009, there were no subsequent events which required recognition or disclosure.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 22% and 16% of total accounts receivable as of September 30, 2009 and March 31, 2009, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the six months ended September 30, 2009 were $184,217, or 29% of net sales, of which $164,027 and $20,190 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2008 were $154,969 or 24% of net sales, of which $132,296 and $22,673 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Including Partial Cash Settlement) (“FSP APB 14-1”), which was primarily codified into Topic 470, Debt in the Accounting Standard Codification (“ASC”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

The Company recognized a cumulative-effect adjustment of $1,953 reducing the April 1, 2007 balance of retained earnings and reducing the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the six months ended September 30, 2008 of $3,085, or $0.12 per diluted share.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain reported line items:

	Three months ended September 30, 2008
Consolidated Statement of Income	As previously reported	Adjustment	As adjusted
Interest expense and other	$3,067	$1,544	$4,611
Income tax expense	13,578	(550)	13,027
Net income	24,976	(994)	23,983

	Six months ended September 30, 2008
Consolidated Statement of Income	As previously reported	Adjustment	As adjusted
Interest expense and other	$6,494	$3,085	$9,579
Income tax expense	27,445	(1,093)	26,352
Net income	49,807	(1,992)	47,815

	March 31, 2009
Consolidated Balance Sheet	As previously reported	Adjustment	As adjusted
Other assets, net	$13,731	$(1,700)	$12,031
Long-term debt, less current portion	386,219	(15,908)	370,311
Deferred income taxes other	117,462	4,473	121,935
Capital in excess of par	291,304	20,952	312,256
Retained earnings	500,348	(11,217)	489,131

The debt and equity components recognized for the Company’s convertible notes as of March 31, 2009 were as follows:

Principal amount of convertible notes	$183,250
Unamortized discount (1)	15,908
Net carrying amount	167,342

(1)          Remaining recognition period of 2.5 years as of March 31, 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of interest expense recognized and the effective rate for the Company’s convertible notes were as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Contractual coupon interest	$1,181	$1,321	$2,410	$2,641
Amortization of discount on convertible notes	1,525	1,583	3,019	3,141
Interest expense	2,706	2,904	5,429	5,782

Effective interest rate	6.5%	6.5%	6.5%	6.5%

In February 2008 the FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which primarily were codified into Topic 820, Fair Value Measurements and Disclosures in the ASC and delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis.  The nonfinancial assets and nonfinancial liabilities for which the Company had previously not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations.  The adoption had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a recurring basis at March 31, 2009.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which primarily was codified into Topic 820, Fair Value Measurements and Disclosures, in the ASC.  The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material effect on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which primarily was codified into Topic 715, Compensation and Benefits, in the ASC. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which was primarily codified into Topic 825, Financial Instruments, in the ASC. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended September 30, 2009 and the adoption of this FSP did not have a material effect on its disclosures.

Effective April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which was primarily codified into Topic 805, Business Combinations, in the ASC, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160), which was primarily codified into Topic 810, Consolidations in the ASC. SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which primarily was codified into Topic 718, Compensation — Stock Compensation, in the ASC and requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($98 and $196 for the six months ended September 30, 2009 and September 30, 2008, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the three months ended September 30, 2009 and September 30, 2008 was $ 814 and $812, respectively, and for the six months ended September 30, 2009 and September 30, 2008 was $1,694 and $1,617, respectively, and, in accordance with Staff Accounting Bulletin (“SAB”) 107, the Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Intangible Assets

Intangible assets cost and accumulated amortization at September 30, 2009 were $173,649 and $71,772, respectively.  Intangible assets cost and accumulated amortizations at March 31, 2009 were $171,558 and $63,208, respectively.  Intangible assets consist of two major classes: (i) product rights and licenses, which at September 30, 2009 had a weighted-average life of 11.3 years and (ii) non-compete agreements, customer relationships and other, which at September 30, 2009 had a weighted-average life of 9.9 years.  Gross cost and accumulated amortization of product rights and licenses at September 30, 2009 were $74,082 and $48,516, respectively, and at March 31, 2009 were $74,082 and $45,079, respectively.  Gross cost and accumulated amortization of noncompete agreements, customer relationships and other at September 30, 2009 were $99,567 and $23,256, respectively, and at March 31, 2009 were $97,476 and $18,129, respectively.  Amortization expense for the three and six months ended September 30, 2009 and 2008 was $4,286 and $8,544 and $3,013 and $6,008, respectively.  Amortization expense for the fiscal year ended March 31, 2010 and the succeeding five fiscal years by year is expected to be as follows: 2010: $16,612; 2011: $14,827; 2012: $13,330; 2013: $13,145; 2014: $12,139; and thereafter: $38,327.

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

The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the “fiscal 2009 acquisitions.”  The combined purchase price of the fiscal 2009 acquisitions of $152,161 includes cash paid at closing, estimated deferred payments and direct costs of the transactions.  Included in the deferred payments are delayed payments of $2,132 and $1,421 payable in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which are contingent upon the achievement of specified earnings levels during the earnout period. The maximum amounts payable in respect of earnouts on the fiscal 2009 acquisitions for fiscal 2010, 2011, 2012 and 2013, respectively, are $2,322, $4,598, $5,426 and $2,629. In addition to the earnouts, there is another $10,000 that is contingent upon entering into a specific customer contract. The contingent amounts have not been recorded as the contingencies have not

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

been resolved and the consideration has not been paid.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $78,846 was recorded as goodwill, $60,944 of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $45,466 comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.3 years.  The Company is awaiting final appraisals of tangible and intangible assets and assumed liabilities related to the fiscal 2009 acquisitions.  Accordingly, the Company has recorded its best estimate of the intangibles and property and equipment subject to obtaining final appraisals.  Therefore, the allocation of purchase price for the fiscal 2009 acquisitions is not complete and is subject to change.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for fiscal 2009 acquisitions:

Cash	$5,182
Accounts receivable	14,070
Inventory	27,720
Prepaid expenses and other	1,952
Deferred tax asset	1,185
Property and equipment	16,036
Goodwill	78,846
Intangible assets	45,456
Total assets	$190,447
Accounts payable	$9,678
Accrued expenses	23,486
Other current liabilities	108
Other long-term liabilities	3,971
Total liabilities	$37,243

The fiscal 2009 acquisitions have been accounted for under the purchase method of accounting and, accordingly, are included in the consolidated financial statements from the effective dates of acquisition. The fiscal 2009 acquisitions were funded by the Company’s long-term borrowings in place on the dates of acquisition.

The following unaudited pro forma information for the three and six months ended September 30, 2008 has been prepared assuming the fiscal 2009 acquisitions had occurred on April 1, 2008. The pro forma information for the three and six months ended September 30, 2008 is as follows: Net sales: $349,724 and $696,114; Income from continuing operations: $25,055 and $49,981; Income per share from continuing operations - basic: $1.53 and $3.05; Income per share from continuing operations — diluted:  $1.51 and $3.01.

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

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2007, the Company decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services segment that specializes in producing high quality hot gas path components for aero and land based gas turbines.   The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell.  The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

As of September 30, 2009, the Company continued in discussions with several interested parties in acquiring the assets and liabilities held for sale. While the Company believes that these discussions will result in the recovery of the net assets held for sale, the final outcome of these negotiations could differ from current expectations, which may impact the recoverability of the net assets held for sale.

For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $508 and $1,494, and $2,729 and $4,828 for the three and six months ended September 30, 2009 and September 30, 2008, respectively.  The loss from discontinued operations was $1,267 and $4,749, and $1,093 and $2,296 net of income tax benefit of $682 and $2,557 and $588 and $1,236 for the three months and six months ended September 30, 2009 and September 30, 2008, respectively.  Included in the loss from discontinued operations for the six months ended September 30, 2009 is an impairment charge of $2,512 million. Interest expense of $800 and $1,605, and $711 and $1,392 was allocated to discontinued operations for the three and six months ended September 30, 2009 and September 30, 2008, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	SEPTEMBER 30,	MARCH 31,
	2009	2009
Assets held for sale:
Accounts receivable, net	$3,436	$6,838
Inventories	10,870	11,763
Property, plant and equipment	9,084	9,062
Other	46	32
Total assets held for sale	$23,436	$27,695
Liabilities held for sale:
Accounts payable	$217	$1,630
Accrued expenses	292	475
Deferred tax liabilities and other	2,249	2,178
Total liabilities held for sale	$2,758	$4,283

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	SEPTEMBER 30,	MARCH 31,
	2009	2009
Raw materials	$61,117	$51,856
Manufactured and purchased components	166,918	142,833
Work-in-process	119,819	113,641
Finished goods	46,235	81,018
Total inventories	$394,089	$389,348

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30,	MARCH 31,
	2009	2009

Convertible senior subordinated notes	$166,467	$167,342
Revolving credit facility	85,000	127,730
Receivable securitization facility	75,000	75,000
Equipment leasing facility and other capital leases	74,772	65,232
Subordinated promissory notes	13,481	16,575
Other debt	7,878	7,517
	422,598	459,396
Less current portion	92,504	89,085
	$330,094	$370,311

Credit Facility

On August 17, 2009, the Company amended its existing amended and restated credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $485,000 from $370,000, (ii) extend the maturity date to January 31, 2013 and (iii) amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 2.25% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries. In connection with the amendment, we incurred $3,946 of bank-related fees. These fees, along with $934 of unamortized debt issuance costs prior to the amendment, are being amortized into expense over the remaining term of the agreement.

At September 30, 2009, there were $85,000 in borrowings and $5,721 in letters of credit outstanding under the facility.  At March 31, 2009 there were $127,730 in borrowings and $5,600 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of September 30, 2009, the Company had borrowing capacity under this facility of $394,279 after reductions for borrowings and letters of credit outstanding under the facility.

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.  During the six months ended September 30, 2009, the Company paid $3,994 to purchase $4,200 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $3,830 and a gain on extinguishment of $39. During fiscal 2009, the Company paid $15,420 to purchase $18,000 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $16,283 and a gain on extinguishment of $880.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance expenses of approximately $5,942. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. Debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since the ability to call the Notes at any time after October 6, 2011 is within the control of the Company, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at September 30, 2009.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended September 30, 2009 and September 30, 2008, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of September 30, 2009 and September 30, 2008, respectively.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended September 30, 2009 and September 30, 2008 was $42.20 and $50.36, respectively.  Therefore, no additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended September 30, 2009 or September 30, 2008.  The average price of the Company’s common stock for the six months ended September 30, 2009 and September 30, 2008 was $41.56 and $54.65, respectively. Therefore, as of the six months ended September 30, 2009 and September 30, 2008, there were zero and 13,425 additional shares, respectively, included in the diluted earnings per share.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Effective April 1, 2009, the Company adopted FSP APB 14-1, resulting in the reduction of the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. As of September 30, 2009, the remaining discount of $12,558 will be amortized on the effective interest method through October 1, 2011.

Receivables Securitization Program

In August 2008, the Company entered into a receivable securitization facility (the “Securitization Facility”) with a purchase limit of $125,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of September 30, 2009, the maximum amount available under the Securitization Facility was $104,483. The Securitization Facility is due to expire in August 2010 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.85% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At September 30, 2009, there was $75,000 outstanding under the Securitization Facility.  In connection with entering into the Securitization Facility, the Company incurred approximately $823 of costs, which were deferred and are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During the six months ended September 30, 2009, the Company originated additional capital lease financing resulting in proceeds of $13,942.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.  DERIVATIVES (Continued)

The Company follows the Derivatives and Hedging topic of ASC to account for its interest rate swaps, which requires that all derivatives be recorded on the consolidated balance sheet at fair value.  The standards also require that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

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

As of September 30, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the six months ended September 30, 2009, $1,104 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $2,908 and $3,429 as of September 30, 2009 and March 31, 2009, respectively, were included in Deferred income taxes and other.

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Period ended September 30,		Period ended September 30,
Cash Flow Hedges	(Effective Portion)	2009	2008	2009	2008

Interest rate swap	Interest expense and other	$328	$1,147	$(1,104)	$(131)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $1,129 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2010.

8.  FAIR VALUE MEASUREMENTS

The Company follows the Fair Value Measurement and Disclosures topic of the ASC, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

8.  FAIR VALUE MEASUREMENTS (Continued)

Level 1   Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2          Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3          Unobservable inputs for the asset or liability.

The following table provides the assets reported at fair value and measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $(1,076)	$1,832	$—	$1,832	$—

The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2009 and March 31, 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$422,598	$453,298	$459,396	$469,221

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Weighted average common shares outstanding - basic	16,464	16,386	16,448	16,379
Net effect of dilutive stock options	173	221	170	227
Potential common shares - convertible debt	—	—	—	13
Weighted average common shares outstanding — diluted	16,637	16,607	16,618	16,619

10.  INCOME TAXES

The Company follows the Income Taxes topic of the ASC, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of September 30, 2009 and March 31, 2009, the total amount of accrued income tax-related interest and penalties was $412 and $357, respectively.

As of September 30, 2009 and March 31, 2009, the total amount of unrecognized tax benefits was $3,274 and $3,211, respectively, of which $3,223 and $3,188, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by $693 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

As of September 30, 2009, the Company was subject to examination in state jurisdictions for fiscal years ended March 31, 2005 through March 31, 2008, none of which we believe is individually material.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The fiscal year ended March 31, 2008 is currently being examined by the Internal Revenue Service.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2009 through September 30, 2009:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2009	$405,982	$53,559	$459,541
Purchase price allocation adjustments	5,477	—	5,477
Effect of exchange rate changes and other	1,903	(1,710)	193
Balance, September 30, 2009	$413,362	$51,849	$465,211

12.  SEGMENTS

The Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group.  Our Aerospace Systems segment consists of 39 operating locations, and the Aftermarket Services segment consists of 19 operating locations at September 30, 2009.

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts, thermal acoustic insulation systems and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.  SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Net sales:
Aerospace systems	$256,421	$257,569	$516,394	$515,801
Aftermarket services	57,313	66,481	115,097	129,449
Elimination of inter-segment sales	(595)	(659)	(2,222)	(1,303)
	$313,139	$323,391	$629,269	$643,947

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$39,086	$46,515	$80,931	$92,585
Aftermarket services	3,481	2,896	5,904	6,783
Corporate	(5,439)	(6,697)	(11,837)	(13,326)
	37,128	42,714	74,998	86,042
Interest expense and other	5,462	4,611	10,788	9,579
	$31,666	$38,103	$64,210	$76,463

Depreciation and amortization:
Aerospace systems	$10,888	$8,787	$21,590	$17,390
Aftermarket services	3,182	3,532	6,439	7,035
Corporate	227	66	344	133
	$14,297	$12,385	$28,373	$24,558

Capital expenditures:
Aerospace systems	$5,959	$8,757	$11,471	$17,911
Aftermarket services	730	827	1,760	2,974
Corporate	283	425	814	487
	$6,972	$10,009	$14,045	$21,372

	SEPTEMBER 30,	MARCH 31,
	2009	2009
Total Assets:
Aerospace systems	$1,197,626	$1,213,142
Aftermarket services	311,137	318,596
Corporate	42,359	31,774
Discontinued Operations	23,436	27,695
	$1,574,558	$1,591,207

During the three months ended September 30, 2009 and 2008, the Company had foreign sales of $60,995 and $68,031, respectively.  During the six month period ended September 30, 2009 and 2008, the Company had international sales of $125,525 and $139,173, respectively.

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

Financial highlights for the three and six months ended September 30, 2009 include:

•                  Net sales for the second quarter of the fiscal year ending March 31, 2010 decreased 3.2% to $313.1 million.

•                  Operating income in the second quarter of fiscal 2010 decreased 13.1% to $37.1 million.

•                  Income from continuing operations for the second quarter of fiscal 2010 decreased 20.5% to $20.7 million.

•                  Backlog decreased 2% from the second quarter of the prior year to $1.2 billion.

•                  Income from continuing operations was $1.25 per diluted common share for the second quarter, a 21% decrease versus prior year.

•                  For the six months ended September 30, 2009, we generated $73.3 million of cash flow from operating activities.

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and current production rates, we are reaffirming our guidance on revenue and full year earnings per share from continuing operations.  While we have experienced challenges in our business jet and regional jet end markets, our commercial and military sales continue to grow. In addition, our backlog remains very strong despite production cuts, particularly on the Boeing 777, business jets, and regional jets.

While our assessment of the foregoing trends leads us presently to expect to maintain earnings per share for fiscal year 2010 noted above based on current share count, there can be no assurance that our assessment of these trends will prove to be correct, nor any assurance that other events or trends will cause our actual results to differ from those expected.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

	QUARTER ENDED SEPTEMBER 30,
	2009	2008
	(dollars in thousands)

Net sales	$313,139	$323,391
Segment operating income	$42,567	$49,411
Corporate expenses	(5,439)	(6,697)
Total operating income	37,128	42,714
Interest expense and other	5,501	4,611
(Gain) loss on early extinguishment of debt	(39)	—
Income tax expense	10,948	13,027
Income from continuing operations	$20,718	$25,076
Loss from discontinued operations, net	(1,267)	(1,093)
Net income	$19,451	$23,983

Net sales decreased by $10.3 million, or 3.2%, to $313.1 million for the quarter ended September 30, 2009 from $323.4 million for the quarter ended September 30, 2008. The acquisitions of Merritt Tool Company, Inc. (now Triumph Structures — East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems-UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls-U.K and Triumph Controls-Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the “fiscal 2009 acquisitions,” contributed $25.0 million in net sales for the quarter ended September 30, 2009.  Excluding the effects of the fiscal 2009 acquisitions, organic sales declined $35.2 million, or 10.9%, primarily as a result of the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking.

Cost of sales decreased by $4.6 million, or 2.0%, to $223.5 million for the quarter ended September 30, 2009 from $228.1 million for the quarter ended September 30, 2008. This decrease includes the impact of the fiscal 2009 acquisitions noted above, which contributed $18.8 million. Gross margin for the quarter ended September 30, 2009 was 28.6%, as compared to 29.5% for the prior year period. Excluding the effects of the fiscal 2009 acquisitions, gross margin was 29.0% for the quarter ended September 30, 2009, compared with 29.5% for the quarter ended September 30, 2008.

Segment operating income decreased by $6.8 million, or 13.9%, to $42.6 million for the quarter ended September 30, 2009 from $49.4 million for the quarter ended September 30, 2008.  The decrease was a direct result of the decline in gross margin ($5.6 million) due to lower sales volume as described above and increases in depreciation and amortization ($2.0 million) due to the fiscal 2009 acquisitions.

Corporate expenses decreased by $1.3 million, or 18.8%, to $5.4 million for the quarter ended September 30, 2009 from $6.7 million for the quarter ended September 30, 2008.  Corporate expenses decreased primarily due to a decline in workers compensation ($0.6 million). In addition, we have charged to expense approximately $1.0 million start up costs related to the Mexican facility, predominately recorded within corporate expenses.

Interest expense and other increased by $0.9 million, or 19.3%, to $5.5 million for the quarter ended September 30, 2009 compared to $4.6 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, partially offset by lower interest rates on our revolving credit facility. Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which was primarily codified into Topic 470, Debt in the Accounting Standard Codification (“ASC”). The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the three months ended September 30, 2008 of $1.5 million, or $0.06 per diluted share. The results of operations for the three months ended September 30, 2009 also include $1.2 million of non-cash interest expense.

The effective income tax rate for the quarter ended September 30, 2009 was 34.6% compared to 34.2% for the quarter ended September 30, 2008.  For the fiscal year ending March 31, 2010, the Company expects its effective tax rate to be approximately 34%.

Loss from discontinued operations before income taxes was $1.9 million for the quarter ended September 30, 2009, compared with a loss from discontinued operations before income taxes of $1.7 million, for the quarter ended September 30, 2008.  The benefit for income taxes was $0.7 million for the quarter ended September 30, 2009 compared to a benefit of $0.6 million in the prior year period.

Business Segment Performance

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts, thermal acoustic insulation systems and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three months ended September 30,
	2009	2008
Aerospace Systems
Commercial aerospace	33.7%	30.1%
Military	35.4%	30.4%
Regional	3.5%	5.5%
Business Jets	4.1%	8.2%
Non-aviation and other	5.0%	5.3%
Total Aerospace Systems net sales	81.7%	79.5%
Aftermarket Systems
Commercial aerospace	13.0%	14.4%
Military	3.2%	3.4%
Regional	0.6%	0.5%
Business Jets	0.8%	0.9%
Non-aviation and other	0.7%	1.3%
Total Aftermarket Services net sales	18.3%	20.5%
Total Consolidated net sales	100.0%	100.0%

The decline in our percentage of net sales of business jets and regional jets was attributable to the decline in that particular market in the current economy.  Despite major program delays (particularly in the 747-8 and 787 programs) within the Commercial aerospace market we have experienced an increase in the mix of that market due in part to the fiscal 2009 acquisitions. We also continue to experience growth in the Military market.

	QUARTER ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)

NET SALES
Aerospace Systems	$256,421	$257,569	(0.4)%	81.9%	79.6%
Aftermarket Services	57,313	66,481	(13.8)%	18.3%	20.6%
Elimination of inter-segment sales	(595)	(659)	(9.7)%	(0.2)%	(0.2)%
Total Net Sales	$313,139	$323,391	(3.2)%	100.0%	100.0%

	QUARTER ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$39,086	$46,515	(16.0)%	15.2%	18.1%
Aftermarket Services	3,481	2,896	20.2%	6.1%	4.4%
Corporate	(5,439)	(6,697)	(18.8)%	n/a	n/a
Total Segment Operating Income	$37,128	$42,714	(13.1)%	11.9%	13.2%

Aerospace Systems: The Aerospace Systems segment net sales decreased by $1.2 million, or 0.4%, to $256.4 million for the quarter ended September 30, 2009 from $257.6 million for the quarter ended September 30, 2008. The decrease was primarily due to declines in organic sales of $26.1 million resulting from reductions in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs), offset by the additional sales associated with the fiscal 2009 acquisitions of $25.0 million.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Systems segment operating income decreased by $7.4 million, or 16.0%, to $39.1 million for the quarter ended September 30, 2009 from $46.5 million for the quarter ended September 30, 2008. Operating income decreased due to declines in gross margin primarily resulting from lower sales volume of business jet and regional jet products, as described above, and the increased depreciation and amortization expense ($2.0 million) primarily as a result of the fiscal 2009 acquisitions, increased incentive compensation ($1.0 million), partially offset by gross margins from the fiscal 2009 acquisitions.

Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.2% for the quarter ended September 30, 2009 as compared to 18.1% for the quarter ended September 30, 2008, due to the decrease in operating income as a result of lower sales volume and lower margins contributed by the fiscal 2009 acquisitions.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $9.2 million, or 13.8%, to $57.3 million for the quarter ended September 30, 2009 from $66.5 million for the quarter ended September 30, 2008. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income increased by $0.6 million, or 20.2%, to $3.5 million for the quarter ended September 30, 2009 from $2.9 million for the quarter ended September 30, 2008.  Operating income increased primarily due to improved results at our Phoenix APU operations, as the prior year period included cost overruns, excess overhead and higher than expected warranty expenses. The quarter ended September 30, 2008 included charges for changes in estimates under certain power-by-the-hour contracts ($3.1 million) and additional provision for bad debts ($0.5 million). While the results of our Phoenix APU operations continue to improve, operating margins continued to be dilutive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales increased to 6.1% for the quarter ended September 30, 2009 as compared with 4.4% for the quarter ended September 30, 2008, due to improved results at the Phoenix APU operations due to the excess costs incurred in the prior year period as discussed above.

Six months ended September 30, 2009 compared to six months ended September 30, 2008.

	Six Months Ended
	September 30,
	2009	2008
	(dollars in thousands)

Net sales	$629,269	$643,947

Segment operating income	$86,835	$99,368
Corporate expenses	(11,837)	(13,326)
Total operating income	74,998	86,042
Interest expense and other	10,827	9,579
(Gain) loss on early extinguishment of debt	(39)	—
Income tax expense	21,971	26,352
Income from continuing operations	$42,239	$50,111
Loss from discontinued operations, net	(4,749)	(2,296)
Net income	$37,490	$47,815

Net sales decreased by $14.7 million, or 2.3%, to $629.3 million for the six months ended September 30, 2009 from $643.9 million for the six months ended September 30, 2008.  The fiscal 2009 acquisitions

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

contributed an increase of $50.9 million to net sales. Excluding the effects of the fiscal 2009 acquisitions organic sales declined $65.6 million, or 10.2%, primarily as a result of the reduction in demand for business jets, the decline in the regional jet market due to the overall economy, major program delays (particularly in the 747-8 and 787 programs), lower passenger and freight traffic and airline inventory de-stocking.

Cost of sales decreased $4.1 million or 0.9% to $447.8 million for the six months ended September 30, 2009, from $451.9 million for the six months ended September 31, 2008. This decrease includes the impact of the fiscal 2009 acquisitions noted above, which contributed $37.9 million. Gross margin for the six months ended September 30, 2009 was 28.8%, as compared to 29.8% for the prior year period. Excluding the effects of the fiscal 2009 acquisitions, gross margin was 29.1% for the six months ended September 30, 2009, compared with 29.8% for the six months ended September 30, 2008.

Segment operating income decreased by $12.5 million, or 12.6%, to $86.8 million for the six months ended September 30, 2009 from $99.3 million for the six months ended September 30, 2008.  Operating income decrease was a direct result of the decline in gross margin ($10.6 million) due to lower sales volume as described above and increases in depreciation and amortization ($3.9 million) due to the fiscal 2009 acquisitions, offset by decreases in legal expenses ($0.5 million).

Corporate expenses decreased by $1.5 million, or 11.2%, to $11.8 million for the six months ended September 30, 2009 from $13.3 million for the six months ended September 30, 2008.  Corporate expenses decreased primarily due to a decline in incentive compensation and benefits ($0.4 million) and workers compensation ($0.6 million). In addition, we have incurred approximately $2.0 million of start up costs related to the Mexican facility, predominately recognized within corporate expenses.

Interest expense and other increased by $1.2 million, or 13.0%, to $10.8 million for the six months ended September 30, 2009 compared to $9.6 million for the prior year period.  This increase was due to higher average debt outstanding during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, partially offset by lower interest rates on our revolving credit facility. Effective April 1, 2009, the Company adopted FSP APB 14-1. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the six months ended September 30, 2008 of $3.1 million, or $0.12 per diluted share. The results of operations for the six months ended September 30, 2009 also include $3.0 million of non-cash interest expense.

The effective income tax rate for the six months ended September 30, 2009 was 34.2% compared to 34.5% for the six months ended September 30, 2008.  For the fiscal year ending March 31, 2010, the Company expects its effective tax rate to be approximately 34.0%.

Loss from discontinued operations before income taxes was $4.7 million for the six months ended September 30, 2009, which includes an impairment charge of $2.5 million from the first quarter ended June 30, 2009, compared with a loss from discontinued operations before income taxes of $2.3 million for the six months ended September 30, 2008.  The benefit for income taxes was $2.6 million for the six months ended September 30, 2009 compared to a benefit of $1.2 million in the prior year period.

Business Segment Performance — Six months ended September 30, 2009 compared to six months ended September 30, 2008.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Six months ended September 30,
	2009	2008
Aerospace Systems
Commercial aerospace	33.4%	30.7%
Military	35.1%	30.6%
Regional	3.6%	5.4%
Business Jets	4.4%	8.3%
Non-aviation and other	5.2%	5.1%
Total Aerospace Systems net sales	81.7%	80.1%
Aftermarket Systems
Commercial aerospace	13.2%	14.2%
Military	3.0%	3.1%
Regional	0.6%	0.5%
Business Jets	0.8%	0.9%
Non-aviation and other	0.7%	1.2%
Total Aftermarket Services net sales	18.3%	19.9%
Total Consolidated net sales	100.0%	100.0%

The decline in our percentage of net sales of business jets and regional jets was attributable to the decline in that particular market in the current economy.  Despite major program delays (particularly in the 747-8 and 787 programs) within the Commercial aerospace market we have experienced an increase in the mix of that market due in part to the fiscal 2009 acquisitions. As these program delays pertain to aircraft that have not yet reached full production, we are unable to determine whether program delays have ended. We also continue to experience growth in the Military market.

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)

NET SALES
Aerospace Systems	$516,394	$515,801	0.1%	82.1%	80.1%
Aftermarket Services	115,097	129,449	(11.1)%	18.3%	20.1%
Elimination of inter-segment sales	(2,222)	(1,303)	70.5%	(0.4)%	(0.2)%
Total Net Sales	$629,269	$643,947	(2.3)%	100.0%	100.0%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$80,931	$92,585	(12.6)%	15.7%	17.9%
Aftermarket Services	5,904	6,783	(13.0)%	5.1%	5.2%
Corporate	(11,837)	(13,326)	(11.2)%	n/a	n/a
Total Segment Operating Income	$74,998	$86,042	(12.8)%	11.9%	13.4%

Aerospace Systems: The Aerospace Systems segment net sales increased by $0.6 million, or 0.1%, to $516.4 million for the six months ended September 30, 2009 from $515.8 million for the six months ended September 30, 2008. The increase was primarily due to the additional sales associated with the fiscal 2009 acquisitions of $50.9 million, offset by declines in organic sales of $50.4 million due to declines in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs).

Aerospace Systems segment operating income decreased by $11.7 million, or 12.6%, to $80.9 million for the six months ended September 30, 2009 from $92.6 million for the six months ended September 30, 2008. Operating income decreased due to declines in gross margin primarily resulting from lower sales volume of business jet and regional jet products, as described above, and increased depreciation and amortization expense ($4.2 million) primarily as a result of the fiscal 2009 acquisitions, partially offset by gross margins from the fiscal 2009 acquisitions and decreased incentive compensation and benefits ($0.7 million) and legal fees ($0.6 million).

Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.7% for the six months ended September 30, 2009 as compared to 17.9% for the six months ended September 30, 2008, due to the decrease in operating income as a result of lower organic sales volume and lower margins contributed by the fiscal 2009 acquisitions, offset by the reduction in expenses discussed above.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $14.4 million, or 11.1%, to $115.1 million for the six months ended September 30, 2009 from $129.5 million for the six months ended September 30, 2008. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $0.9 million, or 13.0%, to $5.9 million for the six months ended September 30, 2009 from $6.8 million for the six months ended September 30, 2008.  Operating income decreased primarily due to decreased sales volume as described above, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, TX. While the results of our Phoenix APU operations continue to improve, operating margins continued to be dilutive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales decreased slightly to 5.1% for the six months ended September 30, 2009 as compared with 5.2% for the six months ended September 30, 2008, due to decline in sales volume offset by improved results at the Phoenix APU operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the six months ended September 30, 2009, we generated approximately $73.3 million of cash flows in operating activities, used approximately $19.4 million in investing activities and used approximately $42.1 million in financing activities.

Cash flows from operations for the six months ended September 30, 2009 increased $25.8 million, or 54.3% from the six months ended September 30, 2008. Our cash flows from operations increased despite a decrease of $10.3 million in net income, which included $6.4 million in additional non-cash charges for depreciation and amortization due to the fiscal 2009 acquisitions and an impairment charge within discontinued operations during the six months ended September 30, 2009. The increase in cash flows resulted from continued improvements in cash collection efforts, offset by lower sales, resulting in a $11.3 million improvement as compared to the six months ended September 30, 2008.  In addition we improved our inventory management resulting in a reduction of cash usage of $14.5 million as compared to the prior year period.

As of September 30, 2009, $394.3 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2009, an aggregate amount of approximately $85.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.75% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

Also as of September 30, 2009, $104.5 million of borrowings were available under our receivable securitization facility (the “Securitization Facility”), of which, there was $75.0 million outstanding, representing the minimum borrowing requirement under the Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58.5 million after deducting debt issuance costs of approximately $0.2 million.  During the six months ended September 30, 2009, the Company added additional capital leases resulting in proceeds of $13.9 million.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. Debt issuance costs of $0.2 million have been recorded as other assets in the consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.00% at September 30, 2009).  The proceeds of the Series 2005A Bonds of up to $0.5 million are being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million are being used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

rate (the effective rate was 2.50% at September 30, 2009).  As of September 30, 2009, $2.0 million was drawn against the 2008 bonds.

Capital expenditures were approximately $14.4 million for the six months ended September 30, 2009, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $40 to $50 million for our fiscal year ending March 31, 2010.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities. In addition, for the fiscal year ending March 31, 2010, we anticipate approximately $7.5 million of start up costs related to the Mexican facility, which is in addition to our investment in capital and infrastructure.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$435,181	$94,075	$206,395	$107,730	$26,981
Debt Interest (2)	33,840	11,920	16,085	4,232	1,603
Operating Leases	57,827	12,902	24,996	7,460	12,469
Purchase Obligations	289,816	241,621	47,459	622	114
Total	$816,664	$360,518	$294,935	$120,044	$41,167

(1) Included in the Company’s balance sheet at September 30, 2009, plus discount on Convertible Senior Subordinated Notes of $12.6 million being amortized to expense through September 2011.

(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $3.2 million as of September 30, 2009 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may”, “might”, “will”, “expect”, “anticipate”, “believe”, “potential”, and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission in May 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  There has been no material change in this information during the period covered by this report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 11, 2007.  The defendant engineers subsequently filed pretrial motions, including motions to dismiss.  On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government appealed the dismissal with respect to three of the seven counts dismissed.  On January 21, 2009, while the appeal was still pending, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government’s appeal.  On February 9, 2009, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the dismissal of one of the counts covered by the government’s appeal and reversed as to the other two counts.  (The government thereafter dismissed the two counts of the most recent indictment similar to the two counts restored by the appellate court.)  The defendant engineers have filed pretrial motions, including motions to dismiss, relating to the counts still pending against them.  On September 10, 2009, upon the agreement of the government and the defendant engineers, the trial court entered an order continuing the case until after the trial in the civil case filed by Eaton and staying all proceedings except the issuance of orders related to previously filed motions and the parties’ compliance with ongoing discovery obligations.

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

On July 30, 2009, Judge DeLaughter pled guilty to a count of obstruction of justice contained in the indictment and now awaits sentencing.  Triumph Actuation Systems filed other motions relating to the alleged inappropriate relationship with Mr. Peters, including a motion for sanctions.  Judge Yerger has ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter’s rulings in the case from the time Mr. Peters became involved.  The court has stayed all other proceedings while conducting its review of the conduct of Mr. Peters with the exception of a period between October 30, 2008 and March 4, 2009 when discovery on the merits was briefly reopened.  Trial is presently scheduled to begin on May 3, 2010.

It is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the allegations contained in Eaton’s complaint and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on July 23, 2009. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.               Election of six persons to the Company’s Board of Directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are elected and qualified.

	For	Withheld
Paul Bourgon	15,365,048	289,702

Richard C. Gozon	14,822,616	832,134

Richard C. Ill	14,962,468	692,134

Claude F. Kronk	15,015,513	639,237

Joseph M. Silvestri	15,362,425	292,325

George Simpson	15,359,331	295,419

2.               Ratification of the selection of Ernst & Young LLP as independent accounting firm for the Company for the fiscal year ending March 31, 2010.

Number of Votes
For	15,302,602

Against	349,348

Abstain	2,800

Broker Non-Votes	—

Item 6.   Exhibits.

Exhibit 3.1	Amended and Restated By-laws of Triumph Group, Inc. (1)
Exhibit 10.1	Amended and Restated Credit Agreement dated as of August 14, 2009. (2)
Exhibit 10.2	Form of First Amendment to Amended and Restated Credit Agreement dated as of September 18, 2009. (3)
Exhibit 31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

(1)                                 Incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009.

(2)                                 Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2009.

(3)                                 Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	October 28, 2009
Richard C. Ill, Chairman & Chief Executive Officer
(Principal Executive Officer)

/s/ M. David Kornblatt	October 28, 2009
M. David Kornblatt, Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin E. Kindig	October 28, 2009
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated By-laws of Triumph Group, Inc. (1)

10.1	Amended and Restated Credit Agreement dated as of August 14, 2009 (2)

10.2	Form of First Amendment to Amended and Restated Credit Agreement dated as of September 18, 2009. (3)

31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

(1)                                 Incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009.

(2)                                 Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2009.

(3)                                 Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2009.