Form 10-Q
period 2009-12-31
TRIUMPH GROUP INC
filed 2010-02-04
CIK 1021162

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, 16,667,856 shares outstanding as of December 31, 2009.

TRIUMPH GROUP, INC.
INDEX

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)

	DECEMBER 31, 2009	MARCH 31, 2009
	(unaudited)	(as adjusted, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$152,284	$14,478
Accounts receivable, less allowance for doubtful accounts of $5,196 and $5,641	166,045	209,463
Inventories	378,670	389,348
Rotable assets	25,753	25,652
Assets held for sale	5,281	27,695
Deferred income taxes	1,486	1,727
Prepaid income taxes	—	4,434
Prepaid expenses and other	8,052	6,021
Total current assets	737,571	678,818
Property and equipment, net	322,154	332,467
Goodwill	487,197	459,541
Intangible assets, net	79,907	108,350
Other, net	18,802	12,031
Total assets	$1,645,631	$1,591,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$78,402	$103,711
Accrued expenses	94,336	109,580
Liabilities related to assets held for sale	681	4,283
Current portion of long-term debt	94,214	89,085
Total current liabilities	267,633	306,659

Long-term debt, less current portion	414,823	370,311
Income taxes payable, non-current	4,093	2,917
Deferred income taxes, non-current	106,991	108,413
Other non-current liabilities	13,139	14,344

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 16,820,754 and 16,763,984 shares issued; 16,667,476 and 16,589,567 outstanding	16	16
Capital in excess of par value	314,095	311,434
Treasury stock, at cost, 153,278 and 174,417 shares	(8,404)	(9,785)
Accumulated other comprehensive income (loss)	4,035	(2,233)
Retained earnings	529,210	489,131
Total stockholders’ equity	838,952	788,563
Total liabilities and stockholders’ equity	$1,645,631	$1,591,207

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
		(as adjusted, See note 2)		(as adjusted, See note 2)

Net sales	$313,530	$285,243	$942,799	$929,190

Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	228,988	204,398	676,837	656,357
Selling, general and administrative	39,119	38,687	117,168	120,075
Depreciation and amortization	12,485	11,727	40,858	36,285
	280,592	254,812	834,863	812,717

Operating income	32,938	30,431	107,936	116,473
Interest expense and other	7,768	4,687	18,595	14,266
Gain on extinguishment of debt	—	(581)	(39)	(581)
Income from continuing operations before income taxes	25,170	26,325	89,380	102,788
Income tax expense	7,117	6,264	29,088	32,616
Income from continuing operations	18,053	20,061	60,292	70,172
Loss from discontinued operations, net	(12,453)	(818)	(17,202)	(3,114)
Net income	$5,600	$19,243	$43,090	$67,058

Earnings per share—basic:
Income from continuing operations	$1.10	$1.22	$3.66	$4.28
Loss from discontinued operations, net	(0.76)	(0.05)	(1.05)	(0.19)
Net income	$0.34	$1.17	$2.62 *	$4.09

Weighted average common shares outstanding—basic	16,467	16,387	16,454	16,382

Earnings per share—diluted:
Income from continuing operations	$1.08	$1.21	$3.62	$4.23
Loss from discontinued operations, net	(0.75)	(0.05)	(1.03)	(0.19)
Net income	$0.34 *	$1.16	$2.59	$4.04

Weighted average common shares outstanding—diluted	16,688	16,551	16,641	16,584

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

* Difference due to rounding

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2009	2008
		(as adjusted, See note 2)
Operating Activities
Net income	$43,090	$67,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,858	36,285
Gain on early extinguishment of debt	(39)	(581)
Accretion of discount on convertible notes	4,579	4,688
Other amortization included in interest expense	1,336	1,258
Provision for doubtful accounts receivable	309	1,402
Provision for deferred income taxes	1,565	7,551
Employee stock compensation	2,508	2,366
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	42,852	25,675
Rotable assets	(101)	(2,870)
Inventories	10,399	(13,572)
Prepaid expenses and other current assets	(2,173)	(1,098)
Accounts payable, accrued expenses and income taxes payable	(38,938)	(44,577)
Changes in discontinued operations	21,326	(6,123)
Other	(1,121)	(671)
Net cash provided by operating activities	126,450	76,791

Investing Activities
Capital expenditures	(21,766)	(31,252)
Proceeds from sale of property & equipment	529	737
Cash used for businesses and intangible assets acquired	(6,375)	—
Net cash used in investing activities	(27,612)	(30,515)

Financing Activities
Net decrease in revolving credit facility	(127,730)	(108,750)
Proceeds from issuance of long-term debt	172,878	76,403
Proceeds from equipment leasing facility and other capital leases	13,942	147
Retirement of convertible debt and repayment of capital lease obligations	(11,205)	(8,983)
Payment of deferred financing cost	(8,277)	(988)
Dividends paid	(2,000)	(1,989)
Withholding of restricted shares for minimum tax obligation	(470)	—
Proceeds from exercise of stock options, including excess tax benefit of $140 and $196 in fiscal 2010 and 2009	1,019	1,148
Net cash provided by (used in) financing activities	38,157	(43,012)
Effect of exchange rate changes on cash	811	(174)

Net change in cash	137,806	3,090
Cash at beginning of period	14,478	13,738

Cash at end of period	$152,284	$16,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$16,446	$20,761
Cash paid for interest	$13,268	$11,756

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008
		(as adjusted, See note 2)		(as adjusted, See note 2)

Net income	$5,600	$19,243	$43,090	$67,058
Other comprehensive income
Foreign currency translation adjustment	(502)	(119)	5,828	(1,927)
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $28, $(1,643), $221 and $(970), respectively	115	(2,796)	443	(1,649)

Total comprehensive income	$5,213	$16,328	$49,361	$63,482

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, except as otherwise disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events

The Company has evaluated all subsequent events through February 4, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements. As of February 4, 2010, there were no subsequent events which required recognition or disclosure.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) represented approximately 21% and 16% of total accounts receivable as of December 31, 2009 and March 31, 2009, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the nine months ended December 31, 2009 were $283,034, or 30% of net sales, of which $255,727 and $27,307 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2008 were $213,727, or 23% of net sales, of which $180,230 and $33,497 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

The Company recognized a cumulative-effect adjustment of $1,953 reducing the April 1, 2007 balance of retained earnings and reducing the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the nine months ended December 31, 2008 of $4,688, or $0.18 per diluted share.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain reported line items:

	Three months ended December 31, 2008
Consolidated Statement of Income	As previously reported	Adjustment	As adjusted
Interest expense and other	$3,305	$1,382	$4,687
Gain on extinguishment of debt	(1,777)	1,196	(581)
Income tax expense	6,957	(693)	6,264
Net income	$21,128	$(1,885)	$19,243

	Nine months ended December 31, 2008
Consolidated Statement of Income	As previously reported	Adjustment	As adjusted
Interest expense and other	$9,799	$4,467	$14,266
Gain on extinguishment of debt	(1,777)	1,196	(581)
Income tax expense	34,402	(1,786)	32,616
Net income	$70,935	$(3,877)	$67,058

	March 31, 2009
Consolidated Balance Sheet	As previously reported	Adjustment	As adjusted
Other assets, net	$13,731	$(1,700)	$12,031
Long-term debt, less current portion	386,219	(15,908)	370,311
Deferred income taxes other	117,462	5,295	122,757
Capital in excess of par	291,304	20,130	311,434
Retained earnings	$500,348	$(11,217)	$489,131

The debt and equity components recognized for the Company’s convertible notes as of March 31, 2009 were as follows:

Principal amount of convertible notes	$183,250
Unamortized discount (1)	15,908
Net carrying amount	167,342

(1)          Remaining recognition period of 2.5 years as of March 31, 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of interest expense recognized and the effective rate for the Company’s convertible notes were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Contractual coupon interest	$1,175	$1,294	$3,587	$3,935
Amortization of discount on convertible notes	1,535	1,547	4,552	4,688
Interest expense	$2,710	$2,841	$8,139	$8,623

Effective interest rate	6.5%	6.5%	6.5%	6.5%

In February 2008, the FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which primarily were codified into Topic 820, Fair Value Measurements and Disclosures in the ASC and delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis.  The nonfinancial assets and nonfinancial liabilities for which the Company had previously not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations.  The adoption had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a recurring basis at March 31, 2009.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which was primarily codified into Topic 825, Financial Instruments, in the ASC. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this FSP in the quarter ended December 31, 2009 and the adoption of this FSP did not have a material effect on its disclosures.

Effective April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which was primarily codified into Topic 805, Business Combinations, in the ASC, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which was primarily codified into Topic 810, Consolidations in the ASC. SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which primarily was codified into Topic 718, Compensation — Stock Compensation, in the ASC and requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS 123R, using the modified-prospective transition method, beginning on April 1, 2006, and therefore began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($140 and $196 for the nine months ended December 31, 2009 and December 31, 2008, respectively), rather than an operating cash flow.  Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the three months ended December 31, 2009 and December 31, 2008 was $814 and $749, respectively, and for the nine months ended December 31, 2009 and December 31, 2008 was $2,508 and $2,366, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

Intangible Assets

The components of intangible assets, net are as follows:

	December 31, 2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.3 years	$74,082	$(50,160)	$23,922
Non-compete agreements, customer relationships and other	10.1 years	80,150	(24,165)	55,985
Total intangibles, net		$154,232	$(74,325)	$79,907

	March 31, 2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.3 years	$74,082	$(45,079)	$29,003
Non-compete agreements, customer relationships and other	10.1 years	97,476	(18,129)	79,347
Total intangibles, net		$171,558	$(63,208)	$108,350

Amortization expense for the three months ended December 31, 2009 and 2008 was $2,566 and $2,755. Amortization expense for the nine months ended December 31, 2009 and 2008 was $11,110 and $8,763.

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

Aerial Vehicles. The results for Triumph Actuation & Motion Control Systems-UK, Ltd. are included in the Company’s Aerospace Systems segment.

Acquisition of Aviation Segment of Kongsberg Automotive Holdings ASA

Effective March 31, 2009, the Company acquired the assets of the aviation segment of Kongsberg Automotive Holdings ASA (“KA”) through two newly organized wholly-owned subsidiaries, Triumph Controls —  UK, Ltd. and Triumph Controls — Germany, GmbH. The acquired business, which is located in Basildon, U.K. and Heiligenhaus, Germany, provides cable control systems for commercial and military aircraft to Europe’s leading aerospace manufacturers.  KA provides the Company with expanded capacity and increased market share in cable control systems. The results for Triumph Controls — UK, Ltd. and Triumph Controls — Germany, GmbH are included in the Company’s Aerospace Systems segment.

Acquisition of The Mexmil Company, LLC

Effective March 31, 2009, the Company acquired all of the equity interests of The Mexmil Company, LLC, and all of the equity interests of several affiliates (“Mexmil”), renamed Triumph Insulation Systems, LLC. Triumph Insulation Systems, LLC and its affiliates primarily provide insulation systems to original equipment manufacturers, or OEMs, airlines, maintenance, repair and overhaul organizations and air cargo carriers.  Mexmil provides the Company with an enhanced ability to provide a more comprehensive interiors solution to current and future customers.  The results for Triumph Insulation Systems, LLC and its affiliates are included in the Company’s Aerospace Systems segment.

The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the “fiscal 2009 acquisitions.”  The combined purchase price of the fiscal 2009 acquisitions of $153,604 includes cash paid at closing, estimated deferred payments and direct costs of the transactions.  Included in the deferred payments are delayed payments of $2,132 and $1,421 payable in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which are contingent upon the achievement of specified earnings levels during the earnout period. The maximum amounts payable in respect of earnouts on the fiscal 2009 acquisitions for fiscal 2010, 2011, 2012 and 2013, respectively, are $2,322, $4,598, $5,426 and $2,629. In addition to the earnouts, there is another $10,000 that is contingent upon entering into a specific customer contract. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid.  The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $100,126 was recorded as goodwill, $60,944 of which is tax-deductible.  The Company has also identified intangible assets valued at approximately $27,114, comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.3 years.  While the Company is awaiting final appraisals of tangible and intangible assets and assumed liabilities related to the fiscal 2009 acquisitions, adjustments to the preliminary estimated fair value were recorded during the quarter ended December 31, 2009 to reflect current draft appraisals. Accordingly, the Company has recorded its best estimate of the intangibles and property and equipment subject to obtaining final appraisals, which will be finalized in the fourth quarter of fiscal 2010.  Therefore, the allocation of purchase price for the fiscal 2009 acquisitions is not complete and is subject to change.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for fiscal 2009 acquisitions:

Cash	$5,182
Accounts receivable	13,875
Inventory	27,225
Prepaid expenses and other	1,952
Deferred tax asset	1,185
Property and equipment	14,136
Goodwill	100,126
Intangible assets	27,114
Total assets	$190,795
Accounts payable	$9,707
Accrued expenses	23,405
Other current liabilities	108
Other long-term liabilities	3,971
Total liabilities	$37,191

The fiscal 2009 acquisitions have been accounted for under the purchase method of accounting and, accordingly, are included in the consolidated financial statements from the effective dates of acquisition. The fiscal 2009 acquisitions were funded by the Company’s long-term borrowings in place on the dates of acquisition.

The following unaudited pro forma information for the three and nine months ended December 31, 2008 has been prepared assuming the fiscal 2009 acquisitions had occurred on April 1, 2008. The pro forma information for the three and nine months ended December 31, 2008 is as follows: Net sales: $303,555 and $999,669; Income from continuing operations: $18,400 and $68,847; Income per share from continuing operations - basic: $1.12 and $4.20; Income per share from continuing operations — diluted:  $1.11 and $4.15.

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

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2007, the Company decided to sell Triumph Precision Castings Co., a casting facility in its Aftermarket Services segment that specializes in producing high quality hot gas path components for aero and land based gas turbines.   The Company recognized a pre-tax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell.  The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment. In October 2008, the Company exercised the buy out provision in the operating lease on its casting facility. Accordingly, the property, plant and equipment related to the assets held for sale increased by $3,535.

Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

recognized a pre-tax loss of $17,383 in the third quarter of fiscal 2010.  Included in the loss from discontinued operations for the nine months ended December 31, 2009 is an impairment charge of $2,512 recorded during the first quarter of fiscal 2010.

For financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations and assets and liabilities held for sale.

Revenues of discontinued operations were $(236) and $1,258, and $3,030 and $7,858 for the three and nine months ended December 31, 2009 and December 31, 2008, respectively.  The loss from discontinued operations was $12,453 and $17,202, and $818 and $3,114 net of income tax benefit of $6,648 and $9,205 and $441 and $1,677 for the three months and nine months ended December 31, 2009 and December 31, 2008, respectively.  Interest expense of $669 and $2,274, and $759 and $2,151 was allocated to discontinued operations for the three and nine months ended December 31, 2009 and December 31, 2008, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	December 31,	March 31,
	2009	2009
Assets held for sale:
Accounts receivable, net	$1,518	$6,838
Inventories	763	11,763
Property, plant and equipment	3,000	9,062
Other	—	32
Total assets held for sale	$5,281	$27,695
Liabilities held for sale:
Accounts payable	$64	$1,630
Accrued expenses	269	475
Deferred tax liabilities and other	348	2,178
Total liabilities held for sale	$681	$4,283

5.  INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	December 31,	March 31,
	2009	2009
Raw materials	$52,940	$51,856
Manufactured and purchased components	162,465	142,833
Work-in-process	117,607	113,641
Finished goods	45,658	81,018
Total inventories	$378,670	$389,348

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	March 31,
	2009	2009

Convertible senior subordinated notes	$168,024	$167,342
Senior subordinated notes due 2017	172,505	—
Revolving credit facility	—	127,730
Receivable securitization facility	75,000	75,000
Equipment leasing facility and other capital leases	72,169	65,232
Subordinated promissory notes	13,482	16,575
Other debt	7,857	7,517
	509,037	459,396
Less current portion	94,214	89,085
	$414,823	$370,311

Credit Facility

On August 17, 2009, the Company amended its existing amended and restated credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $485,000 from $370,000, (ii) extend the maturity date to January 31, 2013 and (iii) amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 2.25% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility.  The commitment fee applicable for any fiscal quarter shall be increased over the amounts set forth above by 15 basis points to the extent the average amounts outstanding in such fiscal quarter is less than or equal to 40% of the availability. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries. In connection with the amendment, the Company incurred $3,946 of bank-related fees. These fees, along with $934 of unamortized debt issuance costs prior to the amendment, are being amortized into expense over the remaining term of the agreement.

At December 31, 2009, there were no borrowings and $6,226 in letters of credit outstanding under the facility.  At March 31, 2009 there were $127,730 in borrowings and $5,600 in letters of credit outstanding under the facility.  The level of unused borrowing capacity under the Company’s revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of December 31, 2009, the Company had borrowing capacity under this facility of $478,774, after reductions for borrowings and letters of credit outstanding under the facility.

Senior Subordinated Notes Due 2017

On November 16, 2009, the Company issued $175,000 principal amount of 8% Senior Subordinated Notes due 2017 (the “2017 Notes”).  The 2017 Notes were sold at 98.558% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,328 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2017 Notes.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinated to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (defined below), including borrowings under the Company’s existing Credit Facility, and pari passu with the Company’s and the Guarantor Subsidiaries’ existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of our domestic restricted subsidiaries that guarantees any of our debt or that of any of our restricted subsidiaries under our Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of our debt or that of any of our domestic restricted subsidiaries incurred under any credit facility (collectively, the “Guarantor Subsidiaries”), in each case on a senior subordinated basis.  If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make them instead.

The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed plus an applicable premium set forth in the Indenture and accrued and unpaid interest, if any.  The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015 and (iii) 100% of the principal amount of the Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest.  In addition, at any time prior to November 15, 2012, the Company may redeem up to 35% of the principal amount of the 2017 Notes with the net cash proceeds of qualified equity offerings at a redemption price equal to 108% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2017 Notes (the ‘Indenture”).

Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2009.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.  During the nine months ended December 31, 2009, the Company paid $3,994 to purchase $4,200 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $3,830 and a gain on extinguishment of $39. During the nine months ended December 31, 2009, the Company paid $8,223 to purchase $10,000 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $8,417 and a gain on extinguishment of $581.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance expenses of approximately $5,942. Debt issuance costs were recorded as other assets in the accompanying consolidated balance sheets and are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each nine-month period from October 1 to March 31 or from April 1 to December 31 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant nine-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any nine-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since the ability to call the Notes at any time after October 6, 2011 is within the control of the Company, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2009.

The Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of the Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Notes are convertible into the Company’s common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended December 31, 2009 and December 31, 2008, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of December 31, 2009 and December 31, 2008, respectively.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended December 31, 2009 and December 31, 2008 was $48.73 and $37.17, respectively.  Therefore, no additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended December 31, 2009 or December 31, 2008.  The average price of the Company’s common stock for the nine months ended December 31, 2009 and December 31, 2008 was $43.94 and $48.78, respectively. Therefore, as of the nine months ended December 31, 2009 and December 31, 2008, there were no additional shares included in the diluted earnings per share.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100%

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.  LONG-TERM DEBT (Continued)

of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Effective April 1, 2009, the Company adopted FSP APB 14-1, resulting in the reduction of the carrying amount of our convertible debt to the discounted value with the discount recorded through capital in excess of par. As of December 31, 2009, the remaining discount of $11,026 will be amortized on the effective interest method through October 1, 2011.

Receivables Securitization Program

In August 2008, the Company entered into a receivable securitization facility (the “Securitization Facility”) with a purchase limit of $125,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of December 31, 2009, the maximum amount available under the Securitization Facility was $95,724. The Securitization Facility is due to expire in August 2010 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.85% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At December 31, 2009, there was $75,000 outstanding under the Securitization Facility.  In connection with entering into the Securitization Facility, the Company incurred approximately $823 of costs, which were deferred and are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During the nine months ended December 31, 2009, the Company originated additional capital lease financing resulting in proceeds of $13,942.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.  DERIVATIVES (Continued)

The Company follows the Derivatives and Hedging topic of ASC to account for its interest rate swaps, which requires that all derivatives be recorded on the consolidated balance sheet at fair value.  The standards also require that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of the hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

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

In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the three months ended December 31, 2009, $222 was recognized as a reduction to interest expense and other for the change in fair value of the Swap from the date of de-designation through December 31, 2009.

As of December 31, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the nine months ended December 31, 2009, $1,680 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $2,604 and $3,429 as of December 31, 2009 and March 31, 2009, respectively, were included in Deferred income taxes and other.

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Nine months ended December 31,		Nine months ended December 31,
	(Effective Portion)	2009	2008	2009	2008
Cash Flow Hedges
Interest rate swap	Interest expense and other	$(443)	$(1,649)	$(1,680)	$(143)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $575 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2010.

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

Level 3   Unobservable inputs for the asset or liability.

The following table provides the liabilities reported at fair value and measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $(963)	$1,641	$—	$1,641	$—

The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2009 and March 31, 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$509,037	$544,311	$459,396	$469,221

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.  EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	December 31,		December 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Weighted average common shares outstanding - basic	16,467	16,387	16,454	16,382
Net effect of dilutive stock options	221	164	187	202
Weighted average common shares outstanding — diluted	16,688	16,551	16,641	16,584

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of December 31, 2009 and March 31, 2009, the total amount of accrued income tax-related interest and penalties was $374 and $357, respectively.

As of December 31, 2009 and March 31, 2009, the total amount of unrecognized tax benefits was $5,166 and $3,211, respectively, of which $3,149 and $3,188, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by $590 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

As of December 31, 2009, the Company was subject to examination in state jurisdictions for fiscal years ended March 31, 2005 through March 31, 2008, none of which we believe is individually material.  The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The fiscal year ended March 31, 2008 is currently being examined by the Internal Revenue Service.

The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2007, state or local examinations for fiscal years ended before March 31, 2006, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2007.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.  GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2009 through December 31, 2009:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2009	$405,982	$53,559	$459,541
Purchase price allocation adjustments	27,931	—	27,931
Effect of exchange rate changes and other	1,435	(1,710)	(275)
Balance, December 31, 2009	$435,348	$51,849	$487,197

12.  SEGMENTS

The Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group.  The Aerospace Systems segment consists of 39 operating locations, and the Aftermarket Services segment consists of 19 operating locations at December 31, 2009.

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

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.  SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales:
Aerospace systems	$262,882	$222,751	$779,276	$738,552
Aftermarket services	51,409	63,107	166,506	192,556
Elimination of inter-segment sales	(761)	(615)	(2,983)	(1,918)
	$313,530	$285,243	$942,799	$929,190

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$39,090	$34,269	$120,021	$126,854
Aftermarket services	1,390	2,219	7,294	9,002
Corporate	(7,542)	(6,057)	(19,379)	(19,383)
	32,938	30,431	107,936	116,473
Interest expense and other	7,768	4,687	18,595	14,266
Gain on early extinguishment of debt	—	(581)	(39)	(581)
	$25,170	$26,325	$89,380	$102,788
Depreciation and amortization:
Aerospace systems	$9,084	$8,498	$30,674	$25,888
Aftermarket services	3,211	3,171	9,650	10,206
Corporate	190	58	534	191
	$12,485	$11,727	$40,858	$36,285

Capital expenditures:
Aerospace systems	$5,005	$6,097	$17,197	$24,008
Aftermarket services	1,474	1,684	3,234	6,676
Corporate	1,242	81	1,335	568
	$7,721	$7,862	$21,766	$31,252

	December 31,	March 31,
	2009	2009
Total Assets:
Aerospace systems	$1,172,238	$1,213,142
Aftermarket services	301,816	318,596
Corporate	166,296	31,774
Discontinued Operations	5,281	27,695
	$1,645,631	$1,591,207

During the three months ended December 31, 2009 and 2008, the Company had foreign sales of $58,253 and $64,653, respectively.  During the nine month period ended December 31, 2009 and 2008, the Company had international sales of $183,778 and $203,826, respectively.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The Company’s 2017 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder’s equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2009 and March 31, 2009, statements of operations for the three and nine months ended December 31, 2009 and 2008, and statements of cash flows for the nine months ended December 31, 2009 and 2008.

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash	$144,293	$228	$7,763	$—	$152,284
Accounts receivable, net	733	18,135	147,177	—	166,045
Inventories	—	349,540	29,130	—	378,670
Rotable assets	—	22,622	3,131	—	25,753
Assets held for sale	—	5,281	—	—	5,281
Deferred income taxes	1,486	—	—	—	1,486
Prepaid expenses and other	3,191	3,826	1,035	—	8,052
Total current assets	149,703	399,632	188,236	—	737,571
Property and equipment, net	4,937	301,084	16,133	—	322,154
Goodwill and other intangible assets, net	—	515,161	51,943	—	567,104
Other, net	16,938	1,661	203	—	18,802
Intercompany investments and advances	517,037	(114,109)	(8,182)	(394,746)	—
Total assets	$688,615	$1,103,429	$248,333	$(394,746)	$1,645,631

Current liabilities:
Accounts payable	$1,853	$72,445	$4,104	$—	$78,402
Accrued expenses	13,954	75,823	4,559	—	94,336
Liabilities related to assets held for sale	—	681	—	—	681
Current portion of long-term debt	465	14,716	79,033	—	94,214
Total current liabilities	16,272	163,665	87,696	—	267,633
Long-term debt, less current portion	341,052	73,771	—	—	414,823
Intercompany debt	(632,099)	539,994	92,105	—	—
Income taxes payable, non-current	4,093	—	—	—	4,093
Deferred income taxes and other	120,345	(396)	181	—	120,130
Total stockholders’ equity	838,952	326,395	68,351	(394,746)	838,952
Total liabilities and stockholders’ equity	$688,615	$1,103,429	$248,333	$(394,746)	$1,645,631

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash	$3,821	$5,457	$5,200	$—	$14,478
Accounts receivable, net	690	16,124	192,649	—	209,463
Inventories	—	368,653	20,695	—	389,348
Rotable assets	—	22,608	3,044	—	25,652
Assets held for sale	—	27,695	—	—	27,695
Deferred income taxes	1,416	—	311	—	1,727
Prepaid income taxes	4,434	—	—	—	4,434
Prepaid expenses and other	1,137	4,246	638	—	6,021
Total current assets	11,498	444,783	222,537	—	678,818
Property and equipment, net	3,070	312,568	16,829	—	332,467
Goodwill and other intangible assets, net	—	521,841	46,050	—	567,891
Other, net	9,890	1,945	196	—	12,031
Intercompany investments and advances	367,614	(10,070)	2,751	(360,295)	—
Total assets	$392,072	$1,271,067	$288,363	$(360,295)	$1,591,207

Current liabilities:
Accounts payable	$5,315	$94,133	$4,263	$—	$103,711
Accrued expenses	18,765	84,037	6,778	—	109,580
Liabilities related to assets held for sale	—	4,283	—	—	4,283
Current portion of long-term debt	452	11,469	77,164	—	89,085
Total current liabilities	24,532	193,922	88,205	—	306,659
Long-term debt, less current portion	295,946	72,935	1,430	—	370,311
Intercompany debt	(837,174)	700,292	136,882	—	—
Income taxes payable, non-current	2,917	—	—	—	2,917
Deferred income taxes and other	117,288	337	5,132	—	122,757
Total stockholders’ equity	788,563	303,581	56,714	(360,295)	788,563
Total liabilities and stockholders’ equity	$392,072	$1,271,067	$288,363	$(360,295)	$1,591,207

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$301,348	$15,568	$(3,386)	$313,530

Operating costs and expenses:
Cost of sales	—	218,349	14,025	(3,386)	228,988
Selling, general and administrative	7,352	29,091	2,676	—	39,119
Depreciation and amortization	190	11,897	398	—	12,485
	7,542	259,337	17,099	(3,386)	280,592
Operating income	(7,542)	42,011	(1,531)	—	32,938
Intercompany interest and charges	(21,487)	21,484	3	—	—
Interest expense and other	6,414	856	498	—	7,768
Gain on extinguishment of debt	—	—	—	—	—
Income from continuing operations, before income taxes	7,531	19,671	(2,032)	—	25,170
Income tax expense	907	6,212	(2)	—	7,117
Income from continuing operations	6,624	13,459	(2,030)	—	18,053
Loss on discontinued operations, net	—	(12,453)	—	—	(12,453)
Net income	$6,624	$1,006	$(2,030)	$—	$5,600

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$276,291	$13,348	$(4,396)	$285,243

Operating costs and expenses:
Cost of sales	—	199,316	9,478	(4,396)	204,398
Selling, general and administrative	5,999	30,354	2,334	—	38,687
Depreciation and amortization	58	11,343	326	—	11,727
	6,057	241,013	12,138	(4,396)	254,812
Operating income	(6,057)	35,278	1,210	—	30,431
Intercompany interest and charges	(20,629)	20,935	(306)	—	—
Interest expense and other	4,680	(597)	604	—	4,687
Gain on extinguishment of debt	(581)	—	—	—	(581)
Income from continuing operations, before income taxes	10,473	14,940	912	—	26,325
Income tax expense	994	5,093	177	—	6,264
Income from continuing operations	9,479	9,847	735	—	20,061
Loss on discontinued operations, net	—	(818)	—	—	(818)
Net income	$9,479	$9,029	$735	$—	$19,243

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$906,023	$46,318	$(9,542)	$942,799

Operating costs and expenses:
Cost of sales	—	648,582	37,797	(9,542)	676,837
Selling, general and administrative	18,845	90,930	7,393	—	117,168
Depreciation and amortization	534	38,004	2,320	—	40,858
	19,379	777,516	47,510	(9,542)	834,863
Operating income	(19,379)	128,507	(1,192)	—	107,936
Intercompany interest and charges	(67,705)	67,831	(126)	—	—
Interest expense and other	15,192	2,053	1,350	—	18,595
Gain on extinguishment of debt	(39)	—	—	—	(39)
Income from continuing operations, before income taxes	33,173	58,623	(2,416)	—	89,380
Income tax expense	8,721	19,445	922	—	29,088
Income from continuing operations	24,452	39,178	(3,338)	—	60,292
Loss on discontinued operations, net	—	(17,202)	—	—	(17,202)
Net income	$24,452	$21,976	$(3,338)	$—	$43,090

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine months ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$907,391	$38,825	$(17,026)	$929,190

Operating costs and expenses:
Cost of sales	—	646,463	26,920	(17,026)	656,357
Selling, general and administrative	19,192	94,116	6,767	—	120,075
Depreciation and amortization	191	35,112	982	—	36,285
	19,383	775,691	34,669	(17,026)	812,717
Operating income	(19,383)	131,700	4,156	—	116,473
Intercompany interest and charges	(67,824)	66,692	1,132	—	—
Interest expense and other	14,769	1,210	(1,713)	—	14,266
Gain on extinguishment of debt	(581)	—	—	—	(581)
Income from continuing operations, before income taxes	34,253	63,798	4,737	—	102,788
Income tax expense	8,989	22,739	888	—	32,616
Income from continuing operations	25,264	41,059	3,849	—	70,172
Loss on discontinued operations, net	—	(3,114)	—	—	(3,114)
Net income	$25,264	$37,945	$3,849	$—	$67,058

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$24,452	$21,976	$(3,338)	$—	$43,090

Adjustments to reconcile net income to net cash provided by operating activities	7,040	41,498	34,822	—	83,360
Net cash provided by operating activities	31,492	63,474	31,484	—	126,450
Capital expenditures	(1,335)	(18,634)	(1,797)	—	(21,766)
Proceeds from sale of assets and businesses	1	527	1	—	529
Cash used for businesses and intangible assets acquired	—	(4,896)	(1,479)	—	(6,375)
Net cash used in investing activities	(1,334)	(23,003)	(3,275)	—	(27,612)
Net decrease in revolving credit facility	(127,730)	—	—	—	(127,730)
Proceeds on issuance of debt	172,477	14,343	—	—	186,820
Retirements and repayments of debt	(4,332)	(6,782)	(91)	—	(11,205)
Payments of deferred financing costs	(8,277)	—	—	—	(8,277)
Dividends paid	(2,000)	—	—	—	(2,000)
Withholding of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	1,019	—	—	—	1,019
Intercompany financing and advances	79,627	(53,261)	(26,366)	—	—
Net cash (used in) provided by financing activities	110,314	(45,700)	(26,457)	—	38,157
Effect of exchange rate changes on cash	—	—	811	—	811
Net change in cash	140,472	(5,229)	2,563	—	137,806
Cash at beginning of period	3,821	5,457	5,200	—	14,478
Cash at end of period	$144,293	$228	$7,763	$—	$152,284

Triumph Group, Inc.

Notes To Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$25,265	$37,944	$3,849	$—	$67,058

Adjustments to reconcile net income to net cash provided by operating activities	(3,330)	5,898	7,576	—	10,144
Net cash provided by operating activities	21,935	43,842	11,425	—	77,202
Capital expenditures	(568)	(29,849)	(835)	—	(31,252)
Proceeds from sale of assets and businesses	—	734	3	—	737
Cash used for businesses and intangible assets acquired	—	—	—	—	—
Net cash used in investing activities	(568)	(29,115)	(832)	—	(30,515)
Net decrease in revolving credit facility	(108,750)	—	—	—	(108,750)
Proceeds on issuance of debt	—	1,550	75,000	—	76,550
Retirements and repayments of debt	(8,223)	(760)	—	—	(8,983)
Payments of deferred financing costs	(988)	—	—	—	(988)
Dividends paid	(1,989)	—	—	—	(1,989)
Proceeds from exercise of stock options, including excess tax benefit	1,148	—	—	—	1,148
Intercompany financing and advances	102,640	(15,410)	(87,230)	—	—
Net cash (used in) provided by financing activities	(16,162)	(14,620)	(12,230)	—	(43,012)
Effect of exchange rate changes on cash	—	—	(585)	—	(585)
Net change in cash	5,205	107	(2,222)	—	3,090
Cash at beginning of period	7,080	401	6,257	—	13,738
Cash at end of period	$12,285	$508	$4,035	$—	$16,828

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

Financial highlights for the three and nine months ended December 31, 2009 include:

•                  Net sales for the third quarter of the fiscal year ending March 31, 2010 increased 10.0% to $313.5 million.

•                  Operating income in the third quarter of fiscal 2010 increased 8.2% to $32.9 million.

•                  Income from continuing operations for the third quarter of fiscal 2010 decreased 10.0% to $18.1 million.

•                  Backlog decreased 3% from the third quarter of the prior year to $1.25 billion, but increased 2% sequentially from the prior quarter.

•                  Income from continuing operations was $1.08 per diluted common share for the third quarter, an 11% decrease versus the prior year.

•                  For the nine months ended December 31, 2009, we generated $126.5 million of cash flow from operating activities.

OUTLOOK

Based upon the market assumptions included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and assuming current production rates, our existing share count and successful negotiation of a final retroactive pricing agreement during the fourth quarter of fiscal 2010, we are reaffirming our guidance on revenue and restating guidance on full year earnings per share from continuing operations to $4.80 per diluted share, which includes the after-tax effect of the interest expense associated with the recently issued senior secured notes due 2017.  While we have continued to realize reduced sales in our business jet and regional jet end markets, commensurate with the current weakness in those markets generally, our commercial and military sales continue to grow. In addition, our backlog remains very strong despite production cuts, particularly on the Boeing 777, business jets, and regional jets.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with recent Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization. We disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is income from continuing operations. In calculating EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

•                       Amortization expense may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights and licenses. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•                       Depreciation may be useful for investors to consider because it generally represents the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

•                       The amount of interest expense and other we incur may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense and other to be a representative component of the day-to-day operating performance of our business.

•                       Income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business.  However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table shows our EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Income from continuing operations	$18,053	$20,061	$60,292	$70,172
Depreciation and amortization	12,485	11,727	40,858	36,285
Interest expense and other	7,768	4,687	18,595	14,266
Gain on early extinguishment of debt	—	(581)	(39)	(581)
Income tax expense	7,117	6,264	29,088	32,616
EBITDA	$45,423	$42,158	$148,794	$152,758

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Quarter ended December 31, 2009 compared to quarter ended December 31, 2008

	QUARTER ENDED
	DECEMBER 31,
	2009	2008
	(dollars in thousands)

Net sales	$313,530	$285,243
Segment operating income	$40,480	$36,488
Corporate expenses	(7,542)	(6,057)
Total operating income	32,938	30,431
Interest expense and other	7,768	4,687
(Gain) loss on early extinguishment of debt	—	(581)
Income tax expense	7,117	6,264
Income from continuing operations	$18,053	$20,061
Loss from discontinued operations, net	(12,453)	(818)
Net income	$5,600	$19,243

Net sales increased by $28.3 million, or 9.9%, to $313.5 million for the quarter ended December 31, 2009 from $285.2 million for the quarter ended December 31, 2008. The acquisitions of Merritt Tool Company, Inc. (now Triumph Structures — East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems-UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls-U.K and Triumph Controls-Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively the “fiscal 2009 acquisitions,” contributed $34.6 million in net sales for the quarter ended December 31, 2009.  Organic sales declined approximately $6.3 million, or 2.2%, primarily as a result of the reduction in demand for business jets, major program delays (particularly in the 747-8 program), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking.  Prior year sales were negatively impacted by the Boeing strike.

Cost of sales increased by $24.6 million, or 12.0%, to $229.0 million for the quarter ended December 31, 2009 from $204.4 million for the quarter ended December 31, 2008. This increase includes the impact of the fiscal 2009 acquisitions noted above, which contributed $27.2 million. Gross margin for the quarter ended December 31, 2009 was 27.0%, as compared to 28.3% for the prior year period. Excluding the effects of the fiscal 2009 acquisitions, gross margin was 27.7% for the quarter ended December 31, 2009, compared with 28.3% for the quarter ended December 31, 2008. Gross margin for the quarter ended December 31, 2009 was negatively impacted by approximately $11.5 million of sales recognized at zero margin representing progress payments for ongoing negotiations of a retroactive pricing agreement, which we expect to finalize during the quarter ending March 31, 2010.

Segment operating income increased by $4.0 million, or 10.9%, to $40.5 million for the quarter ended December 31, 2009 from $36.5 million for the quarter ended December 31, 2008.  The increase includes $3.9 million contributed from the fiscal 2009 acquisitions.

Corporate expenses increased by $1.5 million, or 24.5%, to $7.5 million for the quarter ended December 31, 2009 from $6.1 million for the quarter ended December 31, 2008.  Corporate expenses increased primarily due to increases in healthcare costs ($0.7 million) and stock based compensation ($0.2 million). In addition, we have charged to expense approximately $0.8 million start up costs related to the Mexican facility, predominately recorded within corporate expenses.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Interest expense and other increased by $3.1 million, or 65.7%, to $7.8 million for the quarter ended December 31, 2009 compared to $4.7 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008, including the Senior Subordinated Notes Due 2017 (the “2017 Notes”), as well as higher interest rates on our revolving credit facility. Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which was primarily codified into Topic 470, Debt in the Accounting Standard Codification (“ASC”). The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the three months ended December 31, 2008 of $1.5 million, or $0.06 per diluted share. The results of operations for the three months ended December 31, 2009 also include $1.5 million of non-cash interest expense.

The effective income tax rate for the quarter ended December 31, 2009 was 28.3% compared to 23.8% for the quarter ended December 31, 2008.  In the third quarter ended December 31, 2008, we recognized a benefit for the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  For the fiscal year ending March 31, 2010, the Company expects its effective tax rate to be approximately 33%, assuming that the research and experimentation credit is not extended.

Loss from discontinued operations before income taxes was $19.1 million for the quarter ended December 31, 2009, compared with a loss from discontinued operations before income taxes of $1.3 million, for the quarter ended December 31, 2008.  Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pre-tax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the carrying value of the business to estimated fair value less cost to sell. The benefit for income taxes was $6.6 million for the quarter ended December 31, 2009 compared to a benefit of $0.4 million in the prior year period.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

downturn, our clients in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three months ended December 31,
	2009	2008
Aerospace Systems
Commercial aerospace	35.6%	23.0%
Military	35.9%	35.2%
Regional	2.7%	5.3%
Business Jets	4.6%	8.8%
Non-aviation and other	4.6%	5.5%
Total Aerospace Systems net sales	83.4%	77.8%
Aftermarket Systems
Commercial aerospace	12.8%	15.8%
Military	1.9%	3.4%
Regional	0.5%	0.7%
Business Jets	0.6%	0.9%
Non-aviation and other	0.8%	1.4%
Total Aftermarket Services net sales	16.6%	22.2%
Total Consolidated net sales	100.0%	100.0%

The decline in our percentage of net sales of business jets and regional jets was attributable to the decline in that particular market due to overall economic conditions.  Despite major program delays (particularly in the 747-8 program) within the Commercial aerospace market, we have experienced an increase in the mix of that market due in part to the fiscal 2009 acquisitions and the impact of the machinist strike at Boeing in the prior year period. We also continue to experience growth in the Military market.

	QUARTER ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)

NET SALES
Aerospace Systems	$262,882	$222,751	18.0%	83.8%	78.1%
Aftermarket Services	51,409	63,107	(18.5)%	16.4%	22.1%
Elimination of inter-segment sales	(761)	(615)	23.7%	(0.2)%	(0.2)%
Total Net Sales	$313,530	$285,243	9.9%	100.0%	100.0%

	QUARTER ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
SEGMENT OPERATING INCOME

Aerospace Systems	$39,090	$34,269	14.1%	14.9%	15.4%
Aftermarket Services	1,390	2,219	(37.4)%	2.7%	3.5%
Corporate	(7,542)	(6,057)	24.5%	n/a	n/a
Total Segment Operating Income	$32,938	$30,431	8.2%	10.5%	10.7%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $40.1 million, or 18.0%, to $262.9 million for the quarter ended December 31, 2009 from $222.8 million for the quarter ended December 31, 2008. The increase was primarily due to the additional sales associated with the fiscal 2009 acquisitions of $34.6 million. Organic sales increased $5.5 million; however, the prior year period sales were negatively impacted by the Boeing strike.

Aerospace Systems segment operating income increased by $4.8 million, or 14.1%, to $39.1 million for the quarter ended December 31, 2009 from $34.3 million for the quarter ended December 31, 2008. Operating income increased primarily due to a $3.9 million contribution from the fiscal 2009 acquisitions.

Aerospace Systems segment operating income as a percentage of segment sales decreased to 14.9% for the quarter ended December 31, 2009 as compared to 15.4% for the quarter ended December 31, 2008. Segment operating margin for the quarter ended December 31, 2009 was negatively impacted by approximately $11.5 million of sales recognized at zero margin representing progress payments for ongoing negotiations of a retroactive pricing agreement, which we expect to finalize during the quarter ending March 31, 2010.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $11.7 million, or 18.5%, to $51.4 million for the quarter ended December 31, 2009 from $63.1 million for the quarter ended December 31, 2008. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $0.8 million, or 37.4%, to $1.4 million for the quarter ended December 31, 2009 from $2.2 million for the quarter ended December 31, 2008.  Operating income decreased primarily due to declines in sales volume as discussed above.  While the results of our Phoenix APU operations continue to improve, operating margins continued to be dilutive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales decreased to 2.7% for the quarter ended December 31, 2009 as compared with 3.5% for the quarter ended December 31, 2008, due to declines in sales volume as discussed above.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008.

	NINE MONTHS ENDED
	DECEMBER 31,
	2009	2008
	(dollars in thousands)

Net sales	$942,799	$929,190

Segment operating income	$127,315	$135,856
Corporate expenses	(19,379)	(19,383)
Total operating income	107,936	116,473
Interest expense and other	18,595	14,266
(Gain) loss on early extinguishment of debt	(39)	(581)
Income tax expense	29,088	32,616
Income from continuing operations	$60,292	$70,172
Loss from discontinued operations, net	(17,202)	(3,114)
Net income	$43,090	$67,058

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Net sales increased by $13.6 million, or 1.5%, to $942.8 million for the nine months ended December 31, 2009 from $929.2 million for the nine months ended December 31, 2008.  The fiscal 2009 acquisitions contributed an increase of $85.6 million to net sales. Organic sales declined $71.9 million, or 7.7%, primarily as a result of the reduction in demand for business jets, the decline in the regional jet market due to the overall economy, major program delays (particularly in the 747-8 program), lower passenger and freight traffic and airline inventory de-stocking.  Prior year sales were negatively impacted by the Boeing strike.

Cost of sales increased $20.4 million or 3.1% to $676.8 million for the nine months ended December 31, 2009, from $656.4 million for the nine months ended December 31, 2008. This increase includes the impact of the fiscal 2009 acquisitions noted above, which contributed $65.0 million. Gross margin for the nine months ended December 31, 2009 was 28.2%, as compared to 29.4% for the prior year period. Excluding the effects of the fiscal 2009 acquisitions, gross margin was 28.6% for the nine months ended December 31, 2009, compared with 29.4% for the nine months ended December 31, 2008. Gross margin for the quarter ended December 31, 2009 was negatively impacted by approximately $11.5 million of sales recognized at zero margin representing progress payments for ongoing negotiations of a retroactive pricing agreement, which we expect to finalize during the quarter ending March 31, 2010.

Segment operating income decreased by $8.5 million, or 6.3%, to $127.3 million for the nine months ended December 31, 2009 from $135.8 million for the nine months ended December 31, 2008.  The operating income decrease was a direct result of the decline in gross sales volume as described above, offset by increases of $6.7 million for contributions from the fiscal 2009 acquisitions.

Corporate expenses remained consistent at $19.4 million for both the nine months ended December 31, 2009 and the nine months ended December 31, 2008.  Corporate expenses for fiscal 2010 include increases in healthcare costs ($1.0 million), offset by decreases in compensation costs ($0.5 million) and workers compensation ($0.7 million). In addition, we have incurred approximately $2.8 million of start up costs related to the Mexican facility, predominately recognized within corporate expenses in fiscal 2010.

Interest expense and other increased by $4.3 million, or 30.3%, to $18.6 million for the nine months ended December 31, 2009 compared to $14.3 million for the prior year period.  This increase was due to higher average debt outstanding during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, including the 2017 Notes, as well as by higher interest rates on our revolving credit facility. Effective April 1, 2009, the Company adopted FSP APB 14-1. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the nine months ended December 31, 2008 of $4.7 million, or $0.19 per diluted share. The results of operations for the nine months ended December 31, 2009 also include $4.6 million of non-cash interest expense.

The effective income tax rate for the nine months ended December 31, 2009 was 32.5% compared to 31.7% for the nine months ended December 31, 2008.  In the third quarter ended December 31, 2008, we recognized a benefit for the retroactive reinstatement of the research and experimentation tax credit back to January 1, 2008.  For the fiscal year ending March 31, 2010, the Company expects its effective tax rate to be approximately 33%, assuming that the research and experimentation credit is not extended.

Loss from discontinued operations before income taxes was $26.4 million for the nine months ended December 31, 2009, which includes an impairment charge of $19.9 million, compared with a loss from discontinued operations before income taxes of $4.8 million for the nine months ended December 31, 2008.  Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pre-tax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

carrying value of the business to estimated fair value less cost to sell.  Included in the loss from discontinued operations for the nine months ended December 31, 2009 is an impairment charge of $2.5 million recorded during the first quarter of fiscal 2010. The benefit for income taxes was $9.2 million for the nine months ended December 31, 2009 compared to a benefit of $1.7 million in the prior year period.

Business Segment Performance — Nine months ended December 31, 2009 compared to nine months ended December 31, 2008.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine months ended December 31,
	2009	2008
Aerospace Systems
Commercial aerospace	34.6%	28.3%
Military	35.4%	32.0%
Regional	3.3%	5.4%
Business Jets	4.5%	8.4%
Non-aviation and other	4.5%	5.2%
Total Aerospace Systems net sales	82.3%	79.3%
Aftermarket Systems
Commercial aerospace	13.0%	14.7%
Military	2.7%	3.2%
Regional	0.6%	0.6%
Business Jets	0.7%	0.9%
Non-aviation and other	0.7%	1.3%
Total Aftermarket Services net sales	17.7%	20.7%
Total Consolidated net sales	100.0%	100.0%

The decline in our percentage of net sales of business jets and regional jets was attributable to the decline in that particular market due to overall economic conditions.  Despite major program delays (particularly in the 747-8 program) within the Commercial aerospace market, we have experienced an increase in the mix of that market due in part to the fiscal 2009 acquisitions and the impact of the machinist strike at Boeing in the prior year period. As these program delays pertain to aircraft that have not yet reached full production, we are unable to determine whether program delays have ended. We also continue to experience growth in the Military market.

	NINE MONTHS ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)

NET SALES
Aerospace Systems	$779,276	$738,552	5.5%	82.6%	79.5%
Aftermarket Services	166,506	192,556	(13.5)%	17.7%	20.7%
Elimination of inter-segment sales	(2,983)	(1,918)	55.5%	(0.3)%	(0.2)%
Total Net Sales	$942,799	$929,190	1.5%	100.0%	100.0%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	NINE MONTHS ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2009	2008	Change	2009	2008
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$120,021	$126,854	(5.4)%	15.4%	17.2%
Aftermarket Services	7,294	9,002	(19.0)%	4.4%	4.7%
Corporate	(19,379)	(19,383)	(0.0)%	n/a	n/a
Total Segment Operating Income	$107,936	$116,473	(7.3)%	11.4%	12.5%

Aerospace Systems: The Aerospace Systems segment net sales increased by $40.7 million, or 5.5%, to $779.3 million for the nine months ended December 31, 2009 from $738.6 million for the nine months ended December 31, 2008. The increase was primarily due to the additional sales associated with the fiscal 2009 acquisitions of $85.6 million. Organic sales decreased $44.8 million due to declines in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 747-8 program), however, the prior year period sales were negatively impacted by the Boeing strike.

Aerospace Systems segment operating income decreased by $6.8 million, or 5.4%, to $120.0 million for the nine months ended December 31, 2009 from $126.8 million for the nine months ended December 31, 2008. Operating income decreased due to declines in gross margin primarily resulting from lower sales volume of business jet and regional jet products, as described above, partially offset by operating margins from the fiscal 2009 acquisitions.

Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.4% for the nine months ended December 31, 2009 as compared to 17.2% for the nine months ended December 31, 2008, due to the decrease in operating income as a result of lower organic sales volume and lower margins contributed by the fiscal 2009 acquisitions.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $26.1 million, or 13.5%, to $166.5 million for the nine months ended December 31, 2009 from $192.6 million for the nine months ended December 31, 2008. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

Aftermarket Services segment operating income decreased by $1.7 million, or 19%, to $7.3 million for the nine months ended December 31, 2009 from $9.0 million for the nine months ended December 31, 2008.  Operating income decreased primarily due to decreased sales volume as described above, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, Texas. While the results of our Phoenix APU operations continue to improve, operating margins continued to be dilutive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales decreased slightly to 4.4% for the nine months ended December 31, 2009 as compared with 4.7% for the nine months ended December 31, 2008, due to a decline in sales volume offset by improved results at the Phoenix APU operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the nine months ended December 31, 2009, we generated approximately $126.5 million of cash flows in operating activities, used approximately $27.6 million in investing activities and generated approximately $38.2 million in financing activities.

Cash flows from operations for the nine months ended December 31, 2009 increased $49.7 million, or 65.0%, from the nine months ended December 31, 2008. Our cash flows from operations increased despite a decrease of $24.0 million in net income, which included $4.2 million in additional non-cash charges for depreciation and amortization due to the fiscal 2009 acquisitions and $19.9 million in impairment charges within discontinued operations during the nine months ended December 31, 2009. The increase in cash flows resulted from continued improvements in cash collection efforts, offset by lower sales, resulting in a $17.2 million improvement as compared to the nine months ended December 31, 2008.  In addition, we improved our inventory management resulting in a source of cash of $10.4 million as compared to the use of cash of $13.6 million in the prior year period.

As of December 31, 2009, $478.8 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2009, there were no borrowings outstanding under the Credit Facility.  Amounts repaid under the Credit Facility may be reborrowed.

Also as of December 31, 2009, $95.7 million of borrowings were available under our receivable securitization facility (the “Securitization Facility”), of which, there was $75.0 million outstanding, representing the minimum borrowing requirement under the Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In November 2009, the Company issued the 2017 Notes for $175.0 million in principal amount.  The 2017 Notes were sold at 98.558% of principal amount for net proceeds of $172.5 million, and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year. We intend to use the net proceeds for general corporate purposes, which includes debt reduction, including repayment of amounts outstanding under the Credit Facility, without any permanent reduction of the commitments thereunder. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.0 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

In March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58.5 million after deducting debt issuance costs of approximately $0.2 million.  During the nine months ended December 31, 2009, the Company added additional capital leases resulting in proceeds of $13.9 million.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s Credit Facility. Debt issuance costs of $0.2 million have been recorded as other assets in the consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate, with a floor of 2.00% (the effective rate was 2.00% at December 31, 2009).  The proceeds of the Series 2005A Bonds of up to $0.5 million are

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

being used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million were used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April 18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate, with a floor of 2.50% (the effective rate was 2.50% at December 31, 2009).  As of December 31, 2009, $2.0 million was drawn against the 2008 bonds.

On September 18, 2006, the Company issued $201.3 million in convertible senior subordinated notes (the “Notes”). The Notes are direct, unsecured, senior obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the nine months ended December 31, 2009, the Company paid $4.2 million in principal on the Notes, resulting in a reduction in the carrying amount of the notes of $3.8 million and a gain on extinguishment of less than $0.1 million. During the nine months ended December 31, 2008, the Company paid $8.2 million to purchase $10.0 million of principal on the Notes, resulting in a reduction in the carrying amount of the Notes of $8.4 million and a gain on extinguishment of $0.6 million.

Capital expenditures were approximately $22.0 million for the nine months ended December 31, 2009, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $35 to $45 million for our fiscal year ending March 31, 2010.  The expenditures are expected to be used mainly to expand capacity or replace equipment at several facilities. In addition, for the fiscal year ending March 31, 2010, we anticipate approximately $6.0 million of start up costs related to the Mexican facility, which is in addition to our investment in capital and infrastructure.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Principal (1)	$522,558	$94,214	$206,451	$22,702	$199,191
Debt Interest (2)	137,348	23,469	39,794	32,232	41,853
Operating Leases	53,841	12,583	22,914	5,943	12,401
Purchase Obligations	276,090	225,021	50,416	550	103
Total	$989,837	$355,287	$319,575	$61,427	$253,548

(1) Included in the Company’s balance sheet at December 31, 2009, plus discounts on Convertible Senior Subordinated Notes and the 2017 Notes of $11.0 million and $2.5 million, respectively, being amortized to expense through September 2011 and November 2017, respectively.

(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $3.2 million as of December 31, 2009 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The table also excludes our pension benefit obligations.  We made pension contributions of $0.3 million and $2.7 million in fiscal 2009 and 2008, respectively.  These contributions include payments related to a supplemental executive retirement plan of zero in fiscal 2009 and $2.3 million in fiscal 2008, and payments to our union pension plans of $0.3 million and $0.4 million in fiscal 2009 and 2008, respectively.  We expect to make total pension contributions of $0.3 million to our pension plans during fiscal 2010.  For further information, refer to footnote 15, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future.  However, we have a stated policy to grow through acquisitions and are continuously evaluating various acquisition opportunities.  As a result, we are currently pursuing the potential purchase of a number of businesses.  In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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

As of December 31, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.   Exhibits.

Exhibit 4.1	Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee. (1)
Exhibit 4.2	Form of 8% Senior Subordinated Notes due 2017 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (1)
Exhibit 4.3	Registration Rights Agreement, dated November 16, 2009 between Triumph Group, Inc. and the parties named therein. (1)
Exhibit 31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 4, 2010
Richard C. Ill, Chairman & Chief Executive Officer
(Principal Executive Officer)

/s/ M. David Kornblatt	February 4, 2010
M. David Kornblatt, Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 4, 2010
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee. (1)
4.2	Form of 8% Senior Subordinated Notes due 2017 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (1)
4.3	Registration Rights Agreement, dated November 16, 2009 between Triumph Group, Inc. and the parties named therein. (1)

31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.