Form 10-K
period 2010-03-31
TRIUMPH GROUP INC
filed 2010-05-14
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of September 30, 2009, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $778 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2009. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

          The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on April 30, 2010 was 16,686,373.

Documents Incorporated by Reference

          Portions of the following document are incorporated herein by reference:

          The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2010 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

General

        Triumph Group, Inc. ("Triumph" or the "Company") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute aircraft components, such as hydraulic, mechanical and electromechanical control systems, aircraft and engine accessories, structural components and assemblies, non-structural composite components, thermal acoustic insulation systems, auxiliary power units, or APUs, avionics and aircraft instruments. We serve a broad spectrum of the aerospace industry, including original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and components, as well as commercial airlines and air cargo carriers.

        In March 2010, we acquired Fabritech, Inc. (now Triumph Fabrications—St. Louis). Through the addition of Triumph Fabrications—St. Louis, we have added high-end maintenance and manufactured solutions focused on aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Triumph Fabrications—St. Louis also produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms. The results of Triumph Fabrications—St. Louis are included in the Company's Aftermarket Services Segment from the date of acquisition.

        In March 2010, we entered into definitive agreement to purchase Vought Aircraft Industries, Inc. ("Vought") from TC Group, L.L.C. ("Carlyle") for cash and stock consideration. Vought is a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Vought's customer base is comprised of the leading global aerospace OEMs and over 80% of their revenue is from sole source, long-term contracts. Vought's revenues for the year ended December 31, 2009 were $1.9 billion and they employed approximately 5,900 people. Following the closing of this acquisition, Carlyle will own approximately 31% of the outstanding common stock of Triumph and will be subject to certain lock-up provisions. The transaction is subject to customary closing conditions, including regulatory approvals and approval of Triumph shareholders, and is expected to be completed in July 2010. The acquired business will operate as Triumph Aerostructures—Vought Aircraft Division, LLC.

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

        Our Aerospace Systems Group utilizes its capabilities to design, engineer and build complete metallic structural assemblies, as well as mechanical, electromechanical, hydraulic and hydromechanical control systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace market. Customers typically return such systems to us for repairs and overhauls and spare parts. This group also includes companies performing complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies. This group services the full spectrum of aerospace customers, which include aerospace OEMs and the top-tier manufacturers who supply them and airlines, air cargo carriers, and domestic and foreign militaries.

        The products that companies within this group design, engineer, build and repair include:

  •
  Acoustic insulation systems

  •
  Aircraft and engine mounted accessory drives

  •
  Cockpit control levers

  •
  Composite and metal bonding

  •
  Composite ducts and floor panels

  •
  Control system valve bodies

  •
  Exhaust nozzles and ducting

  •
  Floor beams

  •
  Heat exchangers

  •
  High lift actuation

  •
  Landing gear actuation systems

  •
  Landing gear components and assemblies

  •
  Main engine gear box assemblies

  •
  Primary and secondary flight control systems

  •
  Stretch-formed leading edges and fuselage skins

  •
  Windows and window assemblies

  •
  Wing spars and stringers

        Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts of various types of cockpit instruments, and gauges for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbines engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third party overhaul facilities. We also continue to develop Federal

Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems including APUs, thrust reversers, flight controls, engine accessories and avionics. Some specialties include navigation, flight, and engine monitoring instruments as well as autopilots, voice and data recorders, smoke detection systems and aircraft lighting. Companies in our aftermarket services group repair and overhaul various components for the aviation industry including:

  •
  Air cycle machines

  •
  APUs

  •
  Cockpit instrumentation

  •
  Constant speed drives

  •
  Engine and airframe accessories

  •
  Flight control surfaces

  •
  Integrated drive generators

  •
  Mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers

  •
  Nacelles

  •
  Remote sensors

  •
  Thrust reversers

  •
  Blades and vanes

  •
  Cabin interior panes, shades, light lenses and other plastic components

  •
  Combustors

  •
  Stators

  •
  Transition ducts

  •
  Sidewalls

  •
  Light assemblies

  •
  Overhead bins

        Certain financial information about our two segments can be found in Note 21 of "Notes to Consolidated Financial Statements."

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

Operating Locations

        We conduct our business through operating companies and divisions. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at March 31, 2010:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AEROSPACE SYSTEMS GROUP

Construction Brevetees d'Alfortville	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	67

Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems—UK, Ltd.	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	47

Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	243

Triumph Actuation Systems— Connecticut	Triumph Actuation Systems— Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	152

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Actuation Systems— Valencia(1)	Triumph Actuation Systems— Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	202

Triumph Aerospace Systems— Newport News	Triumph Aerospace Systems— Newport News, Inc.	Newport News, VA San Diego, CA Huntsville, AL New Haven, CT	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, and instrumentation assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	133

Triumph Aerospace Systems—Seattle	Triumph Actuation Systems— Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	72

Triumph Aerospace Systems— Wichita(1)	Triumph Aerospace Systems— Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	160

Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including environmental control system ducting, floor panels, aisle stands and glare shields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	458

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	127

Triumph Controls—Germany Triumph Controls—UK	Triumph Controls—Germany, GmbH Triumph Controls—UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	36

Triumph Fabrications— Fort Worth(1)	Triumph Fabrication—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	111

Triumph Fabrications—Hot Springs	Triumph Fabrications— Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	348

Triumph Fabrications— Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	99

Triumph Fabrications— San Diego(1) Triumph Fabrications—Phoenix	Triumph Fabrications—San Diego, Inc. Triumph Engineered Solutions, Inc.	El Cajon, CA Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	200

Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	316

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Insulation Systems	Triumph Insulation Systems, LLC	Santa Ana, CA Mexicali, Mexico Beijing, China (2)	Designs, manufactures and repairs thermal-acoustic insulation systems for commercial aerospace applications.	Commercial and Military OEMs.	935

Triumph Group—Mexico	Triumph Group—Mexico, S de R.L de C.V.	Zacatecas, Mexico	Provides rough machining of gears, actuations and structure components, as well as assembly, fabrications, engineering and composites to Triumph companies and certain customers. Facility scheduled to open Summer of 2010.	Commercial and General Aviation OEMs	8

Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	25

Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	87

Triumph Structures—East Texas	Triumph Structures—East Texas, Inc.	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	80

Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	125

Triumph Structures—Long Island	Triumph Structures—Long Island, LLC	Westbury, NY	Manufactures high-quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	118

Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars for the aviation industry. Machines, welds and assembles large complex precision structural components.	Commercial, General Aviation and Military OEMs.	318

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high-speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	123

Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	179

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AFTERMARKET SERVICES GROUP

Triumph Accessory Services—Wellington(1)	The Triumph Group Operations, Inc.	Wellington, KS Milwaukee, WI	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	120

Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and air frame accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	114

Triumph Air Repair(1)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	104

Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	122

Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	109

Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	113

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Fabrications—St. Louis	Triumph Fabrications—St. Louis, Inc. (formerly Fabritech, Inc.) Triumph Fabrications—Orangeburg, Inc.	East Alton, IL Orangeburg, SC	Provides maintenance and manufactured solutions for aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Also, produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms.	Commercial, General Aviation and Military Aftermarket	63

Triumph Instruments—Burbank(1)	Triumph Instruments—Burbank, Inc.	Burbank, CA Van Nuys, CA	Repairs and overhauls aircraft instrumentation, power systems and avionics. Distributes and repairs aircraft smoke detectors and industrial instrumentation.	Commercial, General Aviation and Military Aftermarket.	62

Triumph Instruments—Ft. Lauderdale(1)	Triumph Instruments, Inc.	Ft. Lauderdale, FL	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Commercial, General Aviation and Military Aftermarket.	43

Triumph Interiors	Triumph Interiors, LLC	Oakdale, PA(1) Grand Prairie, TX(1)	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of PMA interior lighting and plastic components.	Commercial Aftermarket.	108

Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	31

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

DISCONTINUED OPERATIONS

Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	30

(1)
Designates FAA-certified repair station.

(2)
Through an affiliate, Triumph Insulation Systems, LLC manages a 50% interest in a joint venture operating in Beijing China, with Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China. Our interest in the joint venture is accounted for in our consolidated financial statements on the equity method.

Sales, Marketing and Engineering

        While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerospace Systems Group and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third-party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer's changing needs and current trends in each market/geographic region in which we operate.

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

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed-fee basis. We generally sell to our other customers on a fixed-fee, negotiated contract or purchase order basis.

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

        As of March 31, 2010, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,309 million, of which $1,260 million and $49 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2009, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,323 million, of which $1,282 million and $41 million relate to the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $1,309 million, approximately $478 million will not be shipped by March 31, 2011.

Dependence on Significant Customer

        For the year ended March 31, 2010, the Boeing Company, or Boeing, represented approximately 30% of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.

United States and International Operations

        Our revenues from continuing operations to customers in the United States for fiscal years 2010, 2009 and 2008 were approximately $1,039 million, $974 million, and $914 million, respectively. Our revenues from our continuing operations to customers in all other countries for fiscal years 2010, 2009 and 2008 were approximately $256 million, $267 million, and $237 million, respectively.

        As of March 31, 2010 and 2009, our long-lived assets for continuing operations located in the United States were approximately $855 million and $851 million, respectively. As of March 31, 2010 and 2009, our long-lived assets for continuing operations located in all other countries were approximately $74 million and $63 million, respectively.

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

Employees

        As of March 31, 2010, for our continuing operations we employed 5,991 persons, of whom 647 were management employees, 90 were sales and marketing personnel, 697 were technical personnel, 789 were administrative personnel and 3,768 were production workers. As of March 31, 2010, for our discontinued operations, we employed 30 persons, of whom 1 was a management employee, 1 was a sales and marketing employee, 4 were technical personnel, 3 were administrative personnel and 21 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 590 full-time employees. Currently, approximately 9.8% of our permanent employees are represented by labor unions and approximately 20.0% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Research and Development Expenses

        Certain information about our research and development expenses for the fiscal years ended March 31, 2010, 2009 and 2008 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	66	Chairman and Chief Executive Officer
Jeffry D. Frisby	55	President and Chief Operating Officer
M. David Kornblatt	50	Executive Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	56	Vice President, General Counsel and Secretary
Kevin E. Kindig	53	Vice President and Controller

        Richard C. Ill was elected Chairman in July 2009, and had been our President and Chief Executive Officer and a director since 1993. Mr. Ill continues to serve as Chief Executive Officer. Mr. Ill is a director of P.H. Glatfelter Company, Airgas Inc. and Baker Industries and a trustee of the Eisenhower Fellowships.

        Jeffry D. Frisby has been our President and Chief Operating Officer since July 2009. Before that, for a period in excess of five years, Mr. Frisby served as Group President of our Aerospace Systems Group. Mr. Frisby serves on the Board of Directors of Quaker Chemical Corporation.

        M. David Kornblatt became Executive Vice President in July 2009 and had been Senior Vice President and Chief Financial Officer since June 2007. Mr. Kornblatt continues to serve as Chief Financial Officer. From 2006 until joining us, Mr. Kornblatt served as Senior Vice President—Finance and Chief Financial Officer at Carpenter Technology Corporation, a manufacturer and distributor of specialty alloys and various engineered products. From 2003 to 2005, he was Vice President and Chief Financial Officer at York International, prior to its acquisition by Johnson Controls in December 2005. Before that, Mr. Kornblatt was the Director of Taxes-Europe for The Gillette Company in London, England for three years. Mr. Kornblatt is a director of Universal Stainless & Alloy Products, Inc.

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

Item 1A.    Risk Factors

        Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations and liquidity.    A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2010. Our operations are focused on designing, engineering and manufacturing aircraft components for new aircraft, selling spare parts and performing repair and overhaul services on existing aircraft and aircraft components. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines, similar to that which occurred in 2008, could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, change in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by sudden hostility in oil producing areas. Often airlines are unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

        In addition, demand for our MRO services is correlated with worldwide flying activity. A significant portion of the MRO activity required on commercial aircraft is mandated by government regulations that limit the total time or number of flights that may elapse between scheduled MRO events. As a result, although short-term deferrals are possible, MRO activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long term, trends in the MRO market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, flown and cargo miles flown. Consequently, conditions or events which contribute to declines in worldwide ASMs and cargo miles flown, such as those mentioned above, could negatively impact our MRO business.

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

        We may fail to realize all of the expected benefits of the proposed Vought Acquisition.    The success of the Vought Acquisition, assuming it is consummated, will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Triumph and Vought. However, to realize these anticipated benefits, we must successfully combine the businesses. If we are not able to achieve these objectives, the anticipated benefits of the Vought Acquisition may not be realized fully or at all or may take longer to realize than expected.

        In addition, it is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of the Vought Acquisition. Integration efforts between the two companies will also divert management attention and resources and could have an adverse effect on each of Triumph and Vought during the transition period.

        A significant decline in business with a key customer could have a material adverse effect on us.    For the year ended March 31, 2010, The Boeing Company, or Boeing Commercial, Military & Space, represented approximately 30% of net sales. Accordingly, a significant reduction in purchases by this customer could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our operating locations have significant customers, the loss of whom could have an adverse effect on those businesses.

        Demand for our military and defense products is dependent upon government spending.    Approximately 37% of our sales for fiscal year 2010 were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government. The military and defense market is largely dependent upon government budgets, particularly the U.S. defense budget, and even an increase in defense spending may not be allocated to programs that would benefit our business. Moreover, the new military aircraft programs in which we participate may not enter full-scale production as expected. A change in the levels of defense spending or levels of military flight operations could curtail or enhance our prospects in the military and defense market depending upon the programs affected.

        Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.    We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the

International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the United States Department of Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act which, generally, bars bribes or unreasonable gifts to foreign governments or officials.

        Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter into contracts with the U.S. government. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

        Our expansion into international markets may increase credit, currency and other risks, and our current operations in international markets expose us to such risks.    As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with our operations in the United Kingdom, Germany, Mexico, and Thailand and as we seek customers in other parts of the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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

  •
  failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad;

  •
  difficulty with staffing and managing widespread operations; and

  •
  difficulty of and costs relating to compliance with the different commercial and legal requirements of the countries in which we operate.

        We may need additional financing for acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.    A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional aerospace companies and product lines. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, access to markets and conditions of markets, availability under our credit facility and by particular restrictions contained in our credit facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us, particularly in light of the current instability in the credit markets.

        Competitive pressures may adversely affect us.    We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Cessna, Gulfstream, Sikorsky, Lockheed Martin, Northrop Grumman, Raytheon and Honeywell may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers including, Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Goodrich Corp., Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies. Some of our competitors have substantially greater financial and other resources than we have. Competitive pressures may materially adversely affect our operating revenues and margins, and, in turn, our business and financial condition.

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

        The construction of aircraft is heavily regulated, and we may incur significant expenses to comply with new or more stringent governmental regulation.    The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

        Some contractual arrangements with our customers may cause us to bear significant up-front costs that we may not be able to recover.    Many new aircraft programs require that major suppliers bear the cost of design, development and engineering work associated with the development of the aircraft usually in exchange for a long-term agreement to supply critical parts once the aircraft is in production. If the aircraft fails to reach the full production stage or we fail to win the long-term contract, the outlays we have made in research and development and other start-up costs may not generate our anticipated return on investment.

        We may not realize our anticipated return on capital commitments made to expand our capabilities.    We continually make significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, our returns on these capital expenditures may be lower than expected.

        Any product liability claims in excess of insurance may adversely affect our financial condition.    Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us or the failure of an aircraft component designed or manufactured by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, as the number of insurance companies providing general aviation product liability coverage has decreased in recent years, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our financial condition.

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

        Any exposure to environmental liabilities may adversely affect us.    Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations and we are subject to potentially significant fines and penalties, including criminal sanctions if we fail to comply with these requirements. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote waste disposal sites. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third party suits (including Superfund liabilities at third party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices are located in Wayne, Pennsylvania, where we lease 11,700 square feet of space. In addition, as of April 30, 2010, we owned or leased the following operating facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Hot Springs, AR	Manufacturing facility/office	217,300	Owned
Chandler, AZ	Manufacturing facility/office	34,300	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,400	Leased
Lynwood, CA	Processing and finishing facility/office	59,700	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Santa Ana, CA	Office	15,300	Leased
Valencia, CA	Manufacturing facility/office	87,000	Leased
Walnut, CA	Manufacturing facility/office	105,000	Leased
Bethel, CT	Office	1,700	Leased
Bloomfield, CT	Manufacturing facility/office	29,800	Leased
East Lyme, CT	Manufacturing facility/office	59,600	Owned
New Haven, CT	Engineering/manufacturing	2,400	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Heiligenhaus, Germany	Manufacturing facility/office	2,200	Leased
Shelbyville, IN	Manufacturing facility/office	193,900	Owned
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Wichita, KS	Manufacturing facility/office	130,300	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Leased
Zacatecas, Mexico	Manufacturing facility/office	270,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering Office	5,000	Leased
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace Metal Processing	12,500	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Basildon, UK.	Manufacturing facility/office	1,900	Leased
Buckley, UK.	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/Manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,400	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,700	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	24,800	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA	Instrument shop/warehouse/office	23,000	Leased
East Alton, IL	Machine shop/office	25,000	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Dallas, TX	Production/office	28,600	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
Orangeburg, SC	Machine shop	52,000	Owned
Milwaukee, WI	Office	2,600	Leased
DISCONTINUED OPERATIONS
Chandler, AZ	Casting facility/office	31,000	Leased

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

        On October 11, 2007, the government obtained a new indictment against the same five engineer defendants raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 7, 2007. The defendant engineers subsequently filed pretrial motions, including motions to dismiss. On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government appealed the dismissal with respect to three of the seven counts dismissed. On January 21, 2009, while the appeal was still pending, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government's appeal. On February 9, 2009, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the dismissal of one of the counts covered by the government's appeal and reversed as to the other two counts. (The government thereafter dismissed the two counts of the most recent indictment similar to the two counts restored by the appellate court.) On September 10, 2009, upon agreement of the government and the defendant engineers, the trial court entered an order continuing the case until after the trial in the civil case filed by Eaton and staying all proceedings except the issuance of orders related to previously filed motions and the parties' compliance with ongoing discovery obligations. The trial court has since disposed of all pending motions.

        No charges have been brought against Triumph Actuation Systems or us, and we understand that neither Triumph Actuation Systems nor the Company is currently the subject of the criminal investigation.

        In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers' Fifth Amendment rights, discovery recommenced in late August 2007. However, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion. The case was reassigned to Chief Judge W. Swan Yerger.

        On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter's prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench. Judge DeLaughter was thereafter suspended from the bench and indicted by a federal grand jury sitting in the Northern District of Mississippi. On July 30, 2009, Judge DeLaughter pled guilty to a count of obstruction of justice contained in the indictment and, on November 13, 2009, was sentenced to 18 months in federal prison.

        Triumph Actuation Systems filed other motions relating to this alleged inappropriate relationship with Mr. Peters, including a motion for sanctions. Judge Yerger ordered that this conduct be examined and has undertaken, along with a newly appointed Special Master, to review Judge DeLaughter's rulings in the case from the time Mr. Peters became involved. That review is ongoing. The court has stayed all other proceedings while conducting its review of the conduct of Mr. Peters, with the exception of the period between October 30, 2008 and March 4, 2009 when discovery on the merits was briefly reopened. The case has been removed from the court's trial calendar for the date previously set, and no alternative date has been assigned.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2009
1st Quarter	$73.76	$46.16
2nd Quarter	58.87	39.20
3rd Quarter	46.45	26.89
4th Quarter	47.00	31.12
Fiscal 2010
1st Quarter	$45.11	$34.36
2nd Quarter	49.85	34.96
3rd Quarter	50.92	45.93
4th Quarter	74.73	47.50

        On May 10, 2010, the reported closing price for our Common Stock was $72.80. As of May 10, 2010, there were approximately 87 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 4,000 persons.

Dividend Policy

        During fiscal 2010 and 2009, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 26, 2010, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding common stock. The dividend is payable June 15, 2010 to shareholders of record as of May 28, 2010.

Repurchases of Stock

        The following summarizes repurchases made pursuant to the Company's share repurchase plan during three years ended March 31, 2010. In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. From the inception of the program through March 31, 2010, we have repurchased a total of 499,200 shares for a total purchase price of $19.2 million. As a result, as of May 10, 2010, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
February 1-28, 2008	220,000	$56.10	499,200	500,800

Equity Compensation Plan Information

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be held on September 28, 2010, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

        The following graph compares the cumulative 5-year total return provided shareholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2005 and its relative performance is tracked through March 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

*
$100 invested on March 31, 2005 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Triumph Group, Inc.	100.00	113.66	142.46	146.89	98.94	182.18
Russell 2000	100.00	125.85	133.28	115.95	72.47	117.95
S&P Aerospace & Defense	100.00	123.21	142.99	150.30	87.43	149.44

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

	Fiscal Years Ended March 31,
	2010(1)(2)(3)	2009(1)(2)(4)	2008(1)(2)(5)	2007(1)(2)(6)(7)	2006(6)
	(in thousands, except per share data)
Operating Data:
Net sales	$1,294,780	$1,240,378	$1,151,090	$937,327	$749,368
Cost of sales	927,211	877,744	822,288	671,838	549,307

	367,569	362,634	328,802	265,489	200,061
Selling, general and administrative expense	157,870	162,109	159,262	135,887	108,063
Depreciation and amortization	54,418	48,611	43,215	35,703	30,827

Operating income	155.281	151,914	126,325	93,899	61,171
Interest expense and other	28,865	16,929	19,942	14,807	10,304
(Gain) loss on early extinguishment of debt	(39)	(880)	—	5,088	—

Income from continuing operations, before income taxes	126,455	135,865	106,383	74,004	50,867
Income tax expense	41,167	43,124	34,748	24,982	11,608

Income from continuing operations	85,288	92,741	71,635	49,022	39,259
Loss from discontinued operations	(17,526)	(4,745)	(8,468)	(3,905)	(4,744)

Net income	$67,762	$87,996	$63,167	$45,117	$34,515

Earnings per share:
Income from continuing operations:
Basic	$5.18	$5.66	$4.34	$3.02	$2.47
Diluted	$5.12	$5.59	$4.08	$2.99	$2.45
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.12	—
Shares used in computing earnings per share:
Basic	16,459	16,384	16,497	16,220	15,920
Diluted	16,666	16,584	17,540	16,413	16,060

	As of March 31,
	2010(1)(2)(3)	2009(1)(2)(4)	2008(1)(2)(5)	2007(1)(2)(6)(7)	2006(6)
	(in thousands)
Balance Sheet Data:
Working capital	$487,780	$372,159	$416,842	$324,877	$256,480
Total assets	1,712,677	1,591,207	1,412,760	1,218,480	977,253
Long-term debt, including current portion	505,780	459,396	395,981	286,499	161,417
Total stockholders' equity	$860,686	$788,563	$706,436	$645,177	$563,703

(1)
Fiscal years 2010, 2009, 2008 and 2007 include noncash interest expenses of $6.2 million, $5.8 million, $6.5 million and $3.1 million, respectively, related to the adoption and retroactive application of the convertible debt accounting standard as of April 1, 2009.

(2)
Fiscal years 2010, 2009, 2008 and 2007 include stock-based compensation pre-tax charges of $3.2 million, $3.2 million, $2.8 million and $2.5 million, respectively, related to the adoption of provisions of the Compensation—Stock Compensation topic of the Accounting Standards Codification ("ASC") as of April 1, 2006.

(3)
Includes the acquisition of DCL Avionics, Inc. (January 2010) and Fabritech, Inc. (March 2010) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(4)
Includes the acquisition of Merritt Tool Company, Inc., Saygrove Defence and Aerospace Group Limited., The Mexmil Company, LLC and acquisition of the aviation segment of Kongsberg Automotive Holdings ASA from the date of each respective acquisition (March 2009). See Note 3 to the Consolidated Financial Statements.

(5)
Includes the acquisition of the assets and business of B. & R. Machine & Tool Corp. from the date of acquisition (February 2008). See Note 3 to the Consolidated Financial Statements.

(6)
During 2008, the Company sold the assets of Triumph Precision, Inc. and also decided to sell Triumph Precision Castings Co. These businesses have been classified as discontinued operations in 2009 and 2008 and, accordingly, the results for fiscal years prior to 2008 have also been reclassified to conform to the 2008 presentation. See Note 4 to the Consolidated Financial Statements.

(7)
Includes the acquisition of the assets and businesses of Excel Manufacturing, Inc. (April 2006), Air Excellence International, Inc. (April 2006), Grand Prairie Accessory Services, LLC (January 2007) and the acquisition through merger of Allied Aerospace Industries, Inc. (November 2006), from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

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

        In March 2010, we entered into definitive agreement to purchase Vought. Vought is a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Vought's customer base is comprised of the leading global aerospace OEMs and over 80% of their revenue is from sole source, long-term contracts. Vought's revenues for the year ended December 31, 2009 were $1.9 billion and they employed approximately 5,900 people.

        Financial highlights for the fiscal year ended March 31, 2010 include:

  •
  Net sales for fiscal 2010 increased 4.4% to $1.29 billion.

  •
  Operating income in fiscal 2010 increased 2.2% to $155.3 million.

  •
  Net income for fiscal 2010 decreased 23.0% to $67.8 million.

  •
  Backlog decreased 1.0% over the prior year to $1.3 billion.

        For the fiscal year ended March 31, 2010, net sales totaled $1.29 billion, a 4.4% increase from fiscal year 2009 net sales of $1.24 billion. Net income for fiscal year 2010 decreased 23.0% to $67.8 million, or $4.07 per diluted common share, versus $88.0 million, or $5.30 per diluted common share, for fiscal year 2009. As discussed in further detail below under "Results of Operations," the decrease in net income is attributable to the write-down of the carrying value of our discontinued operation to estimated fair value less cost to sell, as well as the additional interest expense associated with the issuance of Senior Notes due 2017 in November 2009, offset by the contribution from recent acquisitions.

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2010, we generated approximately $169.6 million of cash flows from operating activities, used approximately $62.5 million in investing activities and generated approximately $35.3 million in financing activities.

        We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales declined in fiscal 2010 due to major program delays, the dramatic decline in the regional and business jet markets due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.

        In the fourth quarter of fiscal 2010, we acquired Fabritech, Inc. (now Triumph Fabrications—St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments—Burbank), collectively, the "fiscal 2010 acquisitions." The results of Triumph Fabrications—St. Louis are included in the Company's Aftermarket Services Segment from the date of acquisition.

        In March 2009, we acquired Merritt Tool Company, Inc. (now Triumph Structures—East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems—UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls—U.K and Triumph Controls—Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively, the "fiscal 2009 acquisitions." The results for the fiscal 2009 acquisitions are included in the Company's Aerospace Systems Segment.

RESULTS OF OPERATIONS

        The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

        We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with recent Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization. We disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

        The following table shows our EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2010	2009	2008
Income from continuing operations	$85,288	$92,741	$71,635
Depreciation and amortization	54,418	48,611	43,215
Interest expense and other	28,865	16,929	19,942
Gain on early extinguishment of debt	(39)	(880)	—
Income tax expense	41,167	43,124	34,748

EBITDA	$209,699	$200,525	$169,540

        The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

	Year Ended March 31,
	2010	2009
	(in thousands)
Net sales	$1,294,780	$1,240,378

Segment operating income	181,566	178,882
Corporate general and administrative expenses	(26,285)	(26,968)

Total operating income	155,281	151,914
Interest expense and other	28,865	16,929
Gain on early extinguishment of debt	(39)	(880)
Income tax expense	41,167	43,124

Income from continuing operations	85,288	92,741
Loss from discontinued operations, net	(17,526)	(4,745)

Net income	$67,762	$87,996

        Net sales increased by $54.4 million, or 4.4%, to $1.29 billion for the fiscal year ended March 31, 2010 from $1.24 billion for the fiscal year ended March 31, 2009. The fiscal 2010 acquisitions and fiscal 2009 acquisitions contributed $123.3 million in net sales. Organic sales declined $68.9 million, or 5.6%, which was negatively impacted by major program delays, the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. Prior year sales were negatively impacted by the Boeing strike.

        Cost of sales increased by $49.5 million, or 5.6%, to $927.2 million for the fiscal year ended March 31, 2010 from $877.7 million for the fiscal year ended March 31, 2009. This increase includes the acquisitions noted above, which contributed $92.0 million. Excluding the effects of these acquisitions, gross margin was 28.7% for the fiscal year ended March 31, 2010, compared with 29.2% for the fiscal year ended March 31, 2009.

        Segment operating income increased by $2.7 million, or 1.5%, to $181.6 million for the fiscal year ended March 31, 2010 from $178.9 million for the fiscal year ended March 31, 2009. Operating income growth was a direct result of margins attained on increased sales as described above, and decreases in litigation costs ($0.9 million) and bad debt expense ($1.6 million), partially offset by increases in depreciation and amortization ($5.8 million) primarily from the fiscal 2009 acquisitions.

        Corporate expenses decreased by $0.7 million, or 2.5%, to $26.3 million for the fiscal year ended March 31, 2010 from $27.0 million for the fiscal year ended March 31, 2009, primarily due to decreased healthcare and workers' compensation costs ($0.8 million), consulting expenses ($1.6 million) and computer services costs ($1.0 million), partially offset by increases in acquisition-related costs ($1.6 million). In addition, we have recognized expenses of approximately $4.1 million start-up costs related to the Mexican facility, predominately recorded within corporate expenses.

        Interest expense and other increased by $11.9 million, or 70.5%, to $28.9 million for the fiscal year ended March 31, 2010 compared to $16.9 million for the prior year. During fiscal 2010, the Company issued $175.0 million in principal amount of 8% Senior Notes due 2017, resulting in additional interest expense of approximately $5.3 million. The initial interest payment on this debt is due May 15, 2010. Fiscal 2010 also included full-year interest expense on our equipment leasing facility representing an additional $4.0 million from fiscal 2009. During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. These instruments resulted in a gain of $1.4 million in fiscal 2009, which is included in interest expense and other. Also during fiscal 2009, the Company paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $0.9 million. Included in interest expense and other is noncash interest expense of $8.1 million and $7.9 million for the fiscal years ended March 31, 2010 and 2009, respectively, of which $6.1 million and $5.8 million, respectively, reflect accretion of interest recognized in accordance with the convertible debt accounting standard.

        The effective tax rate was 32.6% for the fiscal year ended March 31, 2010 and 31.8% for the fiscal year ended March 31, 2009. The increase in the tax rate was primarily due to the lapse of the research and experimentation tax credit as of January 1, 2010.

        Loss from discontinued operations before income taxes was $26.9 million for the fiscal year ended March 31, 2010, which included impairment charges of $19.9 million, compared with a loss from discontinued operations before income taxes of $7.3 million for the fiscal year ended March 31, 2009. Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pre-tax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the carrying value of the business to estimated fair value less cost to sell. Included in the loss from discontinued operations for the fiscal year ended March 31, 2010 is an additional impairment charge of $2.5 million recorded during the first quarter of fiscal 2010. The income tax benefit for discontinued operations was $9.4 million for the fiscal year ended March 31, 2010 compared to a benefit of $2.6 million for the prior year.

Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

	Year Ended March 31,
	2009	2008
	(in thousands)
Net sales	$1,240,378	$1,151,090

Segment operating income	178,882	148,292
Corporate general and administrative expenses	(26,968)	(21,967)

Total operating income	151,914	126,325
Interest expense and other	16,929	19,942
Gain on early extinguishment of debt	(880)	—
Income tax expense	43,124	34,748

Income from continuing operations	92,741	71,635
Loss from discontinued operations, net	(4,745)	(8,468)

Net income	$87,996	$63,167

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

        Cost of sales increased by $55.4 million, or 6.7%, to $877.7 million for the fiscal year ended March 31, 2009 from $822.3 million for the fiscal year ended March 31, 2008. This increase includes the acquisitions noted above, which contributed $17.9 million. Excluding the effects of these acquisitions, gross margin was 28.6% for the fiscal year ended March 31, 2009, compared with 28.4% for the fiscal year ended March 31, 2008. Despite having consistent consolidated gross margin, the gross margin for our Aerospace Systems segment was favorably impacted by contribution from the acquisition of B. & R. Machine & Tool Company and the favorable settlement of a retroactive pricing agreement, whereas the gross margin for our Aftermarket Services segment was negatively impacted by charges due to contract terminations ($1.3 million) and changes in estimate under power-by-the-hour contracts ($1.1 million) as well as losses at our Phoenix APU facility due to cost overruns and excess overhead ($4.8 million) and higher than expected warranty expenses ($0.6 million).

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

        Interest expense and other decreased by $3.0 million, or 15.1%, to $16.9 million for the fiscal year ended March 31, 2009 compared to $19.9 million for the prior year. During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. These instruments resulted in a gain of $1.4 million in fiscal 2009, which is included in interest expense and other. In addition to this gain, the decrease in interest expense was impacted by declining interest rates. Also during fiscal 2009, the Company paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes, resulting in a gain on early extinguishment of $0.9 million. Included in interest expense and other is non-cash interest expense of $7.9 million and $8.1 million for the fiscal years ended March 31, 2009 and 2008, respectively, of which $5.8 million and $6.5 million, respectively, reflect accretion of interest recognized in accordance with the convertible debt accounting standard.

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

Business Segment Performance

        We are a major supplier to the aerospace industry and have two operating segments: (i) Triumph Aerospace Systems Group and (ii) Triumph Aftermarket Services Group. Our Aerospace Systems segment includes 39 operating locations, and the Aftermarket Services segment includes 15 operating locations at March 31, 2010. The results of operations between our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerospace Systems segment generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Aerospace Systems segment.

        The Aerospace Systems segment consists of the Company's operations which manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also design and manufacture composite assemblies for floor panels, environmental control system ducts, non-structural cockpit components and thermal acoustic insulation systems. These products are sold to various aerospace OEMs on a global basis.

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

        We currently generate a majority of our revenue from clients in the commercial aerospace industry, the military, the business jet and the regional airline industry. Our growth and financial results are largely dependent on continued demand for our products and services from clients in these industries. If any of these industries experiences a downturn, our clients in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment.

The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Year Ended March 31,
	2010	2009	2008
Aerospace Systems
Commercial aerospace	35.4%	28.3%	30.7%
Military	34.8%	33.0%	29.5%
Regional	3.1%	5.3%	4.2%
Business Jets	4.6%	7.9%	8.1%
Non-aviation	4.7%	5.1%	6.2%

Total Aerospace Systems net sales	82.6%	79.6%	78.7%
Aftermarket Systems
Commercial aerospace	13.0%	14.4%	13.7%
Military	2.5%	3.3%	3.3%
Regional	0.5%	0.6%	0.9%
Business Jets	0.7%	0.9%	0.7%
Non-aviation	0.7%	1.2%	2.7%

Total Aftermarket Services net sales	17.4%	20.4%	21.3%

Total Consolidated net sales	100.0%	100.0%	100.0%

        The decline in our percentage of net sales to the Business jet and Regional jet markets is due to the overall economic conditions and the Commercial aerospace end market was impacted by major program delays in fiscal 2010, as well as continued growth in the Military end market. Sales to the Commercial aerospace end market were negatively impacted in fiscal 2009 by the Boeing strike.

Business Segment Performance—Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

	Year Ended March 31,			% of Total Sales
			% Change
	2010	2009		2010	2009
	(in thousands)
NET SALES
Aerospace Systems	$1,073,494	$988,359	8.6%	82.9%	79.7%
Aftermarket Services	224,991	254,638	(11.6)%	17.4%	20.5%
Elimination of inter-segment sales	(3,705)	(2,619)	41.5%	(0.3)%	(0.2)%

Total net sales	$1,294,780	$1,240,378	4.4%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2010	2009		2010	2009
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$170,457	$168,006	1.5%	15.9%	17.0%
Aftermarket Services	11,109	10,876	2.1%	4.9%	4.3%
Corporate	(26,285)	(26,968)	(2.5)%	N/A	N/A

Total segment operating income	$155,281	$151,914	2.2%	12.0%	12.2%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $85.1 million, or 8.6%, to $1.07 billion for the fiscal year ended March 31, 2010 from $988.4 million for the fiscal year ended March 31, 2009. The fiscal 2009 acquisitions contributed $123.0 million of increased net sales. Organic sales decreased by $37.8 million due to declines in the business jet and regional jet markets due to the overall economic conditions and major program delays, however, the prior year period sales were negatively impacted by the Boeing strike.

        Aerospace Systems segment operating income increased by $2.5 million, or 1.5%, to $170.5 million for the fiscal year ended March 31, 2010 from $168.0 million for the fiscal year ended March 31, 2009. Operating income increased primarily due to margins attained on increased sales, including the contribution from the above-mentioned acquisitions, as well as decreases in litigation expenses ($0.9 million) and bad debt expenses ($2.3 million), partially offset by increases in depreciation and amortization ($6.0 million) primarily associated with the fiscal 2009 acquisitions.

        Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.9% for the fiscal year ended March 31, 2010 as compared with 17.0% for the fiscal year ended March 31, 2009, due to the decrease in gross margin.

        Aftermarket Services:    The Aftermarket Services segment net sales decreased by $29.6 million, or 11.6%, to $225.0 million for the fiscal year ended March 31, 2010 from $254.6 million for the fiscal year ended March 31, 2009. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

        Aftermarket Services segment operating income increased by $0.2 million, or 2.1%, to $11.1 million for the fiscal year ended March 31, 2010 from $10.9 million for the fiscal year ended March 31, 2009. Despite decreased sales volume as described above, operating income increased primarily due to charges recorded in the fiscal year ended March 31, 2009 for cost overruns and excess overhead at our Phoenix APU operations, contract terminations and changes in estimate under power-by-the hour ("PBH") contracts, offset by $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in fiscal 2010. While the results of our Phoenix APU operations continue to improve, operating margins continued to be dilutive to the segment's results.

        Aftermarket Services segment operating income as a percentage of segment sales increased to 4.9% for the fiscal year ended March 31, 2010 as compared with 4.3% for the fiscal year ended March 31, 2009, due to a decline in sales volume offset by improved results at the Phoenix APU operations.

Business Segment Performance—Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

	Year Ended March 31,			% of Total Sales
			% Change
	2009	2008		2009	2008
	(in thousands)
NET SALES
Aerospace Systems	$988,359	$907,376	8.9%	79.7%	78.8%
Aftermarket Services	254,638	246,609	3.3%	20.5%	21.4%
Elimination of inter-segment sales	(2,619)	(2,895)	(9.5)%	(0.2)%	(0.2)%

Total net sales	$1,240,378	$1,151,090	7.8%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2009	2008		2009	2008
	(in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$168,006	$124,812	34.6%	17.0%	13.8%
Aftermarket Services	10,876	23,480	(53.7)%	4.3%	9.5%
Corporate	(26,968)	(21,967)	22.8%	n/a	n/a

Total segment operating income	$151,914	$126,325	20.3%	12.2%	11.0%

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $81.0 million, or 8.9%, to $988.4 million for the fiscal year ended March 31, 2009 from $907.4 million for the fiscal year ended March 31, 2008. The increase was primarily due to organic sales growth to our OEM customers of $44.0 million driven by increased aircraft build rates and by a favorable settlement of a retroactive pricing agreement, negatively impacted by the Boeing strike and major program delays (particularly in the 787 and 747-8 programs). The net sales contributed from the fiscal 2009 acquisitions and the fiscal 2008 acquisition of B. & R. Machine & Tool Corp. (now Triumph Structures—Long Island) of $37.0 million accounted for the remaining increase.

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

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $8.0 million, or 3.3%, to $254.6 million for the fiscal year ended March 31, 2009 from $246.6 million for the fiscal year ended March 31, 2008. This increase was due to increased market penetration in the repair and overhaul of auxiliary power units and thrust reversers primarily at our Thailand repair and maintenance facility. These increases were offset by decreased fleet utilization by customers under PBH contracts impacting revenue by approximately $3.1 million.

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

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2010, we generated approximately $169.6 million of cash flow from operating activities, used approximately $62.5 million in investing activities and generated approximately $35.3 million in financing activities.

        Cash flows from operations for the fiscal year ended March 31, 2010 increased $34.7 million, or 25.7%, from the fiscal year ended March 31, 2009. Our cash flows from operations increased despite a decrease of $20.2 million in net income, which included $5.8 million in additional non-cash charges for depreciation and amortization due to the fiscal 2009 acquisitions and $19.9 million in impairment charges within discontinued operations during the fiscal year ended March 31, 2010. The increase in cash flows resulted from continued improvements in our inventory management resulting in a source of cash of $30.2 million as compared to the use of cash of $7.7 million in the prior year period.

        On August 17, 2009, we amended the existing amended and restated credit agreement (the "Credit Facility") with our lenders to (i) increase the availability under the Credit Facility to $485.0 million from $370.0 million, (ii) extend the maturity date to January 31, 2013 and (iii) amend certain other terms and covenants. As of March 31, 2010, $478.9 million was available under our Credit Facility. On March 31, 2010, no borrowings and $6.1 million in letters of credit were outstanding under the Credit Facility. Amounts repaid under the Credit Facility may be reborrowed.

        In November 2009, the Company issued $175.0 million principal amount of 8% Senior Subordinated Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at 98.558% of principal amount for net proceeds of $172.5 million, and have an effective interest rate of 8.25%. Interest on the 2017 Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.4 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

        In the fourth quarter of fiscal 2010, we acquired Fabritech, Inc. (now Triumph Fabrications—St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments—Burbank), collectively the "fiscal 2010 acquisitions." The total cash paid at closing for the fiscal 2010 acquisitions of $23.2 million was funded by cash from operations. The fiscal 2010 acquisitions provide for deferred and contingent payments of $0.1 million and $16.0 million, respectively. The fair value of the contingent payments is $10.6 million as of March 31, 2010.

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

        In August 2008, we entered into a receivable securitization facility (the "Securitization Facility"). Under the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2010, the maximum amount available under the Securitization Facility was $123.5 million. The Securitization Facility is due to expire in August 2010 and is subject to annual renewal through August 2013. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.85% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2010, there was $75.0 million outstanding under the Securitization Facility included in the current portion of long-term debt on the consolidated balance sheet, representing the minimum borrowing requirement. We use this facility because it offers an attractive interest rate relative to other financing sources. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under the Transfers and Servicing topic of the ASC. The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

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

        Effective April 1, 2009, we adopted the convertible debt accounting standard, which requires retrospective application. The convertible debt accounting standard requires separately accounting for the liability and equity components of the Notes in a manner that reflects our nonconvertible debt borrowing rate when interest and amortization expense is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. This change in accounting for the Notes has been applied to our consolidated financial statements on a retrospective basis, as required by the standard. For more details on the impact of this change on our consolidated financial statements, see Note 2 to the consolidated financial statements. As of March 31, 2009, the remaining discount of $15.9 million will be amortized on the effective interest method through October 1, 2011.

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

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's stock for the fiscal years ended March 31, 2010 and March 31, 2009 was $46.68 and $46.49, respectively. Therefore, no additional shares were included in the diluted earnings per share calculations for those fiscal years. The average price of the Company's stock for the fiscal year ended March 31, 2008 was $68.95. Accordingly, 777,059 additional shares were included in the diluted earnings per share calculation.

        If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

        During fiscal 2010, the Company paid $4.0 million to purchase $4.2 million in principal on the Notes, resulting in a reduction in the carrying amount of the Notes of $3.8 million and a gain on extinguishment of less than $0.1 million. During fiscal 2009, we paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes, resulting in a reduction in the carrying amount of the Notes of $16.3 million and a gain on early extinguishment of $0.9 million.

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

        At March 31, 2010, there were no borrowings and $6.1 million in letters of credit outstanding under the Credit Facility. At March 31, 2009, there were $127.7 million in borrowings and $5.6 million in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. The Company is currently in compliance with all such covenants. As of March 31, 2010, the Company had borrowing capacity under the Credit Facility of $478.9 million, after reductions for borrowings and letters of credit outstanding.

        Capital expenditures were approximately $31.7 million for the fiscal year ended March 31, 2010 primarily for manufacturing machinery and equipment. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures to be approximately $50.0 million for our fiscal year ending March 31, 2011. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities. During the same period, we anticipate approximately $2.5 million of start-up costs related to the Mexican facility which is in addition to our investment in capital and infrastructure.

        Our expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt principal(1)	$517,685	$91,929	$206,549	$22,750	$196,457
Debt-interest(2)	137,504	23,137	41,435	31,555	41,377
Operating leases	51,710	12,308	16,060	10,855	12,487
Contingent payments(3)	41,242	10,000	24,013	7,229	—
Purchase obligations	301,738	258,179	42,873	569	117

Total	$1,049,879	$395,553	$330,930	$72,958	$250,438

(1)
Included in the Company's consolidated balance sheet at March 31, 2010, plus discounts on Convertible Senior Subordinated Notes and the 2017 Notes of $9.5 million and $2.4 million, respectively, being amortized to expense through September 2011 and November 2017, respectively.

(2)
Includes fixed-rate interest only.

(3)
Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

        The above table excludes unrecognized tax benefits of $4.4 million as of March 31, 2010 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

        The table also excludes our pension benefit obligations. We made contributions to our union pension plans of $1.5 million and $0.3 million in fiscal 2010 and 2009, respectively. We expect to make contributions of $3.2 million to our employee benefit plans during fiscal 2011. As of March 31, 2010, our defined benefit pension plans are frozen. See Note 14, "Employee Benefit Plans" of our Consolidated Financial Statements for a further discussion of our pension and other employee benefit plans.

        In March 2010, we entered into definitive agreement to purchase Vought from TC Group ("Carlyle") for cash and stock consideration. The purchase consideration to Vought shareholders includes $525.0 million of cash and, subject to certain adjustments, approximately 7.9 million shares of our common stock. The cash portion of the merger consideration is fixed. The stock portion of the merger consideration will not be adjusted to reflect changes to Triumph's stock price prior to closing of the merger. The stock portion of the merger consideration will be decreased by approximately 3,360 shares for each day prior to July 1, 2010 that the merger is completed and increased by approximately 3,360 shares for each day after July 1, 2010 that the merger is completed. The stock portion of the merger consideration will also be reduced for expenses of Vought that Triumph pays in connection with completing the merger. We will also assume Vought's debt, which was $592.2 million as of March 31, 2010. The cash portion of the acquisition, as well as the repayment of Vought's assumed debt is expected to be funded through a combination of cash-on-hand, borrowing under our existing amended and restated credit agreement (the "Credit Facility") and the issuance of senior notes in the capital markets. In anticipation of the merger, we have obtained a commitment letter, which provides us up to $1.1 billion in debt financing necessary to consummate the merger that may be used for funding in the event the transaction closes prior to obtaining permanent financing in the capital markets.

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

        On May 10, 2010, the Company entered into a $535.0 million revolving credit facility, subject to the closing of the Vought acquisition. This revolving credit facility will be available to partially fund the Vought acquisition and refinance any existing obligations under our existing Credit Facility, with a maturity date four years from the closing of the Vought acquisition.

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

        The Company's operating segments of Aerospace Systems and Aftermarket Services are also the reporting units under ASC 350, Intangibles—Goodwill and Other. The Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer comprise the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components under ASC 350. The operating units, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

        ASC 350 requires a two-step impairment test for goodwill and intangible assets with indefinite lives. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

        We completed our required annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment. Our methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

        In fiscal 2010, we conducted additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions in our goodwill valuation test. We reviewed the Aftermarket Services reporting unit since it had significant changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. Based upon our additional analysis, it was determined that there was no impairment to be recognized, however, the fair value of our Aftermarket Services reporting unit was not substantially in excess of its carrying amount, as the fair value exceeded the carrying value by approximately 5%. The amount of goodwill for our Aftermarket Services reporting unit amounted to $74.1 million at March 31, 2010. Going forward, we will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.

        In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred during the fiscal years ended March 31, 2010, 2009 or 2008.

        Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2010, 2009 and 2008, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.

Recently Issued Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-1, which amends Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which primarily were codified into ASC 820, Fair Value Measurements and Disclosures ("ASC 820") and delayed the effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis. The nonfinancial assets and nonfinancial liabilities for which the Company had previously not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The adoption had no impact on the Company's financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a recurring basis at March 31, 2009.

        In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which primarily was codified into ASC 820. The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have any effect on our financial position or results of operations.

        In December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which primarily was codified into ASC 715, Compensation and Benefits. This FSP amends SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP was effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The required disclosures under the FSP have been included in Note 14 of "Notes to Consolidated Financial Statements."

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which was primarily codified into ASC 825, Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended December 31, 2009 and the adoption of this FSP did not have a material effect on its disclosures.

        Effective April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations ("SFAS 141(R)") which was primarily codified into ASC 805, Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which was primarily codified into ASC 810, Consolidations. SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, including without limitation Vought, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers, the risk that we will not realize all of the anticipated benefits from the acquisition of Vought as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2010, approximately 85% of our debt is fixed rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed rate debt. We anticipate that our fixed rate debt may continue exceed 75% of our total debt during fiscal 2011. In March 2008, the Company entered into a thirty-nine month interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $85.0 million of the Company's variable rate debt. The Company utilizes the swap to provide protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating rate (30-day LIBOR) and the fixed rate (2.925%) will be reflected as an adjustment to interest expense in the period incurred. In December 2009, the Company elected to de-designate the interest rate swap as a hedge. For the fiscal year ended March 31, 2010, $2.3 million of losses were reclassified into earnings from accumulated other comprehensive income. The Company estimates that $2.1 million of losses presently in accumulated other comprehensive income will be reclassified into earnings during fiscal year 2011. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2010. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at March 31, 2010.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$16,929	$195,395	$11,154	$11,473	$11,277	$194,289	$440,517
Weighted average interest rate (%)	5.31	5.98	7.39	7.56	7.70	7.56
Variable rate cash flows (in thousands)	$75,000	—	—	—	—	$2,168	$77,168
Weighted average interest rate (%)	2.94	—	—	—	—	2.50

        There are no other significant market risk exposures.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for collateral assignment split-dollar life insurance agreements as of April 1, 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 14, 2010

TRIUMPH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$157,218	$14,478
Accounts receivable, less allowance for doubtful accounts of $4,276 and $5,641	214,497	209,463
Inventories	363,925	389,348
Rotable assets	25,587	25,652
Assets held for sale	5,051	27,695
Deferred income taxes	7,616	1,727
Prepaid income taxes	2,005	4,434
Prepaid expenses and other	8,834	6,021

Total current assets	784,733	678,818
Property and equipment, net	327,634	332,467
Goodwill	502,074	459,541
Intangible assets, net	79,844	108,350
Other, net	18,392	12,031

Total assets	$1,712,677	$1,591,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,859	$103,711
Accrued expenses	111,266	109,580
Liabilities related to assets held for sale	899	4,283
Current portion of long-term debt	91,929	89,085

Total current liabilities	296,953	306,659
Long-term debt, less current portion	413,851	370,311
Income taxes payable, noncurrent	4,240	2,917
Deferred income taxes, noncurrent	113,640	108,413
Other noncurrent liabilities	23,307	14,344
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 16,817,931 and 16,763,984 shares issued, 16,673,254 and 16,589,567 outstanding	17	16
Capital in excess of par value	314,870	311,434
Treasury stock, at cost, 144,677 and 174,417 shares	(7,921)	(9,785)
Accumulated other comprehensive income (loss)	705	(2,233)
Retained earnings	553,015	489,131

Total stockholders' equity	860,686	788,563

Total liabilities and stockholders' equity	$1,712,677	$1,591,207

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended March 31,
	2010	2009	2008
Net sales	$1,294,780	$1,240,378	$1,151,090
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	927,211	877,744	822,288
Selling, general and administrative	157,870	162,109	159,262
Depreciation and amortization	54,418	48,611	43,215

	1,139,499	1,088,464	1,024,765

Operating income	155,281	151,914	126,325
Interest expense and other	28,865	16,929	19,942
Gain on early extinguishment of debt	(39)	(880)	—

Income from continuing operations before income taxes	126,455	135,865	106,383
Income tax expense	41,167	43,124	34,748

Income from continuing operations	85,288	92,741	71,635
Loss from discontinued operations, net	(17,526)	(4,745)	(8,468)

Net income	$67,762	$87,996	$63,167

Earnings per share—basic:
Income from continuing operations	$5.18	$5.66	$4.34
Loss from discontinued operations, net	(1.06)	(0.29)	(0.51)

Net income	$4.12	$5.37	$3.83

Weighted-average common shares outstanding—basic	16,459	16,384	16,497

Earnings per share—diluted:
Income from continuing operations	$5.12	$5.59	$4.08
Loss from discontinued operations, net	(1.05)	(0.29)	(0.48)

Net income	$4.07	$5.30	$3.60

Weighted-average common shares outstanding—diluted	16,666	16,584	17,540

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2007	16,469,617	$16	$297,945	$—	$(120)	$347,336	$645,177
Net income						63,167	63,167
Foreign currency translation adjustment	—	—	—	—	2,731	—	2,731
Pension liability adjustment, net of income tax benefit of $396	—	—	—	—	674	—	674
Reclassification adjustment for realized gain on securities, net of income tax benefit of $196	—	—	—	—	(335)	—	(335)

Total comprehensive income							66,237

Adoption of FIN 48	—	—	—	—	—	(291)	(291)
Purchase of 220,000 shares of common stock	(220,000)	—	—	(12,342)	—	—	(12,342)
Exercise of stock options	170,943	—	5,431	339	—	—	5,770
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,661)	(2,661)
Share-based compensation	96,814	—	2,809	—	—	—	2,809
Excess tax benefit from exercise of stock options	—	—	1,737	—	—	—	1,737

Balance at March 31, 2008	16,517,374	16	307,922	(12,003)	2,950	407,551	706,436
Net income	—	—	—	—	—	87,996	87,996
Foreign currency translation adjustment	—	—	—	—	(2,927)	—	(2,927)
Pension liability adjustment, net of income tax expense of $253	—	—	—	—	(431)	—	(431)
Change in fair value of interest rate swap, net of income tax benefit of $1,073	—	—	—	—	(1,825)	—	(1,825)

Total comprehensive income							82,813

Adoption of EITF 06-10 and other	—	—	—	—	—	(2,965)	(2,965)
Gain on early extinguishment of debt	—	—	362	—	—	(85)	277
Exercise of stock options	37,333	—	(275)	2,218	—	(714)	1,229
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,652)	(2,652)
Share-based compensation	34,860	—	3,180	—	—	—	3,180
Excess tax benefit from exercise of stock options	—	—	245	—	—	—	245

Balance at March 31, 2009	16,589,567	16	311,434	(9,785)	(2,233)	489,131	788,563
Net income	—	—	—	—	—	67,762	67,762
Foreign currency translation adjustment	—	—	—	—	2,215		2,215
Pension liability adjustment, net of income taxes of $10	—	—	—	—	(17)		(17)
Change in fair value of interest rate swap, net of income taxes of $221.	—	—	—	—	740		740

Total comprehensive income							70,700

Gain on early extinguishment of debt	—	—	11	—	—	(39)	(28)
Exercise of stock options	41,611	—	—	2,334	—	(1,173)	1,161
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,666)	(2,666)
Share-based compensation	53,947	1	3,219	—	—	—	3,220
Withholding of restricted shares for minimum tax obligation	(11,871)	—	—	(470)	—	—	(470)
Excess tax benefit from exercise of stock options	—	—	206	—	—	—	206

Balance at March 31, 2010	16,673,254	$17	$314,870	$(7,921)	$705	$553,015	$860,686

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended March 31,
	2010	2009	2008
Operating Activities
Net income	$67,762	$87,996	$63,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,418	48,611	43,215
Gain on early extinguishment of debt	(39)	(880)	—
Accretion of debt discount	6,196	6,207	5,852
Other amortization included in interest expense	1,951	1,685	2,289
Provision for doubtful accounts receivable	773	2,406	1,643
Provision for deferred income taxes	7,524	12,786	5,967
Employee stock compensation	3,220	3,180	2,809
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(6,172)	10,478	(36,112)
Inventories	30,192	(7,719)	(46,950)
Rotable assets	65	(2,260)	(13,350)
Prepaid expenses and other current assets	(3,822)	1,066	591
Accounts payable, accrued expenses and income taxes payable	(15,742)	(23,467)	21,665
Changes in discontinued operations	21,773	(3,236)	(3,913)
Other	1,549	(1,856)	(1,148)

Net cash provided by operating activities	169,648	134,997	45,725

Investing Activities
Capital expenditures	(31,665)	(45,421)	(56,971)
Proceeds from sale of property & equipment	615	881	5,698
Cash used for businesses and intangible assets acquired	(31,493)	(141,073)	(68,527)

Net cash used in investing activities	(62,543)	(185,613)	(119,800)

Financing Activities
Net (decrease) increase in revolving credit facility	(127,730)	(66,020)	92,950
Proceeds from issuance of long-term debt	172,988	78,282	161
Proceeds from equipment leasing facility and other capital leases	13,942	58,734	—
Retirement of debt and capital lease obligations	(13,811)	(16,521)	(5,775)
Payment of deferred financing cost	(8,344)	(1,187)	(72)
Dividends paid	(2,666)	(2,652)	(2,661)
Purchase of treasury stock	—	—	(12,342)
Withholding of restricted shares for minimum tax obligation	(470)	—	—
Proceeds from exercise of stock options, including excess tax benefit of $206, $245, and $1,737 in 2009, 2008, and 2007	1,367	1,474	7,507

Net cash provided by financing activities	35,276	52,110	79,768

Effect of exchange rate changes on cash	359	(754)	802

Net change in cash and cash equivalents	142,740	740	6,495
Cash and cash equivalents at beginning of year	14,478	13,738	7,243

Cash and cash equivalents at end of year	$157,218	$14,478	$13,738

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

        The Aerospace Systems segment consists of the Company's operations which manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also design and manufacture composite assemblies for floor panels, environmental control system ducts, non-structural cockpit components and thermal acoustic insulation systems. These products are sold to various aerospace OEMs on a global basis.

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

        Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

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

Goodwill and Intangible Assets

        The Company accounts for purchased goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

        The Company's operating segments of Aerospace Systems and Aftermarket Services are also the reporting units. The Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer comprise the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components. The operating units, for which discrete financial information exists, are

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

        In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. We completed our required annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment. Our methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of our reporting units. In the event that valuations in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. Any such impairment would be recognized in full in the reporting period in which it has been identified. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2010, 2009 and 2008 and determined that there was no impairment.

        Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2010, 2009 and 2008, exclusive of the charges recorded in connection with

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discontinued operations, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.

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

Research and Development Expense

        Research and development expense was approximately $25,670, $21,001 and $9,883 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

        The determination of the functional currency for Triumph's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries, Triumph Logistics (UK) Ltd. and Triumph Aviation Services-Asia, is the U.S. dollar since that is the currency in which those entities primarily generate and expend cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income. At March 31, 2010 and 2009, accumulated comprehensive income resulting from foreign currency translation was $4,399 and $2,184, respectively. Gains and losses arising from foreign currency transactions of these subsidiaries are included in net income.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities.

Adjustments to Consolidated Financial Statements

        The accompanying consolidated financial statements have been adjusted for the retrospective application of the convertible debt accounting standard, which became effective for the Company on April 1, 2009. The financial information contained in the consolidated financial statements and accompanying notes to the consolidated financial statements reflect only the adjustments described below related to the retrospective application of the convertible debt accounting standard.

        Effective April 1, 2009, the Company adopted the convertible debt accounting standard. Early adoption was not permitted; however, once adopted the convertible debt accounting standard requires retrospective application. The convertible debt accounting standard changes the balance sheet classification of a component of the Convertible Senior Subordinated Notes between equity and debt, and results in additional non-cash interest expense recognized in the statement of income. Capital in excess of par has been increased by $19.8 million as of September 30, 2007, to reflect the cumulative effect of the change in accounting principle to all prior periods.

        The following tables set forth the effect of the retrospective application of the convertible debt accounting standard on certain reported line items:

	Years ended March 31,
	2009		2008
	As previously reported	As adjusted	As previously reported	As adjusted
Consolidated Statements of Income
Interest expense and other	$11,096	$16,929	$13,422	$19,942
Gain on early extinguishment of debt	(2,580)	(880)	—	—
Income tax expense	45,586	43,124	37,161	34,748
Net income	$93,067	$87,996	$67,274	$63,167
Net income per share:
Basic	$5.68	$5.37	$4.08	$3.83
Diluted	$5.61	$5.30	$3.84	$3.60

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	March 31, 2009
	As previously reported	As adjusted
Consolidated Balance Sheets
Assets
Other assets, net	$13,731	$12,031
Total assets	$1,592,907	$1,591,207

Liabilities and Stockholders' Equity
Liabilities
Long-term debt, less current portion	$386,219	$370,311
Deferred income taxes other	117,462	122,757
Stockholders' Equity
Capital in excess of par	291,304	311,434
Retained earnings	500,348	489,131
Total stockholders' equity	779,650	788,563
Total liabilities and stockholders' equity	$1,592,907	$1,591,207

	Years ended March 31,
	2009		2008
	As previously reported	As adjusted	As previously reported	As adjusted
Consolidated Statements of Cash Flows
Net income	$93,067	$87,996	$67,274	$63,167
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(2,580)	(880)	—	—
Accretion of discount on convertible debt	—	6,207	—	5,852
Other amortization included in interest expense	2,059	1,685	1,621	2,289
Provision for deferred income taxes	15,248	12,786	8,380	5,967
Net cash provided by operating activities	134,997	134,997	45,725	45,725

Net change in cash and cash equivalents	740	740	6,495	6,495
Cash and cash equivalents at beginning of year	13,738	13,738	7,243	7,243

Cash and cash equivalents at end of year	$14,478	$14,478	$13,738	$13,738

Recently Issued Accounting Pronouncements

        In February 2008, the FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements ("SFAS 157") to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which primarily were codified into ASC 820, Fair Value Measurements and Disclosures and delayed the

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective date of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities until April 1, 2009 for the Company, except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis. The nonfinancial assets and nonfinancial liabilities for which the Company had previously not applied the fair value provisions of SFAS 157 include: goodwill; intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The adoption had no impact on the Company's financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a recurring basis at March 31, 2009.

        In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which primarily was codified into ASC 820. The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have any effect on our financial position or results of operations.

        In December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which primarily was codified into ASC 715, Compensation and Benefits. This FSP amends SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The required disclosures under the FSP have been included in Note 14.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which was primarily codified into ASC 825, Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended December 31, 2009 and the adoption of this FSP did not have a material effect on its disclosures.

        Effective April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations ("SFAS 141(R)") which was primarily codified into ASC 805, Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which was primarily codified into ASC 810, Consolidations. SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company's consolidated financial statements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company utilizes recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years 2010, 2009, and 2008 was $3,220, $3,180 and $2,809, respectively. The benefits of tax deductions in excess of recognized compensation expense were $206, $245 and $1,737 for fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (See Note 15 for further details.)

Subsequent Events

        The Company has evaluated all subsequent events through the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the consolidated financial statements. There were no subsequent events which required recognition or disclosure.

3. ACQUISITIONS

        In March 2010, we entered into a definitive agreement to purchase Vought Aircraft Industries, Inc. ("Vought") from TC Group, L.L.C. ("Carlyle") for cash and stock consideration. The purchase consideration to Vought shareholders includes $525,000 of cash and, subject to certain adjustments, approximately 7.9 million shares of our common stock. The cash portion of the merger consideration is fixed. The stock portion of the merger consideration will not be adjusted to reflect changes to Triumph's stock price prior to closing of the merger. The stock portion of the merger consideration will be decreased by approximately 3,360 shares for each day prior to July 1, 2010 that the merger is completed and increased by approximately 3,360 shares for each day after July 1, 2010 that the merger is completed. The stock portion of the merger consideration will also be reduced for expenses of Vought that Triumph pays in connection with completing the merger. We will also assume Vought's debt, which was $592,200 as of March 31, 2010. The cash portion of the acquisition, as well as the repayment of Vought's assumed debt is expected to be funded through a combination of cash-on-hand, borrowing under our existing amended and restated credit agreement (the "Credit Facility") and the issuance of senior notes in the capital markets. In anticipation of the merger, we have obtained a commitment letter, which provides us up to $1,085,000 in debt financing necessary to consummate the merger that may be used for funding in the event the transaction closes prior to obtaining permanent financing in the capital markets. During fiscal 2010, the Company incurred $1,114 in acquisition-related costs recorded in selling, general and administrative expenses in the accompanying statement of income.

        Vought is a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Vought's customer base is comprised of the leading global aerospace OEMs and over 80% of its revenue is from sole source, long-term contracts. Vought's revenues for the year ended December 31, 2009 were $1.9 billion and they employed approximately 5,900 people.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        Following the closing of the Vought acquisition, Carlyle will own approximately 31% of the outstanding stock of Triumph and will be subject to certain lock up provisions. The transaction is subject to customary closing conditions including regulatory approvals and approval of Triumph shareholders and is expected to be completed in July 2010. The acquired business will operate as Triumph Aerostructures—Vought Aircraft Division, LLC.

FISCAL 2010 ACQUISITIONS

Acquisition of DCL Avionics, Inc.

        Effective January 29, 2010, our wholly-owned subsidiary Triumph Instruments—Burbank, Inc. acquired the assets and business of DCL Avionics, Inc. ("DCL"). DCL operated a Federal Aviation Administration ("FAA") approved avionics repair station and components dealership. DCL provides Triumph Instruments—Burbank, Inc. with additional capacity as well as a strategic location on the Van Nuys, California, airport. The results for Triumph Instruments—Burbank, Inc. continue to be included in the Company's Aftermarket Services segment.

Acquisition of Fabritech, Inc.

        Effective March 1, 2010, the Company acquired all of the outstanding shares of Fabritech, Inc. ("Fabritech"), renamed Triumph Fabrications—St. Louis, Inc. Triumph Fabrications—St. Louis, Inc. is a component manufacturer and repair station for critical military rotary-wing platforms. Fabritech provides the Company with high-end maintenance and manufactured solutions focused on aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. The results for Triumph Fabrications—St. Louis, Inc. are included in the Company's Aftermarket Services segment.

        The acquisitions of DCL and Fabritech are herein referred to as the "fiscal 2010 acquisitions." The combined purchase price for the fiscal 2010 acquisitions of $33,802 includes cash paid at closing, deferred payments and estimated contingent payments. The estimated contingent payments represent an earnout note contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 are $6,400, $5,000 and $4,600, respectively. The estimated fair value of the earnout note is $10,500, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $22,279 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at approximately $4,100 with a weighted-average life of 10.0 years. The Company is awaiting final appraisal of tangible and intangible assets related to the fiscal 2010 acquisitions. Accordingly, the Company has recorded its best estimate of the value of intangible assets, property and equipment and contingent consideration. Therefore, the allocation of purchase price for the fiscal 2010 acquisitions is not complete.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the fiscal 2010 acquisitions:

Cash	$532
Accounts receivable	640
Inventory	6,738
Prepaid expenses and other	68
Property and equipment	1,560
Goodwill	22,279
Intangible assets	4,100

Total assets	$35,917

Accounts payable	$304
Accrued expenses	1,811

Total liabilities	$2,115

        The fiscal 2010 acquisitions have been accounted for under the acquisition method and, accordingly, are included in the consolidated financial statements from the effective date of acquisition. The fiscal 2010 acquisitions were funded by the Company's cash and cash equivalents at the date of acquisition. The Company incurred $406 in acquisition-related costs in connection with the fiscal 2010 acquisitions recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.

FISCAL 2009 ACQUISITIONS

Acquisition of Merritt Tool Company, Inc.

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

        The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the "fiscal 2009 acquisitions." The combined purchase price of the fiscal 2009 acquisitions of $152,741 includes cash paid at closing, estimated deferred payments and direct costs of the transactions. Included in the deferred payments are delayed payments of $2,270 paid in March 2010 and $1,507 payable in September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which are contingent upon the achievement of specified earnings levels during the earnout period and another $10,000 that is contingent upon entering into a specific customer contract. The maximum amounts payable in respect of fiscal 2010, 2011, 2012 and 2013, respectively, are $2,322, $4,598, $5,426 and $2,629. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid. The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $95,072 was recorded as goodwill, $65,388 of which is tax-deductible. The Company has also identified intangible assets valued at approximately $27,113 comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.8 years. During fiscal 2010, the Company finalized the purchase price allocation for the fiscal 2009 acquisitions as a result of receiving the final appraisals of tangible and intangible assets. Based on the revised allocations, an additional $2,295 and $21,812 was allocated to property and equipment and goodwill, respectively; and intangible assets were reduced by $18,353.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for fiscal 2009 acquisitions:

Cash	$5,182
Accounts receivable	13,907
Inventory	26,037
Prepaid expenses and other	1,952
Deferred tax asset	2,592
Property and equipment	18,389
Goodwill	95,072
Intangible assets	27,113

Total assets	$190,244

Accounts payable	$9,707
Accrued expenses	24,984
Other current liabilities	108
Other long-term liabilities	2,704

Total liabilities	$37,503

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

        The purchase price for B & R of $84,044 included cash paid at closing, estimated deferred payments and direct costs of the transaction. Included in the estimated deferred payments is an earnout note for $13,000. Payments under the earnout note are contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2009, 2010 and 2011 are $3,500, $4,500 and $5,000, respectively, the first installment was paid in fiscal 2010 and the second installment was earned and will be paid in fiscal 2011. The excess of the purchase price over the estimated fair value of the net assets acquired of $47,885 was recorded as goodwill, all of which is tax-deductible. The Company has also identified intangible assets valued at approximately $16,300 with a weighted-average life of 10 years.

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

        The following unaudited pro forma information for the fiscal years ended March 31, 2010 and 2009 have been prepared assuming the fiscal 2010 acquisitions and fiscal 2009 acquisitions had occurred on April 1, 2008. The pro forma information for the fiscal year ended March 31, 2010 is as follows: Net sales: $1,306,867; Income from continuing operations: $83,538; Income per share from continuing operations—basic: $5.08; Income per share from continuing operations—diluted: $5.01. The pro forma information for the fiscal year ended March 31, 2009 is as follows: Net sales: $1,357,828; Income from continuing operations: $94,046; Income per share from continuing operations—basic: $5.74; Income per share from continuing operations—diluted: $5.67.

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

        Due to failed negotiations with certain potential buyers of the business occurring during fiscal 2010, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pretax loss of $17,383 in the third quarter of fiscal 2010. Included in the loss from discontinued operations for the fiscal year ended March 31, 2010 is an impairment charge of $2,512 recorded during the first quarter of fiscal 2010.

        Revenues of discontinued operations were $2,128, $10,433 and $10,913 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The loss from discontinued operations was $17,526, $4,745 and $8,468, net of income tax benefit of $9,376, $2,556 and $4,560 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Interest expense of $2,342, $2,913 and $2,835 was allocated to

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

discontinued operations for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

        For financial statement purposes, the assets, liabilities and results of operations of these businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations and assets and liabilities held for sale.

        Assets and liabilities held for sale are comprised of the following:

	March 31,
	2010	2009
Assets held for sale:
Accounts receivable, net	$1,656	$6,838
Inventories	372	11,763
Property, plant and equipment	3,000	9,062
Other	23	32

Total assets held for sale	$5,051	$27,695

Liabilities held for sale:
Accounts payable	$227	$1,630
Accrued expenses	324	475
Other noncurrent liabilities	348	2,178

Total liabilities held for sale	$899	$4,283

5. INVENTORIES

        Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2010	2009
Raw materials	$51,028	$51,856
Manufactured and purchased components	162,281	142,833
Work-in-process	111,975	113,641
Finished goods	38,641	81,018

Total inventories	$363,925	$389,348

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

6. PROPERTY AND EQUIPMENT

        Net property and equipment at March 31, 2010 and 2009 is:

	March 31,
	2010	2009
Land	$18,258	$18,052
Construction in process	17,438	12,151
Buildings and improvements	139,936	133,055
Machinery and equipment	408,996	390,334

	584,628	553,592
Less accumulated depreciation	256,994	221,125

	$327,634	$332,467

        Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $39,715, $36,836 and $32,779, respectively, which includes depreciation of assets under capital lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2010 and 2009:

	Aerospace Systems	Aftermarket Services	Total
Fiscal 2010
Balance at beginning of year	$405,982	$53,559	$459,541
Goodwill recognized in connection with acquisitions	—	22,279	22,279
Purchase price allocation adjustments	22,749	—	22,749
Effect of exchange rate changes and other	(784)	(1,711)	(2,495)

Balance at end of year	$427,947	$74,127	$502,074

Fiscal 2009
Balance at beginning of year	$330,175	$53,565	$383,740
Goodwill recognized in connection with acquisitions	73,260	—	73,260
Purchase price allocation adjustments	3,518	—	3,518
Effect of exchange rate changes and other	(971)	(6)	(977)

Balance at end of year	$405,982	$53,559	$459,541

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Intangible Assets

        The components of intangible assets, net are as follows:

	March 31, 2010
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Product rights and licenses	11.3 years	$74,082	$(51,762)	$22,320
Noncompete agreements, customer relationships and other	9.6 years	83,606	(26,082)	57,524

Total intangibles, net		$157,688	$(77,844)	$79,844

	March 31, 2009
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Product rights and licenses	11.3 years	$74,082	$(45,079)	$29,003
Noncompete agreements, customer relationships and other	10.1 years	97,476	(18,129)	79,347

Total intangibles, net		$171,558	$(63,208)	$108,350

        Amortization expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $14,703, $11,775 and $10,436, respectively. Amortization expense for the five fiscal years succeeding March 31, 2010 by year is expected to be as follows: 2011: $13,504; 2012: $12,075; 2013: $11,758; 2014: $10,290; 2015: $9,800 and thereafter: $22,416.

        Effective February 9, 2007, the Company, through its Triumph Air Repair subsidiary, included in the Aftermarket Services segment, entered into a software licensing agreement with Honeywell Intellectual Properties, Inc. ("Honeywell"). The agreement grants Triumph a non-exclusive, limited license to access Honeywell proprietary commercial service manuals identified for use on the Boeing 331-250[G] APU installed on the United States Air Force C-17 aircraft. The license expires on September 30, 2013. As consideration, the Company agreed to pay $5,000 inclusive of imputed interest of $529, of which $700, $700 and $700 was paid during fiscal years 2010, 2009 and 2008, respectively. At March 31, 2010, the remaining payable to Honeywell of $1,079 is included in the consolidated balance sheet in accrued expenses and other noncurrent liabilities in the amounts of $556 and $523, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $4,471, which is included in product rights and licenses intangible assets, with a life of 6.7 years. The Company amortized to expense $838, $502 and $671 of this intangible during fiscal years 2010, 2009 and 2008, respectively.

        Effective January 1, 2005, the Company, through its Triumph Gear Systems—Macomb subsidiary, included in the Aerospace Systems segment, entered into an exclusive agreement with General Electric ("GE") to provide the inlet gearbox as well as specific related spare parts for the CFM56 engine program for the life of the program. The Boeing 737 and the Airbus A318, A319, A320, A321 and A340-200/-300 aircraft are the primary platforms for the CFM56 engine. As consideration, the Company agreed to pay an amount of $32,158 for the exclusive right to use certain propriety

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

technology owned by GE, of which $2,572, $10,200, $14,232 and $5,154 was paid during fiscal 2008, 2007, 2006 and fiscal 2005, respectively. As a result of the agreement, the Company recorded an intangible asset in the amount of $32,158, which is included in product rights and licenses intangible assets, with a weighted-average life of 12.1 years. The Company amortized to expense $2,812, $2,810 and $2,814 of this intangible asset during fiscal 2010, 2009 and 2008, respectively.

8. ACCRUED EXPENSES

        Accrued expenses are composed of the following items:

	March 31,
	2010	2009
Accrued compensation	$39,516	$38,592
Deferred revenue	26,222	23,317
Accrued interest	9,371	3,482
Warranty reserve	5,184	5,956
All other	30,973	38,233

Total accrued expenses	$111,266	$109,580

9. LEASES

        At March 31, 2010, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2011—$12,307; 2012—$9,250; 2013—$6,810; 2014—$6,147; 2015: $4,708 and thereafter—$12,487 through 2022. In the normal course of business, operating leases are generally renewed or replaced by other leases.

        At March 31, 2010, future minimum sublease rentals are as follows: 2011—$669; 2012—$685; 2013—$618; 2014—$547; 2015: $557 and thereafter—$1,435 through 2018.

        Total rental expense was $14,954, $14,441 and $14,725 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,
	2010	2009
Convertible senior subordinated notes	$169,584	$167,342
Senior subordinated notes due 2017	172,561	—
Revolving credit facility	—	127,730
Receivable securitization facility	75,000	75,000
Equipment leasing facility	69,560	65,232
Subordinated promissory notes	11,107	16,575
Other debt	7,968	7,517

	505,780	459,396
Less current portion	91,929	89,085

	$413,851	$370,311

Credit Facility

        On August 17, 2009, the Company amended its existing amended and restated credit agreement (the "Credit Facility") with its lenders to (i) increase the availability under the Credit Facility to $485,000 from $370,000, (ii) extend the maturity date to January 31, 2013 and (iii) amend certain other terms and covenants. The Credit Facility bears interest at either: (i) LIBOR plus between 2.25% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility. The commitment fee applicable for any fiscal quarter shall be increased over the amounts set forth above by 15 basis points to the extent the average amounts outstanding in such fiscal quarter is less than or equal to 40% of the availability. The Company's obligations under the Credit Facility are guaranteed by the Company's domestic subsidiaries. In connection with the amendment, the Company incurred $3,946 of bank-related fees. These fees, along with $934 of unamortized debt issuance costs prior to the amendment, are being amortized into expense over the remaining term of the agreement.

        On July 10, 2008, the Company amended the Credit Facility with its lenders, primarily to allow for a receivable securitization facility of up to $125,000 and to amend certain other terms and covenants. Coincident with the amendment, the Company exercised a provision of the Credit Facility to increase the amount available under the Credit Facility to $370,000 from $350,000. On December 22, 2006, the Company amended the Credit Facility with its lenders primarily to eliminate a financial covenant restricting aggregate capital expenditures to 200% of consolidated depreciation expense in any fiscal year. The Company's obligations under the Credit Facility are guaranteed by the Company's subsidiaries. On October 20, 2006, the Company amended the Credit Facility with its lenders to increase the Credit Facility to $350,000 from $250,000, extend the maturity date to June 30, 2011 and amend certain other terms and covenants.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        At March 31, 2010, there were no borrowings and $6,123 in letters of credit outstanding under the Credit Facility. At March 31, 2009, there were $127,730 in borrowings and $5,600 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. The Company is currently in compliance with all such covenants. As of March 31, 2010, the Company had borrowing capacity under the Credit Facility of $478,877 after reductions for borrowings and letters of credit outstanding under the Credit Facility.

Senior Subordinated Notes Due 2017

        On November 16, 2009, the Company issued $175,000 principal amount of 8% Senior Subordinated Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at 98.558% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2017 Notes.

        The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinated to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (defined below), including borrowings under the Company's existing Credit Facility, and pari passu with the Company's and the Guarantor Subsidiaries' existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of our domestic restricted subsidiaries that guarantees any of our debt or that of any of our restricted subsidiaries under our Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of our debt or that of any of our domestic restricted subsidiaries incurred under any credit facility (collectively, the "Guarantor Subsidiaries"), in each case on a senior subordinated basis. If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make them instead.

        The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed plus an applicable premium set forth in the Indenture and accrued and unpaid interest, if any. The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015 and (iii) 100% of the principal amount of the Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest. In addition, at any time prior to November 15, 2012, the Company may redeem up to 35% of the principal amount of the 2017 Notes with the net cash proceeds of qualified equity offerings at a redemption price equal to 108% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2017 Notes (the 'Indenture").

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2010.

        The Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.

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

        Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. This change in accounting for the Notes has been applied to the consolidated financial statements on a retrospective basis. For more details on the impact of this change on the consolidated financial statements, see Note 2. As of March 31, 2010, the remaining discount of $9,466 will be amortized on the effective interest method through October 1, 2011.

        The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance costs of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company's outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company's Credit Facility. The issuance costs have been allocated to the respective liability and equity components, with the liability component recorded as other assets and the equity component recorded as a reduction of equity in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2010.

        During fiscal 2010, the Company paid $3,994 to purchase $4,200 in principal amount of the Notes, resulting in a reduction in the carrying amount of the Notes of $3,830 and a gain on early extinguishment of $39. During fiscal 2009, the Company paid $15,420 to purchase $18,000 of principal on the Notes, resulting in a gain on early extinguishment of $880.

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

        A holder may surrender its Notes for conversion: (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of the Company's common stock on such trading day; (ii) during the five business days immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of a Note for each day of that period was less than 98% of the product of the closing price of the Company's common stock and the conversion rate of the Notes on each such day; (iii) if the Company has called the Notes for redemption; (iv) on the occurrence of a specified corporate transaction as provided in the indenture governing the Notes (i.e., change in control, distribution of rights or warrants to purchase common stock below market value, distribution of assets (including cash) with a per share value exceeding 10% of the market value of common stock); or (v) during the two-month period prior to maturity (starting August 1, 2026). The last reported sale price of the Company's common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        For the periods from October 1, 2007 through December 31, 2007 and January 1, 2008 through March 31, 2008, the Notes were eligible for conversion; however, during this period, none of the Notes were converted. The Company has classified the Notes as long-term as of March 31, 2010.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's common stock for the fiscal years ended March 31, 2010 and March 31, 2009 was $46.68 and $46.49, respectively. Therefore, no additional shares were included in the diluted earnings per share calculations for those fiscal years. The average price of the Company's common stock for the fiscal year ended March 31, 2008 was $68.95. Therefore, 777,059 additional shares were included in the diluted earnings per share calculation.

        If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of its Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Receivable Securitization Program

        In August 2008, the Company entered into a receivable securitization facility (the "Securitization Facility"). In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2010, the maximum amount available under the Securitization Facility was $123,467, secured by $164,075 in accounts receivable. The Securitization Facility is due to expire in August 2010 and is subject to annual renewal through August 2013. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.85% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2010, there was $75,000 outstanding under the Securitization Facility, representing the minimum borrowing requirement. In connection with entering into the Securitization Facility, the Company incurred approximately $823 of costs, which were deferred and are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

        The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

        During March 2009, the Company entered into a 7-year Master Lease Agreement ("Leasing Facility") creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During fiscal 2010, the Company

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

originated additional capital lease financing resulting in proceeds of $13,942. The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company's Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.1% per annum.

        Interest paid on indebtedness during the years ended March 31, 2010, 2009 and 2008 amounted to $16,284, $13,352 and $14,512, respectively.

        As of March 31, 2010, the maturities of long-term debt are as follows: 2011—$91,929; 2012—$195,395; 2013—$11,154; 2014—$11,473; 2015—$11,277; and thereafter—$196,457 through 2020.

11. INCOME TAXES

        The components of income tax expense are as follows:

	Year ended March 31,
	2010	2009	2008
Current:
Federal	$30,095	$26,447	$25,015
State	2,819	2,791	1,530
Foreign	729	1,100	855

	33,643	30,338	27,400
Deferred:
Federal	6,790	11,846	7,085
State	472	940	263
Foreign	262	—	—

	7,524	12,786	7,348

	$41,167	$43,124	$34,748

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.1	1.3	1.3
Miscellaneous permanent items and nondeductible accruals	0.1	0.9	0.2
Research and development tax credit	(2.4)	(2.2)	(1.8)
Foreign tax credits	(0.1)	(1.4)	—
Domestic production tax benefits	(1.9)	(1.3)	(1.3)
Other	(0.9)	(0.5)	(0.5

Effective income tax rate	31.9%	31.8%	32.9%

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$4,217	$4,157
Accounts receivable	1,884	2,263
Accruals and reserves	11,277	9,515
Other	4,709	4,898

	22,087	20,833
Valuation allowance	(351)	(351)

Net deferred tax assets	21,736	20,482

Deferred tax liabilities:
Property and equipment	53,074	50,982
Goodwill and other intangible assets	54,887	53,100
Inventory	3,519	8,396
Prepaid expenses and other	17,440	14,691

	128,920	127,169

Net deferred tax liabilities	$107,184	$106,687

        As of March 31, 2010, the Company has federal and state net operating loss carryforwards of $65,032 expiring in various years through 2030.

        Net income taxes paid during the fiscal years ended March 31, 2010, 2009 and 2008 were $27,990, $28,713 and $21,740, respectively. The Company also has a foreign net operating loss carryforward of $351 for which a valuation allowance has been established. There was no change in total valuation allowance for fiscal 2010.

        The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2010 and 2009, the total amount of accrued income tax-related interest and penalties was $403 and $357, respectively.

        As of March 31, 2010 and 2009, the total amount of unrecognized tax benefits was $4,434 and $3,211, respectively, of which $3,331 and $3,188, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $620 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

        As of March 31, 2010, the Company was subject to examination in state jurisdictions for the fiscal years ended March 31, 2005 through March 31, 2008, none of which the Company believes is individually material. The Company has filed appeals in a state jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. INCOME TAXES (Continued)

        With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2007, state or local examinations for fiscal years ended before March 31, 2006, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2007.

        During the fiscal years ended March 31, 2010, 2009 and 2008, the Company added $143, $490 and $517 of tax, interest and penalties related to activity for identified uncertain tax positions, respectively.

        A reconciliation of the liability for uncertain tax positions for the fiscal years ended March 31, 2009 and 2010 follows:

Ending Balance—March 31, 2008	$2,517
Additions for tax positions related to the current year	497
Additions for tax positions of prior years	940
Reductions for tax positions of prior years	(4)
Reductions as a result of a lapse of statute of limitations	(1,014)
Settlements	—

Ending Balance—March 31, 2009	2,936
Additions for tax positions related to the current year	1,655
Additions for tax positions of prior years	153
Reductions for tax positions of prior years	(4)
Reductions as a result of a lapse of statute of limitations	(571)
Settlements	—

Ending Balance—March 31, 2010	$4,169

12. STOCKHOLDERS' EQUITY

        During February 2008, the Company exercised existing authority to make stock repurchases and repurchased 220,000 shares of its outstanding shares under the program for an aggregate consideration of $12,342, funded by borrowings under the Company's Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 10, 2010, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

        The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. STOCKHOLDERS' EQUITY (Continued)

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2010 and 2009, no shares of preferred stock were outstanding.

        Prior to August 2008, the Company had Class D common stock of $.001 par value, 6,000,000 shares authorized. At March 31, 2008, no shares of Class D common stock were outstanding. The Class D common stock was eliminated upon the amendment and restatement of the Company's Certificate of Incorporation effective August 12, 2008.

13. EARNINGS PER SHARE

        The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2010	2009	2008
	(thousands)
Weighted-average common shares outstanding—basic	16,459	16,384	16,497
Net effect of dilutive stock options and nonvested stock	207	200	266
Net effect of convertible debt	—	—	777

Weighted-average common shares outstanding—diluted	16,666	16,584	17,540

14. EMPLOYEE BENEFIT PLANS

        The Company adopted Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (codified in Subtopic 715-60) on April 1, 2008, and recognized a cumulative effect of a change in accounting of $2,991, net of an income tax benefit of $1,756. The projected benefit obligation of the Company's postretirement benefit for this plan was $5,144 and $4,519 as of March 31, 2010 and 2009 respectively. The Company recognized interest cost of $306 and $289 for the years ended March 31, 2010 and 2009, respectively, and paid benefits of $151 and $128 for the years ended March 31, 2010 and 2009, respectively.

Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $5,568, $5,648 and $5,309 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

        The Company is required to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end. The requirement was effective for fiscal years ending after December 15, 2008, and was not to be applied retrospectively. The Company adopted the measurement provisions on March 31, 2009. Only the Company's union plans were affected by these measurement provisions, since the union plans had a December 31 measurement date. The net periodic benefit cost for the period between December 31, 2008 and March 31, 2009 of approximately $27 was recognized, net of tax, during the fiscal year ended March 31, 2009.

        The following table sets forth the Company's consolidated defined benefit pension plans for its union employees and its SERP as of March 31, 2010 and 2009, and the amounts recorded in the consolidated balance sheets at March 31, 2010 and 2009. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (Continued)

Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the qualified and nonqualified plans.

	March 31,
	2010	2009
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$10,148	$10,549
Service cost	16	17
Interest cost	753	670
Actuarial loss (gain)	962	(741)
Curtailment	—	—
Benefits paid	(297)	(347)

Projected benefit obligation at end of year	$11,582	$10,148

Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	6.00%	7.25%
Rate of compensation increase	N/A	N/A
Change in plan assets
Fair value of plan assets at beginning of year	$4,620	$6,596
Actual return on plan assets	1,638	(1,757)
Expenses	(159)	(213)
Company contributions	1,502	342
Benefits paid	(297)	(348)

Fair value of plan assets at end of year	$7,304	$4,620

Funded status (underfunded)
Funded status	$(4,278)	$(5,528)

Amounts recognized in the consolidated balance sheet consist of
Accrued expenses—current liability	$(2,881)	$(3,123)
Pension obligation—noncurrent liability	(1,397)	(2,405)
Pension asset—current asset	—	—

Net amount recognized	$(4,278)	$(5,528)

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic pension cost for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended March 31,
	2010	2009	2008
Components of net periodic pension cost
Service cost	$81	$82	$171
Interest cost	753	670	608
Expected return on plan assets	(439)	(512)	(489)
Amortization of prior service cost	165	519	518
Amortization of net loss	151	84	104

Total net periodic pension cost	$711	$843	$912

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	7.25%	6.25%	6.00%
Expected long-term rate on assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

        The discount rate is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is primarily determined using the results of bond yield curve models based on a portfolio of high-quality bonds matching notional cash inflows with the expected benefit payments for each significant benefit plan.

        The following table shows those amounts expected to be recognized in net period benefit costs during the fiscal year ending March 31, 2011:

Amount
Amounts expected to be recognized in FY 2011 net periodic benefit costs
Prior service cost ($45 net of tax)	$72
Actuarial loss ($115 net of tax)	183

        The accumulated benefit obligation for all defined benefit pension plans was $11,582 and $10,148 at March 31, 2010 and 2009, respectively.

	March 31,
	2010	2009
Amounts recorded in Accumulated Other Comprehensive Income (Loss)
Prior service costs	$399	$564
Actuarial losses	3,211	3,020
Income tax benefits related to above items	(1,336)	(1,326)

Unamortized benefit plan costs	$2,274	$2,258

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (Continued)

Expected Pension Benefit Payments

        Benefit payments for pensions (including the SERP), which reflect expected future service, as appropriate, are expected to be as follows:

Year	Amount
2011	$3,228
2012	380
2013	400
2014	441
2015	456
2016-2019	2,722

Plan Assets, Investment Policy and Strategy

        The table below sets forth the Company's target asset allocation for fiscal 2011 and the actual asset allocations at March 31, 2010 and 2009.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2011	2010	2009
Equity securities	40-65%	55%	57%
Fixed income securities	25-40%	45	42
Other	0-10%	—	1

Total		100%	100%

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

        The table below provides the fair values of the Company's plan assets at March 31, 2010, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 18 below for definition of levels).

	Level 1	Level 2	Level 3	Total
Asset Category
Equity securities	$3,693	$—	$—	$3,693
Fixed income securities	3,574	—	—	3,574
Other	37	—	—	37

Fair value of plan assets at end of year	$7,304	$—	$—	$7,304

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (Continued)

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

Anticipated Contributions to Defined Benefit Plans

        Assuming a normal retirement age of 65, the Company expects to contribute approximately $2,881 to its pension plans during fiscal 2011.

15. STOCK COMPENSATION PLANS

        The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options generally vest over three to four years and expire ten years from the date of the grant. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. There were no employee or non-employee director options granted during fiscal 2010, 2009 or 2008. The fair values relating to prior option grants were estimated using a Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company's stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

        In fiscal 2006, the Company approved the granting of restricted stock as its primary form of share-based incentive. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value. Restricted shares generally vest in full after four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of four years.

        The Company recognized $3,220, $3,180 and $2,809 of share-based compensation expense during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2010, 2009 and 2008 was $1,107, $1,048 and $937, respectively. Total share-based compensation expense was comprised of stock option expense of $0, $32 and $453 and restricted stock expense of $3,220, $3,148 and $2,356 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company estimates it will

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. STOCK COMPENSATION PLANS (Continued)

record share-based compensation expense of approximately $3,400 in fiscal 2011. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2011, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2011 may differ from the Company's current estimate.

        A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2010 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	292,049	$35.05
Granted	—	—
Exercised	(41,611)
Forfeited	—	—

Outstanding at March 31, 2010	250,438	$36.24	3.1 Years	$2,614

Exercisable at March 31, 2010	250,438	$36.24	3.1 Years	$2,614

        As of March 31, 2010 and 2009, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $737, $927 and $5,812, respectively.

        At March 31, 2010 and 2009, 1,322,011 and 1,380,958 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares as of March 31, 2010 and changes during the fiscal year ended March 31, 2010, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2009	204,823	$51.49
Granted	67,989	40.56
Vested	(48,475)	48.09
Forfeited	(9,042)	48.27

Nonvested at March 31, 2010	215,295	$48.94

        The fair value of restricted stock vested during fiscal 2010 was $3,222. The tax benefit from vested restricted stock was $470 during fiscal 2010. The weighted-average grant date fair value of share-based grants in fiscal 2010, 2009 and 2008 was $40.56, $57.19 and $67.57, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $2,195, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. STOCK COMPENSATION PLANS (Continued)

        In April 2010, 34,061 restricted shares were granted following the determination of net earnings per share for fiscal 2010. Expected future compensation expenses on this April 2010 grant, net of expected forfeitures, is approximately $1,862, which is expected to vest over the remaining vesting period of 3.0 years.

        During the fiscal years ended March 31, 2010, 2009 and 2008, 5,000, 7,800 and 2,500 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

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

17. DERIVATIVES

Interest Rate Swap

        The Company uses interest rate swaps, a derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its Credit Facility. The Company does not use derivative financial instruments for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the estimated fair value of the underlying exposures being hedged. The Company follows the Derivatives and Hedging topic of ASC to account for its interest rate swaps, which requires that all derivatives be recorded on the consolidated balance sheet at fair value. This topic also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders' equity, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. DERIVATIVES (Continued)

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

        In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the year ended March 31, 2010, $298 was recognized as a reduction to interest expense and other for the change in fair value of the Swap from the date of de-designation through March 31, 2010.

        As of March 31, 2010, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $85,000. For the year ended March 31, 2010, $2,252 of losses were reclassified into earnings from accumulated other comprehensive income.

        The fair value of the interest rate swap of $2,527 and $3,429 for the fiscal years ended March 31, 2010 and 2009, respectively, were included in other noncurrent liabilities.

        The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Year ended March 31,		Reclassification Adjustment Gain (Loss) Amount Year ended March 31,
Cash Flow Hedges	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
		2010	2009	2010	2009
Interest rate swap	Interest expense and other	$740	$(1,825)	$(2,252)	$(566)

        The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $2,128 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during fiscal 2011.

        During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. The Company recognized a gain of $1,411 in fiscal 2009, which is included in interest expense and other related to these instruments. No such instruments were outstanding in fiscal 2010.

18. FAIR VALUE MEASUREMENTS

        The Company follows the Fair Value Measurement and Disclosures topic of the ASC, which requires additional disclosures about the Company's assets and liabilities that are measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

18. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table provides the liabilities reported at fair value in Other noncurrent liabilities and measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap, net of tax of $(935)	$(1,592)	$—	$(1,592)	$—
Contingent earnout	$(10,500)	$—	$—	$(10,500)

        The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate. The fair value of the contingent earnout at the date of acquisition was $10,500 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition.

        The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2010 and 2009 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements are as follows:

	March 31, 2010		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$505,780	$582,199	$459,396	$469,221

        The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

19. CUSTOMER CONCENTRATION

        Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 26% and 16% of total accounts receivable as of March 31, 2010 and 2009, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2010 were $388,975, or 30% of net sales, of which $352,203 and $36,772 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2009 were $284,687, or 23% of net sales, of which $240,494 and $44,193 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2008 were $259,516 or 23% of net sales, of which $215,018 and $44,498 were from the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

20. COLLECTIVE BARGAINING AGREEMENTS

        Approximately 9.8% of the Company's labor force is covered under collective bargaining agreements.

21. SEGMENTS

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

        The Aerospace Systems segment consists of 39 operating locations, and the Aftermarket Services segment consists of 15 operating locations at March 31, 2010.

        The Aerospace Systems segment consists of the Company's operations that manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment's revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of various structural components used in aircraft wings, fuselages and other significant assemblies. Further, the segment's operations also design and manufacture composite assemblies for floor panels, environmental control system ducts, non-structural cockpit components and thermal acoustic insulation systems. These products are sold to various aerospace OEMs on a global basis.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

21. SEGMENTS (Continued)

        The Aftermarket Services segment consists of the Company's operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment's operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The segment's operations also perform repair and overhaul services and supply spare parts for various types of cockpit instruments and gauges for a broad range of commercial airlines on a worldwide basis.

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

21. SEGMENTS (Continued)

        Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2010	2009	2008
Net sales:
Aerospace systems	$1,073,494	$988,359	$907,376
Aftermarket services	224,991	254,638	246,609
Elimination of inter-segment sales	(3,705)	(2,619)	(2,895)

	$1,294,780	$1,240,378	$1,151,090

Income before income taxes:
Operating income (loss):
Aerospace systems	$170,457	$168,006	$124,812
Aftermarket services	11,109	10,876	23,480
Corporate	(26,285)	(26,968)	(21,967)

	155,281	151,914	126,325
Interest expense and other	28,865	16,929	19,942
(Gain) loss on early extinguishment of debt	(39)	(880)	—

	$126,455	$135,865	$106,383

Depreciation and amortization:
Aerospace systems	$40,789	$34,784	$30,007
Aftermarket services	12,894	13,515	12,943
Corporate	735	312	265

	$54,418	$48,611	$43,215

Capital expenditures:
Aerospace systems	$26,013	$34,618	$40,762
Aftermarket services	3,895	8,804	15,255
Corporate	1,757	1,999	954

	$31,665	$45,421	$56,971

	March 31,
	2010	2009
Total Assets:
Aerospace systems	$1,189,224	$1,213,142
Aftermarket services	337,263	318,596
Corporate	181,139	31,774
Discontinued operations	5,051	27,695

	$1,712,677	$1,591,207

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

21. SEGMENTS (Continued)

        During fiscal years 2010, 2009 and 2008, the Company had foreign sales of $255,975, $266,646 and $237,043, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

        The Company's 2017 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes (the "Non-Guarantor Subsidiaries") are: (a) the receivables securitization special purpose entity, and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2010 and March 31, 2009, statements of operations for the fiscal years ended March 31, 2010, 2009 and 2008, and statements of cash flows for the fiscal years ended March 31, 2010, 2009 and 2008.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash	$148,437	$1,712	$7,069	$—	$157,218
Accounts receivable, net	1,571	29,995	182,931	—	214,497
Inventories	—	335,316	28,609	—	363,925
Rotable assets	—	22,456	3,131	—	25,587
Assets held for sale	—	5,051	—	—	5,051
Deferred income taxes	7,616	—	—	—	7,616
Prepaid income taxes	2,005	—	—	—	2,005
Prepaid expenses and other	3,107	5,176	551	—	8,834

Total current assets	162,736	399,706	222,291	—	784,733
Property and equipment, net	9,854	301,568	16,212	—	327,634
Goodwill and other intangible assets, net	—	533,640	48,278	—	581,918
Other, net	16,489	1,690	213	—	18,392
Intercompany investments and advances	410,733	(1,563)	2,853	(412,023)	—

Total assets	$599,812	$1,235,041	$289,847	$(412,023)	$1,712,677

Current liabilities:
Accounts payable	$2,560	$83,885	$6,414	$—	$92,859
Accrued expenses	32,208	73,208	5,850	—	111,266
Liabilities related to assets held for sale	—	899	—	—	899
Current portion of long-term debt	469	14,915	76,545	—	91,929

Total current liabilities	35,237	172,907	88,809	—	296,953
Long-term debt, less current portion	342,550	71,301	—	—	413,851
Intercompany debt	(771,776)	636,409	135,367	—	—
Income taxes payable, non-current	4,240	—	—	—	4,240
Deferred income taxes and other	128,875	9,376	(1,304)	—	136,947
Total stockholders' equity	860,686	345,048	66,975	(412,023)	860,686

Total liabilities and stockholders' equity	$599,812	$1,235,041	$289,847	$(412,023)	$1,712,677

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash	$3,821	$5,457	$5,200	$—	$14,478
Accounts receivable, net	690	16,124	192,649	—	209,463
Inventories	—	368,653	20,695	—	389,348
Rotable assets	—	22,608	3,044	—	25,652
Assets held for sale	—	27,695	—	—	27,695
Deferred income taxes	1,416	—	311	—	1,727
Prepaid income taxes	4,434	—	—	—	4,434
Prepaid expenses and other	1,137	4,246	638	—	6,021

Total current assets	11,498	444,783	222,537	—	678,818
Property and equipment, net	3,070	312,568	16,829	—	332,467
Goodwill and other intangible assets, net	—	521,841	46,050	—	567,891
Other, net	9,890	1,945	196	—	12,031
Intercompany investments and advances	367,614	(10,070)	2,751	(360,295)	—

Total assets	$392,072	$1,271,067	$288,363	$(360,295)	$1,591,207

Current liabilities:
Accounts payable	$5,315	$94,133	$4,263	$—	$103,711
Accrued expenses	18,765	84,037	6,778	—	109,580
Liabilities related to assets held for sale	—	4,283	—	—	4,283
Current portion of long-term debt	452	11,469	77,164	—	89,085

Total current liabilities	24,532	193,922	88,205	—	306,659
Long-term debt, less current portion	295,946	72,935	1,430	—	370,311
Intercompany debt	(837,174)	700,292	136,882	—	—
Income taxes payable, non-current	2,917	—	—	—	2,917
Deferred income taxes and other	117,288	337	5,132	—	122,757
Total stockholders' equity	788,563	303,581	56,714	(360,295)	788,563

Total liabilities and stockholders' equity	$392,072	$1,271,067	$288,363	$(360,295)	$1,591,207

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Fiscal year ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,227,738	$79,029	$(11,987)	$1,294,780
Operating costs and expenses:
Cost of sales	—	881,828	57,370	(11,987)	927,211
Selling, general and administrative	25,551	122,521	9,798	—	157,870
Depreciation and amortization	734	50,668	3,016	—	54,418

	26,285	1,055,017	70,184	(11,987)	1,139,499

Operating (loss) income	(26,285)	172,721	8,845	—	155,281
Intercompany interest and charges	(87,564)	87,092	472	—	—
Interest expense and other	23,415	3,529	1,921	—	28,865
Gain on extinguishment of debt	(39)	—	—	—	(39)

Income from continuing operations, before income taxes	37,903	82,100	6,452	—	126,455
Income tax expense	9,365	30,188	1,614	—	41,167
Income from continuing operations	28,538	51,912	4,838	—	85,288

Loss on discontinued operations, net	—	(17,526)	—	—	(17,526)

Net income	$28,538	$34,386	$4,838	$—	$67,762

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Fiscal year ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,211,649	$49,778	$(21,049)	$1,240,378
Operating costs and expenses:
Cost of sales	—	863,836	34,957	(21,049)	877,744
Selling, general and administrative	26,656	125,858	9,595	—	162,109
Depreciation and amortization	312	46,941	1,358	—	48,611

	26,968	1,036,635	45,910	(21,049)	1,088,464

Operating (loss) income	(26,968)	175,014	3,868	—	151,914
Intercompany interest and charges	(88,267)	88,612	(345)	—	—
Interest expense and other	17,499	1,445	(2,015)	—	16,929
Gain on extinguishment of debt	(880)	—	—	—	(880)

Income from continuing operations, before income taxes	44,680	84,957	6,228	—	135,865
Income tax expense	12,067	30,039	1,018	—	43,124
Income from continuing operations	32,613	54,918	5,210	—	92,741

Loss on discontinued operations, net	—	(4,745)	—	—	(4,745)

Net income	$32,613	$50,173	$5,210	$—	$87,996

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Fiscal year ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,135,170	$35,823	$(19,903)	$1,151,090
Operating costs and expenses:
Cost of sales	—	817,644	24,547	(19,903)	822,288
Selling, general and administrative	21,702	130,642	6,918	—	159,262
Depreciation and amortization	265	41,574	1,376	—	43,215

	21,967	989,860	32,841	(19,903)	1,024,765

Operating (loss) income	(21,967)	145,310	2,982	—	126,325
Intercompany interest and charges	(88,671)	88,680	(9)	—	—
Interest expense and other	21,946	(2,159)	155	—	19,942

Income from continuing operations, before income taxes	44,758	58,789	2,836	—	106,383
Income tax expense	13,014	20,881	853	—	34,748
Income from continuing operations	31,744	37,908	1,983	—	71,635

Loss on discontinued operations, net	—	(8,468)	—	—	(8,468)

Net income	$31,744	$29,440	$1,983	$—	$63,167

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$28,538	$34,386	$4,838	$—	$67,762
Adjustments to reconcile net income to net cash provided by operating activities	23,247	73,207	5,432	—	101,886

Net cash provided by operating activities	51,785	107,593	10,270	—	169,648
Capital expenditures	(1,815)	(22,900)	(6,950)	—	(31,665)
Proceeds from sale of assets and businesses		614	1	—	615
Cash used for businesses and intangible assets acquired	—	(27,674)	(3,819)	—	(31,493)

Net cash used in investing activities	(1,815)	(49,960)	(10,768)	—	(62,543)
Net decrease in revolving credit facility	(127,730)	—	—	—	(127,730)
Proceeds on issuance of debt	172,477	14,453	—	—	186,930
Retirements and repayments of debt	(4,446)	(9,262)	(103)	—	(13,811)
Payments of deferred financing costs	(8,344)	—	—	—	(8,344)
Dividends paid	(2,666)	—	—	—	(2,666)
Withholding of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	1,367	—	—	—	1,367
Intercompany financing and advances	64,458	(66,569)	2,111	—	—

Net cash (used in) provided by financing activities	94,646	(61,378)	2,008	—	35,276

Effect of exchange rate changes on cash	—	—	359	—	359

Net change in cash	144,616	(3,745)	1,869	—	142,740
Cash at beginning of year	3,821	5,457	5,200	—	14,478

Cash at end of year	$148,437	$1,712	$7,069	$—	$157,218

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$32,613	$50,173	$5,210	$—	$87,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities	24,796	27,780	(5,575)	—	47,001

Net cash provided by (used in)operating activities	57,409	77,953	(365)	—	134,997
Capital expenditures	(1,999)	(42,274)	(1,148)	—	(45,421)
Proceeds from sale of assets and businesses	—	878	3	—	881
Cash used for businesses and intangible assets acquired	—	(102,297)	(38,776)	—	(141,073)

Net cash used in investing activities	(1,999)	(143,693)	(39,921)	—	(185,613)
Net decrease in revolving credit facility	(66,020)	—	—	—	(66,020)
Proceeds on issuance of debt	1,400	60,616	75,000	—	137,016
Retirements and repayments of debt	(15,494)	(1,027)	—	—	(16,521)
Payments of deferred financing costs	(1,187)	—	—	—	(1,187)
Dividends paid	(2,652)	—	—	—	(2,652)
Withholding of restricted shares for minimum tax obligation	—	—	—	—	—
Proceeds from exercise of stock options, including excess tax benefit	1,474	—	—	—	1,474
Intercompany financing and advances	23,810	11,207	(35,017)	—	—

Net cash (used in) provided by financing activities	(58,669)	70,796	39,983	—	52,110

Effect of exchange rate changes on cash	—	—	(754)	—	(754)

Net change in cash	(3,259)	5,056	(1,057)	—	740
Cash at beginning of year	7,080	401	6,257	—	13,738

Cash at end of year	$3,821	$5,457	$5,200	$—	$14,478

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$31,744	$29,440	$1,983	$—	$63,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities	24,493	(25,941)	(15,994)	—	(17,442)

Net cash provided by (used in) operating activities	56,237	3,499	(14,011)	—	45,725
Capital expenditures	(954)	(54,581)	(1,436)	—	(56,971)
Proceeds from sale of assets and businesses	—	5,682	16	—	5,698
Cash used for businesses and intangible assets acquired	—	(68,527)	—	—	(68,527)

Net cash used in investing activities	(954)	(117,426)	(1,420)	—	(119,800)
Net increase in revolving credit facility	92,950	—	—	—	92,950
Proceeds on issuance of debt	—	161	—	—	161
Retirements and repayments of debt	—	(5,775)	—	—	(5,775)
Payments of deferred financing costs	(72)	—	—	—	(72)
Dividends paid	(2,661)	—	—	—	(2,661)
Purchase of treasury stock	(12,342)	—	—	—	(12,342)
Proceeds from exercise of stock options, including excess tax benefit	7,507	—	—	—	7,507
Intercompany financing and advances	(135,302)	118,543	16,759	—	—

Net cash (used in) provided by financing activities	(49,920)	112,929	16,759	—	79,768

Effect of exchange rate changes on cash	—	—	802	—	802

Net change in cash	5,363	(998)	2,130	—	6,495
Cash at beginning of year	1,717	1,399	4,127	—	7,243

Cash at end of year	$7,080	$401	$6,257	$—	$13,738

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2010				Fiscal 2009
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31
BUSINESS SEGMENT SALES
Aerospace Systems	$259,973	$256,421	$262,882	$294,218	$258,232	$257,569	$222,751	$249,807
Aftermarket Services	57,784	57,313	51,409	58,486	62,968	66,481	63,107	62,082
Inter-segment Elimination	(1,627)	(595)	(761)	(722)	(644)	(659)	(615)	(701)

TOTAL SALES	$316,130	$313,139	$313,530	$351,982	$320,556	$323,391	$285,243	$311,188

GROSS PROFIT(1)	$83,030	$80,837	$75,758	$92,810	$95,826	$94,573	$80,570	$89,162

OPERATING INCOME
Aerospace Systems	$41,845	$39,086	$39,090	$50,436	$46,070	$46,515	$34,269	$41,152
Aftermarket Services	2,423	3,481	1,390	3,815	3,887	2,896	2,219	1,874
Corporate	(6,398)	(5,439)	(7,542)	(6,906)	(6,629)	(6,697)	(6,057)	(7,585)

TOTAL OPERATING INCOME	$37,870	$37,128	32,938	$47,345	$43,328	$42,714	$30,431	$35,441

INCOME (LOSS) FROM
Continuing Operations	$21,521	$20,718	$18,053	$24,996	$25,035	$25,076	$20,061	$22,569
Discontinued Operations	(3,482)	(1,267)	(12,453)	(324)	(1,203)	(1,093)	(818)	(1,631)

NET INCOME	$18,039	$19,451	$5,600	$24,672	$23,832	$23,983	$19,243	$20,938

Basic Earnings (Loss) per Share(2)
Continuing Operations	$1.31	$1.26	$1.10	$1.52	$1.53	$1.53	$1.22	$1.38
Discontinued Operations	(0.21)	(0.08)	(0.76)	(0.02)	(0.07)	(0.07)	(0.05)	(0.10)

Net Income	$1.10	$1.18	$0.34	$1.50	$1.46	$1.46	$1.17	$1.28

Diluted Earnings (Loss) per share(2)(3)
Continuing Operations	$1.30	$1.25	$1.08	$1.49	$1.48	$1.51	$1.21	$1.36
Discontinued Operations	(0.21)	(0.08)	(0.75)	(0.02)	(0.07)	(0.07)	(0.05)	(0.10)

Net Income	$1.09	$1.17	$0.34 *	$1.47	$1.41	$1.44	$1.16	$1.26

*
Difference due to rounding.

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

24. SUBSEQUENT EVENTS

        On May 10, 2010, the Company entered into a $535,000 revolving credit facility, subject to the closing of the Vought acquisition. This revolving credit facility will be available to partially fund the Vought acquisition and refinance any existing obligations under our existing Credit Facility, with a maturity date four years from the closing of the Vought acquisition.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2010:
Allowance for doubtful accounts receivable	$5,641	773	699	(2,837)	$4,276
For year ended March 31, 2009:
Allowance for doubtful accounts receivable	$4,723	2,406	246	(1,734)	$5,641
For year ended March 31, 2008:
Allowance for doubtful accounts receivable	$3,857	1,687	130	(951)	$4,723

(1)
Additions consist of accounts receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Fabritech, DCL, Merritt, Saygrove, KA, Mexmil and B & R.

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

        As of March 31, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

        Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2010.

        Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited the Company's effectiveness of Triumph's internal control over financial reporting. This report appears on page 100.

/s/ RICHARD C. ILL
Richard C. Ill Chairman and Chief Executive Officer
/s/ M. DAVID KORNBLATT
M. David Kornblatt Executive Vice President, Chief Financial Officer & Treasurer
/s/ KEVIN E. KINDIG
Kevin E. Kindig Vice President and Controller

May 14, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated May 14, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 14, 2010

Changes in Internal Control Over Financial Reporting

        In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

        We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2010 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2010 Proxy Statement.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2010 Proxy Statement.

Stockholder Nominations

        The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2010 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2010 Proxy Statement.

Item 11.    Executive Compensation

        The information required regarding executive compensation is incorporated herein by reference to the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the 2010 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a) Financial Statements

        (1) The following consolidated financial statements are included in Item 8 of this report:

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

        (3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(14)
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)

Exhibit Number	Description
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors' Stock Incentive Plan.(4)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4
Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated August 14, 2009 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and JPMorgan Chase Bank, N.A., Sovereign Bank, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.(6)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2006.(7)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.8#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
10.12
Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(8)
10.13
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle—Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle—Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle—Aerostructures International Partners, L.P., Carlyle—Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle—Aerostructures Management, L.P., Carlyle—Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C.(14)

Exhibit Number	Description
10.14*	Credit Agreement dated May 10, 2010 by and among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Sovereign Bank, as Documentation Agent, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., Royal Bank of Canada, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.
21.1*	Subsidiaries of Triumph Group, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders.

(2)
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

(6)
Incorporated by reference to our Current Report on Form 8-K filed August 14, 2009.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2009.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(9)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(10)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2009.

(11)
Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: May 14, 2010	By:	/s/ RICHARD C. ILL Richard C. Ill Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. ILL Richard C. Ill	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2010
/s/ M. DAVID KORNBLATT M. David Kornblatt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 14, 2010
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	May 14, 2010
/s/ PAUL BOURGON Paul Bourgon	Director	May 14, 2010
/s/ RICHARD C. GOZON Richard C. Gozon	Director	May 14, 2010
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	May 14, 2010
/s/ GEORGE SIMPSON George Simpson	Director	May 14, 2010
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	May 14, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2	Bylaws of Triumph Group, Inc.(2)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
10.1	Amended and Restated Directors' Stock Incentive Plan.(4)
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3#	2004 Stock Incentive Plan.(5)
10.4
Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") dated August 14, 2009 among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citizens Bank of Pennsylvania, as Documentation Agent, and JPMorgan Chase Bank, N.A., Sovereign Bank, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.(6)
10.4(a)	First Amendment to Amended and Restated Credit Agreement, dated September 18, 2009.(7)
10.5#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.8#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11#	Restricted Stock Award Agreement for M. David Kornblatt.(13)

Exhibit Number	Description
10.12	Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(8)
10.13
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle—Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle—Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle—Aerostructures International Partners, L.P., Carlyle—Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle—Aerostructures Management, L.P., Carlyle—Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C.(14)
10.14*
Credit Agreement dated May 10, 2010 by and among Triumph Group, Inc., PNC Bank National Association, as Administrative Agent, Sovereign Bank, as Documentation Agent, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., Royal Bank of Canada, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.
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

(1)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders.

(2)
Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1999.

(3)
Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(4)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)
Incorporated by reference to our Current Report on Form 8-K filed August 14, 2009.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2009.

(8)
Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(9)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2003.

(10)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2009.

(11)
Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.