Form 10-K/A
period 2010-03-31
TRIUMPH GROUP INC
filed 2010-07-29
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒-        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, on April 30, 2010 was 16,686,373.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (this “Amendment”) amends the Triumph Group, Inc. (“Triumph,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended March 31, 2010, originally filed on May 14, 2010 (the “Initial Filing”).  We are filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Initial Filing, as we will not be filing our definitive proxy statement within 120 days after the end of our fiscal year ended March 31, 2010.

Except as described above, no other changes have been made to the Initial Filing.  The Initial Filing continues to speak as of the date filed.

PART III

Item 10.                                 Directors, Executive Officers and Corporate Governance

Board of Directors

The Board currently consists of nine directors: Paul Bourgon, Elmer L. Doty, Ralph E. Eberhart, Richard C. Gozon, Richard C. Ill, Claude F. Kronk, Adam J. Palmer, Joseph M. Silvestri and George Simpson.

Name	Age	Year First Elected a Director
Paul Bourgon	53	2008
Elmer L. Doty	56	2010
Ralph E. Eberhart	63	2010
Richard C. Gozon	71	1993
Richard C. Ill	67	1993
Claude F. Kronk	78	1993
Adam J. Palmer	37	2010
Joseph M. Silvestri	49	2008
George Simpson	68	2002

The principal occupations of each director and the experience, qualifications, attributes or skills that led to the conclusion that such nominee should serve as a director for the coming year are as follows:

Richard C. Ill has been President and Chief Executive Officer and a Director of Triumph since 1993. Mr. Ill is a director of P.H. Glatfelter Company, Airgas, Inc. and Baker Industries and a trustee of the Eisenhower Fellowships. Mr. Ill led the management buyout pursuant to which Triumph was founded in 1993 and has led the Company as its Chief Executive Officer and a Director since that time.  He serves a key leadership role on the Board, provides the Board with a detailed knowledge of each of Triumph’s businesses and its industry, challenges and opportunities, and communicates management’s perspective on important matters to the Board.  His experience in serving on the boards of other public companies provides additional insights that are valuable in the management and oversight of Triumph’s business.

Richard C. Gozon has been a Director of Triumph since 1993. Prior to his retirement in 2002, Mr. Gozon served as Executive Vice President of Weyerhaeuser Company (“Weyerhaeuser”), a position which he held for more than five years. Weyerhaeuser is an international forest products company.  He was responsible for Weyerhaeuser’s Pulp, Paper, Container Board Packaging, Newsprint, Recycling and Ocean Transportation businesses.  He also served as Chairman of Norpac, a joint venture between Weyerhaeuser and Nippon Paper Industries.  Mr. Gozon is Chairman and director of AmerisourceBerger Corporation and serves on the boards of directors of AmeriGas Partners, L.P. and UGI Corporation.

Mr. Gozon’s service on Triumph’s Board since the Company’s inception as a separate company provides him with a deep familiarity with the Company’s business and industry.  His own extensive experience as a senior executive in public companies has included broad management responsibility, including supervisory responsibility for the preparation of complex public company financial statements.  This management experiences enables Mr. Gozon to contribute substantially to the oversight of all aspects of Triumph’s operation, including service as the Company’s lead independent director and Chair of the Board’s audit committee.  The Company also benefits from Mr. Gozon’s insights drawn from his long experience as a director of several other public companies.

Claude F. Kronk has been a Director of Triumph since 1993. Prior to his retirement in 1998, Mr. Kronk served as Vice Chairman and Chief Executive Officer of J&L Specialty Steel, Inc., which is primarily a manufacturer of flat rolled stainless steel in the United States.  Mr. Kronk has also served on Triumph’s Board since the Company’s inception as a separate company and, accordingly, possesses a deep understanding of the Company’s business and development.  His own extensive experience as the chief executive officer of a publicly-held manufacturing company enables him to contribute to a broad range of management and governance issues facing the Company, including those he addresses as Chair of the Board’s nominating and corporate governance committee.

George Simpson has been a Director of Triumph since 2002. Prior to his retirement in 2001, Mr. Simpson served as Chief Executive Officer of Marconi Corporation plc, formerly GEC plc, a position which he held since September 1996. Marconi Corporation plc was a communications and information technology company.  In addition, within the past five years, Mr. Simpson has also served on the boards of directors of Nestlé SA and Alstom SA.  Mr. Simpson’s long and successful career leading or serving on the boards of directors of manufacturing enterprises doing business internationally provides Triumph with advice and insights on a wide range of management issues, including issues of operational and financial discipline, resource allocation and executive and senior management compensation.  As a citizen of the United Kingdom resident in Europe, Mr. Simpson also brings an international perspective and the benefits of international business contacts to the Board’s deliberations.

Paul Bourgon has been a Director of Triumph since October 2008. Mr. Bourgon has served as President of the Aeroengine division of SKF Aeroengine since 2006.  SKF Group supplies products, solutions and services within rolling bearings, seals, mechatronics, services and lubrication systems and SKF Aeroengine, a division of SKF Group, focuses on providing services in bearing repair and overhaul.  Prior to joining SKF Aeroengine, Mr. Bourgon served as Vice President—Marketing of Heroux-Devtex Inc., a company which supplies the commercial and military sectors with landing gear, airframe structural components, including kits, and aircraft engine components.  Mr. Bourgon also serves on the board of directors of Venture Aerobearing LLC.  Mr. Bourgon’s current experience as a chief executive officer of a significant aerospace business and his past experience within the aerospace industry enables him to serve as an additional point of reference on trends and developments affecting Triumph’s business and its customers, suppliers and competitors.  In addition, his background as a Chartered Accountant, member of the Canadian Institute of Chartered Accountants since 1983, articling with Coopers & Lybrand in Montreal in the Auditing and Taxes departments, as well as his ongoing responsibility for the financial statements of the business he manages, enables him to lend additional financial expertise to the deliberations of the Board and the audit committee.

Joseph M. Silvestri has been a Director of Triumph since October 2008 and previously served as a Director of Triumph from 1995 to 2005. Mr. Silvestri is currently a Managing Partner of Court Square Capital Partners, an independent private equity firm, and has been employed by Court Square Capital Partners and its predecessors since 1990. Mr. Silvestri also serves on the board of directors of SGS International, a digital imaging company that provides design-to-print graphic services to the international consumer products packaging market in North America, Europe and Asia.  Through his two periods of service on the Board, Mr. Silvestri has acquired a deep understanding of Triumph’s background and development.  He also lends to the Board’s deliberations the benefit of his own knowledge and understanding of the operation of the capital markets, financial matters and mergers and acquisitions generally gained through his years of participation in private equity investments.  In addition, as an experienced private equity investor, he is able to share with the Board insights on corporate management and best practices derived from his experience with the many portfolio companies with which he has been associated.

Elmer L. Doty is the President of Triumph Aerostructures — Vought Aircraft Division, which represents a substantial majority of the business recently acquired by Triumph in the acquisition (the “Vought Acquisition”) of Vought Aircraft Industries, Inc. (“Vought”).  From February 2006 until the closing of the Vought Acquisition, Mr. Doty served as President and Chief Executive Officer of Vought and as a member of Vought’s board of directors.  Prior to joining Vought, Mr. Doty served as the Vice President & General Manager of BAE Systems Ground Systems Division, a position he held since July 2005, when BAE acquired United Defense Inc. (“UDI”).  Mr. Doty had served in the identical position with UDI since April 2001, with the additional duties of an executive officer of UDI.  Prior to that time, he had served in other senior executive positions with UDI and its predecessor company FMC Corporation.  Mr. Doty brings to the Board not only his knowledge of Vought and its business but the benefit of years of management experience as a senior executive and a deep knowledge of the aerospace industry.

Ralph E. Eberhart served as Commander of the North American Aerospace Defense Command (NORAD) and U.S. Northern Command from October 2002 to January 2005.  General Eberhart’s active military career spanned 36 years.  He is also member of the board of directors of Rockwell Collins, Inc. and VSE Corporation and is a director of several private companies.  He is also Chairman and President of the Armed Forces Benefit Association.  Given the significant share of Triumph’s business focused on serving the militaries of the United States and other countries, General Eberhart is expected to provide the Board with valuable insight into military operations that will enable the Company to better serve its military customers.  Moreover, the Board expects that his senior leadership experience will enable him to provide management with valuable advice on management issues.

Adam J. Palmer has been a Partner of The Carlyle Group (“Carlyle”), a global private investment firm, since 2005, and since 2004 has served as a Managing Director of Carlyle, where he has focused on U.S. buyout opportunities in the aerospace, defense and information technology sectors.  Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies.  Mr. Palmer also serves on the boards of directors of Sequa Corporation and Wesco Holdings, Inc.  Mr. Palmer served as a member of Vought’s board of directors beginning in 2000 and led the negotiations on behalf of Carlyle that culminated in Triumph’s recent acquisition of Vought from equity funds affiliated with Carlyle.  The Board expects to benefit from Mr. Palmer’s deep familiarity with Vought’s business acquired through his years of involvement in developing its business as a Carlyle investment.  The Board also expects to benefit from Mr. Palmer’s knowledge and understanding of the aerospace and defense industry, acquired through his years of active involvement as an investor, as well as his understanding of management issues derived from his participation on corporate boards.

Executive Officers

Name	Age	Position
Richard C. Ill	67	Chairman and Chief Executive Officer
Jeffry D. Frisby	54	President and Chief Operating Officer
M. David Kornblatt	50	Executive Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	56	Vice President, General Counsel and Secretary
Kevin E. Kindig	53	Vice President and Controller

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

John B. Wright, II has been a Vice President and our General Counsel and Secretary since 2004. From 2001 until he joined us, Mr. Wright was a partner with the law firm of Ballard Spahr LLP, where he practiced corporate and securities law.

Kevin E. Kindig has been our Controller since 1993 and a Vice President since April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended March 31, 2010, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Business Conduct

Our Board adopted a Code of Business Conduct in February 2004, which applies to each of our employees, officers and directors, including, but not limited to, our Chief Executive Officer, Chief Financial Officer and Controller (principal accounting officer). The Code of Business Conduct is reviewed at least annually by the Board’s nominating and corporate governance committee. A copy of the Code of Business Conduct is posted on our website at www.triumphgroup.com and is available in print to any stockholder upon request.

Audit Committee

The audit committee, currently consisting of Messrs. Bourgon, Gozon (Chair), Silvestri and Simpson, met four times during the last fiscal year. The audit committee assists the Board in its oversight of the integrity of our financial statements, the operations and effectiveness of our internal controls, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and the independent registered public accounting firm.  The Board has determined that Mr. Gozon is an “audit committee financial expert” and is independent as independence for audit committee members is defined in the listing standards of the New York Stock Exchange.

Compensation and Management Development Committee

The compensation and management development committee, consisting of Messrs. Gozon, Kronk and Simpson (Chair), met four times during the last fiscal year. The compensation and management development committee periodically reviews and evaluates the compensation of our officers and senior management, administers our 1996 Stock Option Plan and the 2004 Stock Incentive Plan, establishes guidelines for compensation of other personnel and oversees our management development and succession plans.

The compensation and management development committee determines the compensation of the chief executive officer. The compensation and management development committee also reviews and approves the compensation proposed by the chief executive officer to be awarded to Triumph’s other executive officers, as well as the presidents and certain key senior officers of each of Triumph’s operating companies and divisions. The chief executive officer generally attends compensation and management development committee meetings, but does not attend executive sessions or any discussion of his own compensation. The compensation and management development committee may form subcommittees and delegate authority to them, as it deems appropriate, provided that such subcommittees are composed entirely of independent directors.

Neither Triumph nor the compensation and management development committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. Periodically, however, the committee has engaged a compensation consultant, whose selection and fees or charges are recommended and approved by the compensation and management development committee, to assist the compensation and management development committee and the chief executive officer in assessing and modifying elements of our management compensation programs. In such instances, the compensation and management development committee receives comprehensive data and analyses comparing Triumph’s compensation program against industry and peer group norms. We last engaged a compensation consultant to review the cash compensation levels of our executive officers in the summer of 2005.

In 2010, however, acting at the direction of the compensation and management development committee, Triumph engaged Towers Watson, a consulting firm, to analyze Triumph’s executive compensation to assess the competitiveness of the Company’s executive compensation levels in the current market.  In part, this analysis is intended to assess what adjustments are appropriate in light of Triumph’s acquisition of Vought, which has resulted in the Company becoming substantially larger by almost any measure with the attendant increase in responsibility and risk borne by senior management.  In addition, the compensation and management development committee has received the benefit of a compensation analysis conducted by Vought’s board of directors in the year prior to its acquisition, which similarly benchmarked the compensation of its management against an industry peer group.  The results of these analyses have been preliminarily reviewed with the compensation and management development committee, but have not yet been acted upon by the committee or the Board.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, currently consisting of Messrs. Bourgon, Kronk (Chair), Silvestri and Simpson, met three  times during the last fiscal year. The nominating and corporate governance committee assists the Board in identifying individuals qualified to become Board members, recommending the nominees for directors, reviewing and evaluating the compensation of non-employee directors, developing and recommending our corporate governance guidelines and overseeing the evaluation of the Board and management.

Finance Committee

The finance committee, currently consisting of Messrs. Gozon, Ill (Chair) and Silvestri, met two times during the last fiscal year. The finance committee reviews our capital structure and policies, financial forecasts, operations and capital budgets, pension fund investments and employee savings plans and corporate insurance coverage as well as other financial matters deemed appropriate by the Board.

Item 11.                                                                                                    Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Overview

Our executive compensation programs are intended to achieve several business objectives:

•                                          to help us recruit and retain executives with the talent required to successfully manage our business

•                                          to motivate our executives to achieve our business objectives

•                                          to instill in our executives a long-term commitment to Triumph’s success by providing elements of compensation that align the executives’ interests with those of our stockholders

•                                          to provide compensation that recognizes individual contributions as well as overall business results

•                                          to avoid or minimize the risks of incentivizing management behavior that is inconsistent with the interests of our stockholders

Our compensation strategy is to place the major portion of total executive compensation at risk in the form of annual incentives and long-term, stock-based compensation programs.

The components of our current executive compensation program are:

•                                          annual salary

•                                          annual cash bonus compensation

•                                          long-term equity incentive compensation

•                                          pension benefits and deferral of compensation

•                                          perquisites

•                                          benefits generally available to all Triumph corporate employees

Each of these components is discussed separately below. While the elements of compensation described below are considered separately, the compensation and management development committee takes into account the full compensation package we provide each executive, including matching contributions under our 401(k) plan, insurance and other benefits generally available to all Triumph employees, as well as the programs described below.

In structuring each element of compensation and the executive compensation package as a whole, the compensation and management development committee strives to create incentives for management to act in accordance with the interests of our stockholders.  The compensation and management development committee also considers the risk that executive compensation may inadvertently provide incentives for management to make decisions that are not in the interests of the stockholders.  In addition, in examining proposed payments to be approved under the compensation programs, the compensation and management development committee assesses whether the proposed payments achieved the desired objectives or demonstrated the influence of inappropriate compensation incentives.  Where appropriate, the compensation and management development committee has sought the advice of compensation consultants to assist in the development of appropriate incentives while minimizing the risk of creating or encouraging incentives that are inconsistent with the interests of stockholders.

Base Salaries

We initially set base salaries for an executive officer by evaluating the responsibilities of the position and the experience of the individual. In doing so, we consider the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at companies of similar size in the aviation and general manufacturing industries. We determine annual salary adjustments by evaluating the performance of Triumph and of each executive officer, taking into account changes in responsibilities.

In establishing the base salary granted to Mr. Ill for the fiscal year ended March 31, 2010, the compensation and management development committee took into account a number of subjective and objective considerations, including the following:

•                                          the extent of our success in meeting our financial objectives for the previous fiscal year

•                                          how our financial performance compared with that of similar companies engaged in providing products and services to the aviation industry

•                                          current economic conditions in the aviation industry generally

•                                          the performance of the common stock and management’s ability to enhance stockholder value generally

•                                          Mr. Ill’s individual performance

•                                          as appropriate, a comparison of base salaries of chief executive officers of our industry group

The compensation and management development committee also took into account the longevity of Mr. Ill’s service to Triumph and its belief that Mr. Ill is an excellent representative of Triumph to the public by virtue of his stature in the community and the industry. For the fiscal year ended March 31, 2010, Mr. Ill’s base salary was established at an annual rate of $725,000. After considering Mr. Ill’s and Triumph’s performance, Mr. Ill’s base salary was increased as of April 1, 2010 to an annual rate of $800,000.

With respect to our other executive officers, Mr. Ill made his recommendations based upon considerations similar to those outlined above, as they apply to each executive officer and his individual performance and the compensation and management development committee approved salary increases based on a review of Mr. Ill’s recommendations.

Annual Cash Bonus Compensation

We provide significant incentive opportunities for our executive officers. Our target for executive salaries is to be at approximately the median for our industry group, while our target for cash bonus compensation is to be nearer the 75th percentile for our industry group. The purpose of seeking this balance is to provide an incentive to our executives by providing the potential for above average compensation but only if our performance objectives are met or exceeded. Nevertheless, significant variations are possible depending upon the performance of Triumph and the executive’s individual performance. We do not formally benchmark the salaries of our executive officers every year, however, but only as the compensation and management development committee may request. The salaries of our executive officers were last formally benchmarked in the summer of 2005, and another benchmarking process is currently underway.

Our annual cash bonus plan for executive officers is tied to the annual business plan. The business plan for a given fiscal year is developed at the business unit, group and corporate levels in a formal process taking place over several months beginning generally in the third fiscal quarter of the prior fiscal year. The business plan is then reviewed and approved by our Board of Directors in the first month of the fiscal year. Our business plan for the fiscal year ending March 31, 2010 was developed beginning in the late fall of 2008 and approved by the Board of Directors in April 2009.

The amount of annual cash bonus compensation awarded to our executive officers is tied to the business plan by initially measuring actual company performance against the target for earnings per share set in the business plan. While no financial performance measure or measures can perfectly reflect company performance, we believe earnings per share is a fair measure of performance that also focuses our executives on the measure of perhaps greatest significance to our stockholders, thus aligning our executives’ interests with those of our stockholders. Where appropriate, individual non-financial performance measures are also considered in determining annual cash bonus compensation.

For the chief executive officer and the chief financial officer, the target amount of their annual cash incentive awards is equal to 80% and 60%, respectively, of their annual base salaries, and the maximum amount of their annual cash incentive awards (subject to discretionary increases by the committee) is equal to 160% and 120%, respectively, of their annual base salaries. Our other executive officers have annual cash bonus award targets that are set by the chief executive officer, with the approval of the compensation and management development committee, according to the executive officer’s job function and level within Triumph. These target and maximum bonus amounts are set and, from time to time, adjusted based upon a consideration of each executive’s compensation level to provide a balance between fixed compensation and compensation at risk that is appropriate in our judgment in each case, taking into consideration the significance of the position and the executive’s record of performance against company objectives. For example, an executive with an established record of successful performance is likely to receive an increase in target and maximum bonus opportunities rather than significant increases in base salary. No payment under the annual cash bonus plan to any one executive officer in any fiscal year may exceed $3.0 million.

The compensation and management development committee determines the amount of the annual cash bonus award of the chief executive officer. The chief executive officer determines the amount of the award to each other executive officer and the other members of management, subject to the review and approval of the compensation and management development committee.

For the fiscal year ended March 31, 2010, the financial performance goal established for the year by the compensation and management development committee, in addition to any individual performance goals, was the achievement by the Company of earnings per share of at least $5.12. Ultimately, for fiscal 2010, we reported fully diluted earnings per share of $5.12. Based upon our performance and its evaluation of other aspects of Mr. Ill’s performance as described above, the compensation and management development committee approved a bonus for Mr. Ill of $1,225,000 for the fiscal year ended March 31, 2010 (169% of salary), an increase of 7% from the prior year’s bonus of $1,160,000. For similar reasons, the compensation and management development committee approved bonuses of $450,000, $500,000, $240,000 and $130,000 for Messrs. Frisby, Kornblatt, Wright and Kindig, respectively, for the fiscal year ended March 31, 2010 (191%, 125%, 103% and 68% of their annual salaries, respectively). With respect to Messrs. Kornblatt, Wright and Kindig, the bonus represented an increase of 4% and 0% and 0% from their prior year’s bonuses.

Long-Term Equity Compensation

We award stock options and restricted stock to executive officers and other management employees to align management’s interest with that of its stockholders. Under Triumph’s 2004 Stock Incentive Plan, the compensation and management development committee can grant stock options and restrictive stock awards to our executive officers as well as to other employees. The compensation and management development committee sets guidelines for the size of stock option awards and restricted stock awards based on factors, including competitive compensation data, similar to those used to determine base salaries and annual cash incentive compensation. The compensation and management development committee determines the size of any grant made to the chief executive officer. The compensation and management development committee also approves the amounts of the grants made to the other executive officers and other members of management, based upon the recommendation of the chief executive officer. In the event of poor corporate performance, the compensation and management development committee may elect not to make equity awards.

Until our 2007 fiscal year, we generally made equity compensation awards under the 2004 Stock Incentive Plan in the form of incentive or nonqualified stock options. The awards were generally made to our executive officers and other senior management employees. The stock options were granted with an exercise price equal to the market price of the common stock on the date of grant, vest over four years and may be exercised for up to ten years from the date of grant. This approach was designed to incentivize the creation of stockholder value over the long term because the full benefit of the compensation package could not be realized unless stock price appreciation occurs over a number of years.

Beginning with our 2006 fiscal year, the compensation and management development committee awarded grants of performance-based restricted stock to our executive officers under the 2004 Stock Incentive Plan. For the grants made for fiscal 2006 and fiscal 2007, the target number of shares covered by each award was subject to increase or decrease based upon the extent to which we achieved an established earnings per share target for the fiscal year, and there was the possibility that the grant would be eliminated altogether if Triumph’s performance for that fiscal year was sufficiently below that objective. In addition, an executive who received an award forfeits the award altogether if the executive voluntarily resigns from Triumph within four years of the grant. This approach was designed to incentivize the creation of stockholder value over the long term because the number of shares covered by the award, and whether the award would be made at all, would depend upon the extent of management’s achievement of the performance target set for the given fiscal year. It was also designed to induce management to remain with Triumph because the award is forfeited if the grant recipient voluntarily resigns. For restricted stock awards granted in fiscal 2007, the target number of shares covered by each award was equal to 50% of the executive officer’s annual base salary on the date of grant, based upon the closing price per share of our common stock as of the date the compensation and management development committee approved the grants.

For the fiscal years ended March 31, 2008, March 31, 2009 and March 31, 2010, the compensation and management development committee awarded a combination of grants of performance-based restricted stock to our executive officers under the 2004 Stock Incentive Plan and deferred cash payments. Under the terms of the grants, if we achieve a target level of earnings per share for the fiscal year, then the executive officers will receive a combination of restricted stock and deferred cash of a total value equal to 50% of their respective base salaries as adjusted at the beginning of that fiscal year. The portion of the grant represented by restricted stock grant will be a number of shares having a value equal to 70% of the total value of the combined grant (using the stock value as of the date the compensation and management development committee determines that the performance objective has been achieved). The remaining portion of the grant will be paid in cash at the same time that the restrictions on the stock grant lapse. If we fail to achieve the target performance objective for the fiscal year, the grant would be eliminated altogether. If the executive remains with Triumph for an additional three years, he will receive the shares of stock free of restrictions as well as the cash payment. This approach was designed to incentivize the creation of stockholder value over the long term because the achievement of the award depends upon the extent of management’s achievement of the performance target set for the given fiscal year. Moreover, we believe the desire to increase the value of the stock to be received upon expiration of the restrictions will induce management both to remain with Triumph to avoid forfeiture of the grant and to achieve superior performance to increase the value of the stock ultimately received.

We generally make awards of long-term equity compensation at a regularly scheduled meeting of the compensation and management development committee held in April of each year. However, for fiscal 2008, the grants were not approved until June 2007 when the final details of the structure of the grants were determined.

Also at the April meeting, the compensation and management development committee acts upon the annual cash incentive awards to management made with respect to Triumph’s performance in the fiscal year just ended and usually approves the salary adjustments to be made for management for the new fiscal year. There is a regularly scheduled meeting of the full Board of Directors held shortly thereafter at which the compensation and management development committee reports on its actions with respect to executive and senior management compensation.

In April 2010, the compensation and management development committee determined that, subject to the full Board’s approval of our financial results for the fiscal year ended March 31, 2010, Triumph had achieved earnings per share of $5.12 established by the compensation and management development committee for the performance-based restricted stock grants made in April 2009.  Accordingly, based upon the then current price of a share of Triumph common stock, the number of shares covered by the performance-based restricted stock grants awarded in April 2009 amounted to a total of 34,743 shares of restricted stock, of which 8,632 shares were awarded to our executive officers. The shares will remain restricted until April 2013.

We have never made equity compensation awards other than at a regularly scheduled meeting of the Board of Directors or the compensation and management development committee.

Pension Benefits

We have a split dollar life insurance program and supplemental executive retirement plan under which certain of our executive officers participate. Benefits are payable upon normal retirement, which is age 65. Early retirement benefits are available with an actuarial reduction for early commencement. The pension benefits are intended to provide competitive retirement benefits to our executives when considered in conjunction with the other retirement benefits we offer.

Deferred Compensation

We offer all of our executives the opportunity to defer all or any part of their bonus for any year, to be paid out over the following two years. Further information about the deferred compensation plan is set forth below.  We believe that the deferred compensation is consistent with competitive practices in our industry.

Perquisites

We provide certain of our executive officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table below. We believe the additional benefits are reasonable, competitive and consistent with Triumph’s overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently and in the case of the tax preparation and counseling services, help them to optimize the value received from the compensation and benefit programs offered. The costs of these benefits constitute only a small percentage of each executive’s total compensation. Included among the benefits are personal use of the company plane (valued based on the incremental cost to Triumph for fuel, landing fees and other variable costs of operating the airplane, but not including fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase cost of the aircraft and the cost of general maintenance), payment of club dues for Mr. Ill, tax preparation for Mr. Ill and Kornblatt, and housing expense for Mr. Kornblatt. Set forth below is the aggregate value of perquisites received by each of our executive officers during fiscal 2010.

Name	Total ($)
Richard C. Ill	26,398

Jeffry D. Frisby	0

M. David Kornblatt	12,253

John B. Wright, II	0

Kevin E. Kindig	0

Employment Agreements

In June 2007, the compensation and management development committee determined that it would be appropriate to provide employment agreements to the executive officers effective only upon the occurrence of a change of control of Triumph. The prospect of a change of control, such as a possible acquisition by another company, causes executives two problems: the executives may be distracted by the need to obtain employment elsewhere; and their personal interest may be at cross purposes with the stockholders’ interest in realizing maximum share value. The executives should have a reasonable level of incentive to consummate the deal. A reasonable level of incentive means they have the security to know that there will be sufficient compensation to cover an extended period of seeking comparable jobs in the event that the acquiror terminates their employment. We believe that the change of control employment agreements will afford the executive a reasonable level of incentive to consummate the deal, and Triumph accordingly entered into the agreements with Messrs. Ill, Frisby, Kornblatt, Wright and Kindig on March 7, 2008.

Since the change of control employment agreements would not be effective until a change of control takes place, the executives will continue to serve at the will of the Board. This allows Triumph to terminate their employment with discretion as to the terms of any severance arrangement except upon the occurrence of a change of control. We believe these agreements recognize the executives’ legitimate concern that a transaction in Triumph’s long-term interest may necessitate their loss of employment while preserving Triumph’s flexibility in retaining executive management in the absence of such a transaction.

Stock Ownership Guidelines

In June 2007, the Board of Directors adopted stock ownership guidelines prescribing minimum levels of Triumph stock ownership our senior executives are expected to meet. The ownership target is expressed as a multiple of base salary. There are four tiers within senior management covered by the guidelines. For the chief executive officer, the multiple is five. For the chief financial officer, the multiple is three. For other executive officers and members of senior management, the multiple is two or one depending on the level of the position. An executive is required to achieve the guideline within five years of assuming a position subject to the guidelines or assuming a new position subject to a higher level of ownership. The executives serving in positions subject to the guidelines at the time of their adoption and not already meeting the guidelines must achieve the guidelines within five years of the date of their adoption.

Of the executive officers named in the Summary Compensation Table, Messrs. Ill, Frisby and Kindig already met the guidelines at the date of their adoption, and Messrs. Wright and Kornblatt have until June 2012 to meet the guidelines.

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation we paid to Richard C. Ill, Chairman and Chief Executive Officer, Jeffry D. Frisby, President and Chief Operating Officer, M. David Kornblatt, Executive Vice President, Chief Financial Officer and Treasurer, and to each of the three most highly compensated executive officers of Triumph, other than the chief executive officer and chief financial officer, for the fiscal years ended March 31, 2008, March 31, 2009 and March 31, 2010. We refer to these individuals as the executive officers elsewhere in this Annual Report on Form 10-K.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard C. Ill	2010	725,000	1,225,000		300,489	—	(202,496)	59,469	2,107,462
Chairman and Chief Executive Officer	2009	725,000	1,160,000		304,258	4,418	56,162	32,524	2,282,362
	2008	680,000	1,088,000		240,812	53,010	508,283	69,644	2,639,749

Jeffry D. Frisby	2010	235,166	450,000		140,249	—	88,587	—	914,002
President and Chief Operating Officer	2009
	2008

M. David Kornblatt	2010	401,000	500,000		297,569	—	—	24,385	1,222,954
Executive Vice	2009	401,000	481,200		262,471	—	—	43,152	1,187,823
President, Chief	2008	316,667	546,000	(6)	195,023	—	—	36,203	1,093,893
Financial Officer and
Treasurer

John B. Wright, II	2010	234,000	240,000		98,515	—	—	8,826	581,341
Vice President,	2009	234,000	240,000		102,180	1,583	—	8,196	585,959
General Counsel and	2008	222,600	215,000		81,698	19,000	—	7,644	543,942
Secretary

Kevin E. Kindig	2010	190,000	130,000		79,579	—	19,490	6,694	425,763
Vice President and Controller	2009	190,000	130,000		83,185	1,330	1,859	6,693	413,067
	2008	180,000	120,000		66,556	15,960	10,053	6,084	398,653

(1)                                  “Bonus” consists of cash bonuses earned in the fiscal year identified. Such bonuses were earned pursuant to Triumph’s annual cash bonus plan for executive officers.

(2)                                  The “Stock Awards” and “Option Awards” columns reflect the grant date fair value for all stock or option awards granted under the 2004 Stock Incentive Plan during fiscal 2008, 2009, and 2010.  These amounts are determined in accordance with Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (FAS 123R), without regard to any estimate of forfeiture for service vesting.  The amounts for 2007 and 2008 have been restated to comply with new disclosure rules of the SEC.  Assumptions used in the calculation of the amounts in these columns for fiscal 2008, 2009, and 2010 are included in footnote 15 to the Company’s audited financial statements for the fiscal year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K.

(3)                                  Represents changes in value under our Supplemental Retirement Plan (the “SERP”) and the split dollar life insurance program (the “Split Dollar Program”). See “Pension Benefits” for additional information, including the present value assumptions used in this calculation.

(4)                                  All Other Compensation includes (i) Triumph’s match for contributions to the 401(k) plan; (ii) income imputed to the executive officer under Triumph’s group’s term life insurance policy; (iii) for Messrs. Ill, Frisby and Kindig, income imputed to the executive officers for the death benefit portion of the Split Dollar Program; (iv) for Messrs. Ill and Kornblatt, personal use of Triumph’s airplane; (v) for Mr. Ill, payment of club dues; (vi) for Mr. Ill, tax preparation allowance; and (vii) for Mr. Kornblatt, housing expenses.

(5)                                  Mr. Kornblatt received a $90,000 signing bonus upon joining Triumph Group, Inc. and a year end bonus of $456,000.

Grants of Plan-Based Awards

The following table lists, for each of the executive officers named in the Summary Compensation Table, information about plan-based awards granted during fiscal 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)(2)	All Other Stock Awards: Number of Shares	Grant Date Fair Value of Stock and
Name	Grant Date	Target	of Stock or Units (#)	Option Awards ($)
Richard C. Ill	4/22/09	362,500	—	—
Jeffry D. Frisby	4/22/09	166,000
M. David Kornblatt	4/22/09	200,500	—	—
John B. Wright, II	4/22/09	117,000	—	—
Kevin E. Kindig	4/22/09	95,000	—	—

(1)                                  Effective April 23, 2010, the compensation and management development committee awarded an incentive performance-based award to our executive officers payable, if achieved, in shares of restricted stock under the 2004 Stock Incentive Plan and a deferred cash payment. Pursuant to the award, the recipient would receive restricted stock and cash valued at 50% of such recipient’s base salary, with 70% of the value of the award paid in restricted stock and 30% of the value of the award paid in cash. In order to receive the restricted stock and cash, Triumph must have achieved earnings per share of $5.12 for fiscal 2010. If the incentive award performance metrics are attained, the restricted stock will be issued in fiscal 2011, subject to vesting, and the award will vest in full in 2013 and be released to the recipient, provided that such recipient remains employed by Triumph or one of its affiliates through the payment date.

(2)                                  Subsequent to March 31, 2010, the compensation and management development committee determined that Triumph had attained the performance objectives for fiscal 2010 and finalized the incentive award payout as follows: Issuance of restricted shares: Mr. Ill—3,325, Mr. Frisby—1,523, Mr. Kornblatt—1,839, Mr. Wright—1,073 and Mr. Kindig—872. The restricted stock awards vest in full on April 23, 2013. In addition, it was determined that the cash payments would be made in 2013 as follows: Mr. Ill—$108,750, Mr. Frisby—$48,800, Mr. Kornblatt—$60,150, Mr. Wright—$35,100 and Mr. Kindig—$28,500, provided that the recipient remains employed by Triumph or one of its affiliates through the payment date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards at March 31, 2010.

	Option Awards		Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Grant	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights Not
Name	Exercisable	Unexercisable	Price ($)	Date(1)	Date	(#)(2)(3)	($)	(#)	Vested ($)
Richard C. Ill	20,000	—	38.35	4/20/01	4/20/11	—	—	—	—
	20,000	—	44.91	4/19/02	4/19/12	—	—	—	—
	40,000	—	32.83	11/12/03	11/12/13	—	—	—	—

	Option Awards		Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Grant	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights Not
Name	Exercisable	Unexercisable	Price ($)	Date(1)	Date	(#)(2)(3)		($)	(#)	Vested ($)
	11,160	—	30.74	4/22/05	4/22/15	—		—	—	—
	—	—	—	—	—	9,490		362,518	—	—
	—	—	—	—	—	3,998		152,723	—	—
	—	—	—	—	—	6,257		438,553	—	—
Jeffry D. Frisby	6,436	—	38.35	4/20/01	4/20/11	—		—	—	—
	2,317	—	44.91	4/19/02	4/19/12	—		—	—	—
	3,045	—	32.83	11/12/03	11/12/13	—		—	—	—
	5,900	—	30.74	4/22/05	4/22/15	—		—	—	—
	—	—	—	—	—	4,538		318,068	—	—
	—	—	—	—	—	1,853		129,876	—	—
	—	—	—	—	—	2,865		200,807	—	—
M. David Kornblatt	—	—	—	—	—	12,000	(4)	458,400	—	—
	—	—	—	—	—	2,235		85,377	—	—
	—	—	—	—	—	3,461		242,581	—	—
John B. Wright, II	10,000	—	32.49	7/12/04	7/12/14	—		—	—	—
	4,000	—	30.74	4/22/05	4/22/15	—		—	—	—
	—	—	—	—	—	3,167		120,979	—	—
	—	—	—	—	—	1,309		50,003	—	—
	—	—	—	—	—	2,020		141,581	—	—
Kevin E. Kindig	6,000	—	44.91	4/19/02	4/19/12	—		—	—	—
	1,000	—	32.83	11/12/03	11/12/13	—		—	—	—
	3,360	—	30.74	4/22/05	4/22/15	—		—	—	—
	—	—	—	—	—	2,541		97,066	—	—
	—	—	—	—	—	1,059		40,453	—	—
	—	—	—	—	—	1,640		114,947	—	—

(1)                                  Options vest in four equal installments on the anniversary of the grant date.

(2)                                  Represents restricted stock awards made on (a)  April 20, 2006, which will vest on April 20, 2010, (b) June 6, 2007, which will vest on June 6, 2011, and (c) April 24, 2008, which will vest on April 24, 2012.

(3)                                  With respect to the awards outstanding at fiscal year end, the named executive officers’ restricted stock was released from restriction subsequent to March 31, 2010, as payment of a fiscal 2007 performance-based incentive award described in footnotes (2) and (3) to the Grants of Plan-Based Awards table.

(4)                                  Upon joining Triumph, Mr. Kornblatt was granted 12,000 restricted shares that vest on the third, fourth, fifth and sixth anniversary of the grant date.  The third anniversary was on June 14, 2010, when 3,000 shares were released.

Option Exercises and Stock Vested

The following table sets forth information concerning option exercises and stock vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard C. Ill	—	—	5,591	221,459.51

Jeffry D. Frisby	—	—	2,957	117,126.77

M. David Kornblatt	—	—	—	—

John B. Wright, II	—	—	2,008	79,536.88

Kevin E. Kindig	—	—	1,684	66,703.29

Pension Benefits

The following table sets forth information concerning pension benefits of the executive officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Richard C. Ill	SERP	17	2,864,174	—
	Split Dollar	17	1,514,520	—
Jeffry D. Frisby	SERP	—	—	—
	Split Dollar	14	269,227	—
M. David Kornblatt	SERP	—	—	—
	Split Dollar	—	—	—
John B. Wright, II	SERP	—	—	—
	Split Dollar	—	—	—
Kevin E. Kindig	SERP	17	120,417	—
	Split Dollar	17	18,236	—

(1)                                  Present values were calculated for the SERP using the following actuarial assumptions: Discount Rate—as of March 31, 2010, a discount rate of 6.00% prior to age 65 and 3.75% after age 65; as of March 31, 2009, a discount rate of 7.25% prior to age 65 and 2.75% after age 65; and, for March 31, 2008, 6.25% prior to age 65 and 3.50% after age 65; Mortality for 2010, 2009 and 2008, the 1994 Group Annuity Mortality table projected to 2002 and blended 50% Male and 50% Female (Unisex table used for lump sum option under the plan).  Present values were calculated for the Split Dollar using the following actuarial assumptions: Discount Rate—as of March 31, 2010, a discount rate of 6.00% both prior to and after age 65; as of March 31, 2009, a discount rate of 7.25% both prior to and after age 65, and as of March 31, 2008, 6.25% both prior to and after age 65; Mortality for all years was the RP 2000 Mortality table.

In 1999, we adopted the Split Dollar Program to provide benefits for certain officers. For Mr. Ill, this program provides annual, lifetime retirement benefits equal to 65% of 1999 total pay, reduced by projected Social Security benefits and further reduced for projected service of less than 20 years. The other officers received annual, lifetime benefits based on their 1999 total pay, projected years of service and other performance parameters. The program provides a death benefit to each participant equal to ten times the participant’s expected annual benefit, reduced by any distributions received, but in no event less than $25,000. Because of the restrictions on loans to executive officers included in the Sarbanes-Oxley Act of 2002, the program was amended in 2002 to retain the split dollar policies purchased in 1999 with no further premium payments, reassign the additional policies to Triumph and adopt an unfunded SERP.

The participating officers’ benefits under the Split Dollar Program and SERP are fully vested and, therefore, are entitled to benefits under the Split Dollar Program upon reaching retirement age (age 65) no matter when they terminate their employment with Triumph. However, if a participating officer is terminated for cause, he is not entitled to receive any benefit under the Split Dollar Program or the SERP. For the purposes of both programs, cause includes dishonesty or willful misconduct in carrying out duties for Triumph, breach of fiduciary duty to Triumph for personal benefit and willful violation of law. In addition, in order to continue to receive benefits under the SERP and the Split Dollar Program, the participating officer cannot compete with Triumph.

The total benefits expected to be provided by the Split Dollar program and the SERP are as follows:

	Total Death Benefit ($)	Annual Payment from Split Dollar ($)	Annual Payment from SERP ($)	Total Annual Payment ($)
Richard C. Ill	3,605,150	139,097	221,418	360,515
Jeffry D. Frisby	445,900	44,590	—	44,590
Kevin E. Kindig	208,320	3,217	17,615	20,832

Both programs allow for early retirement at age 62, provided that the employee makes an irrevocable election at least 12 months prior to termination of employment. Benefits are reduced by 8% for each year early between ages 62 and 65.  In addition, the SERP allows for a lump sum distribution based on the 10 year Treasury bond rate as of the date of retirement, provided that an irrevocable election was made at least 12 months prior to termination. Mr. Ill is currently eligible for normal retirement. Mr. Ill has also made an election that, upon retirement, he will receive his SERP benefit in the form of a lump sum. If Mr. Ill were to have retired on March 31, 2010, he would have received an annual benefit of $139,097 under the Split Dollar program and a lump sum payment of $2,834,636 under the SERP.

Deferred Compensation

We offer all of our executives the opportunity to defer all or any part of their bonus for any year. During the deferral period, the deferred amounts are credited interest at the 10 year U.S. Treasury rate plus 2%. During fiscal 2010, this interest rate was 5.21%. The amount is payable at the executive’s option, at any time in the future prior to 6 years post retirement in one to five year annual increments, except that, if the executive dies, the aggregate balance deferred at the time of his death is payable to his beneficiaries.

Potential Payments upon Termination or Change of Control

As of March 31, 2010, our executive officers did not have employment agreements with Triumph. The information below describes and quantifies compensation that would become payable under existing arrangements in the event of termination of such executive officer’s employment under several different circumstances. The amounts shown assume that such termination was effective as of March 31, 2010, and thus include amounts earned through such time and are estimates of the amounts that would be paid to the executive officers upon their termination. The actual amounts to be paid can only be determined at the time of such executive officer’s separation from Triumph.

Severance.    In addition to the items described below, payments and benefits provided on a non-discriminatory basis to salaried employees generally and in the event of a change of control as discussed below, the compensation and management development committee or the independent directors of the Board may authorize additional severance benefits, although they are not obligated to do so.

Pension Benefits.    A description of the Split Dollar Life Insurance Program in which Messrs. Ill, Frisby and Kindig participate and the SERP in which Messrs. Ill and Kindig participate, including each of their vested benefits under the program is set forth above.  Messrs. Kornblatt and Wright do not participate in either the SERP or the Split Dollar program and Mr. Frisby does not participate in the SERP. Neither the SERP nor the Split Dollar Program are available on a non-discriminatory basis to salaried employees generally.

Stock Options.    Messrs. Ill, Frisby, Wright and Kindig hold stock options issued under our 2004 Stock Incentive Plan. With regard to the outstanding stock options held by Messrs. Ill, Frisby, Wright and Kindig, if the executive officer’s employment terminates for any reason, then all options issued under the 2004 Stock Incentive Plan held by the executive officer will terminate ninety days after the executive officer’s termination, except as follows:

•                                          if an executive officer’s employment terminates as a result of the executive officer’s death, then all vested options will remain exercisable and all options may be exercised until expiration of the stated term of the option;

•                                          if an executive officer’s employment terminates as a result of the executive officer’s disability or retirement due to age, then all exercisable options shall remain exercisable until the expiration of the stated term of the option;

•                                          if an executive officer ceases to be an employee as a result of participation in a voluntary severance incentive program, unless the voluntary severance incentive program provides otherwise, all unvested options will immediately vest and all outstanding options will be exercisable until the expiration of the stated term of the option; and

•                                          if an executive officer ceases to be an employee because of a divestiture by Triumph or termination as part of a workforce restructuring program, the compensation and management development committee may, in its sole discretion, make some or all of the outstanding options granted to the executive officer become fully vested, and such options shall remain exercisable until the expiration of the stated term of the option.

In the event of a change of control (as defined in the 2004 Stock Incentive Plan), the executive officers’ stock options do not automatically accelerate. Acceleration of vesting upon a change of control is at the discretion of the compensation and management development committee.

Messrs. Ill, Frisby, Wright and Kindig hold stock options issued under our 1996 Stock Option Plan, all of which are fully vested. With regard to the outstanding stock options held by Messrs. Ill, Frisby, Wright, and Kindig, if the executive officer’s employment terminates for any reason, then all options issued under the 1996 Stock Option Plan held by the executive officer will terminate thirty days after the executive officer’ termination, except as follows:

•                                          if an executive officer’s employment terminates as a result of the executive officer’s death, then all options will remain exercisable until expiration of the stated term of the option; and

•                                          if an executive officer’s employment terminates as a result of the executive officer’s disability or retirement due to age, then all options shall remain exercisable until the expiration of the stated term of the option.

The table below sets forth the value each executive officer would have realized upon the exercise of his outstanding options under several different termination and change of control scenarios. Amounts in the table are based on a $38.20 closing price per share of our common stock on March 31, 2010 (the last trading day of fiscal 2010) and assume the executive officer immediately exercised and sold all of their vested stock options.

	Voluntary termination; involuntary termination; death; disability; retirement ($)

Termination as part of a
voluntary severance program;
change of control of Triumph
with accelerated vesting;
termination as part of divestiture
or workforce restructuring program
with accelerated vesting ($)

Richard C. Ill	$3,067,946	$3,067,946
Jeffry D. Frisby	$608,242	$608,242
John B. Wright, II	$533,400	$533,400
Kevin E. Kindig	$320,556	$320,556

Restricted Stock.    Messrs. Ill, Frisby, Kornblatt, Wright and Kindig hold restricted stock issued under our 2004 Stock Incentive Plan. The restricted stock awards are subject to adjustment based upon the extent to which Triumph achieves an established performance objective for a particular fiscal year or the market price of Triumph’s common stock when it is determined that the performance objective for the fiscal year has been achieved. If Triumph fails to achieve the target performance objective for the fiscal year, the grant would be eliminated altogether. If Triumph achieves the target performance objective for the fiscal year and the grant recipient remains with Triumph for an additional three years following such achievement, the recipient will receive the shares of stock free of restrictions. With regard to the restricted stock held by Messrs. Ill, Kornblatt, Wright and Kindig, if the executive officer’s employment terminates for any reason, then all unvested shares of restricted stock held by the executive officer under the 2004 Stock Incentive Plan will be forfeited, except as follows:

•                                          if an executive officer’s employment terminates as a result of disability or retirement, the outstanding shares of restricted stock will continue to vest, provided the executive officer refrains from competing with Triumph, does not disclose or improperly use any confidential information of Triumph, discloses and assigns to Triumph any inventions or ideas related to Triumph’s business that the executive officer made or conceived during his employment and, in the case of retirement, provides limited consulting services to Triumph, if requested;

•                                          if an executive officer ceases to be an employee as a result of participation in a voluntary severance incentive program, unless the voluntary severance incentive program provides otherwise, all unvested shares of restricted stock will immediately vest and all forfeiture provisions will lapse; and

•                                          if an executive officer ceases to be an employee because of a divestiture by Triumph or termination as part of a workforce restructuring program, the compensation and management development committee may, in its sole discretion, make some or all of the executive officer’s outstanding restricted stock vested.

In the event of a change of control (as defined in the 2004 Stock Incentive Plan), the restrictions on the executive officers’ restricted stock do not automatically terminate. Termination of restrictions upon a change of control is at the discretion of the compensation and management development committee. The aggregate value of each executive officer’s outstanding restricted stock awards is included in the “Outstanding Equity Awards at Fiscal Year-End” table.

Change of Control Employment Agreements.   We entered into change of control employment agreements with each of Messrs. Ill, Frisby, Kornblatt, Wright and Kindig on March 7, 2008. Under the agreements, each of these executives will become entitled to additional payments and benefits if his employment is terminated under certain conditions within two years (three years in the case of Messrs. Ill and Kornblatt) following a change of control of Triumph. For the purposes of the agreements, a change of control means one of the following events:

•                                          a person, entity or group becomes beneficial owner of 20% or more of our common stock or voting securities;

•                                          there is generally a change in a majority of the our Board of Directors;

•                                          certain corporate reorganizations occur unless stockholders receive 50% or more of the voting securities of the surviving entity, at least a majority of the Board of Directors of the surviving entity were incumbent members of our Board and no person who did not own stock prior to the corporate reorganization becomes a 20% or more holder of the surviving entity; or

•                                          the stockholders approve a liquidation or dissolution of the company.

The principal provisions of the change of control employment agreements will only become effective upon the occurrence of a change of control or if the executive’s employment is terminated in connection with or in anticipation of a change of control. Under the agreements, each executive’s employment with Triumph will continue for two years (three years in the case of Messrs. Ill and Kornblatt) from the date of the change of control (the “Employment Period”). During the Employment Period, the executive will continue in the position he held prior to the change of control and receive generally a monthly base salary at least equal to the highest monthly base salary paid to the executive by Triumph during the year prior to the change of control, an annual bonus in cash at least equal to the highest annual bonus paid to the executive for any of the three fiscal years prior to the change of control (the “Recent Annual Bonus”) and incentive, savings, welfare benefit, fringe benefit and retirement plan participation at least equal to those provided to him prior to the change of control.

The change of control employment agreements provide that if, during the Employment Period, the executive’s employment is terminated by Triumph or the company resulting from a business combination other than for cause, death or disability, or is terminated by the executive for good reason (each as defined in the agreements), he will receive, in a lump sum payment, his then current base salary through the date of termination (to the extent not paid), his bonus for the immediately preceding fiscal year if such bonus has been determined but not paid, his accrued but unpaid vacation pay, his unreimbursed business expenses and an amount representing certain severance benefits. The severance benefits under the agreements will consist of:

•                                          a pro-rated bonus for the year in which the date of termination occurs, based on the higher of the Recent Annual Bonus and the executive’s annual bonus for the last fiscal year (such higher amount, the “Highest Annual Bonus”);

•                                          an amount equal to two times (three times in the case of Messrs. Ill and Kornblatt) (a) the executive’s annual base salary plus (b) the Highest Annual Bonus; and

•                                          a payment equal to Triumph’s contributions under Triumph’s qualified and supplemental defined contribution plans that the executive would have received if he had continued to be employed for two years (three years in the case of Messrs. Ill and Kornblatt) after the date of termination.

The executive will also receive health and other welfare benefits for two years (three years in the case of Messrs. Ill and Kornblatt) at equal levels of coverage.

The change of control employment agreements will also provide that if the executive’s employment is terminated by Triumph for cause, death or disability, or is terminated by the executive without good reason, such executive will receive his then current base salary through the date of termination, together with all compensation and benefits to which he is entitled under Triumph’s benefit plans for periods preceding the date of termination. In addition, if the executive’s employment terminates as a result of death or disability, the executive (or his beneficiaries) will receive death or disability benefits, as applicable, a pro-rated bonus for the year in which the date of termination occurs based on the Highest Annual Bonus and his bonus for the immediately preceding fiscal year if such bonus has been determined but not paid, his accrued and unpaid vacation pay and his unreimbursed business expenses. If an executive voluntarily terminates his employment without good reason, he will also receive a pro-rated bonus for the year in which the date of termination occurs based on the Highest Annual Bonus and accrued and unpaid vacation pay and his unreimbursed business expenses.

Payments upon termination are subject to a six month delay if necessary to avoid additional tax under Section 409A of the Code. If a payment is delayed due to Section 409A, such payment will earn interest at the applicable federal rate.

The agreements further provide that if any payment or benefit to an executive, whether pursuant to the agreements or otherwise, is subject to the excise tax imposed by the Code on “excess parachute payments,” then an additional payment will be made to such executive so that the amount he receives on a net basis will be the same amount that he would have received absent the applicability of the excise tax. However, to the extent the payment or benefit does not exceed 110% of the specified statutory threshold amount giving rise to excise tax, then no additional payment will be paid and the compensation under the change of control employment agreement will be reduced below such statutory threshold.

Pursuant to the change of control employment agreements, each executive has agreed to keep confidential all secret or confidential information of Triumph obtained by the executive over the course of his employment.

Accrued Pay and Regular Retirement Benefits.    In addition to the benefits described above, the executive officers are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•                                          accrued salary and vacation pay;

•                                          life insurance benefits; and

•                                          distributions of plan balances under Triumph’s 401(k) plan.

Similarly, except as described above, upon termination of employment, an executive officer’s options and restricted stock awards are subject to the terms applicable to all recipients of such awards under Triumph’s applicable plans. We are not obligated to provide any special accelerated vesting of executive officers’ options or restricted stock awards.

Other than items described above, payments and benefits provided on a non-discriminatory basis to salaried employees generally and the change of control context, discussed below, the compensation and management development committee or the Board may authorize additional severance benefits, although they are not obligated to do so.

Compensation of Directors

Directors who are also employees do not receive additional compensation for serving as directors. Under our current non-employee director compensation policy, each director who is not our employee receives an annual retainer fee of $30,000. In addition, the chair of the audit committee receives an annual retainer fee of $4,000, each of the chairs of the compensation and management development committee and the nominating and corporate governance committee receives an annual retainer fee of $2,000 and the lead director receives an annual retainer fee of $2,000. Non-employee directors also receive meeting fees of $1,500 for in-person board meetings, $1,000 for in-person committee meetings and $500 for telephonic meetings. Non-employee directors also annually receive an equity-based grant with a grant date value of approximately $40,000. Under the Amended and Restated Directors’ Stock Incentive Plan, non-employee directors can be granted options to purchase shares of our common stock, common stock awards and/or deferred stock units. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or its committees.

Summary Director Compensation Table

The following table summarizes compensation we paid to non-employee directors for their service during fiscal 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Paul Bourgon	48,000	32,233	—	80,233
Richard C. Gozon	52,500	39,559	—	92,059
Claude F. Kronk	47,000	39,559	—	86,559
Joseph M. Silvestri	50,000	32,233	—	82,233
George Simpson	53,000	39,559	—	92,559

(1)                                 The “Stock Awards” and “Option Awards” columns reflect the grant date fair value for all stock or option awards granted under the Amended and Restated Directors’ Stock Incentive Plan during fiscal 2010.  These amounts are determined in accordance with Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (FAS 123R), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns are included in a footnote to the Company’s audited financial statements for the fiscal year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K.

Risk Oversight Generally

Our Board of Directors is responsible for consideration and oversight of risks facing Triumph.  Acting as a whole and through its standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately.  The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management.  In addition to such ongoing supervision, the Board has followed a practice of annually assessing the Company’s strategic risks and opportunities as part of an extended Board meeting.  The Audit Committee performs a central oversight role with respect to financial and compliance risks, and meets independently, outside the presence and without the participation of senior management, with our Director of Internal Audit and our independent accountants in conjunction with each regularly scheduled Board meeting.  All other independent directors are welcome to attend such meetings, and generally do if available.  The Compensation and Management Development Committee considers the risk of the Company’s compensation programs in connection with the design of our compensation programs for senior corporate and Company management.  In addition, the Finance Committee is responsible for assessing risks related to our capital structure, significant financial exposures, our risk management and major insurance programs and our employee retirement plan policies and performance and regularly evaluates financial risks associated with such programs.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2010, the compensation and management development committee of the Board was composed of Richard C. Gozon, Claude F. Kronk and George Simpson. None of the members of the compensation and management development committee is an officer or employee of us or any of our subsidiaries, nor has any of them ever been an officer or employee of us or any of our subsidiaries during the fiscal year ended March 31, 2010. None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Report of Compensation and Management Development Committee

The compensation and management development committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation and management development committee recommended to Triumph’s Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Management Development Committee

George Simpson (Chairman) Richard C. Gozon Claude F. Kronk

This report of the compensation and management development committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that Triumph specifically incorporates this information by reference, shall not otherwise be deemed filed under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and shall not be deemed soliciting material.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Principal Stockholders And Management

As of June 30, 2010, the following directors, executive officers, all directors and executive officers as a group, and 5% beneficial owners, were known to us to be beneficial owners (as defined in regulations issued by the Securities and Exchange Commission (the “SEC”)) of the outstanding common stock shown below.

A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from June 30, 2010 upon the exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and that are exercisable within 60 days from June 30, 2010 have been exercised.

Unless otherwise indicated, the address of each person identified is c/o 1550 Liberty Ridge, Suite 100, Wayne, Pennsylvania 19087.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The percent of total shares outstanding is based upon 24,191,622 outstanding shares of common stock.

	Shares Beneficially Owned
Name	Number	Percent of Total Shares Outstanding
Richard C. Ill(1)	316,037	1.3%
Jeffry D. Frisby(2)	28,871	*
M. David Kornblatt(3)	21,647	*
John B. Wright, II(4)	21,750	*
Kevin E. Kindig(5)(6)	32,282	*
Paul Bourgon	700	*
Elmer L. Doty	3,742	*
Ralph E. Eberhart	—	*
Richard C. Gozon(7)	78,595	*
Claude F. Kronk(8)(9)	74,467	*
Adam J. Palmer	—	*
Joseph M. Silvestri	30,900	*
George Simpson(10)	15,000	*
DBD investors V, L.L.C.(11) c/o The Carlyle Group 1001 Pennsylvania Avenue, N.W. Suite 220 South Washington, DC 20004-2505	5,046,775	20.9%
BlackRock, Inc.(12) 40 East 52nd Street New York, NY 10022	1,721,383	7.1%
All executive officers and directors as a group (13 persons)	623,991	2.6%

*              Less than one percent.

(1)           Mr. Ill currently holds stock options to purchase 91,160 shares of common stock, which options may be exercised in the next 60 days. The amount shown in the table also includes 13,580 shares of restricted common stock.

(2)           Mr. Frisby currently holds stock options to purchase 17,698 shares of common stock, which options may be exercised in the next 60 days.  The amount shown in the table also includes 6,241 shares of restricted common stock.

(3)           Mr. Kornblatt currently holds 16,535 shares of restricted common stock.

(4)           Mr. Wright currently holds stock options to purchase 14,000 shares of common stock, which options may be exercised in the next 60 days. The amount shown in the table also includes 4,402 shares of restricted common stock.

(5)           Mr. Kindig currently holds stock options to purchase 10,360 shares of common stock, which options may be exercised in the next 60 days. The amount shown in the table also includes 3,571 shares of restricted common stock.

(6)           Mr. Kindig disclaims beneficial ownership of 210 shares of common stock beneficially owned by his children.

(7)           Mr. Gozon currently holds stock options to purchase 5,000 shares of common stock, which options may be exercised in the next 60 days.

(8)           Mr. Kronk currently holds stock options to purchase 5,000 shares of common stock, which options may be exercised in the next 60 days.

(9)           Mr. Kronk disclaims beneficial ownership of 64,969 shares of common stock beneficially owned by his child.

(10)         Mr. Simpson currently holds stock options to purchase 5,000 shares of common stock, which options may be exercised in the next 60 days.

(11)         Information is based on a Schedule 13D filed by DBD Investors V, L.L.C., TCG Holdings II, L.P., TC Group Investment Holdings, L.P., TC Group III, L.L.C, TC Group III, L.P., Carlyle Partners III, L.P., CP III Coinvestment, L.P., TCG Holdings, L.L.C., TC Group, L.L.C., TC Group II, L.L.C., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., State Board of Administration of Florida, Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., and Carlyle Investment Group, L.P. on June 28, 2010.  The Schedule 13D reports that on June 16, 2010, (a) DBD Investors V, L.L.C. had shared voting power and shared dispositive power over 5,046,775 shares, (b) TCG Holdings II, L.P. had shared voting power and shared dispositive power over 5,046,775 shares, (c) TC Group Investment Holdings, L.P. had shared voting power and shared dispositive power over 5,046,775 shares, (d) TC Group III, L.L.C. had shared voting power and shared dispositive power over 5,046,775 shares, (e) TC Group III, L.P. had shared voting power and shared dispositive power over 5,046,775 shares, (f) Carlyle Partners III, L.P. had shared voting power and shared dispositive power over 4,896,850 shares, (g) CP III Coinvestment, L.P. had shared voting power and shared dispositive power over 149,925 shares, (h) TCG Holdings, L.L.C. had shared voting power and shared dispositive power over 2,286,283 shares, (i) TC Group, L.L.C. had shared voting power and shared dispositive power over 2,286,283 shares, (j) TC Group II, L.L.C. had shared voting power and shared dispositive power over 1,359,785 shares, (k) Carlyle Partners II, L.P. had shared voting power and shared dispositive power over 640,494 shares, (l) Carlyle International Partners II, L.P. had shared voting power and shared dispositive power over 539,452 shares, (m) State Board of Administration of Florida had shared voting power and shared dispositive power over 248,846 shares, (n) Carlyle-Aerostructures Partners, L.P. had shared voting power and shared dispositive power over 199,994 shares, (o) CHYP Holdings, L.L.C. had shared voting power and shared dispositive power over 181,827 shares, (p) Carlyle-Aerostructures Partners II, L.P. had shared voting power and shared dispositive power over 153,193 shares, (q) C/S/ International Partners had shared voting power and shared dispositive power over 121,633 shares, (r) Carlyle-Aerostructures International Partners, L.P. had shared voting power and shared dispositive power over 79,395 shares, (s) Carylyle-Contour Partners, L.P. had shared voting power and shared dispositive power over 34,765 shares, (t) Carlyle SBC Partners II, L.P. had shared voting power and shared dispositive power over 29,193 shares, (u) Carlyle International Partners III, L.P. had shared voting power and shared dispositive power over 29,013 shares, (v) Carlyle-Aerostructures Management L.P. had shared voting power and shared dispositive power over 19,859 shares, (w) Carlyle-Contour International Partners, L.P. had shared voting power and shared dispositive power over 8,001 shares, and (x) Carlyle Investment Group, L.P. had shared voting power and shared dispositive power over 621 shares.  The address of DBD investors V, L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, D.C. 20004-2505.

(12)         Information is based on a Schedule 13G/A filed by BlackRock, Inc. on April 9, 2010.  The Schedule 13G/A reports that on March 31, 2010, BlackRock, Inc. had sole voting power and sole dispositive power over 1,721,383 shares.  The address of BlackRock, Inc., is 40 East 52nd Street, New York, NY 10022.

Equity Compensation Plan Information

The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended March 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,438	$36.24	1,322,011
Equity compensation plans not approved by security holders	—	—	—

Total	250,438	$36.24	1,322,011

Item 13.                                 Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our policy for the Review, Approval or Ratification of Transactions with Related Persons, which is in writing, requires approval or ratification by our Board of Directors for any transaction in which the amount involved exceeds $120,000, Triumph or one of its subsidiaries is a participant and any related person has a direct or indirect material interest (the “Policy”). The Policy and Triumph’s Code of Business Conduct establish procedures for reporting of potential related party transactions under the policy and potential conflicts of interest. Triumph’s legal department determines whether reported transactions constitute a related party transaction requiring pre-approval.

The Policy provides that the Board may delegate review of a related party transaction to the nominating and corporate governance committee (or another standing or ad hoc committee). In addition, if it is impractical to wait until the next Board or committee meeting to obtain approval of a related party transaction, the chair of the nominating and corporate governance committee may approve the transaction, provided that he reports such approval at the next regularly scheduled Board meeting. If the transaction at issue relates to a member of the Board, that member may not participate in the review of such transaction.

If Triumph becomes aware of a related party transaction that was not pre-approved under the Policy, then the Board will review the matter and evaluate its options (including ratification, revision and termination of the transaction at issue).

Related Party Transactions

We have a commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to us pursuant to long-term contracts.  The Carlyle Group owns a majority stake in Wesco, and is our largest shareholder by virtue of our acquisition of Vought in June 2010.  Adam J. Palmer, one of our Directors, is a Partner of the Carlyle Group and a director of Wesco.  Wesco was a significant vendor to Vought prior to our acquisition and is expected to continue to be a vendor to the Company.

Other than as described above, Triumph is not aware of any transaction since April 1, 2009, or any currently proposed transaction, in which Triumph was or is to be a participant and the amount involved exceeds $120,000, and in which any related party has or will have a direct or indirect material interest.

Director Independence

The Board has determined that Messrs. Bourgon, Eberhart, Gozon, Kronk, Palmer, Silvestri and Simpson are all independent as independence is defined in the listing standards of the New York Stock Exchange and in our Independence Standards for Directors, which are posted on our website at www.triumphgroup.com.

Item 14.                                 Principal Accountant Fees and Services

Ernst & Young LLP has served as our independent registered public accounting firm since 1993. All audit and non-audit services provided by Ernst & Young LLP are approved by the audit committee. Ernst & Young LLP has advised us that it has no direct or material indirect interest in us or our affiliates.

Fees to Independent Registered Public Accounting Firm for Fiscal Years 2010 and 2009

Audit Fees

Ernst & Young LLP’s fees associated with the annual audit of financial statements, the audit of internal control of financial reporting, the reviews of Triumph’s quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC, issuance of consents, and accounting consultations for the fiscal years ended March 31, 2010 and March 31, 2009 were $1,400,000 and $1,545,000, respectively.

Audit-Related Fees

Ernst & Young LLP’s fees for the fiscal years ended March 31, 2010 and March 31, 2009 for assurance and related services that were reasonably related to the performance of the audits of our financial statements were $562,297 and $228,774, respectively. These services consisted primarily of statutory audits.

Tax Fees

Ernst & Young LLP’s fees for the fiscal years ended March 31, 2010 and March 31, 2009 for tax compliance, tax advice and tax planning were $53,851 and $13,520, respectively. These services consisted primarily of review of the Company’s U.S. Federal income tax return Form 1120, assistance with the Company’s adoption of [FIN48] [update to codification], consultation regarding the R&D tax credit and assistance regarding a change in the Company’s tax accounting method.

All Other Fees

Ernst & Young LLP did not perform any professional services other than those described above in the fiscal years ended March 31, 2010 and March 31, 2009.

Audit Committee Pre-Approval Policy

The audit committee pre-approved the engagement of Ernst & Young LLP to render all of the audit and the permitted non-audit services described above. Our audit committee has determined that Ernst & Young LLP’s rendering of all other non-audit services is compatible with maintaining auditor independence. The audit committee has delegated to its chair or, if he is unavailable, any other member of the audit committee, the right to pre-approve all audit services, between regularly scheduled meetings, subject to presentation to the full audit committee at its next meeting.

PART IV

Item 15.                                 Exhibits, Financial Statement Schedules

(b)           Exhibits.

Exhibit Number	Description
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.

Dated: July 29, 2010	By:	/s/ RICHARD C. ILL
Richard C. Ill
Chairman and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*              Filed herewith.