Form 10-Q
period 2010-06-30
TRIUMPH GROUP INC
filed 2010-08-06
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010.

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

610) 251-1000

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

Common Stock, par value $0.001 per share, 24,191,622 shares outstanding as of June 30, 2010.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,706	$157,218
Accounts receivable, less allowance for doubtful accounts of $5,831 and $4,276	296,237	214,497
Inventories, net of unliquidated progress payments of $178,809 and $12,701	807,465	351,224
Rotable assets	26,192	25,587
Prepaid and other current assets	34,357	18,455
Assets held for sale	5,049	5,051
Total current assets	1,205,006	772,032
Property and equipment, net	716,846	327,634
Goodwill	1,505,547	502,074
Intangible assets, net	939,141	79,844
Deferred income taxes and other	129,878	18,392
Total assets	$4,496,418	$1,699,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$142,039	$91,929
Accounts payable	222,294	92,859
Accrued expenses	313,968	98,565
Deferred income taxes	22,840	—
Liabilities related to assets held for sale	776	899
Total current liabilities	701,917	284,252
Long-term debt, less current portion	1,193,236	413,851
Accrued pension and other post-retirement benefits, noncurrent	988,946	1,397
Deferred income taxes, noncurrent	—	113,640
Other noncurrent liabilities	239,763	26,150
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 24,347,951 and 16,817,931 shares issued; 24,191,622 and 16,673,254 outstanding	24	17
Capital in excess of par value	820,396	314,870
Treasury stock, at cost, 156,329 and 144,677 shares	(8,971)	(7,921)
Accumulated other comprehensive (loss) income	(2,321)	705
Retained earnings	563,428	553,015
Total stockholders’ equity	1,372,556	860,686
Total liabilities and stockholders’ equity	$4,496,418	$1,699,976

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009

Net sales	$406,350	$316,130
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	297,856	224,348
Selling, general and administrative	43,480	39,836
Acquisition-related costs	17,367	—
Depreciation and amortization	14,797	14,076
	373,500	278,260

Operating income	32,850	37,870
Interest expense and other	11,791	5,326
Income from continuing operations before income taxes	21,059	32,544
Income tax expense	9,479	11,023
Income from continuing operations	11,580	21,521
Loss from discontinued operations, net	(208)	(3,482)
Net income	$11,372	$18,039

Earnings per share—basic:
Income from continuing operations	$0.65	$1.31
Loss from discontinued operations, net	(0.01)	(0.21)
Net income	$0.64	$1.10

Weighted average common shares outstanding—basic	17,753	16,432
Earnings per share—diluted:
Income from continuing operations	$0.62	$1.30
Loss from discontinued operations, net	(0.01)	(0.21)
Net income	$0.61	$1.09

Weighted average common shares outstanding—diluted	18,731	16,611

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

 Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009

Operating Activities
Net income	$11,372	$18,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,797	14,076
Accretion of debt discount	1,664	1,494
Other amortization included in interest expense	753	382
Provision for doubtful accounts receivable	(142)	106
Provision for deferred income taxes	487	1,192
Employee stock-based compensation	641	880
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	34,370	15,787
Rotable assets	(606)	(605)
Inventories	(11,713)	(1,318)
Prepaid expenses and other current assets	454	(2,763)
Accounts payable, accrued expenses and other current liabilities	(34,804)	(19,057)
Changes in discontinued operations	(123)	4,443
Other	5,515	(172)
Net cash provided by operating activities	22,665	32,484
Investing Activities
Capital expenditures	(16,940)	(7,073)
Proceeds from sale of property & equipment	210	92
Acquisitions, net of cash acquired	(333,228)	(970)
Net cash used in investing activities	(349,958)	(7,951)
Financing Activities
Net increase (decrease) in revolving credit facility	85,000	(12,730)
Proceeds from issuance of long-term debt	740,705	26
Proceeds from equipment leasing facility and other capital leases	—	6,669
Repayment of debt and capital lease obligations	(595,389)	(2,118)
Payment of deferred financing costs	(22,171)	(6)
Dividends paid	(668)	(667)
Repurchase of restricted shares for minimum tax obligation	(1,803)	(470)
Proceeds from exercise of stock options, including excess tax benefit of $183 and $98 in fiscal 2011 and 2010	645	819
Net cash used in financing activities	206,319	(8,477)
Effect of exchange rate changes on cash	(538)	320

Net change in cash	(121,512)	16,376
Cash at beginning of period	157,218	14,478

Cash at end of period	$35,706	$30,854

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009

Net income	$11,372	$18,039
Other comprehensive income:
Foreign currency translation adjustment	(3,323)	6,163
Unrealized gain (loss) on cash flow hedge, net of tax of $177 and $248	297	421
Total other comprehensive income (loss)	(3,026)	6,584

Total comprehensive income (loss)	$8,346	$24,623

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the preliminary allocation of the purchase price of the Company’s acquisition of Vought Aircraft Industries, Inc. (“Vought”) completed on June 16, 2010 (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The Company designs, engineers, manufactures, repairs and overhauls a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers of commercial, regional, business and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.

As discussed in Note 3, on June 16, 2010, the Company completed the acquisition of Vought.  The Company’s first quarter fiscal 2011 consolidated financial statements are inclusive of Vought’s operations from June 16, 2010 through June 30, 2010.  Management believes that the acquisition of Vought significantly advances its technical capabilities and enhances its ability to offer aerostructure systems solutions to its customers. The integration of Vought with Triumph creates a leading Tier One Capable supplier with strong positions in commercial and military platforms.  Strategically, the acquisition of Vought provides further diversification across customers and programs, as well as exposure to new growth platforms.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. The Aftermarket Services Group provides repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer’s fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

A significant portion of the Company’s contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification (“ASC”) and revenue and costs on contracts are recognized using percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units of delivery method.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•                  Under the cost-to-cost method, progress toward completion is measured as the ratio of total costs incurred to estimated total costs at completion. Costs are recognized as incurred. Profit is determined based on estimated profit margin on the contract multiplied by progress toward completion. Revenue represents the sum of costs and profit on the contract for the period.

•                  Under the units-of-delivery method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered. As contracts can span multiple years, the Company often segments the contracts into production lots for the purposes of accumulating and allocating cost. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.

Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Construction and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect results of operations and cash flows, as well as valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Construction and Production-Type Contracts topic.

Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with the customer and to the extent that units have been delivered. Additionally, some contracts may contain provisions for revenue sharing, price re-determination, requests for equitable adjustments, change orders or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured.

Although fixed-price contracts, which extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs the Company will incur in performing these contracts and in projecting the ultimate level of revenue that may otherwise be achieved.

Failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss. The Company believes that it has recognized adequate provisions in the financial statements for losses on fixed-price contracts, but cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes and amounts retained by the customer pending contract

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

completion. Unbilled amounts are generally billed and collected within one year. The Company continuously monitors collections and payments from customers.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 40% and 26% of total accounts receivable as of June 30, 2010 and March 31, 2010, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the three months ended June 30, 2010 were $149,297, or 37% of net sales, of which $141,265 and $8,032 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2009 were $89,232, or 28% of net sales, of which $79,428 and $9,804 were from the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Inventories

Inventoried costs primarily relate to work in process under fixed-price contracts. They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, manufacturing and engineering overhead, and production tooling costs.

Advance Payments and Progress Payments

Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities under the Accrued expenses caption.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $641 and $880, respectively. The benefits of tax deductions in excess of recognized compensation expense were $183 and $98 for the three months ended June 30, 2010 and 2009, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The components of intangible assets, net, are as follows:

	June 30, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.4 years	$74,082	$(53,363)	$20,719
Non-compete agreements, customer relationships, contracts and other	14.4 years	313,132	(28,710)	284,422
Tradenames	Indefinite-lived	634,000	—	634,000
Total intangibles, net		$1,021,214	$(82,073)	$939,141

	March 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.4 years	$74,082	$(51,762)	$22,320
Non-compete agreements, customer relationships, contracts and other	9.6 years	83,606	(26,082)	57,524
Total intangibles, net		$157,688	$(77,844)	$79,844

Amortization expense for the three months ended June 30, 2010 and 2009 was $4,280 and $4,255, respectively.

Supplemental Cash Flow Information

The Company paid $685 and $1,119 for income taxes, net of refunds received for the three months ended June 30, 2010 and 2009, respectively. The Company made interest payments of $25,481 and $4,889 for the three months ended June 30, 2010 and 2009, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3).

During the three months ended June 30, 2010, the Company issued 7,496,165 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3) and financed $6,804 of property and equipment additions through capital leases.

3. ACQUISITIONS

Vought Aircraft Industries, Inc.

On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures-Vought Commercial Division and Triumph Aerostructures-Vought Integrated Programs Division, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Vought’s customer base is comprised of the leading global aerospace original equipment manufacturers or OEMs and over 80% of its revenue is from sole source, long-term contracts. Vought’s revenues for the year ended December 31, 2009 were $1.9 billion and Vought employed approximately 5,900 people.  The Company incurred $17,367 in acquisition-related costs in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments.  Such commitments expired upon closing of the acquisition of Vought.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3. ACQUISITIONS (continued)

Fair value of consideration transferred: The following details consideration transferred to acquire Vought:

		Estimated	Form of
(in thousands, except share and per share amounts)	Shares	Fair Value	Consideration
Number of Triumph shares issued to Vought shareholders	7,496,165
Triumph share price as of the acquisition date	$67.35	$504,867	Triumph common stock
Cash consideration transferred to Vought shareholders		547,950	Cash

Total fair value of consideration transferred		$1,052,817

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analyses is obtained. The Company expects to finalize these amounts during the second and third quarters of fiscal 2011. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date. The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

June 16, 2010
Cash	$214,833
Accounts receivable	116,401
Inventory	445,014
Prepaid expenses and other	5,039
Property and equipment	377,050
Goodwill	996,940
Intangible assets	864,000
Deferred tax assets	195,076
Other assets	13,582
Total assets	$3,227,935

Accounts payable	$150,134
Accrued expenses	233,749
Debt	590,710
Other noncurrent liabilities	1,200,525
Total liabilities	$2,175,118

Intangible assets: The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted - Average Life	Estimated Fair Value

Customer relationships/contracts	15.8 years	$230,000
Tradename	Indefinite-lived	634,000
Total intangibles		$864,000

Deferred taxes: The Company provided deferred taxes and recorded other adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of previously recorded valuation allowance associated with Vought’s historical operating losses.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3. ACQUISITIONS (continued)

Debt: Simultaneously with the closing of the acquisition of Vought, the Company repaid $603,111 of Vought’s debt and accrued interest in connection with the closing, including $270,000 in 8% senior notes, $320,710 in senior credit facilities and $12,401 in accrued but unpaid interest.

Pension obligations: The Company assumed several defined benefit pension plans covering some of Vought’s employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their company service or years of service accrued under the plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from us. The Company also assumed certain other post-retirement benefit plans (OPEB), namely healthcare and life insurance benefits for eligible retired employees, which are unfunded.

The following is an estimate of the funded position of the assumed pension and OPEB plans as of the acquisition date, as well as the associated weighted-average assumptions used to determine benefit obligations:

Estimated Fair Value

Projected benefit obligation	$2,390,317
Fair value of plan assets	1,360,211
Net Unfunded Status	$1,030,106

Amounts recognized in the accompanying Consolidated Balance Sheet:

Estimated Fair Value

Accrued expenses	$40,769
Accrued pension and other post-retirement benefits, noncurrent	989,337
Net Unfunded Status	$1,030,106

Weighted average assumption used to determine benefit obligations at the acquisition date and net period benefit cost from the acquisition date through March 31, 2011:

	Pension Benefits	Other Post-retirement Benefits
Discount rate	6.03%	5.58%
Expected rate of return on plan assets	8.50%	N/A
Rate of compensation increase	4.00%	N/A

The pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations. The allocation guidelines of the pension plan assets are as follows: public equity - 53% to 61%; alternative investment funds - 2% to 12%, fixed income investments - 28% to 34% and real estate funds - 3% to 7%.

Goodwill: Goodwill in the amount of $996,940 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, goodwill recorded as part of the acquisition of Vought includes:

•                  the expected synergies and other benefits that the Company believes will result from combining the operations of Vought with the operations of Triumph;

•                  any intangible assets that do not qualify for separate recognition such as assembled workforce; and

•                  the value of the going-concern element of Vought’s existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

The goodwill is not deductible for tax purposes.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (continued)

The recorded amounts for assets and liabilities are provisional and subject to change. The following items still are subject to change:

•                  amounts for intangibles and property and equipment pending finalization of valuation efforts;

•                  amounts for pension and other post-retirement benefit obligations pending the finalization of actuarial valuation efforts;

•                  amounts for income tax assets, receivables and liabilities pending the filing of Vought’s pre-acquisition tax returns and the receipt of information from the taxing authorities which may change certain estimates and assumptions used; and

•                  the allocation of goodwill among reporting units.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives, can materially impact results of operations.

Pro forma impact of the acquisition: The unaudited pro forma results presented below include the effects of the acquisition of Vought as if it had been consummated as of April 1, 2009. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property & equipment, off market contracts and favorable leases. To better reflect the combined operating results, material nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2009.

	Three months ended June 30,
	2010	2009
Net sales	$763,350	$790,310
Income from continuing operations	14,319	44,116

Income from continuing operations — basic	$0.60	$1.84
Income from continuing operations — diluted	$0.57	$1.83

FISCAL 2010 ACQUISITIONS

Acquisition of DCL Avionics, Inc.

Effective January 29, 2010, the Company’s wholly-owned subsidiary Triumph Instruments — Burbank, Inc. acquired the assets and business of DCL Avionics, Inc. (“DCL”). DCL operated a Federal Aviation Administration (“FAA”) approved avionics repair station and components dealership. DCL provides Triumph Instruments—Burbank, Inc. with additional capacity as well as a strategic location on the Van Nuys, California, airport. The results for Triumph Instruments — Burbank, Inc. continue to be included in the Company’s Aftermarket Services segment.

Acquisition of Fabritech, Inc.

Effective March 1, 2010, the Company acquired all of the outstanding shares of Fabritech, Inc. (“Fabritech”), renamed Triumph Fabrications — St. Louis, Inc. Triumph Fabrications — St. Louis, Inc. is a component manufacturer and repair station for critical military rotary-wing platforms. Fabritech provides the Company with high-end maintenance and manufactured solutions focused on aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. The results

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

for Triumph Fabrications — St. Louis, Inc. were included in the Company’s Aftermarket Services segment as of March 31, 2010, have been reclassified to the Company’s Aerospace Systems segment as of and during the quarter ended June 30, 2010.

The acquisitions of DCL and Fabritech are herein referred to as the “fiscal 2010 acquisitions.”  The combined purchase price for the fiscal 2010 acquisitions of $33,913 includes cash paid at closing, deferred payments and estimated contingent payments.  The estimated contingent payments represent an earnout contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 are $6,400, $5,000 and $4,600, respectively.  The estimated fair value of the earnout note at the date of acquisition of $10,500, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $22,391 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at approximately $4,100 with a weighted-average life of 10.0 years.  The Company is awaiting final appraisal of tangible and intangible assets related to the fiscal 2010 acquisitions. Accordingly, the Company has recorded its best estimate of the value of intangible assets, property and equipment and contingent consideration. Therefore, the allocation of purchase price for the fiscal 2010 acquisitions is not complete.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the fiscal 2010 acquisitions:

Cash	$532
Accounts receivable	640
Inventory	6,708
Prepaid expenses and other	79
Property and equipment	1,579
Goodwill	22,391
Intangible assets	4,100
Total assets	$36,029

Accounts payable	$304
Accrued expenses	1,812
Total liabilities	$2,116

The fiscal 2010 acquisitions have been accounted for under the acquisition method and, accordingly, are included in the consolidated financial statements from the effective date of acquisition. The fiscal 2010 acquisitions were funded by the Company’s cash and cash equivalents at the date of acquisition. The Company incurred $406 in acquisition-related costs in connection with the fiscal 2010 acquisitions recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.

The following unaudited pro forma information for the three months ended June 30, 2009 has been prepared assuming the fiscal 2010 acquisitions had occurred on April 1, 2009.

Three months ended
June 30, 2009
Net sales	$319,300
Income from continuing operations	20,776

Income from continuing operations — basic	$1.26
Income from continuing operations — diluted	$1.25

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

Revenues of discontinued operations were $480 and $986 for the three months ended June 30, 2010 and 2009, respectively.  The loss from discontinued operations was $208 and $3,482, net of income tax benefit of $112 and $1,875 for the three months ended June 30, 2010 and 2009, respectively.  Included in the loss from discontinued operations for the three months ended June 30, 2009 is an impairment charge of $2,512. Interest expense of $63 and $804 was allocated to discontinued operations for the three months ended June 30, 2010 and 2009, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	JUNE 30,	MARCH 31,
	2010	2010
Assets held for sale:
Accounts receivable, net	$1,636	$1,656
Inventories	389	372
Property, plant and equipment	3,000	3,000
Other	24	23
Total assets held for sale	$5,049	$5,051
Liabilities held for sale:
Accounts payable	$110	$227
Accrued expenses	318	324
Other noncurrent liabilities	348	348
Total liabilities held for sale	$776	$899

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

5.             INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2010	2010
Raw materials	$82,157	$51,028
Manufactured and purchased components	196,673	162,281
Work-in-process	663,687	111,975
Finished goods	43,037	38,641
Less: unliquidated progress payments	(178,089)	(12,701)
Total inventories	$807,465	$351,224

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2010	2010

Revolving credit facility	$85,000	$—
Receivable securitization facility	120,000	75,000
Equipment leasing facility and other capital leases	71,685	69,560
Term loan credit agreement	348,262	—
Secured promissory notes	11,107	11,107
Senior subordinated notes due 2017	172,620	172,561
Senior notes due 2018	347,454	—
Convertible senior subordinated notes	171,169	169,584
Other debt	7,978	7,968
	1,335,275	505,780
Less current portion	142,039	91,929
	$1,193,236	$413,851

Credit Facility

On May 10, 2010, the Company entered into a credit agreement (the “Credit Facility”). The Credit Facility became available on June 16, 2010 in connection with the consummation of the acquisition of Vought.  The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company, the subsidiaries of the Company party thereto. Such liens are pari passu to the liens securing the Company’s obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the “Intercreditor Agreement”). In connection with entering into the Credit Facility, the Company incurred approximately $2,666 of financing costs. These costs, along with the $3,763 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

The Credit Facility replaced and refinanced the Company’s Amended and Restated Credit Agreement dated as of August 14, 2009 (the “2009 Credit Agreement”), which agreement was terminated and all obligations thereunder paid in full upon the consummation of the acquisition of Vought.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $535,000 outstanding at any time. The comparable limit under the 2009 Credit Agreement was $485,000. Approximately $148,600 in loans were drawn under the Credit Facility in connection with the consummation of the acquisition of Vought. The Credit Facility bears interest at either: (i) LIBOR plus between 2.25% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.300% and 0.500% on the unused portion of the Credit Facility.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.

At June 30, 2010, there were $85,000 in borrowings and $46,855 in letters of credit outstanding under the facility.  At March 31, 2010, there were no borrowings and $6,123 in letters of credit outstanding under the 2009 Credit Agreement.  The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of June 30, 2010, the Company had borrowing capacity under this facility of $403,145 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2010, the Company entered into an amended receivable securitization facility (the “Securitization Facility”), increasing the purchase limit from $125,000 to $175,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of June 30, 2010, the maximum amount available under the Securitization Facility was $118,600. The Securitization Facility is due to expire in June 2011 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.50% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At June 30, 2010, there was $120,000 outstanding under the Securitization Facility.  In connection with amending the Securitization Facility, the Company incurred approximately $461 of financing costs. These costs, along with the $540 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During June 2009, the Company added additional capital leases resulting in proceeds of $6,669.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Credit Facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

During the three months ended June 30, 2010, the Company entered into new capital leases in the amount of $6,804 to finance a portion of the Company’s capital additions for the period.

Term Loan Credit Agreement

The Company entered into a term loan credit agreement dated as of June 16, 2010 (the “Term Loan”), which proceeds were used to partially finance the acquisition of Vought. The Term Loan provides for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,452 of costs, which were deferred and are being amortized into expense over the term of Term Loan.

The obligations under the Term Loan are guaranteed by substantially all of the Company’s domestic subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement (the “Term Loan Guarantee and Collateral Agreement”) and certain other collateral agreements, in each case subject to the Intercreditor Agreement. Borrowings under the Term Loan bear interest, at the Company’s option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%.

The Term Loan contains certain covenants, restrictions and events of default, in each case substantially similar to those under the Credit Facility including, but not limited to, a maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. The Company is currently in compliance with all such covenants.  In addition, the Term Loan provides for mandatory principal prepayments on the term loans outstanding thereunder under certain circumstances.

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

The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinated to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (as defined below), including borrowings under the Company’s existing Credit Facility, and pari passu with the Company’s and the Guarantor Subsidiaries’ existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of the Company’s domestic restricted subsidiaries that guarantees any of the Company’s debt or that of any of the Company’s restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company’s debt or that of any of the Company’s domestic restricted subsidiaries incurred under any credit facility (collectively, the “Guarantor Subsidiaries”), in each case on a senior subordinated basis.  If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make such payments.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.                                      LONG-TERM DEBT (Continued)

The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed, plus an applicable premium set forth in the Indenture and accrued and unpaid interest, if any.  The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015, and (iii) 100% of the principal amount of the Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest.  In addition, at any time prior to November 15, 2012, the Company may redeem up to 35% of the principal amount of the 2017 Notes with the net cash proceeds of qualified equity offerings at a redemption price equal to 108% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2017 Notes (the “2017 Indenture”).

Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2017 Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2010.

The 2017 Indenture contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.

Senior Notes due 2018

On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.625% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.270% of principal amount and have an effective interest yield of 8.75%.  Interest on the Notes accrues at the rate of 8.625% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,062 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

The 2018 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2018 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.

The Company may redeem some or all of the 2018 Notes prior to July 15, 2014 by paying a “make-whole” premium. The Company may redeem some or all of the 2018 Notes on or after July 15, 2014 at specified redemption prices. In addition, prior to July 15, 2013, the Company may redeem up to 35% of the 2018 Notes with the net proceeds of certain equity offerings at a redemption price equal to 108.625% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2018 Notes (the “2018 Indenture”).

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.                                      LONG-TERM DEBT (Continued)

The Company is obligated to offer to repurchase the 2018 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.  This change of control feature represents an embedded derivative. Since it is within control of the Company to call the 2018 Notes at any time after July 15, 2014, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned as of June 30, 2010.

The 2018 Indenture contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.

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

The Company received net proceeds from the sale of the Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s then existing credit facility. Debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over a period of five years.

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is within the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2010.

The Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Notes are convertible into the Company’s common stock at a rate equal to 18.3655 shares per $1,000 principal amount

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.                                      LONG-TERM DEBT (Continued)

of the Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended June 30, 2010 and June 30, 2009, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of June 30, 2010 and June 30, 2009, respectively.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended June 30, 2010 and June 30, 2009 was $70.41 and $40.96, respectively.  Therefore, 745,376 and zero additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended June 30, 2010 and June 30, 2009, respectively.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. As of June 30, 2010, the remaining discount of $7,881 will be amortized on the effective interest method through October 1, 2011. The debt and equity components recognized for the Notes as of June 30, 2010 were as follows:

Principal amount of convertible notes	$179,050
Unamortized discount (1)	7,881
Net carrying amount	171,169

(1)         Remaining recognition period of 1.25 years as of June 30, 2010.

The amount of interest expense recognized and the effective rate for the Notes were as follows:

	Three months ended June 30,
	2010	2009
Contractual coupon interest	$1,175	$1,229
Amortization of discount on convertible notes	1,585	1,494
Interest expense	2,760	2,723

Effective interest rate	6.5%	6.5%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.                                      DERIVATIVES

Interest Rate Swap

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

In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the three months ended June 30, 2010, $479 was recognized as a reduction to interest expense and other for the change in fair value of the Swap.

As of June 30, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the three months ended June 30, 2010, $579 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $2,053 and $2,527 as of June 30, 2010 and March 31, 2010, respectively, were included in Other noncurrent liabilities.

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Period ended June 30,		Period ended June 30,
	(Effective Portion)	2010	2009	2010	2009
Cash Flow Hedges
Interest rate swap	Interest expense and other	$(297)	$421	$(579)	$(533)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $1,569 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2011.

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

Level 3      Unobservable inputs for the asset or liability

The following table provides the assets reported at fair value and measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $(759)	$(1,294)	$—	$(1,294)	$—
Contingent earnout	$(10,830)	$—	$—	$(10,830)

The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate.  The fair value of the contingent earnout at the date of acquisition was $10,500 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2010 and March 31, 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,335,275	$1,401,781	$505,780	$582,199

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

8.                                      FAIR VALUE MEASUREMENTS (Continued)

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available.

Except for long-term debt, the Company's financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. The financial instruments held by the Company could potentially expose it to a concentration of credit risk. The Company invests its excess cash in money market funds and other deposit instruments placed with major banks and financial institutions. The Company has established guidelines related to diversification and maturities to maintain safety and liquidity.

9.                                      EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	JUNE 30,
	(in thousands)
	2010	2009

Weighted average common shares outstanding — basic	17,753	16,432
Net effect of dilutive stock options	233	179
Potential common shares — convertible debt	745	—
Weighted average common shares outstanding — diluted	18,731	16,611

The weighted average common shares outstanding — basic includes the 7,496,165 shares issued as partial consideration in the acquisition of Vought for the pro-rata portion of the quarter ended June 30, 2010 (See Note 3). The period to date weighted average calculations will continue to be impacted by the issuance of the shares for the remainder of fiscal 2011.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of June 30, 2010 and March 31, 2010, the total amount of accrued income tax-related interest and penalties was $424 and $403, respectively.

As of June 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits was $7,687 and $4,434, respectively, of which $6,652 and $3,331, respectively, would impact the effective rate, if recognized.  The Company anticipates that total unrecognized tax benefits may be reduced by $625 due to the expiration of statutes of limitation for various federal tax issues in the next 12 months.

The Company has filed appeals in a prior state tax examination jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The fiscal years ended March 31, 2009 and 2008 are currently being examined by the Internal Revenue Service.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The effective income tax rate for the quarter ended June 30, 2010 was 45.2% reflecting the non-deductibility of certain acquisition related expenses in the quarter, as well as the absence of the Research and Development tax credit, which expired December 31, 2009.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.                               GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2010 through June 30, 2010:

	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2010 *	$449,697	$52,377	$502,074
Goodwill recognized in connection with acquisitions	996,940	—	996,940
Purchase price allocation adjustments	8,020	92	8,112
Effect of exchange rate changes and other	(1,579)	—	(1,579)
Balance, June 30, 2010	$1,453,078	$52,469	$1,505,547

* The March 31, 2010 segment balances have been revised to give effect to the adjustment of Triumph Fabrications — St. Louis (acquired March 2010) from the Aftermarket Services segment to the Aerospace System segment.

12.                               SEGMENTS

The Company has two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company’s Aerospace Systems Group segment consists of 51 operating locations and the Aftermarket Services segment consists of 13 operating locations at June 30, 2010.

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators and mechanical control cables. The segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of complex aerostructures and various structural components used in aircraft wings, fuselages, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

In anticipation of the acquisition of Vought in early fiscal 2011, management began to consider certain organizational changes in an effort to align the operations reporting units. Management is currently evaluating the impact of the reorganization on the Company’s externally reported segments in accordance with ASC Topic 280, Segment Reporting.

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

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009
Net sales:
Aerospace systems	$346,856	$259,973
Aftermarket services	59,797	57,784
Elimination of inter-segment sales	(303)	(1,627)
	$406,350	$316,130

Income from continuing operations before income taxes:
Operating income (expense):
Aerospace systems	$54,414	$41,845
Aftermarket services	4,122	2,423
Corporate	(25,686)	(6,398)
	32,850	37,870
Interest expense and other	11,791	5,326
	$21,059	$32,544

Depreciation and amortization:
Aerospace systems	$11,374	$10,702
Aftermarket services	3,043	3,256
Corporate	380	118
	$14,797	$14,076

Capital expenditures:
Aerospace systems	$7,855	$5,512
Aftermarket services	894	1,030
Corporate	8,191	531
	$16,940	$7,073

	JUNE 30,	MARCH 31,
	2010	2010
Total Assets:
Aerospace systems	$4,157,262	$1,206,357
Aftermarket services	298,605	300,777
Corporate	35,502	187,791
Discontinued operations	5,049	5,051
	$4,496,418	$1,699,976

During the three months ended June 30, 2010 and 2009, the Company had foreign sales of $70,522 and $64,530, respectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.       SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder’s equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2010 and March 31, 2010, statements of operations for the three months ended June 30, 2010 and 2009, and statements of cash flows for the three months ended June 30, 2010 and 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash	$24,468	$578	$10,660	$—	$35,706
Accounts receivable, net	1,973	123,050	171,214	—	296,237
Inventories	—	778,629	28,836	—	807,465
Rotable assets	—	22,629	3,563	—	26,192
Prepaid expenses and other	22,467	11,402	488	—	34,357
Assets held for sale	—	5,049	—	—	5,049
Total current assets	48,908	941,337	214,761	—	1,205,006
Property and equipment, net	24,819	675,678	16,349	—	716,846
Goodwill and other intangible assets, net	2,210	2,396,532	45,946	—	2,444,688
Other, net	33,324	96,345	209	—	129,878
Intercompany investments and advances	550,194	(38,932)	491	(511,753)	—
Total assets	$659,455	$4,070,960	$277,756	$(511,753)	$4,496,418

Current liabilities:
Current portion of long-term debt	$686	$19,821	$121,532	$—	$142,039
Accounts payable	5,436	210,216	6,642	—	222,294
Accrued expenses	9,097	298,149	6,722	—	313,968
Deferred income taxes	18,167	4,673	—	—	22,840
Liabilities related to assets held for sale	—	776	—	—	776
Total current liabilities	33,386	533,635	134,896	—	701,917

Long-term debt, less current portion	1,131,310	61,926	—	—	1,193,236
Intercompany debt	(1,979,062)	1,900,919	78,143	—	—
Other noncurrent liabilities	21,012	1,209,062	(1,365)	—	1,228,709
Total stockholders’ equity	1,452,809	365,418	66,082	(511,753)	1,372,556
Total liabilities and stockholders’ equity	$659,455	$4,070,960	$277,756	$(511,753)	$4,496,418

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash	$148,437	$1,712	$7,069	$—	$157,218
Accounts receivable, net	1,571	29,995	182,931	—	214,497
Inventories	—	322,615	28,609	—	351,224
Rotable assets	—	22,456	3,131	—	25,587
Prepaid expenses and other	12,728	5,176	551	—	18,455
Assets held for sale	—	5,051	—	—	5,051
Total current assets	162,736	387,005	222,291	—	772,032
Property and equipment, net	9,854	301,568	16,212	—	327,634
Goodwill and other intangible assets, net	—	533,640	48,278	—	581,918
Other, net	16,489	1,690	213	—	18,392
Intercompany investments and advances	410,733	(1,563)	2,853	(412,023)	—
Total assets	$599,812	$1,222,340	$289,847	$(412,023)	$1,699,976

Current liabilities:
Current portion of long-term debt	$469	$14,915	$76,545	$—	$91,929
Accounts payable	2,560	83,885	6,414	—	92,859
Accrued expenses	32,208	60,507	5,850	—	98,565
Liabilities related to assets held for sale	—	899	—	—	899
Total current liabilities	35,237	160,206	88,809	—	284,252

Long-term debt, less current portion	342,550	71,301	—	—	413,851
Intercompany debt	(771,776)	636,409	135,367	—	—
Accrued pension and other post-retirement benefits, noncurrent	—	1,397	—	—	1,397
Deferred income taxes and other	133,115	7,979	(1,304)	—	139,790
Total stockholders’ equity	860,686	345,048	66,975	(412,023)	860,686
Total liabilities and stockholders’ equity	$599,812	$1,222,340	$289,847	$(412,023)	$1,699,976

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$385,503	$21,840	$(993)	$406,350

Operating costs and expenses:
Cost of sales	—	282,805	16,044	(993)	297,856
Selling, general and administrative	7,939	33,012	2,529	—	43,480
Acquisition-related	17,367	—	—	—	17,367
Depreciation and amortization	380	13,659	758	—	14,797
	25,686	329,476	19,331	(993)	373,500
Operating income (loss)	(25,686)	56,027	2,509	—	32,850
Intercompany interest and charges	(22,261)	21,440	821	—	—
Interest expense and other	10,181	2,619	(1,009)	—	11,791
Income (loss) from continuing operations, before income taxes	(13,606)	31,968	2,697	—	21,059
Income tax expense (benefit)	(2,495)	11,692	282	—	9,479
Income (loss) from continuing operations	(11,111)	20,276	2,415	—	11,580
Loss on discontinued operations, net	—	(208)	—	—	(208)
Net income (loss)	$(11,111)	$20,068	$2,415	$—	$11,372

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$302,599	$16,659	$(3,128)	$316,130

Operating costs and expenses:
Cost of sales	—	216,293	11,183	(3,128)	224,348
Selling, general and administrative	6,280	31,228	2,328	—	39,836
Depreciation and amortization	118	13,035	923	—	14,076
	6,398	260,556	14,434	(3,128)	278,260
Operating income (loss)	(6,398)	42,073	2,195	—	37,870
Intercompany interest and charges	(23,457)	23,529	(72)	—	—
Interest expense and other	4,177	747	402	—	5,326
Income from continuing operations, before income taxes	12,882	17,797	1,865	—	32,544
Income tax expense	3,865	6,649	509	—	11,023
Income from continuing operations	9,017	11,148	1,356	—	21,521
Loss on discontinued operations, net	—	(3,482)	—	—	(3,482)
Net income	$9,017	$7,666	$1,356	$—	$18,039

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$(11,111)	$20,068	$2,415	$—	$11,372

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(46,062)	45,368	11,987	—	11,293
Net cash (used in) provided by operating activities	(57,173)	65,436	14,402	—	22,665
Capital expenditures	(8,191)	(8,379)	(370)	—	(16,940)
Proceeds from sale of assets and businesses	—	210	—	—	210
Acquisitions, net of cash acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(8,191)	(341,397)	(370)	—	(349,958)
Net decrease in revolving credit facility	85,000	—	—	—	85,000
Proceeds on issuance of debt	695,695	10	45,000	—	740,705
Retirements and repayments of debt	(590,843)	(4,534)	(12)	—	(595,389)
Payments of deferred financing costs	(22,171)	—	—	—	(22,171)
Dividends paid	(668)	—	—	—	(668)
Withholding of restricted shares for minimum tax obligation	(1,803)	—	—	—	(1,803)
Proceeds from exercise of stock options, including excess tax benefit	645	—	—	—	645
Intercompany financing and advances	(224,460)	279,351	(54,891)	—	—
Net cash (used in) provided by financing activities	(58,605)	274,827	(9,903)	—	206,319
Effect of exchange rate changes on cash	—	—	(538)	—	(538)
Net change in cash	(123,969)	(1,134)	3,591	—	(121,512)
Cash at beginning of period	148,437	1,712	7,069	—	157,218
Cash at end of period	$24,468	$578	$10,660	$—	$35,706

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$9,017	$7,666	$1,356	$—	$18,039

Adjustments to reconcile net income to net cash provided by operating activities	1,169	5,704	7,572	—	14,445
Net cash provided by operating activities	10,186	13,370	8,928	—	32,484
Capital expenditures	(531)	(6,203)	(339)	—	(7,073)
Proceeds from sale of assets and businesses	—	92	—	—	92
Cash used for businesses and intangible assets acquired	—	(596)	(374)	—	(970)
Net cash used in investing activities	(531)	(6,707)	(713)	—	(7,951)
Net decrease in revolving credit facility	(12,730)	—	—	—	(12,730)
Proceeds from issuance of debt	—	6,695	—	—	6,695
Retirements and repayments of debt	—	(2,118)	—	—	(2,118)
Payments of deferred financing costs	(6)	—	—	—	(6)
Dividends paid	(667)	—	—	—	(667)
Withholding of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	819	—	—	—	819
Intercompany financing and advances	21,271	(15,080)	(6,191)	—	—
Net cash (used in) provided by financing activities	8,217	(10,503)	(6,191)	—	(8,477)
Effect of exchange rate changes on cash	—	—	320	—	320
Net change in cash	17,872	(3,840)	2,344	—	16,376
Cash at beginning of period	3,821	5,457	5,200	—	14,478
Cash at end of period	$21,693	$1,617	$7,544	$—	$30,854

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.                                 RELATED PARTIES

The Company has a commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to us pursuant to long-term contracts.  The Carlyle Group owns a majority stake in Wesco, and is the Company’s largest shareholder.  The Carlyle Group may indirectly benefit from its economic interest in Wesco from its contractual relationships with us.  The total amount paid to Wesco pursuant to the Company’s contracts with Wesco for the three month period ended June 30, 2010 was approximately $148.

15.                                 SUBSEQUENT EVENTS

In July 2010, the Company made approximately $71,600 in contributions, including voluntary contributions of $50,000, to the Company’s defined benefit pension plans, using cash on hand as well as availability under the Credit Facility.

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

On June 16, 2010, we announced the completion of the acquisition of Vought Aircraft Industries, Inc. (“Vought”) from The Carlyle Group.  The acquired business is operating as Triumph Aerostructures-Vought Commercial Division and Triumph Aerostructures-Vought Integrated Programs Division.

•                  Net sales for the first quarter of the fiscal year ending March 31, 2011 increased 28.5% to $406.4 million, including 2.1% increase due to organic growth.

•                  Operating income in the first quarter of fiscal 2011 decreased 13.3% to $32.9 million, which included $17.4 million of acquisition-related expenses associated with the acquisition of Vought.

•                  Income from continuing operations for the first quarter of fiscal 2011 decreased 46.2% to $11.6 million, due to the acquisition-related expenses associated with the acquisition of Vought.

•                  Backlog increased to $3.3 billion due to the acquisition of Vought, having an organic increase of 1% from the prior year, but an organic decrease of 1% sequentially from the prior quarter.

•                  Income from continuing operations was $0.62 per diluted common share, which included the effect of $0.71 per diluted share for acquisition-related expenses associated with the acquisition of Vought.

•                  We generated $22.7 million of cash flow from operating activities.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with recent Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measures that we disclose are EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three months ended June 30,
	2010	2009
Income from continuing operations	$11,580	$21,521
Depreciation and amortization	14,797	14,076
Interest expense and other	11,791	5,326
Income tax expense	9,479	11,023
EBITDA	47,647	51,946
Acquisition-related expenses	17,367	—
Adjusted EBITDA	$65,014	$51,946

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009

	QUARTER ENDED
	JUNE 30,
	2010	2009
	(dollars in thousands)
Net sales	$406,350	$316,130
Segment operating income	$58,536	$44,268
Corporate expenses	(25,686)	(6,398)
Total operating income	32,850	37,870
Interest expense and other	11,791	5,326
Income tax expense	9,479	11,023
Income from continuing operations	11,580	21,521
Loss from discontinued operations, net	(208)	(3,482)
Net income	$11,372	$18,039

Net sales increased by $90.3 million, or 28.5%, to $406.4 million for the quarter ended June 30, 2010 from $316.1 million for the quarter ended June 30, 2009. The acquisition of Vought along with the acquisitions of Fabritech, Inc. (now Triumph Fabrications — St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments — Burbank), collectively, the “fiscal 2010 acquisitions,” contributed $83.5 million of the net sales increase.  Excluding the effects of the acquisition of Vought and the fiscal 2010 acquisitions, organic sales increased $6.7 million, or 2.1%.

Cost of sales increased by $73.5 million, or 32.8%, to $297.8 million for the quarter ended June 30, 2010 from $224.3 million for the quarter ended June 30, 2009. This increase includes the impact of the acquisition of Vought and the fiscal 2010 acquisitions noted above, which contributed $69.9 million.

Excluding the effects of these acquisitions, gross margin was 29.4% for the quarter ended June 30, 2010, compared with 29.0% for the quarter ended June 30, 2009.

Segment operating income increased by $14.3 million, or 32.2%, to $58.5 million for the quarter ended June 30, 2010 from $44.3 million for the quarter ended June 30, 2009.  The segment operating income increase was a direct result of contributions from the acquisition of Vought and the fiscal 2010 acquisitions ($8.7 million), as well as improvement in organic gross margin ($3.0 million), decreased legal expenses ($2.0 million) including the net recovery of $0.8 million of prior legal costs and a favorable settlement of a retroactive pricing agreement, offset by costs related to the signing of a collective bargaining agreement.

Corporate expenses increased by $19.3 million, or 301.5%, to $25.7 million for the quarter ended June 30, 2010 from $6.4 million for the quarter ended June 30, 2009.  Corporate expenses included $17.4 million of non-recurring acquisition-related transaction and integration costs associated with the acquisition of Vought. The remaining corporate expense increase was impacted by higher salaries and bonus ($3.4 million) due to increased corporate head count as compared to the prior year period and an increase of $0.2 million of start up costs related to the Mexican facility compared to the prior year period.

Interest expense and other increased by $6.5 million, or 121.4%, to $11.8 million for the quarter ended June 30, 2010 compared to $5.3 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009, including the Senior Subordinated Notes due 2017 (the “2017 Notes”), the Senior Notes due 2018 (‘the 2018 Notes”) and the Term Loan, along with higher interest rates on our revolving credit facility.

The effective income tax rate for the quarter ended June 30, 2010 was 45.0% compared to 33.9% for the quarter ended June 30, 2009.  The effective income tax rate is impacted by the $17.4 million in acquisition-related expenses, which were only partially deductible for tax purposes.  For the fiscal year ending March 31, 2011, the Company expects its effective tax rate to be approximately 36%.

Loss from discontinued operations before income taxes was $0.3 million for the quarter ended June 30, 2010 compared with a loss from discontinued operations before income taxes of $5.4 million, for the quarter ended June 30, 2009, which includes an impairment charge of $2.5 million.  The benefit for income taxes was $0.1 million for the quarter ended June 30, 2010 compared to a benefit of $1.9 million in the prior year period.

Business Segment Performance

The Aerospace Systems segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. The Aerospace Systems segment’s revenues are also derived from stretch forming, die forming, milling, bonding, machining, welding and assembly and fabrication of complex aerostructures and various structural components used in aircraft wings, fuselages, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, environmental control system ducts and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

We currently generate a majority of our revenue from clients in the commercial aerospace industry, the military, and the business jet industry. Our growth and financial results are largely dependent on continued demand for our products and services from clients in these industries. If any of these industries experiences a downturn, our clients in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three months ended June 30,
	2010	2009
Aerospace Systems
Commercial aerospace	38.3%	33.6%
Military	34.0	34.8
Regional	2.0	3.7
Business Jets	7.1	4.7
Non-aviation	3.9	4.9
Total Aerospace Systems net sales	85.3%	81.7%
Aftermarket Services
Commercial aerospace	11.0%	13.4%
Military	1.8	2.9
Regional	0.4	0.6
Business Jets	0.7	0.7
Non-aviation	0.8	0.7
Total Aftermarket Services net sales	14.7	18.3
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the regional jet end-market continues to decline in the current economy.  We continue to experience an increase in the mix of the commercial aerospace end-market. We also continue to experience growth in the military end-market.

	QUARTER ENDED JUNE 30,		%	% OF TOTAL SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)

NET SALES
Aerospace Systems	$346,856	$259,973	33.4%	85.4%	82.2%
Aftermarket Services	59,797	57,784	3.5%	14.7%	18.3%
Elimination of inter-segment sales	(303)	(1,627)	(81.4)%	(0.1)%	(0.5)%
Total Net Sales	$406,350	$316,130	28.5%	100.0%	100.0%

	QUARTER ENDED JUNE 30,		%	% OF SEGMENT SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerospace Systems	$54,414	$41,845	30.0%	15.7%	16.1%
Aftermarket Services	4,122	2,423	70.1%	6.9%	4.2%
Corporate	(25,686)	(6,398)	301.5%	n/a	n/a
Total Segment Operating Income	$32,850	$37,870	(13.3)%	8.1%	12.0%

Aerospace Systems: The Aerospace Systems segment net sales increased by $86.9 million, or 33.4%, to $346.9 million for the quarter ended June 30, 2010 from $260.0 million for the quarter ended June 30, 2009. The increase was primarily due to the additional sales associated with the acquisition of Vought and fiscal 2010 acquisitions of $83.5 million, in addition to organic sales growth of $3.4 million.

Aerospace Systems segment operating income increased by $12.6 million, or 30.0%, to $54.4 million for the quarter ended June 30, 2010 from $41.8 million for the quarter ended June 30, 2009. Operating income increased due to contributions from the acquisition of Vought and the fiscal 2010 acquisitions ($8.7 million), as well as decreases in litigation ($2.0 million) and a favorable settlement of a retroactive pricing agreement, offset by costs related to the signing of a collective bargaining agreement.

Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.7% for the quarter ended June 30, 2010 as compared to 16.1% for the quarter ended June 30, 2009, due to the lower margins contributed by the acquisition of Vought and the fiscal 2010 acquisitions, offset by the reduction in expenses discussed above.

Aftermarket Services: The Aftermarket Services segment net sales increased by $2.0 million, or 3.5%, to $59.8 million for the quarter ended June 30, 2010 from $57.8 million for the quarter ended June 30, 2009.

Aftermarket Services segment operating income increased by $1.7 million, or 70.1%, to $4.1 million for the quarter ended June 30, 2010 from $2.4 million for the quarter ended June 30, 2009.  Operating income increased primarily due to increased sales volume as described above, as well as an increase in gross margin of approximately 1% as a result of increased efficiencies in production associated with the higher volume of work and decreased salaries ($0.7 million) due to lower headcounts. In addition, the prior year period included $0.3 million in expenses incurred to shut down a service facility in Austin, Texas. The results of our Phoenix, Arizona APU operations were accretive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales increased to 6.9% for the quarter ended June 30, 2010 as compared with 4.2% for the quarter ended June 30, 2009, due to an increase in gross margin, as well as the continued improvements in production and operations at the Phoenix APU operations.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the three months ended June 30, 2010, we generated approximately $22.7 million of cash flows in operating activities, used approximately $350.0 million in investing activities and received approximately $206.3 million in financing activities.

Cash flows from operations for the three months ended June 30, 2010 decreased $9.8 million, or 30.2% from the three months ended June 30, 2009. Our cash flows from operations decreased due to a decrease of $6.7 million in net income, which included $17.4 million in acquisition-related expenses for the acquisition of Vought. The decrease in cash flows was driven by an inventory cash usage of $11.7 million, and $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought, offset by continued improvements in cash collection efforts resulting in a $17.8 million improvement as compared to the three months ended June 30, 2009.

As of June 30, 2010, $403.1 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2010, an aggregate amount of approximately $85.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.35% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

At June 30, 2010, there was $120.0 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In June 2010, the Company issued the 2018 Notes for $350.0 million in principal amount.  The 2018 Notes were sold at 99.270% of principal amount for net proceeds of $347.5 million, and have an effective interest yield of 8.75%. Interest on the 2018 Notes is payable semi-annually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.1 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

Also in June 2010, the Company entered into a six-year Term Loan for $350.0 million in principal amount. The proceeds of the loans under the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. Borrowings under the Term Loan bear interest, at the Company’s option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%. In connection with the closing on the Term Loan, the Company incurred approximately $7.5 million of costs, which were deferred and are being amortized into expense over the term of Term Loan.

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

On April 18, 2008, the Company entered into a financing agreement amendment with the City of Shelbyville, Indiana related to the City of Shelbyville, Indiana Economic Development Revenue Bonds, Series 2005 (the “2005 Bonds”).  The amendment divides the original $6.3 million bond, of which $5.8 million was drawn as of April 18, 2008, into two separate bonds, a floating rate bond and a fixed rate bond that replace the original bond in its entirety.  Both bonds are due to mature on October 1, 2020.  The floating rate bond, Series 2005A, is authorized to be issued in the aggregate principal amount of $0.5 million, and bears interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.00% at June 30, 2010).  The proceeds of the Series 2005A Bonds of up to $0.5 million were used to fund the expansion of one of the Company’s subsidiary’s facility. The fixed rate bond, Series 2005B, is authorized to be issued in the aggregate principal amount of $5.8 million, and bears interest at a fixed rate equal to 4.45%.

On April 18, 2008, the Company entered into a loan agreement with the Montgomery County Industrial Development Authority related to the Economic Development Revenue Bond, Series 2008 (the “2008 Bonds”).  The proceeds of the 2008 Bonds of up to $5.0 million were used to fund improvements to property and equipment at one of the Company’s subsidiaries.  The 2008 Bonds are due to mature on April

18, 2023 and bear interest at a variable rate equal to approximately ninety percent of the three-month LIBOR rate (the effective rate was 2.50% at June 30, 2010).  As of June 30, 2010, $2.1 million was drawn against the 2008 Bonds.

Capital expenditures were approximately $16.9 million for the three months ended June 30, 2010, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $80.0 to $90.0 million for our fiscal year ending March 31, 2011.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,349,820	$139,664	$213,345	$114,534	$882,277
Debt interest (2)	375,140	53,532	102,324	92,475	126,809
Operating leases	90,772	28,830	30,277	17,976	13,689
Contingent payments (3)	48,775	12,500	18,449	17,826	—
Purchase obligations	901,470	562,145	338,168	1,108	49
Total	$2,765,977	$796,671	$702,563	$243,919	$1,022,824

(1) Included in the Company’s balance sheet at June 30, 2010, plus discounts on Convertible Senior Subordinated Notes, Term Loan, 2017 Notes and 2018 Notes of $7.9 million, $1.7 million, $2.4 million and $2.5 million, respectively, being amortized to expense through September 2011, July 2016, November 2017 and July 2018, respectively.

(2) Includes fixed-rate interest only.

(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $6.7 million as of June 30, 2010 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made contributions to our defined benefit pension plans of $1.5 million and $0.3 million in fiscal 2010 and 2009, respectively.  As a result of the acquisition of Vought, we expect to make total pension and post-retirement plan contributions of $165.0 million to our defined benefit plans during fiscal 2011.  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the “Relief Act”), was signed into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. The Relief Act could have a significant impact on plan contributions beyond fiscal 2011.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. During the three months ended June 30, 2010, we did not make any material changes to our critical accounting policies subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2010 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report, except for the items that have become critical as a result of the acquisition of Vought as discussed below.

Revenue and Profit Recognition

Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured.

A significant portion of our contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the ASC and revenue and costs on contracts are recognized using percentage-of-completion methods of accounting.  Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion.  Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method.

•                  Under the cost-to-cost method, progress toward completion is measured as the ratio of total costs incurred to our estimate of total costs at completion.  We recognize costs as incurred.  Profit is determined based on our estimated profit margin on the contract multiplied by our progress toward completion.  Revenue represents the sum of our costs and profit on the contract for the period.

•                  Under the units-of-delivery method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method are equal to the total costs at completion divided by the total units to be delivered.  As our contracts can span multiple years, we often segment the contracts into production lots for the purposes of accumulating and allocating cost.  Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.

Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur.  These estimates are also sensitive to the assumed rate of production.  Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb.  The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made.  Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Revenue-Construction-Type and Production-Type Contracts topic.  Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory.  Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Revenue-Construction-Type and Production-Type Contracts topic.

Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.

Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with our customer and to the extent that units have been delivered.  Additionally, some contracts may contain provisions for revenue sharing, price re-determination, requests for equitable adjustments, change orders or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured.

Although fixed-price contracts, which extend several years into the future, generally permit us to keep unexpected profits if costs are less than projected, we also bear the risk that increased or unexpected costs may reduce our profit or cause the Company to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, not withstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of revenue that may otherwise be achieved.

Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed price contract may reduce the profitability of a fixed price contract or cause a loss.  We believe we have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.

The Aftermarket Services Group providers repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer’s fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Post-retirement Plans

The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, the assumed average rate of compensation increase and rate of growth for medical costs.  The actuarial assumptions used to calculate these costs are reviewed annually or when a remeasurement is necessary.  Assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the measurement date.

The assumed discount rate utilized is based on a point in time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon on a review of yield rates associated with long-term, high quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high quality corporate bonds.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation (“PBO”).  The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy.   This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year’s annual pension expense is not affected.  The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.

The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees.  This rate is utilized principally in calculating the PBO and annual pension expense.

In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees.  Such benefits are unfunded as of June 30, 2010.  Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage.  Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.  From time to time, we have made changes to the benefits provided to various groups of plan participants.  Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary.  In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.

In accordance with the Compensation — Retirement Benefits topic of the ASC we recognized the funded status of our benefit obligation in our statement of financial position as of December 31, 2008.   This funded status is remeasured as of our annual remeasurement date.  The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan.  In order to recognize the funded status, we determined the fair value of the plan assets.  The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement.  Investments that are not publicly traded were valued based on the estimated fair value of those investments as of the remeasurement date based on our evaluation of data from fund managers and comparable market data.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors set forth in Part II. Item 1A of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt.  As of June 30, 2010, approximately 59% of our debt is fixed rate debt.  Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed rate debt. We anticipate that our fixed rate debt may continue remaining within this range during the remainder of fiscal 2011.  The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 6 of “Notes to Consolidated Financial Statements.”

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of June 30, 2010. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted average rate at June 30, 2010.

Expected Years of Maturity

	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$17,039	$195,322	$11,204	$11,516	$11,023	$546,538	$792,642
Weighted average interest rate (%)	6.81	7.40	8.19	8.23	8.28	8.22
Variable rate cash flows (in thousands)	$122,265	$3,500	$3,500	$88,500	$3,500	$335,553	$557,178
Weighted average interest rate (%)	3.98	4.24	5.22	5.17	3.48	2.70

There are no other significant market risk exposures.

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

As of June 30, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 1A. Risk Factors.

You should consider carefully the following risk factors. If any of the following uncertainties or risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones that may affect us or our stockholders. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations. There are references in the risk factors below to pro forma financial results of the Company and Vought. Please note that the preliminary unaudited pro forma condensed combined balance sheet of the Company and Vought as of and for the fiscal year ended March 31, 2010, and the preliminary unaudited pro forma condensed consolidated statements of income for the fiscal year ended March 31, 2010 and the notes thereto, have been filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 22, 2010.

Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations and liquidity.

A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2010.  Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems.  Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable.  We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past.  When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income.  Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity.   We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties.  In addition, an increase in energy costs and the price of fuel to the airlines, similar to that which occurred in 2008, could result in additional pressure on the operating costs of airlines.  The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by sudden hostility in oil producing areas.  Often airlines are unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs.  Other events of general impact such as terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

In addition, demand for our maintenance, repair and overhaul services is strongly correlated with worldwide flying activity.  A significant portion of the maintenance, repair and overhaul (“MRO”) activity required on commercial aircraft is mandated by government regulations that limit the total time or number of flights that may elapse between scheduled MRO events. As a result, although short-term deferrals are possible, MRO activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long term, trends in the MRO market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, and cargo miles flown.   Consequently, conditions or events which contribute to declines in worldwide ASMs and cargo miles flown, such as those mentioned above, could negatively impact our MRO business.

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

We may fail to realize all of the expected benefits of the acquisition of Vought.

On June 16, 2010, we completed the acquisition of Vought. Vought was a company with revenues almost twice our revenues prior to the acquisition and approximately as many employees. The acquisition of Vought is by far the largest acquisition we have made. The success of the acquisition of Vought will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Triumph and Vought.  However, to realize these anticipated benefits, we must successfully combine the businesses.  If we are not able to achieve these objectives, or do not do so in a timely manner, the anticipated benefits of the acquisition of Vought may not be realized fully or at all or may take longer to realize than expected.

In addition, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of the acquisition of Vought.  Integration efforts between the two companies will also divert management attention and resources and could have an adverse effect on us during the transition period.

Our acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.

We have a consistent strategy to grow, in part, through the acquisition of additional businesses in the aerospace industry and are continuously evaluating various acquisition opportunities, including those outside the United States and those that may have a material impact on our business.  Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates.  Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the risk of diverting the attention of senior management from our existing operations, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies.  We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, successfully integrate these acquired businesses.

A significant decline in business with a key customer could have a material adverse effect on us.

The Boeing Company, or Boeing Commercial, Military & Space, represented approximately 52% of our net sales on a pro forma basis after giving effect to the acquisition of Vought, and on a stand-alone basis, 30% of Triumph’s net sales and 66% of Vought’s net sales, in each case for the twelve months ended March 31, 2010, covering virtually every Boeing plant and product.  As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.  In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

Demand for military and defense products is dependent upon government spending.

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

For the fiscal year ended March 31, 2010, approximately 36% of our sales on a pro forma basis after giving effect to the acquisition of Vought and 37% of Triumph sales on a stand-alone basis were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government.  Approximately 35% of Vought’s revenue for fiscal year 2009 was derived from the military and defense market, which includes primarily indirect sales to the U.S. Government.  As a result, our exposure to the military and defense market is significant.

We also face the risk that the C-17 program could be completed upon fulfillment of currently outstanding production orders.  We currently have a contract with Boeing to support C-17 production through April 2011.  The President’s proposed 2010 budget does not include funding for the procurement of new C-17 aircraft, although Congress has proposed adding funding for additional aircraft.  Boeing currently has confirmed orders with the U.S. Air Force and various foreign militaries to produce C-17 through 2012 at a rate of approximately 10 aircraft per year.  In addition there are additional orders for 2013 that have been confirmed and Boeing has reported that there is strong interest from India for 10 aircraft as well as interest from Qatar, Saudi Arabia, South Africa and Japan.  These additional orders would allow production to be continued through 2014 at today’s current rate.  However, there can be no assurance that these additional orders will materialize.  Our business could be adversely impacted if the U.S. Government does not fund additional C-17 aircraft or if additional orders from Foreign Militaries do not materialize and Boeing decides not to fund beyond their current commitment.  As a result, the loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations.

Future volatility in the financial markets may impede our ability to successfully access capital markets and ensure adequate liquidity and may adversely affect our customers and suppliers.

Future turmoil in the capital markets may impede our ability to access the capital markets when we would like, or need, to raise capital or restrict our ability to borrow money on favorable terms.  Such market conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future.  In addition, interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms.  As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale.  If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms.  Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries.  United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).  EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.  The U.S. Government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations.  We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC.  In addition, we are subject to the Foreign Corrupt Practices Act which generally bars bribes or unreasonable gifts to foreign governments or officials.

Violations of these laws or regulations could result in significant additional sanctions, including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter into contracts with the U.S. government.  A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our expansion into international markets may increase credit, currency and other risks, and our current operations in international markets expose us to such risks.

As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability.  In addition, with operations in China, Germany, Mexico, Thailand and the United Kingdom, and customers throughout world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions.  In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States.  Risks inherent to international operations include, but are not limited to, the following:

•                  difficulty in enforcing agreements in some legal systems outside the United States;

•                  imposition of additional withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls;

•                  fluctuations in exchange rates which may affect demand for our products and services and may adversely affect our profitability in U.S. dollars;

•                  inability to obtain, maintain or enforce intellectual property rights;

•                  changes in general economic and political conditions in the countries in which we operate;

•                  unexpected adverse changes in the laws or regulatory requirements outside the United States, including those with respect to environmental protection, export duties and quotas;

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

A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional aerospace companies and product lines.  In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low cost countries, and may need additional capital to do so.  Our ability to grow is dependent upon, and may be limited by, among other things, access to markets and conditions of markets, availability under the Credit Facility and Securitization Facility and by particular restrictions contained in the Credit Facility and our other financing arrangements.  In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

Competitive pressures may adversely affect us.

We have numerous competitors in the aerospace industry.  We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Cessna, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills.  Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.  We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Goodrich Corp., Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace.  Competition for the repair and overhaul of aviation components comes from three primary sources:  OEMs, major commercial airlines and other independent repair and overhaul companies.

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

The construction of aircraft is heavily regulated and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, and we may incur significant expenses to comply with new or more stringent governmental regulation.

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies.  We must be certified by the FAA and, in some cases, by individual OEMs in order to engineer and service parts, components and aerostructures used in specific aircraft models.  If any of our material authorizations or approvals were revoked or suspended, our operations would be adversely affected.  New or more stringent governmental regulations may be adopted, or industry oversight heightened in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

Some contractual arrangements with customers may cause us to bear significant up-front costs that we may not be able to recover.

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

Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us or the failure of an aircraft component designed or manufactured by us.  While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities.  Additionally, as the number of insurance companies providing general aviation product liability insurance coverage has decreased in recent years, insurance coverage may not be available in the future at a cost acceptable to us.  Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition.

The lack of available skilled personnel may have an adverse effect on our operations.

From time to time, some of our operating locations have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components.  Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.  Additionally, the service of key members of the Vought management team and other personnel are expected to be critical to ensure the smooth and timely integration of Vought’s business into Triumph.

Any exposure to environmental liabilities may adversely affect us.

Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations, and we are subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements.  Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.  Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future.  Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation for potential or identified environmental contamination.  Lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.  Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites.  In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to specified exclusions, deductibles and limitations on the survival period of the indemnity.  We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the clean-up of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified.  However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

We are currently involved in intellectual property litigation, which could have a material and adverse impact on our profitability, and we could become so involved again in the future.

We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures.  In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights.  In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future.  The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant, as in the case of the litigation arising out of the claims of Eaton Corporation discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC in May 2010.  Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty.  Not only can such litigation divert management’s attention, but it can also expose the Company to damages and potential injunctive relief which, if granted, may preclude the Company from making, using or selling particular products or technology.  The expense and time associated with such litigation may have a material and adverse impact on our profitability.

We do not own certain intellectual property and tooling that is important to our business.

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

Our business also depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with our OEM customers.  These contracts contain restrictions on our use of the intellectual property and tooling and may be terminated if we violate certain of these restrictions.  Our loss of a contract with an OEM customer and the related license rights to use an OEM’s intellectual property or tooling would materially adversely affect our business.

Our fixed-price contracts may commit us to unfavorable terms.

For the year fiscal year ended March 31, 2010, a significant portion of our net sales on a pro forma basis after giving effect to the acquisition of Vought were derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract.  Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts.  In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts.  Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term.  Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause significant losses.

Any significant disruption from key suppliers of raw materials and key components could delay production and decrease revenue.

We are highly dependent on the availability of essential raw materials such as carbon fiber, aluminum and titanium, and purchased engineered component parts from our suppliers, many of which are available only from single customer-approved sources.  Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs and management distraction and adversely affect production schedules and contract profitability.

We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts are subject to a number of risks including:

•                  availability of capital to our suppliers;

•                  the destruction of our suppliers’ facilities or their distribution infrastructure;

•                  a work stoppage or strike by our suppliers’ employees;

•                  the failure of our suppliers to provide raw materials or component parts of the requisite quality;

•                  the failure of essential equipment at our suppliers’ plants;

•                  the failure or shortage of supply of raw materials to our suppliers;

•                  contractual amendments and disputes with our suppliers; and

•                  geopolitical conditions in the global supply base.

In addition, some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, and substantial increases in prices could increase our operating costs, which, as a result of our fixed price contracts, we may not be able to recoup through increases in the prices of our products.

Due to economic difficulty, we may face pressure to renegotiate agreements resulting in lower margins.  Our suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.

Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity.  We maintain property damage and business interruption insurance at the levels typical in our industry, however, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business.  Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events.

Significant consolidation by aerospace industry suppliers could adversely affect our business.

The aerospace industry has recently experienced consolidation among suppliers.  Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers.  This consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power.  When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices.  If this consolidation continues, our operating costs could increase and it may become more difficult for us to be successful in obtaining new customers.

Due to the size and long-term nature of many of our contracts, we are required by GAAP to estimate sales and expenses relating to these contracts in our financial statements, which may cause actual results to differ materially from those estimated under different assumptions or conditions.

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States.  These principles require our management to make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses during the reporting period.  Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues.  Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables.  While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.

We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.

At March 31, 2010, we employed 12,508 people on a pro forma basis after giving effect to the acquisition of Vought, of which 26.7% belonged to unions.  Our unionized workforces and those of our customers and suppliers may experience work stoppages.  For example, the International Association of Machinists-represented employees at Vought’s Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009.  A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike.  Additionally, our union contract with Local 848 of UAW with employees at our Dallas and Grand Prairie, Texas, facilities expires on October 3, 2010.  If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results of operations.

Many aircraft manufacturers, airlines and aerospace suppliers have unionized workforces.  Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers, such as the recent strike at Boeing’s C-17 facilities, could reduce our customers’ demand for our products or prevent us from completing production.  In turn, this may have a material adverse affect on our financial condition, results of operations and cash flows.

Financial market conditions may adversely affect the benefit plan assets we have inherited from Vought, increase funding requirements and materially impact our statement of financial position.

The benefit plan assets we have inherited as a result of the acquisition of Vought are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments.  The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets.  In accordance with the Compensation - Retirement Benefits topic of the Accounting Standards Codification (ASC), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and will recognize changes in that funded status in the year in which the changes occur.  The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation.  A decrease in the fair value of these plan assets or an increase in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.

The U.S. Government is a significant customer of our largest customers, and we and they are subject to specific U.S. Government contracting rules and regulations.

As a result of the acquisition of Vought, we have become a more significant provider of aerostructures to military aircraft manufacturers.  The military aircraft manufacturers’ business, and by extension, our business, is affected by the U.S. Government’s continued commitment to programs under contract with our customers.  The terms of defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, either for its convenience or if we default by failing to perform under the contract.  Termination for convenience provisions provide only for our recovery of unrecovered costs incurred or committed, settlement expenses and profit on the work completed prior to termination.  Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.  On contracts where the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices.  Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs.  In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

We bear the potential risk that the U.S. Government may unilaterally suspend our customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations.  Sales to the U.S. Government are also subject to changes in the government’s procurement policies in advance of design completion.  An unexpected termination of, or suspension from, a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to the requirements of the National Industrial Security Program Operating Manual for facility security clearance, which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.

A Department of Defense, or DoD, facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government, which is a significant part of our business.  We have obtained clearance at appropriate levels that require stringent qualifications, and it may be required to seek higher level clearances in the future.  We cannot assure you that we will be able to maintain our security clearance.  If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.

We may be unable to effectively implement the Enterprise Resource Planning (ERP) system at Vought.

In 2009, Vought began the planning and design phase of an ERP system which is scheduled for completion in 2011.  If this implementation is not managed effectively it may delay our ability to obtain accurate financial information with respect to the Vought business or obtain the information necessary to effectively manage the Vought business, which could have a material adverse effect on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health and our ability to fulfill our obligations.

After completing the acquisition of Vought, we have a substantial amount of indebtedness.  Our indebtedness could have important consequences, including:

•                  making it more difficult for us to satisfy our obligations;

•                  increasing our vulnerability to general adverse economic and industry conditions;

•                  requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the aerospace and defense industry; and

•                  placing us at a competitive disadvantage to our competitors that have less indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future.  Our existing debt agreements do not fully prohibit us or our subsidiaries from doing so.  If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our indebtedness, we would be in default.  Our ability to meet our obligations will depend upon our future performance, which will be subject to prevailing economic conditions, and to financial, business and other factors, including factors beyond our control.

Item 6.   Exhibits.

Exhibit 31.1	Certification by Chairman and CEO Pursuant to Rule 13a-14(a)/15d-14(a). *
Exhibit 31.2	Certification by Executive Vice President, CFO and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
Exhibit 32.1	Certification of Periodic Report by Chairman and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
Exhibit 32.2	Certification of Periodic Report by Executive Vice President, CFO and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the three months ended June 20, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. *

*         Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 5, 2010
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	August 5, 2010
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 5, 2010
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the three months ended June 20, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. *

*              Filed herewith.