Form 10-Q
period 2010-09-30
TRIUMPH GROUP INC
filed 2010-11-05
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010.

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

Common Stock, par value $0.001 per share, 24,200,227 shares outstanding as of September 30, 2010.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	SEPTEMBER 30,	MARCH 31,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,411	$157,218
Accounts receivable, less allowance for doubtful accounts of $5,710 and $4,276	295,930	214,497
Inventories, net of unliquidated progress payments of $205,698 and $12,701	780,031	351,224
Rotable assets	25,901	25,587
Prepaid and other current assets	39,430	18,455
Assets held for sale	4,855	5,051
Total current assets	1,203,558	772,032
Property and equipment, net	708,590	327,634
Goodwill	1,525,317	502,074
Intangible assets, net	932,613	79,844
Deferred income taxes and other	100,811	18,392
Total assets	$4,470,889	$1,699,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$94,664	$91,929
Accounts payable	226,807	92,859
Accrued expenses	366,551	98,565
Deferred income taxes	9,817	—
Liabilities related to assets held for sale	854	899
Total current liabilities	698,693	284,252

Long-term debt, less current portion	1,200,908	413,851
Accrued pension and other post-retirement benefits, noncurrent	921,685	1,397
Deferred income taxes, noncurrent	—	113,640
Other noncurrent liabilities	230,142	26,150

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 24,347,951 and 16,817,931 shares issued; 24,200,227 and 16,673,254 outstanding	24	17
Capital in excess of par value	820,894	314,870
Treasury stock, at cost, 147,724 and 144,677 shares	(8,479)	(7,921)
Accumulated other comprehensive income	3,210	705
Retained earnings	603,812	553,015
Total stockholders’ equity	1,419,461	860,686
Total liabilities and stockholders’ equity	$4,470,889	$1,699,976

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$769,059	$313,139	$1,175,409	$629,269

Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	594,076	223,501	891,932	447,849
Selling, general and administrative	60,504	38,213	103,983	78,049
Acquisition-related costs	1,283	—	18,650	—
Depreciation and amortization	27,079	14,297	41,877	28,373
	682,942	276,011	1,056,442	554,271

Operating income	86,117	37,128	118,967	74,998
Interest expense and other	23,459	5,501	35,250	10,827
Gain on extinguishment of debt	—	(39)	—	(39)
Income from continuing operations before income taxes	62,658	31,666	83,717	64,210
Income tax expense	20,837	10,948	30,316	21,971
Income from continuing operations	41,821	20,718	53,401	42,239
Loss from discontinued operations, net	(281)	(1,267)	(489)	(4,749)
Net income	$41,540	$19,451	$52,912	$37,490

Earnings per share—basic:
Income from continuing operations	$1.74	$1.26	$2.55	$2.57
Loss from discontinued operations, net	(0.01)	(0.08)	(0.02)	(0.29)
Net income	$1.73	$1.18	$2.53	$2.28

Weighted average common shares outstanding—basic	24,057	16,464	20,923	16,448

Earnings per share—diluted:
Income from continuing operations	$1.67	$1.25	$2.44	$2.54
Loss from discontinued operations, net	(0.01)	(0.08)	(0.02)	(0.29)
Net income	$1.66	$1.17	$2.42	$2.26

Weighted average common shares outstanding—diluted	25,017	16,637	21,891	16,618

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

Operating Activities
Net income	$52,912	$37,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,877	28,373
Amortization of acquired contract liabilities	(9,581)	—
Gain on early extinguishment of debt	—	(39)
Accretion of debt discount	3,463	2,994
Other amortization included in interest expense	1,927	840
Provision for doubtful accounts receivable	88	317
Provision for deferred income taxes	1,293	4,421
Employee stock-based compensation	1,482	1,694
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	62,477	27,147
Rotable assets	(315)	(741)
Inventories	(11,329)	(4,411)
Prepaid expenses and other current assets	(2,873)	(2,972)
Accounts payable, accrued expenses and other current liabilities	43,287	(26,726)
Accrued pension and other post-retirement benefits	(67,701)	—
Changes in discontinued operations	148	5,421
Other	553	(550)
Net cash provided by operating activities	117,708	73,258

Investing Activities
Capital expenditures	(41,228)	(14,045)
Proceeds from sale of assets	1,132	513
Acquisitions, net of cash acquired	(347,278)	(5,825)
Net cash used in investing activities	(387,374)	(19,357)

Financing Activities
Net increase (decrease) in revolving credit facility	97,145	(42,729)
Proceeds from issuance of long-term debt	746,105	401
Proceeds from equipment leasing facility and other capital leases	—	13,942
Repayment of debt and capital lease obligations	(648,470)	(8,788)
Payment of deferred financing costs	(22,663)	(3,925)
Dividends paid	(1,636)	(1,333)
Repurchase of restricted shares for minimum tax obligation	(1,861)	(470)
Proceeds from exercise of stock options, including excess tax benefit of $251 and $98 in fiscal 2011 and 2010	1,017	819
Net cash provided by (used in) financing activities	169,637	(42,083)
Effect of exchange rate changes on cash	222	677

Net (decrease) increase in cash	(99,807)	12,495
Cash at beginning of period	157,218	14,478

Cash at end of period	$57,411	$26,973

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Net income	$41,540	$19,451	$52,912	$37,490
Other comprehensive income
Foreign currency translation adjustment	5,234	167	1,911	6,330
Unrealized (loss) gain on cash flow hedge, net of tax of $136, $(55), $424,and $193, respectively	297	(93)	594	328

Total other comprehensive income	5,531	74	2,505	6,658

Total comprehensive income	$47,071	$19,525	$55,417	$44,148

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the preliminary allocation of the purchase price of the Company’s acquisition of Vought Aircraft Industries, Inc. (“Vought”) completed on June 16, 2010 (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

As discussed in Note 3, on June 16, 2010, the Company completed the acquisition of Vought.  The Company’s fiscal 2011 consolidated financial statements are inclusive of Vought’s operations from June 16, 2010 through September 30, 2010.  Management believes that the acquisition of Vought significantly advances its technical capabilities and enhances its ability to offer aerostructure systems solutions to its customers. The integration of Vought with Triumph creates a leading Tier One Capable supplier with strong positions in commercial and military platforms.  Strategically, the acquisition of Vought provides further diversification across customers and programs, as well as exposure to new growth platforms.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured.  A significant portion of the Company’s contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification (“ASC”) and revenue and costs on contracts are recognized using percentage-of-completion method of accounting.  Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion.  Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the majority measured under the units of delivery method.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the three and six months ended September 30, 2010, the Company recognized $8,722 and $9,581, respectively, into net sales in the accompanying consolidated statements of income.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Aftermarket Services Group provides repair and overhaul services, a small portion of which services are provided under long term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer’s fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes and amounts retained by the customer pending contract completion.  Unbilled amounts are generally billed and collected within one year.  The Company continuously monitors collections and payments from customers.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 34% and 26% of total accounts receivable as of September 30, 2010 and March 31, 2010, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the six months ended September 30, 2010 were $494,518, or 42.1% of net sales, of which $447,597, $29,216 and $17,705 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2009 were $184,217, or 29% of net sales, of which $128,689, $35,337 and $22,673 were from the Aerostructures segment, Aerospace Systems segment and Aftermarket Services segment, respectively.  No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant.  Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $841 and $814, respectively. Stock-based compensation expense for the six months ended

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2010 and 2009 was $1,482 and $1,694, respectively. The benefits of tax deductions in excess of recognized compensation expenses were $251 and $98 for the six months ended September 30, 2010 and 2009, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	September 30, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.1 years	$73,739	$(54,497)	$19,242
Non-compete agreements, customer relationships, contracts and other	14.4 years	313,934	(34,563)	279,371
Tradenames	Indefinite-lived	634,000	—	634,000
Total intangibles, net		$1,021,673	$(89,060)	$932,613

	March 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.4 years	$74,082	$(51,762)	$22,320
Non-compete agreements, customer relationships, contracts and other	9.6 years	83,606	(26,082)	57,524
Total intangibles, net		$157,688	$(77,844)	$79,844

Amortization expense for the three and six months ended September 30, 2010 and 2009 was $7,779 and $11,245 and $4,286 and $8,544, respectively.

Supplemental Cash Flow Information

The Company paid $2,162 and $13,204 for income taxes, net of refunds received for the six months ended September 30, 2010 and 2009, respectively. The Company made interest payments of $31,407 and $7,971 for the six months ended September 30, 2010 and 2009, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3).

During the six months ended September 30, 2010, the Company issued 7,496,165 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3) and financed $6,845 of property and equipment additions through capital leases.

3.  ACQUISITIONS

Vought Aircraft Industries, Inc.

On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures-Vought Commercial Division and Triumph Aerostructures-Vought Integrated Programs Division, for cash and stock consideration. The acquisition of Vought establishes the

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft.  Products include fuselages, wings, empennages, nacelles and helicopter cabins.  Vought’s customer base is comprised of the leading global aerospace original equipment manufacturers or OEMs and over 80% of its revenue is from sole source, long-term contracts.  Vought’s revenues for the year ended December 31, 2009 were $1.9 billion and Vought employed approximately 5,900 people. The Company incurred $18,650 in acquisition-related expenses in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments. Such commitments expired upon closing of the acquisition of Vought.

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

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analyses is obtained. The Company expects to finalize these amounts during the third and fourth quarters of fiscal 2011. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date. The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

June 16, 2010
Cash	$214,833
Accounts receivable	143,785
Inventory	417,599
Prepaid expenses and other	5,039
Property and equipment	364,190
Goodwill	1,013,759
Intangible assets	864,000
Deferred tax assets	208,546
Other assets	13,581
Total assets	$3,245,332

Accounts payable	$150,293
Accrued expenses	241,952
Debt	590,710
Acquired contract liabilities	133,000
Other noncurrent liabilities	1,076,560
Total liabilities	$2,192,515

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Intangible assets: The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

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

Pension obligations: The Company assumed several defined benefit pension plans covering some of Vought’s employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit plans.  Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the Company. The Company also assumed certain other post-retirement benefit plans (OPEB), namely healthcare and life insurance benefits for eligible retired employees, which are unfunded.

The following is an estimate of the funded position of the assumed pension and OPEB plans as of the acquisition date, as well as the associated weighted-average assumptions used to determine benefit obligations:

Estimated Fair Value

Projected benefit obligation	$2,394,169
Fair value of plan assets	1,360,211
Net Unfunded Status	$1,033,958

Amounts recognized in the Consolidated Balance Sheet as of the date of acquisition:

Estimated Fair Value

Accrued expenses	$40,769
Accrued pension and other post-retirement benefits, noncurrent	993,189
Net Unfunded Status	$1,033,958

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

The pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations.  The allocation guidelines of the pension plan assets are as follows: public equity - 53% to 61%; alternative investment funds - 2% to 12%; fixed income investments - 28% to 34% and real estate funds - 3% to 7%.

Goodwill: Goodwill in the amount of $1,013,759 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, goodwill recorded as part of the acquisition of Vought includes:

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

The recorded amounts for assets and liabilities are provisional and subject to change. The measurement period adjustments recorded in the second quarter of fiscal 2011 did not have a significant impact on the Company’s consolidated statements of income, balance sheet, or cash flows. The following items still are subject to change:

•                 amounts for intangibles pending finalization of valuation efforts;

•                 amounts for acquired contract liabilities pending finalization of valuation efforts;

•                 amounts for contingent liabilities pending completion of the assessment of these matters; and

•                 amounts for income tax assets, receivables and liabilities pending the filing of Vought’s pre-acquisition tax returns and the receipt of information from the taxing authorities which may change certain estimates and assumptions used.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives can materially impact results of operations.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Actual and pro forma impact of the Vought acquisition: The following table presents information for Vought that is included in the Company’s consolidated statement of income from June 16, 2010 through the end of the quarter:

	Three months ended September 30, 2010	Six months ended September 30, 2010
Net sales	$431,003	$512,995
Operating income	43,012	52,303

The unaudited pro forma results presented below include the effects of the acquisition of Vought as if it had been consummated as of April 1, 2009. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property and equipment, off market contracts and favorable leases. To better reflect the combined operating results, material nonrecurring charges directly attributable to the transaction of $18,650 have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2009.

	Three months ended	Six months ended September 30
	September 30, 2009	2010	2009
Net sales	$752,205	$1,532,409	$1,542,516
Income from continuing operations	46,919	56,901	91,018

Income from continuing operations — basic	$1.96	$2.37	$3.80
Income from continuing operations — diluted	$1.94	$2.27	$3.77

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

Acquisition of Fabritech, Inc.

Effective March 1, 2010, the Company acquired all of the outstanding shares of Fabritech, Inc. (“Fabritech”), renamed Triumph Fabrications — St. Louis, Inc. Triumph Fabrications — St. Louis, Inc. is a component manufacturer and repair station for critical military rotary-wing platforms. Fabritech provides the Company with high-end maintenance and manufactured solutions focused on aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. The results for Triumph Fabrications — St. Louis, Inc. were included in the Company’s Aftermarket Services segment as of March 31, 2010 and have been reclassified to the Company’s Aerospace Systems segment as of and during the quarter ended June 30, 2010.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The acquisitions of DCL and Fabritech are herein referred to as the “fiscal 2010 acquisitions.”  The combined purchase price for the fiscal 2010 acquisitions of $33,913 includes cash paid at closing, deferred payments and estimated contingent payments.  The estimated contingent payments represent an earnout contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 are $6,400, $5,000 and $4,600, respectively.  The estimated fair value of the earnout note at the date of acquisition of $10,500 is classified as a Level 3 liability in the fair value hierarchy (Note 8). The excess of the purchase price over the estimated fair value of the net assets acquired of $22,636 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at approximately $4,100 with a weighted-average life of 10.0 years.  The Company is awaiting final appraisal of tangible and intangible assets related to the fiscal 2010 acquisitions. Accordingly, the Company has recorded its best estimate of the value of intangible assets, property and equipment and contingent consideration. Therefore, the allocation of purchase price for the fiscal 2010 acquisitions is not complete.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the fiscal 2010 acquisitions:

Cash	$532
Accounts receivable	640
Inventory	6,456
Prepaid expenses and other	79
Property and equipment	1,579
Goodwill	22,636
Intangible assets	4,100
Total assets	$36,022

Accounts payable	$297
Accrued expenses	1,812
Other noncurrent liabilities	10,500
Total liabilities	$12,609

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

The following unaudited pro forma information for the three and six months ended September 30, 2009 has been prepared assuming the fiscal 2010 acquisitions had occurred on April 1, 2009.

	Three months ended	Six months ended
	September 30, 2009	September 30, 2009
Net sales	$317,378	$636,678
Income from continuing operations	20,406	41,143

Income from continuing operations — basic	$1.24	$2.50
Income from continuing operations — diluted	$1.23	$2.48

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

Revenues of discontinued operations were $478 and $958, and $508 and $1,494 for the three and six months ended September 30, 2010 and 2009, respectively.  The loss from discontinued operations was $281 and $489, and $1,267 and $4,749, net of income tax benefit of $152 and $263, and $682 and $2,557 for the three and six months ended September 30, 2010 and 2009, respectively.  Included in the loss from discontinued operations for the six months ended September 30, 2009 is an impairment charge of $2,512. Interest expense of $64 and $127, and $800 and $1,605 was allocated to discontinued operations for the three and six months ended September 30, 2010 and 2009, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	SEPTEMBER 30,	MARCH 31,
	2010	2010

Assets held for sale:
Accounts receivable, net	$1,452	$1,656
Inventories	380	372
Property, plant and equipment	3,000	3,000
Other	23	23
Total assets held for sale	$4,855	$5,051
Liabilities held for sale:
Accounts payable	$206	$227
Accrued expenses	300	324
Other noncurrent liabilities	348	348
Total liabilities held for sale	$854	$899

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

5.                                       INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	SEPTEMBER 30,	MARCH 31,
	2010	2010
Raw materials	$73,512	$51,028
Manufactured and purchased components	191,373	162,281
Work-in-process	674,638	111,975
Finished goods	46,206	38,641
Less: unliquidated progress payments	(205,698)	(12,701)
Total inventories	$780,031	$351,224

6.                                       LONG-TERM DEBT

Long-term debt consists of the following:

	SEPTEMBER 30,	MARCH 31,
	2010	2010

Revolving credit facility	$97,145	$—
Receivable securitization facility	75,000	75,000
Equipment leasing facility and other capital leases	69,046	69,560
Term loan credit agreement	348,335	—
Secured promissory notes	5,100	11,107
Senior subordinated notes due 2017	172,679	172,561
Senior notes due 2018	347,509	—
Convertible senior subordinated notes	172,780	169,584
Other debt	7,978	7,968
	1,295,572	505,780
Less current portion	94,664	91,929
	$1,200,908	$413,851

Revolving Credit Facility

On May 10, 2010, the Company entered into a credit agreement (the “Credit Facility”). The Credit Facility became available on June 16, 2010 in connection with the consummation of the acquisition of Vought.  The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company and the subsidiaries of the Company party thereto. Such liens are pari passu to the liens securing the Company’s obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the “Intercreditor Agreement”). In connection with entering into the Credit Facility, the Company incurred approximately $2,666 of financing costs. These costs, along with the $3,763 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

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

At September 30, 2010, there were $97,145 in borrowings and $47,898 in letters of credit outstanding under the facility.  At March 31, 2010, there were no borrowings and $6,123 in letters of credit outstanding under the 2009 Credit Agreement.  The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of September 30, 2010, the Company had borrowing capacity under this facility of $389,957 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2010, the Company entered into an amended receivable securitization facility (the “Securitization Facility”), increasing the purchase limit from $125,000 to $175,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of September 30, 2010, the maximum amount available under the Securitization Facility was $134,800. The Securitization Facility is due to expire in June 2011 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.50% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At September 30, 2010, there was $75,000 outstanding under the Securitization Facility.  In connection with amending the Securitization Facility, the Company incurred approximately $639 of financing costs. These costs, along with the $540 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after deducting debt issuance costs of approximately $188. During June 2009, the Company added additional

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

capital leases resulting in proceeds of $6,669.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s then existing credit facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

During the six months ended September 30, 2010, the Company entered into new capital leases in the amount of $6,845 to finance a portion of the Company’s capital additions for the period.

Term Loan Credit Agreement

The Company entered into a term loan credit agreement dated as of June 16, 2010 (the “Term Loan”), which proceeds were used to partially finance the acquisition of Vought. The Term Loan provides for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and are being amortized into expense over the term of Term Loan.

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

Senior Subordinated Notes Due 2017

On November 16, 2009, the Company issued $175,000 principal amount of 8% Senior Subordinated Notes due 2017 (the “2017 Notes”).  The 2017 Notes were sold at 98.558% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,410 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2017 Notes.

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

Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2017 Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at September 30, 2010.

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

Senior Notes due 2018

On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.625% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.270% of principal amount and have an effective interest yield of 8.75%. Interest on the Notes accrues at the rate of 8.625% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,282 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

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

The Company is obligated to offer to repurchase the 2018 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions. This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2018 Notes at any time after July 15, 2014, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at September 30, 2010.

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

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is within the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at September 30, 2010.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. For the fiscal quarter ended September 30, 2010 and September 30, 2009, respectively, the Notes were not eligible for conversion.  Accordingly, the Company has classified the Notes as long-term as of September 30, 2010 and September 30, 2009, respectively.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarter ended September 30, 2010 and September 30, 2009 was $70.75 and $42.20, respectively.  Therefore, 757,597 and zero additional shares were included in the diluted earnings per share calculation as of the fiscal quarter ended September 30, 2010 and September 30, 2009, respectively.  The average price of the Company’s common stock for the six months ended September 30, 2010 and September 30, 2009 was $70.56 and $41.56, respectively. Therefore, as of the six months ended September 30, 2010 and September 30, 2009, there were 750,782 and zero additional shares, respectively, included in the diluted earnings per share. If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. As of September 30, 2010, the remaining discount of $6,270 will be amortized on the effective interest method through October 1, 2011. The debt and equity components recognized for the Notes as of September 30, 2010 were as follows:

Principal amount of convertible notes	$179,050
Unamortized discount (1)	6,270
Net carrying amount	172,780

(1)          Remaining recognition period of 1.0 year as of September 30, 2010.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

The amount of interest expense recognized and the effective rate for the Notes were as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Contractual coupon interest	$1,175	$1,181	$2,350	$2,410
Amortization of discount on convertible notes	1,611	1,525	3,196	3,019
Interest expense	2,786	2,706	5,546	5,429

Effective interest rate	6.5%	6.5%	6.5%	6.5%

7.             DERIVATIVES

Interest Rate Swap

The Company follows the Derivatives and Hedging topic of the ASC to account for its interest rate swaps, which requires that all derivatives be recorded on the consolidated balance sheet at fair value.  The standards also require that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on the effectiveness of the hedge transaction.  Interest rate swaps are designated as cash flow hedges.  Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of stockholders’ equity, until earnings are affected by the variability of the hedged cash flows.  Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

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

In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the six months ended September 30, 2010, $837 was recognized as a reduction to interest expense and other for the change in fair value of the Swap.

As of September 30, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the six months ended September 30, 2010, $594 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $1,695 and $2,527 as of September 30, 2010 and March 31, 2010, respectively, were included in Other noncurrent liabilities.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.             DERIVATIVES (Continued)

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Period ended September 30,		Period ended September 30,
	(Effective Portion)	2010	2009	2010	2009
Cash Flow Hedges
Interest rate swap	Interest expense and other	$—	$328	$(594)	$(1,104)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $1,131 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2011.

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets reported at fair value and measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $(627)	$(1,068)	$—	$(1,068)	$—
Contingent earnout	$(11,111)	$—	$—	$(11,111)

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

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2010 and March 31, 2010 have been

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

8.             FAIR VALUE MEASUREMENTS (Continued)

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

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,295,572	$1,414,051	$505,780	$582,199

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available.

Except for long-term debt, the Company’s financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. The financial instruments held by the Company could potentially expose it to a concentration of credit risk. The Company invests its excess cash in money market funds and other deposit instruments placed with major banks and financial institutions. The Company has established guidelines related to diversification and maturities to maintain safety and liquidity.

9.             EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009

Weighted average common shares outstanding - basic	24,057	16,464	20,923	16,448
Net effect of dilutive stock options	202	173	217	170
Potential common shares - convertible debt	758	—	751	—
Weighted average common shares outstanding — diluted	25,017	16,637	21,891	16,618

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

10.          INCOME TAXES (Continued)

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of September 30, 2010 and March 31, 2010, the total amount of accrued income tax-related interest and penalties was $187 and $403, respectively.

As of September 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits was $6,525 and $4,434, respectively, of which $6,566 and $3,331, respectively, would impact the effective rate, if recognized.  The total amount of unrecognized tax benefits was reduced by $2,232 as a result of the resolution of prior years tax examinations.  The Company increased unrecognized tax benefits by $1,783 as of  September 30, 2010 in connection with purchase accounting adjustments associated with the acquisition of Vought Aircraft Industries, Inc.  The Company does not anticipate that total unrecognized tax benefits will be reduced due to the expiration of statutes of limitation for various tax issues in the next 12 months.

The Company has filed appeals in a prior state tax examination jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The fiscal years ended March 31, 2009 and 2008 are currently being examined by the Internal Revenue Service. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The effective income tax rate for the six months ended September 30, 2010 was 36.2% reflecting the non-deductibility of certain acquisition-related expenses in the first quarter, as well as the absence of the Research and Development tax credit, which expired December 31, 2009.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2006, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2007. During the quarter ended September 30, 2010, the Company was notified of an income tax examination by one state for the tax years ended March 31, 2007 through March 31, 2009.

11.          GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2010 through September 30, 2010:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2010 *	$245,591	$204,106	$52,377	$502,074
Goodwill recognized in connection with acquisitions	1,013,759	—	—	1,013,759
Purchase price allocation adjustments	8,000	265	92	8,357
Effect of exchange rate changes and other	—	1,127	—	1,127
Balance, September 30, 2010	$1,267,350	$205,498	$52,469	$1,525,317

* The March 31, 2010 segment balances have been revised to give effect to the adjustment of Triumph Fabrications — St. Louis (acquired March 2010) from the Aftermarket Services segment to the Aerospace Systems segment.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.          PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering some of its employees.  Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans.  Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from us.

In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees.  Such benefits are unfunded as of September 30, 2010. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.

In accordance with the Compensation — Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan.  In order to recognize the funded status, the Company determined the fair value of the plan assets.  The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement.  Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.          PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (Continued)

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs, including special charges for our post-retirement benefit plans, are shown in the following table:

	Pension benefits
	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$5,151	$20	$6,026	$41
Interest cost	29,237	189	34,260	377
Expected return on plan assets	(29,281)	(110)	(34,283)	(220)
Amortization of prior service costs	18	41	36	82
Amortization of net loss	46	38	92	76
Net periodic pension cost	$5,171	$178	$6,131	$356

	Other post-retirement benefits
	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$990	$—	$1,155	$—
Interest cost	5,326	—	6,214	—
Expected return on plan assets	—	—	—	—
Net periodic pension cost	$6,316	$—	$7,369	$—

In October 2010, our largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement.  The agreement provides for an increase in the pension benefits payable to covered employees who retire on or after November 1, 2010. The aforementioned changes will require remeasurement of affected plan’s assets and obligations, which will be completed in the third quarter of fiscal 2011.

Pension Plan Funding

We estimate that our total pension plan contributions during the remainder of fiscal year ended March 31, 2011 will be approximately $84,200.  This amount reflects the effects of relevant pension legislation.  No plan assets are expected to be returned to us in fiscal 2011.

13.          SEGMENTS

As further described below, beginning with this Quarterly Report on Form 10-Q, the Company has modified its segment reporting in accordance ASC Topic 280, Segment Reporting.

Through the first quarter of fiscal 2011, the Company had been organized based on the products and services that it provided. Under this organizational structure, the Company had two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluated performance and allocated resources based on operating income of each reportable segment. The Company’s Chief Operating Decision Maker (CODM) evaluated performance and allocated resources based upon review of segment information. The CODM utilized operating income as a primary measure of profitability.

During the second quarter of fiscal 2011, the Company implemented certain internal organizational changes in an effort to align the operations reporting units.  Our reportable segments are aligned with how we manage the business and view the markets we serve. We now report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group.  These changes affected how results are reported internally for management

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

review, but did not change any of the chief operating decision makers. As required by ASC Topic 280, all prior period information has been recast to reflect the realignment of reportable segments.

The Company’s Aerostructures Group consists of 22 operating locations, the Aerospace Systems Group segment consists of 23 operating locations and the Aftermarket Services segment consists of 13 operating locations at September 30, 2010.

The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including  aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels, and environmental control system ducts.  These products are sold to various aerospace OEMs on a global basis.

The Aerospace Systems segment consists of the Company’s operations that also manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components.  These products are sold to various aerospace OEMs on a global basis.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Net sales:
Aerostructures	$578,559	$139,570	$809,035	$282,000
Aerospace systems	123,500	117,984	240,933	237,003
Aftermarket services	68,686	57,313	128,483	115,097
Elimination of inter-segment sales	(1,686)	(1,728)	(3,042)	(4,831)
	$769,059	$313,139	$1,175,409	$629,269

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$69,964	$20,262	$106,030	$43,768
Aerospace systems	17,149	18,824	35,497	37,163
Aftermarket services	8,163	3,481	12,284	5,904
Corporate	(9,159)	(5,439)	(34,844)	(11,837)
	86,117	37,128	118,967	74,998
Interest expense and other	23,459	5,462	35,250	10,788
	$62,658	$31,666	$83,717	$64,210

Depreciation and amortization:
Aerostructures	$19,632	$6,501	$26,818	$12,885
Aerospace systems	4,213	4,387	8,403	8,705
Aftermarket services	3,043	3,182	6,086	6,439
Corporate	191	227	570	344
	$27,079	$14,297	$41,877	$28,373

Capital expenditures:
Aerostructures	$17,263	$2,135	$22,560	$4,481
Aerospace systems	3,758	3,824	6,262	6,990
Aftermarket services	1,454	730	2,348	1,760
Corporate	1,813	283	10,058	814
	$24,288	$6,972	$41,228	$14,045

	SEPTEMBER 30,	MARCH 31,
	2010	2010
Total Assets:
Aerostructures	$3,524,167	$648,953
Aerospace systems	553,825	557,404
Aftermarket services	300,732	300,777
Corporate	87,310	187,791
Discontinued operations	4,855	5,051
	$4,470,889	$1,699,976

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

During the three months ended September 30, 2010 and 2009, the Company had foreign sales of $99,346 and $60,995, respectively. During the six month period ended September 30, 2010 and 2009, the Company had international sales of $169,867 and $125,525, respectively.

14.           SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholders’ equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of September 30, 2010 and March 31, 2010, condensed consolidating statements of income for the three and six months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended September 30, 2010 and 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash	$42,313	$1,320	$13,778	$—	$57,411
Accounts receivable, net	5,447	102,428	188,055	—	295,930
Inventories	—	753,387	26,644	—	780,031
Rotable assets	—	22,338	3,563	—	25,901
Prepaid expenses and other	29,563	9,101	766	—	39,430
Assets held for sale	—	4,855	—	—	4,855
Total current assets	77,323	893,429	232,806	—	1,203,558
Property and equipment, net	26,087	666,128	16,375	—	708,590
Goodwill and other intangible assets, net	2,387	2,406,559	48,984	—	2,457,930
Other, net	55,437	45,161	213	—	100,811
Intercompany investments and advances	687,507	(132,421)	1,638	(556,724)	—
Total assets	$848,741	$3,878,856	$300,016	$(556,724)	$4,470,889

Current liabilities:
Current portion of long-term debt	$4,193	$15,455	$75,016	$—	$94,664
Accounts payable	2,702	218,825	5,280	—	226,807
Accrued expenses	31,957	326,213	8,381	—	366,551
Deferred income taxes	5,143	4,674	—	—	9,817
Liabilities related to assets held for sale	—	854	—	—	854
Total current liabilities	43,995	566,021	88,677	—	698,693
Long-term debt, less current portion	1,141,576	59,332	—	—	1,200,908
Intercompany debt	(1,860,417)	1,721,041	139,376	—	—
Other noncurrent liabilities	23,872	1,129,406	(1,451)	—	1,151,827
Total stockholders’ equity	1,499,715	403,056	73,414	(556,724)	1,419,461
Total liabilities and stockholders’ equity	$848,741	$3,878,856	$300,016	$(556,724)	$4,470,889

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$746,392	$23,898	$(1,231)	$769,059

Operating costs and expenses:
Cost of sales	—	578,077	17,230	(1,231)	594,076
Selling, general and administrative	7,685	49,397	3,422	—	60,504
Acquisition-related	1,283	—	—	—	1,283
Depreciation and amortization	191	26,101	787	—	27,079
	9,159	653,575	21,439	(1,231)	682,942
Operating income	(9,159)	92,817	2,459	—	86,117
Intercompany interest and charges	(31,929)	31,160	769	—	—
Interest expense and other	21,526	2,403	(470)	—	23,459
Income (loss) from continuing operations, before income taxes	1,244	59,254	2,160	—	62,658
Income tax expense (benefit)	(630)	21,316	151	—	20,837
Income (loss) from continuing operations	1,874	37,938	2,009	—	41,821
Loss on discontinued operations, net	—	(281)	—	—	(281)
Net income (loss)	$1,874	$37,657	$2,009	$—	$41,540

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$302,128	$14,039	$(3,028)	$313,139

Operating costs and expenses:
Cost of sales	—	216,901	9,628	(3,028)	223,501
Selling, general and administrative	5,213	30,210	2,790	—	38,213
Depreciation and amortization	227	13,072	998	—	14,297
	5,440	260,183	13,416	(3,028)	276,011
Operating income(loss)	(5,440)	41,945	623	—	37,128
Intercompany interest and charges	(22,760)	21,978	782	—	—
Interest expense and other	4,562	1,722	(822)	—	5,462
Income from continuing operations, before income taxes	12,758	18,245	663	—	31,666
Income tax expense	4,062	6,584	302	—	10,948
Income from continuing operations	8,696	11,661	361	—	20,718
Loss on discontinued operations, net	—	(1,267)	—	—	(1,267)
Net income	$8,696	$10,394	$361	$—	$19,451

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Six months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,132,400	$45,695	$(2,686)	$1,175,409

Operating costs and expenses:
Cost of sales	—	861,797	32,821	(2,686)	891,932
Selling, general and administrative	15,624	81,965	6,394	—	103,983
Acquisition-related	18,650	—	—	—	18,650
Depreciation and amortization	570	39,750	1,557	—	41,877
	34,844	983,512	40,772	(2,686)	1,056,442
Operating income (loss)	(34,844)	148,888	4,923	—	118,967
Intercompany interest and charges	(54,191)	52,600	1,591	—	—
Interest expense and other	31,806	5,019	(1,575)	—	35,250
Income (loss) from continuing operations, before income taxes	(12,459)	91,269	4,907	—	83,717
Income tax expense (benefit)	(3,125)	33,008	433	—	30,316
Income (loss) from continuing operations	(9,334)	58,261	4,474	—	53,401
Loss on discontinued operations, net	—	(489)	—	—	(489)
Net income (loss)	$(9,334)	$57,772	$4,474	$—	$52,912

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Six months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$598,156	$37,269	$(6,156)	$629,269

Operating costs and expenses:
Cost of sales	—	429,305	24,700	(6,156)	447,849
Selling, general and administrative	11,493	58,712	7,844	—	78,049
Depreciation and amortization	344	26,109	1,920	—	28,373
	11,837	514,126	34,464	(6,156)	554,271
Operating income (loss)	(11,837)	84,030	2,805	—	74,998
Intercompany interest and charges	(46,218)	44,661	1,557	—	—
Interest expense and other	8,741	3,560	(1,513)	—	10,788
Income from continuing operations, before income taxes	25,640	35,809	2,761	—	64,210
Income tax expense	7,926	13,233	812	—	21,971
Income from continuing operations	17,714	22,576	1,949	—	42,239
Loss on discontinued operations, net	—	(4,749)	—	—	(4,749)
Net income	$17,714	$17,827	$1,949	$—	$37,490

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$(9,334)	$57,772	$4,474	$—	$52,912

Adjustments to reconcile net income to net cash (used in) provided by operating activities	7,256	58,635	(1,095)	—	64,796
Net cash (used in) provided by operating activities	(2,078)	116,407	3,379	—	117,708
Capital expenditures	(10,058)	(30,498)	(672)	—	(41,228)
Proceeds from sale of assets and businesses	—	1,110	22	—	1,132
Acquisitions, net of cash acquired	—	(345,728)	(1,550)	—	(347,278)
Net cash used in investing activities	(10,058)	(375,116)	(2,200)	—	(387,374)
Net decrease in revolving credit facility	97,145	—	—	—	97,145
Proceeds on issuance of debt	695,695	10	50,400	—	746,105
Retirements and repayments of debt	(591,012)	(7,036)	(50,422)	—	(648,470)
Payments of deferred financing costs	(22,663)	—	—	—	(22,663)
Dividends paid	(1,636)	—	—	—	(1,636)
Withholding of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	1,017	—	—	—	1,017
Intercompany financing and advances	(270,963)	265,343	5,330	—	—
Net cash (used in) provided by financing activities	(93,988)	258,317	5,308	—	169,637
Effect of exchange rate changes on cash	—	—	222	—	222
Net change in cash	(106,124)	(392)	6,709	—	(99,807)
Cash at beginning of period	148,437	1,712	7,069	—	157,218
Cash at end of period	$42,313	$1,320	$13,778	$—	$57,411

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$17,714	$17,827	$1,949	$—	$37,490

Adjustments to reconcile net income to net cash provided by operating activities	1,581	18,834	15,353	—	35,768
Net cash provided by operating activities	19,295	36,661	17,302	—	73,258
Capital expenditures	(814)	(12,717)	(514)	—	(14,045)
Proceeds from sale of assets and businesses	2	511	—	—	513
Cash used for businesses and intangible assets acquired	—	(4,397)	(1,428)	—	(5,825)
Net cash used in investing activities	(812)	(16,603)	(1,942)	—	(19,357)
Net decrease in revolving credit facility	(42,729)	—	—	—	(42,729)
Proceeds from issuance of debt	—	14,343	—	—	14,343
Retirements and repayments of debt	(4,219)	(4,500)	(69)	—	(8,788)
Payments of deferred financing costs	(3,925)	—	—	—	(3,925)
Dividends paid	(1,333)	—	—	—	(1,333)
Repurchase of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	819	—	—	—	819
Intercompany financing and advances	48,168	(34,206)	(13,962)	—	—
Net cash (used in) provided by financing activities	(3,689)	(24,363)	(14,031)	—	(42,083)
Effect of exchange rate changes on cash	—	—	677	—	677
Net change in cash	14,794	(4,305)	2,006	—	12,495
Cash at beginning of period	3,821	5,457	5,200	—	14,478
Cash at end of period	$18,615	$1,152	$7,206	$—	$26,973

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

15.          RELATED PARTIES

The Company has a commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to us pursuant to long-term contracts.  The Carlyle Group owns a majority stake in Wesco, and is the Company’s largest shareholder.  The Carlyle Group may indirectly benefit from its economic interest in Wesco from its contractual relationships with us.  The total amount paid to Wesco pursuant to the Company’s contracts with Wesco for the six months ended September 30, 2010 was approximately $12,339.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have three operating segments: (i) Triumph Aerostructures Group, whose companies revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

On June 16, 2010, we announced the completion of the acquisition of Vought Aircraft Industries, Inc. (“Vought”) from The Carlyle Group.  The acquired business is operating as Triumph Aerostructures-Vought Commercial Division and Triumph Aerostructures-Vought Integrated Programs Division.

Financial highlights for the three and six months ended September 30, 2010 include:

•                  Net sales for the second quarter of the fiscal year ending March 31, 2011 increased 145.6% to $769.1 million, including 7.0% increase due to organic growth as compared to the prior year.

•                  Operating income in the second quarter of fiscal 2011 increased 131.9% to $86.1 million, which included 19.0% increase due to organic growth, offset by $1.3 million of acquisition-related expenses associated with the acquisition of Vought.

•                  Income from continuing operations for the second quarter of fiscal 2011 increased 101.9% to $41.8 million.

•                  Backlog increased to $4.04 billion due to the acquisition of Vought, having an organic increase of 15% from the prior year, and an organic increase of 5% sequentially from the prior quarter.

•                  Income from continuing operations was $1.67 per diluted common share.

•                  For the six months ended September 30, 2010, we generated $117.7 million of cash flow from operating activities.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measures that we disclose are EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of non-cash income and expenses, such as amortization of acquired contract liabilities, depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•                  Amortization of acquired contract liabilities may be useful for investors to consider because it represents the non-cash earnings on the fair value of below market contracts acquired through the acquisition of Vought. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$41,821	$20,718	$53,401	$42,239
Amortization of acquired contract liabilities	(8,722)	—	(9,581)	—
Depreciation and amortization	27,079	14,297	41,877	28,373
Interest expense and other	23,459	5,501	35,250	10,827
Gain on early extinguishment of debt	—	(39)	—	(39)
Income tax expense	20,837	10,948	30,316	21,971
EBITDA	104,474	51,425	151,263	103,371
Acquisition-related expenses	1,283	—	18,650	—
Adjusted EBITDA	$105,757	$51,425	$169,913	$103,371

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009

	QUARTER ENDED
	SEPTEMBER 30,
	2010	2009
	(dollars in thousands)
Net sales	$769,059	$313,139
Segment operating income	$95,276	$42,567
Corporate expenses	(9,159)	(5,439)
Total operating income	86,117	37,128
Interest expense and other	23,459	5,501
(Gain) loss on early extinguishment of debt	—	(39)
Income tax expense	20,837	10,948
Income from continuing operations	$41,821	$20,718
Loss from discontinued operations, net	(281)	(1,267)
Net income	$41,540	$19,451

Net sales increased by $455.9 million, or 145.6%, to $769.1 million for the quarter ended September 30, 2010 from $313.1 million for the quarter ended September 30, 2009. The acquisition of Vought along with the acquisitions of Fabritech, Inc. (now Triumph Fabrications — St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments — Burbank), collectively, the “fiscal 2010 acquisitions,” contributed $433.9 million of the net sales increase.  Excluding the effects of the acquisition of Vought and the fiscal 2010 acquisitions, organic sales increased $22.0 million, or 7.0%. The prior year period was negatively impacted by the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased by $370.6 million, or 165.8%, to $594.1 million for the quarter ended September 30, 2010 from $223.5 million for the quarter ended September 30, 2009. This increase includes the impact of the acquisition of Vought and the fiscal 2010 acquisitions noted above, which contributed $357.8 million. Excluding the effects of these acquisitions, gross margin was 29.5% for the quarter ended September 30, 2010, compared with 28.6% for the quarter ended September 30, 2009. Organic gross margin improved due to a favorable settlement of a retroactive price agreement during the quarter, as well as increased sales in our Aftermarket Services segment, offset by increased warranty expenses.

Segment operating income increased by $52.7 million, or 123.8%, to $95.3 million for the quarter ended September 30, 2010 from $42.6 million for the quarter ended September 30, 2009.  The segment operating income increase was a direct result of contributions from the acquisition of Vought and the fiscal 2010 acquisitions ($43.0 million), as well as improvement in organic gross margin ($3.0 million), decreased salaries and benefits due to lower headcounts for organic businesses ($1.4 million) and decreased legal expenses ($1.0 million). In addition, the prior year period was negatively impacted by the events described above.

Corporate expenses increased by $3.7 million, or 68.4%, to $9.1 million for the quarter ended September 30, 2010 from $5.4 million for the quarter ended September 30, 2009.  The corporate expense increase was impacted by integration costs associated with the acquisition of Vought ($1.3 million), increased compensation and benefits ($1.0 million) due to increased corporate head count as compared to the prior year period, increases in workers compensation expense ($1.0 million) and an increase of $0.2 million of start up costs related to the Mexican facility compared to the prior year period.

Interest expense and other increased by $18.0 million, or 326.4%, to $23.5 million for the quarter ended September 30, 2010 compared to $5.5 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended September 30, 2010 mostly due to the acquisition of Vought as compared to the quarter ended September 30, 2009, including the Senior Subordinated Notes due 2017 (the “2017 Notes”), the Senior Notes due 2018 (the “2018 Notes”) and the Term Loan, along with higher interest rates on our revolving credit facility.

The effective income tax rate for the quarter ended September 30, 2010 was 33.3% compared to 34.6% for the quarter ended September 30, 2009.  The effective income tax rate is impacted by reductions to unrecognized tax benefits as a result of the resolution of prior years’ tax examinations. For the fiscal year ending March 31, 2011, the Company expects its effective income tax rate to be approximately 36%.

Loss from discontinued operations before income taxes was $0.4 million for the quarter ended September 30, 2010 compared with a loss from discontinued operations before income taxes of $1.3 million, for the quarter ended September 30, 2009. The loss from discontinued operations improved versus the prior year due to decreased headcount. The benefit for income taxes was $0.2 million for the quarter ended September 30, 2010 compared to a benefit of $0.7 million in the prior year period.

Business Segment Performance

As further described below, beginning with this Quarterly Report on Form 10-Q, the Company has modified its segment reporting in accordance ASC Topic 280, Segment Reporting.

Through the first quarter of fiscal 2011, the Company had been organized based on the products and services that it provided. Under this organizational structure, the Company had two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluated performance and allocated resources based on operating income of each reportable segment. The Company’s Chief Operating Decision Maker (CODM) evaluated performance and allocated resources based upon review of segment information. The CODM utilized operating income as a primary measure of profitability.

During the second quarter of fiscal 2011, the Company implemented certain internal organizational changes in an effort to align the operations reporting units.  Our reportable segments are aligned with how we manage the business and view the markets we serve. We now report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group.  These changes affected how results are reported internally for management review, but did not change any of the chief operating decision makers. As required by ASC Topic 280, all prior period information has been recast to reflect the realignment of reportable segments.

The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including  aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels and thermal acoustic insulation systems.

The Aerospace Systems segment consists of the Company’s operations that also manufacture products primarily for the aerospace OEM market. The Aerospace Systems segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems and components, main engine gearbox assemblies, accumulators and mechanical control cables. Further, the segment’s operations also design and manufacture environmental control system ducts and non-structural cockpit components.

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

	Three months ended September 30,
	2010	2009
Aerostructures
Commercial aerospace	33.9%	24.0%
Military	29.3	13.7
Business Jets	10.3	3.2
Regional	0.6	1.6
Non-aviation	1.1	1.9
Total Aerostructures net sales	75.2%	44.4%

Commercial aerospace	5.1%	10.6%
Military	8.3	21.7
Business Jets	0.8	0.9
Regional	0.6	1.9
Non-aviation	1.1	2.2
Total Aerospace Systems net sales	15.9%	37.3%
Aftermarket Services
Commercial aerospace	6.4%	13.0%
Military	1.3	3.2
Business Jets	0.3	0.8
Regional	0.3	0.6
Non-aviation	0.6	0.7
Total Aftermarket Services net sales	8.9	18.3
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the business jet and regional jet end-markets continue to decline in the current economy.  We continue to experience an increase in the mix of the commercial aerospace end-market. We also continue to experience growth in the military end-market.

	QUARTER ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)

NET SALES
Aerostructures	$578,559	$139,570	314.5%	75.2%	44.6%
Aerospace Systems	123,500	117,984	4.7%	16.1%	37.7%
Aftermarket Services	68,686	57,313	19.8%	8.9%	18.3%
Elimination of inter-segment sales	(1,686)	(1,728)	(2.4)%	(0.2)%	(0.6)%
Total Net Sales	$769,059	$313,139	145.6%	100.0%	100.0%

	QUARTER ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$69,964	$20,262	245.3%	12.1%	14.5%
Aerospace Systems	17,149	18,824	(8.9)%	13.9%	16.0%
Aftermarket Services	8,163	3,481	134.5%	11.9%	6.1%
Corporate	(9,159)	(5,439)	68.4%	n/a	n/a
Total Segment Operating Income	$86,117	$37,128	131.9%	11.2%	11.9%

Aerostructures: The Aerostructures segment net sales increased by $439.0 million, or 314.5% to $578.6 million for the quarter ended September 30, 2010 from $139.6 million for the quarter ended September 30, 2009. The increase was primarily due to additional sales associated with the acquisition of Vought of $431.0 million, in addition to organic sales growth of $8.0 million. The prior year period was negatively impacted by reductions in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs). The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).  On a pro forma basis assuming the acquisition of Vought occurred in the prior period, the current year was also negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income increased by $49.7 million, or 245.3% to $70.0 million for the quarter ended September 30, 2010 from $20.3 million for the quarter ended September 30, 2009. Operating income increased due to contributions from the acquisition of Vought ($43.0 million), as well as improved gross margins on organic sales ($6.0 million) and decreases in salaries and benefits due to lower headcounts for organic businesses ($0.8 million). On a pro forma basis, operating income was negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income as a percentage of segment sales decreased to 12.1% for the quarter ended September 30, 2010 as compared to 14.5% for the quarter ended September 30, 2009, due to lower margins contributed by the acquisition of Vought.

Aerospace Systems: The Aerospace Systems segment net sales increased by $5.5 million, or 4.7%, to $123.5 million for the quarter ended September 30, 2010 from $118.0 million for the quarter ended September 30, 2009. The increase was primarily due to the additional sales associated with the acquisition of Fabritech of $2.9 million, in addition to organic sales growth of $2.6 million.

Aerospace Systems segment operating income decreased by $1.7 million, or 8.9%, to $17.1 million for the quarter ended September 30, 2010 from $18.8 million for the quarter ended September 30, 2009. Operating income decreased due to increases in warranty reserves ($2.1 million), offset by contributions from the acquisition of Fabritech, as well as decreases in litigation ($1.1 million).

Aerospace Systems segment operating income as a percentage of segment sales decreased to 13.9% for the quarter ended September 30, 2010 as compared to 16.0% for the quarter ended June 30, 2009, due to the lower margins contributed by the acquisition of Fabritech, as well as the net increases  in expenses discussed above.

Aftermarket Services: The Aftermarket Services segment net sales increased by $11.4 million, or 19.8%, to $68.7 million for the quarter ended September 30, 2010 from $57.3 million for the quarter ended September 30, 2009. The prior year period was negatively impacted by a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units. While we expect segment net sales to continue to experience growth over our prior year, it is uncertain whether it will continue at the current growth rates.

Aftermarket Services segment operating income increased by $4.7 million, or 134.5%, to $8.2 million for the quarter ended September 30, 2010 from $3.5 million for the quarter ended September 30, 2009.  Operating income increased primarily due to increased sales volume as described above, as well as the gain on sale of certain intellectual property ($0.7 million) and decreased salaries and benefits ($0.5 million) due to lower headcounts. The results of our Phoenix, Arizona APU operations were accretive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales increased to 11.9% for the quarter ended September 30, 2010 as compared with 6.1% for the quarter ended September 30, 2009, due to increased sales volume as described above, as well as the continued improvements in production and operations at the Phoenix APU operations.

Six months ended September 30, 2010 compared to six months ended September 30, 2009.

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
	(dollars in thousands)
Net sales	$1,175,409	$629,269
Segment operating income	$153,811	$86,835
Corporate expenses	(34,844)	(11,837)
Total operating income	118,967	74,998
Interest expense and other	35,250	10,827
(Gain) loss on early extinguishment of debt	—	(39)
Income tax expense	30,316	21,971
Income from continuing operations	$53,401	$42,239
Loss from discontinued operations, net	(489)	(4,749)
Net income	$52,912	$37,490

Net sales increased by $546.1 million, or 86.8%, to $1.2 billion for the six months ended September 30, 2010 from $629.3 million for the six months ended September 30, 2009.  The Vought and fiscal 2010 acquisitions contributed an increase of $517.5 million to net sales. Excluding the effects of the Vought and fiscal 2010 acquisitions, organic sales increased $28.6 million, or 4.6%. The prior year period was negatively impacted by the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased $444.1 million or 99.2% to $891.9 million for the six months ended September 30, 2010, from $447.8 million for the six months ended September 31, 2009. This increase includes the impact of the Vought and fiscal 2010 acquisitions noted above, which contributed $427.7 million. Gross margin for the six months ended September 30, 2010 was 24.1%, as compared to 28.8% for the prior year period. Excluding the effects of the Vought and fiscal 2010 acquisitions, gross margin was 29.4% for the six months ended September 30, 2010, compared with 28.8% for the six months ended September 30, 2009.

Segment operating income increased by $67.0 million, or 77.1%, to $153.8 million for the six months ended September 30, 2010 from $86.8 million for the six months ended September 30, 2009.  Operating income increase was due to the contribution from the Vought and fiscal 2010 acquisitions ($51.4 million) and favorable settlements of retroactive pricing agreements, offset by costs related to the signing of a collective bargaining agreement.

Corporate expenses increased by $23.0 million, or 194.4%, to $34.8 million for the six months ended September 30, 2010 from $11.8 million for the six months ended September 30, 2009.  Corporate expenses included $18.7 million of non-recurring acquisition-related transaction and integration costs associated with the acquisition of Vought. Corporate expenses increased primarily due to increased compensation and benefits ($2.9 million) due to increased corporate head count as compared to the prior year period, increases in workers compensation expense ($1.0 million) and an increase of $0.5 million of start up costs related to the Mexican facility compared to the prior year period.

Interest expense and other increased by $24.4 million, or 225.6%, to $35.2 million for the six months ended September 30, 2010 compared to $10.8 million for the prior year period.  This increase was due to higher average debt outstanding during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, including the Senior Subordinated Notes due 2017 (the “2017 Notes”), the Senior Notes due 2018 (the “2018 Notes”) and the Term Loan, along with higher interest rates on our revolving credit facility.

The effective income tax rate for the six months ended September 30, 2010 was 36.2% compared to 34.2% for the six months ended September 30, 2009.  The effective income tax rate is impacted by the $18.5 million in acquisition-related expenses, which were only partially deductible for tax purposes, as well as the absence of the Research and Development tax credit, which expired December 31, 2009. For the fiscal year ending March 31, 2011, the Company expects its effective tax rate to be approximately 36.0%.

Loss from discontinued operations before income taxes was $0.8 million for the six months ended September 30, 2010 compared with a loss from discontinued operations before income taxes of $4.7 million for the six months ended September 30, 2009, which included an impairment charge of $2.5 million from the first quarter ended June 30, 2009.  The loss from discontinued operations also improved versus the prior year due to decreased headcount. The benefit for income taxes was $0.3 million for the six months ended September 30, 2010 compared to a benefit of $2.6 million in the prior year period.

Business Segment Performance — Six months ended September 30, 2010 compared to six months ended September 30, 2009.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Six months ended September 30,
	2010	2009
Aerostructures
Commercial aerospace	32.2%	22.7%
Military	26.0	14.4
Business Jets	8.8	3.3
Regional	0.7	1.9
Non-aviation	1.2	2.2
Total Aerostructures net sales	68.9%	44.5%
Aerospace Systems
Commercial aerospace	6.6%	11.3%
Military	10.4	20.8
Business Jets	0.9	1.1
Regional	0.7	1.7
Non-aviation	1.5	2.3
Total Aerospace Systems net sales	20.1%	37.2%
Aftermarket Services
Commercial aerospace	8.0%	13.2%
Military	1.5	3.0
Business Jets	0.5	0.8
Regional	0.3	0.6
Non-aviation	0.7	0.7
Total Aftermarket Services net sales	11.0	18.3
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the business jet and regional jet end-markets continue to decline in the current economy.  We continue to experience an increase in the mix of the commercial aerospace end-market. We also continue to experience growth in the military end-market.

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF TOTAL SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
NET SALES
Aerostructures	$809,035	$282,000	186.9%	68.8%	44.8%
Aerospace Systems	240,933	237,003	1.7%	20.5%	37.7%
Aftermarket Services	128,483	115,097	11.6%	10.9%	18.3%
Elimination of inter-segment sales	(3,042)	(4,831)	(37.0)%	(0.2)%	(0.8)%
Total Net Sales	$1,175,409	$629,269	86.8%	100.0%	100.0%

	SIX MONTHS ENDED SEPTEMBER 30,		%	% OF SEGMENT SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$106,030	$43,768	142.3%	13.1%	15.5%
Aerospace Systems	35,497	37,163	(4.5)%	14.7%	15.7%
Aftermarket Services	12,284	5,904	108.1%	9.6%	5.1%
Corporate	(34,844)	(11,837)	194.4%	n/a	n/a
Total Segment Operating Income	$118,967	$74,998	58.6%	10.1%	11.9%

Aerostructures: The Aerostructures segment net sales increased by $527.0 million, or 186.9%, to $809.0 million for the six months ended September 30, 2010 from $282.0 million for the six months ended September 30, 2009. The increase was primarily due to the acquisition of Vought ($513.0 million), in addition to an increase in organic sales of $14.0 million. The prior year period was negatively impacted by reductions in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs). The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).  On a pro forma basis assuming the acquisition of Vought occurred in the prior period, the current year was also negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income increased by $62.3 million, or 142.3%, to $106.0 million for the six months ended September 30, 2010 from $43.7 million for the six months ended September 30, 2009. Operating income increased due in part to the increase in organic sales, contributions from the acquisition of Vought ($43.0 million), improved gross margins on organic sales ($7.7 million) and decreased salaries and benefits due to lower headcounts for organic businesses ($1.4 million). On a pro forma basis, operating income was negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income as a percentage of segment sales decreased to 13.1% for the six months ended September 30, 2010 as compared to 15.5% for the six months ended September 30, 2009, due to lower margins contributed by the acquisition of Vought.

Aerospace Systems: The Aerospace Systems segment net sales increased by $3.9 million, or 1.7%, to $240.9 million for the six months ended September 30, 2010 from $237.0 million for the six months ended

September 30, 2009. The increase was primarily due to the additional sales associated with the Fabritech acquisition of $4.4 million, offset by slight decreases in organic sales of $0.5 million.

Aerospace Systems segment operating income decreased by $1.7 million, or 4.5%, to $35.5 million for the six months ended September 30, 2010 from $37.2 million for the six months ended September 30, 2009. Operating income decreased due to decreases in organic gross margin ($4.4 million) due in part to increased warranty reserves and increases in salaries and benefits ($1.2 million), offset by decreased legal fees ($3.2 million).

Aerospace Systems segment operating income as a percentage of segment sales decreased to 14.7% for the six months ended September 30, 2010 as compared to 15.7% for the six months ended September 30, 2009, due to the decrease in organic gross margin as discussed above.

Aftermarket Services: The Aftermarket Services segment net sales increased by $13.4 million, or 11.6%, to $128.5 million for the six months ended September 30, 2010 from $115.1 million for the six months ended September 30, 2009. The prior year period was negatively impacted by a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units. While we expect segment net sales to continue to experience growth over our prior year, it is uncertain whether it will continue at the current growth rates.

Aftermarket Services segment operating income increased by $6.4 million, or 108.1%, to $12.3 million for the six months ended September 30, 2010 from $5.9 million for the six months ended September 30, 2009. Operating income increased primarily due to decreased sales volume as described above, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in the prior period.

Aftermarket Services segment operating income as a percentage of segment sales increased to 9.6% for the six months ended September 30, 2010 as compared with 5.1% for the six months ended September 30, 2009, due to decline in sales volume offset by improved results at the Phoenix APU operations.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the six months ended September 30, 2010, we generated approximately $117.7 million of cash flows in operating activities, used approximately $387.4 million in investing activities and received approximately $169.6 million in financing activities.

Cash flows from operations for the six months ended September 30, 2010 increased $44.5 million, or 60.7% from the six months ended September 30, 2009. Our cash flows from operations increased due to an increase of $15.4 million in net income, which included $18.7 million in acquisition-related expenses for the acquisition of Vought. The increase in cash flows was also driven by continued improvements in cash collection efforts resulting in a $35.3 million improvement as compared to the six months ended September 30, 2009 as well as increases in accrued liabilities due to timing, offset by pension and other post-retirement benefit funding in excess of expense of $67.7 million, and $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought.

Cash flows used in investing activities for the six months ended September 30, 2010 increased $368.0 million from the six months ended September 30, 2009.  Our cash flows used in investing activities increased due to the acquisition of Vought ($333.1 million), as well as increased capital expenditures of $27.2 million for our Mexican facility and Vought. Cash flows from financing activities for the six months ended September 30, 2010 increased $211.7 million from the six months ended September 30, 2009 in order to finance the acquisition of Vought.

As of September 30, 2010, $390.0 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2010, an aggregate amount of approximately $97.1 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.01% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

At September 30, 2010, there was $75.0 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

Also in June 2010, the Company entered into a six-year Term Loan for $350.0 million in principal amount. The proceeds of the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. Borrowings under the Term Loan bear interest, at the Company’s option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%. In connection with the closing on the Term Loan, the Company incurred approximately $7.5 million of costs, which were deferred and are being amortized into expense over the term of the Term Loan.

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

In March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58.5 million after deducting debt issuance costs of approximately $0.2 million. In June 2009, the Company added additional capital leases resulting in proceeds of $6.7 million.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s then existing credit facility. The debt issuance costs have been recorded as other assets in the consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

Also in March 2009, we announced that we would establish a new manufacturing facility in Zacatecas, Mexico to complement our existing manufacturing sites.  For the six months ended September 30, 2010 and 2009, the Company expensed $1.6 million and $1.2 million, respectively, in start up costs related to this Mexican facility.  Our investment will involve a significant number of our operating companies and a wide range of capabilities and technologies.

Capital expenditures were approximately $41.2 million for the six months ended September 30, 2010, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $90.0 million for our fiscal year ending March 31, 2011, including capital additions at our Mexican facility.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,308,320	$94,764	$208,298	$126,723	$878,535
Debt interest (2)	357,044	53,074	96,868	91,787	115,315
Operating leases	90,776	26,519	28,495	18,036	17,726
Contingent payments (3)	31,533	11,188	20,345	—	—
Purchase obligations	941,815	726,312	214,804	688	11
Total	$2,729,488	$911,857	$568,810	$237,234	$1,011,587

(1) Included in the Company’s balance sheet at September 30, 2010, plus discounts on Convertible Senior Subordinated Notes, Term Loan, 2017 Notes and 2018 Notes of $6.3 million, $1.7 million, $2.3 million and $2.5 million, respectively, being amortized to expense through September 2011, July 2016, November 2017 and July 2018, respectively.

(2) Includes fixed-rate interest only.

(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $6.6 million as of September 30, 2010 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made contributions to our defined benefit pension plans of $1.5 million and $0.3 million in fiscal 2010 and 2009, respectively.  As a result of the acquisition of Vought, we expect to make total pension and post-retirement plan contributions of $165.7 million to our defined benefit plans during fiscal 2011.  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the “Relief Act”), was signed into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. The Relief Act could have a significant impact on plan contributions beyond fiscal 2011.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and as updated in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission in August 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  There has been no material change in this information during the period covered by this report.

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

As of September 30, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 6.   Exhibits.

Exhibit 10.1#	Triumph Group, Inc. Executive Incentive Plan.*
Exhibit 31.1	Certification by Chairman and CEO Pursuant to Rule 13a-14(a)/15d-14(a).*
Exhibit 31.2	Certification by Executive Vice President, CFO and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).*
Exhibit 32.1	Certification of Periodic Report by Chairman and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.*
Exhibit 32.2	Certification of Periodic Report by Executive Vice President, CFO and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.*
Exhibit 101.1

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.*

*                                         Filed herewith.

#                                         Compensation plans and arrangements for executives and others.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	November 5, 2010
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	November 5, 2010
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 5, 2010
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Triumph Group, Inc. Executive Incentive Plan.*
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101.1

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.*

*                                         Filed herewith.

#                                         Compensation plans and arrangements for executives and others.