Form 10-Q
period 2010-12-31
TRIUMPH GROUP INC
filed 2011-02-04
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, par value $0.001 per share, 24,230,964 shares outstanding as of December 31, 2010.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	DECEMBER 31,	MARCH 31,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,263	$157,218
Accounts receivable, less allowance for doubtful accounts of $5,710 and $4,276	275,719	214,497
Inventories, net of unliquidated progress payments of $179,592 and $12,701	805,755	351,224
Rotable assets	26,788	25,587
Prepaid and other current assets	22,429	18,455
Assets held for sale	4,828	5,051
Total current assets	1,168,782	772,032
Property and equipment, net	732,562	327,634
Goodwill	1,480,302	502,074
Intangible assets, net	960,442	79,844
Deferred income taxes and other	91,888	18,392
Total assets	$4,433,976	$1,699,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$270,554	$91,929
Accounts payable	205,789	92,859
Accrued expenses	305,121	98,565
Deferred income taxes	9,811	—
Liabilities related to assets held for sale	839	899
Total current liabilities	792,114	284,252

Long-term debt, less current portion	1,035,209	413,851
Accrued pension and other post-retirement benefits, noncurrent	954,331	1,397
Deferred income taxes, noncurrent	—	113,640
Other noncurrent liabilities	207,323	26,150

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 24,347,951 and 16,817,931 shares issued; 24,230,964 and 16,673,254 outstanding	24	17
Capital in excess of par value	821,986	314,870
Treasury stock, at cost, 116,987 and 144,677 shares	(6,715)	(7,921)
Accumulated other comprehensive (loss) income	(17,064)	705
Retained earnings	646,768	553,015
Total stockholders’ equity	1,444,999	860,686
Total liabilities and stockholders’ equity	$4,433,976	$1,699,976

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2010	2009	2010	2009

Net sales	$810,853	$313,530	$1,986,262	$942,799

Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	630,612	228,988	1,522,544	676,837
Selling, general and administrative	66,930	39,119	170,913	117,168
Acquisition-related costs	1,000	—	19,650	—
Depreciation and amortization	25,652	12,485	67,529	40,858
	724,194	280,592	1,780,636	834,863

Operating income	86,659	32,938	205,626	107,936
Interest expense and other	21,869	7,768	57,119	18,595
Gain on extinguishment of debt	—	—	—	(39)
Income from continuing operations before income taxes	64,790	25,170	148,507	89,380
Income tax expense	19,810	7,117	50,126	29,088
Income from continuing operations	44,980	18,053	98,381	60,292
Loss from discontinued operations, net	(336)	(12,453)	(825)	(17,202)
Net income	$44,644	$5,600	$97,556	$43,090

Earnings per share—basic:
Income from continuing operations	$1.87	$1.10	$4.48	$3.66
Loss from discontinued operations, net	(0.01)	(0.76)	(0.04)	(1.05)
Net income	$1.85 *	$0.34	$4.44	$2.62 *

Weighted average common shares outstanding—basic	24,078	16,467	21,978	16,454

Earnings per share—diluted:
Income from continuing operations	$1.77	$1.08	$4.26	$3.62
Loss from discontinued operations, net	(0.01)	(0.75)	(0.04)	(1.03)
Net income	$1.75 *	$0.34 *	$4.22	$2.59

Weighted average common shares outstanding—diluted	25,475	16,688	23,106	16,641

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

* Difference due to rounding

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	NINE MONTHS ENDED
	DECEMBER 31,
	2010	2009

Operating Activities
Net income	$97,556	$43,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,529	40,858
Amortization of acquired contract liabilities	(18,825)	—
Gain on early extinguishment of debt	—	(39)
Accretion of debt discount	5,290	4,579
Other amortization included in interest expense	3,057	1,336
Provision for doubtful accounts receivable	251	309
Provision for deferred income taxes	61,552	1,565
Employee stock-based compensation	2,438	2,508
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Accounts receivable	82,757	42,852
Rotable assets	(1,201)	(101)
Inventories	(37,918)	10,399
Prepaid expenses and other current assets	2,011	(2,173)
Accounts payable, accrued expenses and other current liabilities	(89,504)	(38,938)
Accrued pension and other post-retirement benefits	(58,454)	—
Changes in discontinued operations	162	21,326
Other	(1,955)	(1,121)
Net cash provided by operating activities	114,746	126,450
Investing Activities
Capital expenditures	(68,691)	(21,766)
Proceeds from sale of assets	3,979	529
Acquisitions, net of cash acquired	(347,912)	(6,375)
Net cash used in investing activities	(412,624)	(27,612)
Financing Activities
Net increase (decrease) in revolving credit facility	104,575	(127,730)
Proceeds from issuance of long-term debt	796,104	172,878
Proceeds from equipment leasing facility and other capital leases	—	13,942
Repayment of debt and capital lease obligations	(702,174)	(11,205)
Payment of deferred financing costs	(22,768)	(8,277)
Dividends paid	(2,605)	(2,000)
Repurchase of restricted shares for minimum tax obligation	(1,861)	(470)
Proceeds from exercise of stock options, including excess tax benefit of $876 and $140 in fiscal 2011 and 2010	2,790	1,019
Net cash provided by (used in) financing activities	174,061	38,157
Effect of exchange rate changes on cash	(138)	811

Net (decrease) increase in cash and cash equivalents	(123,955)	137,806
Cash and cash equivalents at beginning of period	157,218	14,478

Cash and cash equivalents at end of period	$33,263	$152,284

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2010	2009	2010	2009

Net income	$44,644	$5,600	$97,556	$43,090
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,620)	(502)	290	5,828
Pension liability adjustment, net of income taxes of $12,093	(18,951)	—	(18,951)	—
Unrealized gain on cash flow hedge, net of tax of $113, $28, $339,and $221, respectively	297	115	891	443
Total other comprehensive (loss) income	(20,274)	(387)	(17,770)	6,271

Total comprehensive income	$24,370	$5,213	$79,786	$49,361

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company” or “Triumph”) have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the preliminary allocation of the purchase price of the Company’s acquisition of Vought Aircraft Industries, Inc. (“Vought”) completed on June 16, 2010 (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

As discussed in Note 3, on June 16, 2010, the Company completed the acquisition of Vought.  The Company’s fiscal 2011 consolidated financial statements are inclusive of Vought’s operations from June 16, 2010 through December 31, 2010.  Management believes that the acquisition of Vought significantly advances its technical capabilities and enhances its ability to offer aerostructure systems solutions to its customers. The integration of Vought with Triumph creates a leading Tier One Capable supplier with strong positions in commercial and military platforms.  Strategically, the acquisition of Vought provides further diversification across customers and programs, as well as exposure to new growth platforms.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the three and nine months ended December 31, 2010, the Company recognized $9,244 and $18,825, respectively, into net sales in the accompanying consolidated statements of income.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Aftermarket Services Group provides repair and overhaul services, a small portion of which services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer’s fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes and amounts retained by the customer pending contract completion.  Unbilled amounts are generally billed and collected within one year.  The Company continuously monitors collections and payments from customers.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 33% and 26% of total accounts receivable as of December 31, 2010 and March 31, 2010, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the nine months ended December 31, 2010 were $870,978, or 43.9% of net sales, of which $799,752, $43,267 and $27,959 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2009 were $283,034, or 30% of net sales, of which $203,851, $51,876 and $27,307 were from the Aerostructures segment, Aerospace Systems segment and Aftermarket Services segment, respectively.  No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant.  Stock-based compensation expense for the three months ended December 31, 2010 and 2009 was $956 and $814, respectively. Stock-based compensation expense for the nine months ended

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2010 and 2009 was $2,438 and $2,508, respectively. The benefits of tax deductions in excess of recognized compensation expenses were $876 and $140 for the nine months ended December 31, 2010 and 2009, respectively. The Company has classified share-based compensation as a corporate charge within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	December 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.1 years	$73,739	$(55,738)	$18,001
Non-compete agreements, customer relationships, contracts and other	14.4 years	313,675	(40,234)	273,441
Tradename	Indefinite-lived	669,000	—	669,000
Total intangibles, net		$1,056,414	$(95,972)	$960,442

	March 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Product rights and licenses	11.4 years	$74,082	$(51,762)	$22,320
Non-compete agreements, customer relationships, contracts and other	9.6 years	83,606	(26,082)	57,524
Total intangibles, net		$157,688	$(77,844)	$79,844

Amortization expense for the three and nine months ended December 31, 2010 and 2009 was $6,970 and $18,215 and $2,566 and $11,110, respectively.

Supplemental Cash Flow Information

The Company paid $1,383 and $16,446 for income taxes, net of refunds received for the nine months ended December 31, 2010 and 2009, respectively. The Company made interest payments of $34,227 and $13,268 for the nine months ended December 31, 2010 and 2009, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3).

During the nine months ended December 31, 2010, the Company issued 7,496,165 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3) and financed $11,483 of property and equipment additions through capital leases.

3.  ACQUISITIONS

Vought Aircraft Industries, Inc.

On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures-Vought Commercial Division, Triumph Aerostructures-Vought Integrated Programs Division and Triumph Structures - Everett, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

commercial, military and business jet aircraft.  Products include fuselages, wings, empennages, nacelles and helicopter cabins.  Vought’s customer base is comprised of the leading global aerospace original equipment manufacturers or OEMs and over 80% of its revenue is from sole source, long-term contracts.  Vought’s revenues for the year ended December 31, 2009 were $1.9 billion and Vought employed approximately 5,900 people. The Company incurred $19,650 in acquisition-related expenses in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments. Such commitments expired upon closing of the acquisition of Vought.

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

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analyses is obtained. The Company expects to finalize these amounts during the fourth quarter of fiscal 2011. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date. The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

June 16, 2010
Cash	$214,833
Accounts receivable	145,471
Inventory	418,077
Prepaid expenses and other	5,144
Property and equipment	375,132
Goodwill	969,936
Intangible assets	899,000
Deferred tax assets	208,546
Other assets	384
Total assets	$3,236,523

Accounts payable	$150,121
Accrued expenses	243,325
Debt	590,710
Acquired contract liabilities	133,000
Other noncurrent liabilities	1,066,550
Total liabilities	$2,183,706

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Intangible assets: The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted - Average Life	Estimated Fair Value

Customer relationships/contracts	15.8 years	$230,000
Tradename	Indefinite-lived	669,000
Total intangibles		$899,000

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

The pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations.  The allocation guidelines of the pension plan assets are as follows: public equity - 53% to 61%; alternative investment funds - 2% to 12%: fixed income investments - 28% to 34% and real estate funds - 3% to 7%.

Goodwill: Goodwill in the amount of $969,936 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, goodwill recorded as part of the acquisition of Vought includes:

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

The recorded amounts for assets and liabilities are provisional and subject to change. The measurement period adjustments recorded in the third quarter of fiscal 2011 did not have a significant impact on the Company’s consolidated statements of income, balance sheet, or cash flows. The following items still are subject to change:

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

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Actual and pro forma impact of the Vought acquisition: The following table presents information for Vought that is included in the Company’s consolidated statement of income from June 16, 2010 through the end of the quarter:

	Three months ended December 31, 2010	Nine months ended December 31, 2010
Net sales	$470,110	$983,105
Operating income	47,048	99,351

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

	Three months ended	Nine months ended December 31
	December 31, 2009	2010	2009
Net sales	$861,776	$2,343,262	$2,404,291
Income from continuing operations	49,929	101,881	140,957

Income from continuing operations — basic	$2.09	$4.23	$5.89
Income from continuing operations — diluted	$2.07	$4.04	$5.84

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

The acquisitions of DCL and Fabritech are herein referred to as the “fiscal 2010 acquisitions.”  The combined purchase price for the fiscal 2010 acquisitions of $34,547 includes cash paid at closing, deferred payments and estimated contingent payments.  The estimated contingent payments represent an earnout contingent upon the achievement of certain earnings levels during the earnout period.  The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 are $6,400, $5,000 and $4,600, respectively.  The estimated fair value of the earnout note at the date of acquisition of $10,500 is classified as a Level 3 liability in the fair value hierarchy (Note 8). The excess of the purchase price over the estimated fair value of the net assets acquired of $22,323 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at approximately $4,100 with a weighted-average life of 10.0 years.  The Company is awaiting final appraisal of tangible and intangible assets related to the fiscal 2010 acquisitions. Accordingly, the Company has recorded its best estimate of the value of intangible assets, property and equipment and contingent consideration. Therefore, the allocation of purchase price for the fiscal 2010 acquisitions is not complete.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the fiscal 2010 acquisitions:

Cash	$532
Accounts receivable	640
Inventory	6,379
Prepaid expenses and other	79
Property and equipment	2,620
Goodwill	22,323
Intangible assets	4,100
Total assets	$36,673

Accounts payable	$298
Accrued expenses	1,828
Other noncurrent liabilities	10,500
Total liabilities	$12,626

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

The following unaudited pro forma information for the three and nine months ended December 31, 2009 has been prepared assuming the fiscal 2010 acquisitions had occurred on April 1, 2009.

	Three months ended	Nine months ended
	December 31, 2009	December 31, 2009
Net sales	$317,424	$954,102
Income from continuing operations	18,013	59,204

Income from continuing operations — basic	$1.09	$3.60
Income from continuing operations — diluted	$1.08	$3.56

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

Revenues of discontinued operations were $281 and $1,239, and $(236) and $1,258 for the three and nine months ended December 31, 2010 and 2009, respectively.  The loss from discontinued operations was $336 and $825, and $12,453 and $17,202, net of income tax benefit of $179 and $443, and $6,648 and $9,205 for the three and nine months ended December 31, 2010 and 2009, respectively.  Included in the loss from discontinued operations for the nine months ended December 31, 2009 is an impairment charge of $19,895. Interest expense of $67 and $194, and $669 and $2,274 was allocated to discontinued operations for the three and nine months ended December 31, 2010 and 2009, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	DECEMBER 31,	MARCH 31,
	2010	2010

Assets held for sale:
Accounts receivable, net	$1,448	$1,656
Inventories	358	372
Property, plant and equipment	3,000	3,000
Other	22	23
Total assets held for sale	$4,828	$5,051
Liabilities held for sale:
Accounts payable	$310	$227
Accrued expenses	181	324
Other noncurrent liabilities	348	348
Total liabilities held for sale	$839	$899

In December 2010, the Company sold certain contracts and related assets of the Milwaukee sales office of Triumph Accessory Services — Wellington at net book value for total proceeds of $2,458.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

5.             INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	DECEMBER 31,	MARCH 31,
	2010	2010
Raw materials	$75,123	$51,028
Manufactured and purchased components	175,578	162,281
Work-in-process	689,874	111,975
Finished goods	44,772	38,641
Less: unliquidated progress payments	(179,592)	(12,701)
Total inventories	$805,755	$351,224

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	DECEMBER 31,	MARCH 31,
	2010	2010

Revolving credit facility	$104,575	$—
Receivable securitization facility	75,000	75,000
Equipment leasing facility and other capital leases	70,855	69,560
Term loan credit agreement	347,533	—
Secured promissory notes	5,100	11,107
Senior subordinated notes due 2017	172,739	172,561
Senior notes due 2018	347,566	—
Convertible senior subordinated notes	174,417	169,584
Other debt	7,978	7,968
	1,305,763	505,780
Less current portion	270,554	91,929
	$1,035,209	$413,851

Revolving Credit Facility

On May 10, 2010, the Company entered into a credit agreement (the “Credit Facility”). The Credit Facility became available on June 16, 2010 in connection with the consummation of the acquisition of Vought.  The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company and the subsidiaries of the Company party thereto. Such liens are pari passu to the liens securing the Company’s obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the “Intercreditor Agreement”). In connection with entering into the Credit Facility, the Company incurred approximately $2,917 of financing costs. These costs, along with the $3,763 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

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

At December 31, 2010, there were $104,575 in borrowings and $41,038 in letters of credit outstanding under the facility.  At March 31, 2010, there were no borrowings and $6,123 in letters of credit outstanding under the 2009 Credit Agreement.  The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Company is currently in compliance with all such covenants.  As of December 31, 2010, the Company had borrowing capacity under this facility of $389,387 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2010, the Company entered into an amended receivable securitization facility (the “Securitization Facility”), increasing the purchase limit from $125,000 to $175,000.  In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the accounts receivable under the Securitization Facility.  As of December 31, 2010, the maximum amount available under the Securitization Facility was $126,500. The Securitization Facility is due to expire in June 2011 and is subject to annual renewal through August 2013.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.50% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At December 31, 2010, there was $75,000 outstanding under the Securitization Facility.  In connection with amending the Securitization Facility, the Company incurred approximately $653 of financing costs. These costs, along with the $540 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility.  The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58,546 after

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

deducting debt issuance costs of approximately $188. During the nine months ended December 31, 2009, the Company added additional capital leases resulting in proceeds of $13,942.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s then existing credit facility. The debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

During the nine months ended December 31, 2010, the Company entered into new capital leases in the amount of $11,483 to finance a portion of the Company’s capital additions for the period.

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

Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2017 Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2010.

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

Senior Notes due 2018

On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.625% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.270% of principal amount and have an effective interest yield of 8.75%. Interest on the Notes accrues at the rate of 8.625% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

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

The Company is obligated to offer to repurchase the 2018 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions. This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2018 Notes at any time after July 15, 2014, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2010.

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

The Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest payable per Note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a Note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is within the control of the Company to call the Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2010.

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

The Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Notes. In January 2011, the Company delivered a notice to holders of the Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2010, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the notes a put option through March 31, 2011. Accordingly, the balance sheet classification of the notes will be short term for as long as the put option remains in effect.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $54.45. The average price of the Company’s common stock for the fiscal quarters ended December 31, 2010 and December 31, 2009 was $84.62 and $48.73, respectively.  Therefore, 1,172,410 and zero additional shares were included in the diluted earnings per share calculation for the fiscal quarters ended December 31, 2010 and December 31, 2009, respectively.  The average price of the Company’s common stock for the nine months ended December 31, 2010 and December 31, 2009 was $75.25 and $43.94, respectively. Therefore, as of the nine months ended December 31, 2010 and December 31, 2009, there were 908,937 and zero additional shares, respectively, included in the diluted earnings per share. If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. As of December 31, 2010, the remaining discount of $4,633 will be amortized on the effective interest method through October 1, 2011. The debt and equity components recognized for the Notes as of December 31, 2010 were as follows:

Principal amount of convertible notes	$179,050
Unamortized discount (1)	4,633
Net carrying amount	174,417

(1)          Remaining recognition period of 0.75 year as of December 31, 2010.

The amount of interest expense recognized and the effective rate for the Notes were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Contractual coupon interest	$1,175	$1,175	$3,525	$3,587
Amortization of discount on convertible notes	1,637	1,535	4,833	4,552
Interest expense	$2,812	$2,710	$8,358	$8,139

Effective interest rate	6.5%	6.5%	6.5%	6.5%

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

In March 2008, the Company entered into an interest rate swap agreement (the “Swap”), maturing June 2011, involving the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without exchange of the underlying principal amount.  Under the Swap, the Company receives interest equivalent to the one-month LIBOR and pays a fixed rate of interest of 2.925 percent with settlements occurring monthly.  The objective of the hedge is to eliminate the variability of cash flows in interest payments for $85,000 of floating rate debt.  To maintain hedge accounting for the Swap, the Company is committed to maintaining at least $85,000 in borrowings at an interest rate based on one-month LIBOR, plus an applicable margin, through June 2011.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.             DERIVATIVES (Continued)

In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the nine months ended December 31, 2010, $1,401 was recognized as a reduction to interest expense and other for the change in fair value of the Swap.

As of December 31, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $85,000.  For the nine months ended December 31, 2010, $891 of losses were reclassified into earnings from accumulated other comprehensive income.

The fair value of the interest rate swap of $1,131 and $2,527 as of December 31, 2010 and March 31, 2010, respectively, were included in Other noncurrent liabilities.

The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI		Reclassification Adjustment
	Reclassification Adjustment	(Effective Portion)		Gain (Loss) Amount
	Gain (Loss) Location	Period ended December 31,		Period ended December 31,
Cash Flow Hedges	(Effective Portion)	2010	2009	2010	2009

Interest rate swap	Interest expense and other	$—	$328	$(594)	$(1,104)

The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $564 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the remainder of fiscal 2011.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

8.             FAIR VALUE MEASUREMENTS (Continued)

The following table provides the assets reported at fair value and measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, net of tax of $413	$(718)	$—	$(718)	$—
Contingent earnout	$(11,111)	$—	$—	$(11,111)

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

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2010 and March 31, 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,305,763	$1,474,084	$505,780	$582,199

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.             EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	(in thousands)		(in thousands)
	2010	2009	2010	2009

Weighted average common shares outstanding – basic	24,078	16,467	21,978	16,454
Net effect of dilutive stock options	225	221	219	187
Potential common shares - convertible debt	1,172	—	909	—
Weighted average common shares outstanding – diluted	25,475	16,688	23,106	16,641

The weighted average common shares outstanding — basic includes the 7,496,165 shares issued as partial consideration in the acquisition of Vought for the pro rata portion of the quarter ended June 30, 2010 (See Note 3). The period to date weighted average calculations will continue to be impacted by the issuance of the shares for the remainder of fiscal 2011.

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of December 31, 2010 and March 31, 2010, the total amount of accrued income tax-related interest and penalties was $199 and $403, respectively.

As of December 31, 2010 and March 31, 2010, the total amount of unrecognized tax benefits was $6,961 and $4,434, respectively, of which $6,961 and $3,331, respectively, would impact the effective rate, if recognized.  The total amount of unrecognized tax benefits was reduced in the previous quarter by $2,232 as a result of the resolution of prior years’ tax examinations.  The Company increased unrecognized tax benefits by $1,783 in the previous quarter in connection with purchase accounting adjustments associated with the acquisition of Vought.  The Company does not anticipate that total unrecognized tax benefits will be reduced due to the expiration of statutes of limitation for various tax issues in the next 12 months.

The Company has filed appeals in a prior state tax examination jurisdiction related to fiscal years ended March 31, 1999 through March 31, 2005.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The effective income tax rate for the nine months ended December 31, 2010 was 33.7% reflecting the non-deductibility of certain acquisition-related expenses in the first quarter, offset by the retroactive reinstatement of the Federal Research and Development tax credit back to January 1, 2010.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008. During the quarter ended September 30, 2010, the Company was notified of an income tax examination by one state for the tax years ended March 31, 2007 through March 31, 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.           GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2010 through December 31, 2010:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2010 *	$249,715	$199,982	$52,377	$502,074
Goodwill recognized in connection with acquisitions	969,936	—	—	969,936
Purchase price allocation adjustments	8,000	(48)	93	8,045
Effect of exchange rate changes and other	—	247	—	247
Balance, December 31, 2010	$1,227,651	$200,181	$52,470	$1,480,302

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

In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees.  Such benefits are unfunded as of December 31, 2010. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.

In accordance with the Compensation — Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated post-retirement benefit obligation of the plan.  In order to recognize the funded status, the Company determined the fair value of the plan assets.  The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

12.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (Continued)

remeasurement.  Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs for our post-retirement benefit plans are shown in the following table:

	Pension benefits
	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$5,499	$20	$11,525	$61
Interest cost	29,327	189	63,587	566
Expected return on plan assets	(29,419)	(110)	(63,702)	(330)
Amortization of prior service costs	18	41	54	123
Amortization of net loss	787	38	879	114
Net periodic pension cost	$6,212	$178	$12,343	$534

	Other post-retirement benefits
	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$990	$—	$2,145	$—
Interest cost	5,326	—	11,540	—
Expected return on plan assets	—	—	—	—
Net periodic pension cost	$6,316	$—	$13,685	$—

In October 2010, our largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement.  The agreement provided for an increase in the pension benefits payable to covered employees who retire on or after November 1, 2010. The aforementioned changes led to remeasurement of affected plan’s assets and obligations as of October 2010, which resulted in a $31.8 million increase in unfunded liability for pension plans.

Pension Plan Funding

We estimate that our total pension plan contributions during the remainder of fiscal year ended March 31, 2011 will be approximately $61,400.  This amount reflects the effects of relevant pension legislation.  No plan assets are expected to be returned to us in fiscal 2011.

13.           SEGMENTS

As further described below, beginning with this Quarterly Report on Form 10-Q, the Company has modified its segment reporting in accordance withASC Topic 280, Segment Reporting.

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

The Company’s Aerostructures Group consists of 22 operating locations, the Aerospace Systems Group segment consists of 23 operating locations and the Aftermarket Services segment consists of 13 operating locations at December 31, 2010.

The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including  aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels and environmental control system ducts.  These products are sold to various aerospace OEMs on a global basis.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

Selected financial information for each reportable segment is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2010	2009	2010	2009
Net sales:
Aerostructures	$613,544	$152,440	$1,422,580	$434,440
Aerospace systems	124,693	111,769	365,626	348,771
Aftermarket services	74,709	51,409	203,191	166,506
Elimination of inter-segment sales	(2,093)	(2,088)	(5,135)	(6,918)
	$810,853	$313,530	$1,986,262	$942,799

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$70,606	$24,201	$176,637	$67,969
Aerospace systems	17,436	14,889	52,933	52,052
Aftermarket services	9,494	1,390	21,778	7,294
Corporate	(10,877)	(7,542)	(45,722)	(19,379)
	86,659	32,938	205,626	107,936
Interest expense and other	21,869	7,768	57,119	18,556
	$64,790	$25,170	$148,507	$89,380

Depreciation and amortization:
Aerostructures	$18,071	$5,286	$44,889	$18,171
Aerospace systems	4,336	3,798	12,738	12,503
Aftermarket services	2,400	3,211	8,486	9,650
Corporate	845	190	1,416	534
	$25,652	$12,485	$67,529	$40,858

Capital expenditures:
Aerostructures	$20,020	$2,754	$42,580	$7,235
Aerospace systems	2,363	1,896	8,625	8,886
Aftermarket services	854	1,474	3,202	3,234
Corporate	4,225	1,597	14,284	2,411
	$27,462	$7,721	$68,691	$21,766

	DECEMBER 31,	MARCH 31,
	2010	2010
Total Assets:
Aerostructures	$3,555,829	$648,953
Aerospace systems	543,580	557,404
Aftermarket services	302,260	300,777
Corporate	27,479	187,791
Discontinued operations	4,828	5,051
	$4,433,976	$1,699,976

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

During the three months ended December 31, 2010 and 2009, the Company had international sales of $111,435 and $58,253, respectively. During the nine month period ended December 31, 2010 and 2009, the Company had international sales of $281,302 and $183,778, respectively.

14.           SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder’s equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of December 31, 2010 and March 31, 2010, condensed consolidating statements of income for the three and nine months ended December 31, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended December 31, 2010 and 2009.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$13,553	$423	$19,287	$—	$33,263
Accounts receivable, net	5,985	96,435	173,299	—	275,719
Inventories	—	779,318	26,437	—	805,755
Rotable assets	—	22,193	4,595	—	26,788
Prepaid expenses and other	14,406	7,359	664	—	22,429
Assets held for sale	—	4,828	—	—	4,828
Total current assets	33,944	910,556	224,282	—	1,168,782
Property and equipment, net	33,978	682,471	16,113	—	732,562
Goodwill and other intangible assets, net	1,863	2,391,329	47,552	—	2,440,744
Other, net	54,412	37,257	219	—	91,888
Intercompany investments and advances	783,449	(208,852)	2,469	(577,066)	—
Total assets	$907,646	$3,812,761	$290,635	$(577,066)	$4,433,976

Current liabilities:
Current portion of long-term debt	$178,618	$16,930	$75,006	$—	$270,554
Accounts payable	3,017	196,218	6,554	—	205,789
Accrued expenses	36,975	259,004	9,142	—	305,121
Deferred income taxes	5,137	4,674	—	—	9,811
Liabilities related to assets held for sale	—	839	—	—	839
Total current liabilities	223,747	477,665	90,702	—	792,114
Long-term debt, less current portion	975,364	59,845	—	—	1,035,209
Intercompany debt	(1,840,344)	1,713,930	126,414	—	—
Other noncurrent liabilities	23,628	1,139,441	(1,415)	—	1,161,654
Total stockholders’ equity	1,525,251	421,880	74,934	(577,066)	1,444,999
Total liabilities and stockholders’ equity	$907,646	$3,812,761	$290,635	$(577,066)	$4,433,976

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$148,437	$1,712	$7,069	$—	$157,218
Accounts receivable, net	1,571	29,995	182,931	—	214,497
Inventories	—	322,615	28,609	—	351,224
Rotable assets	—	22,456	3,131	—	25,587
Prepaid expenses and other	12,728	5,176	551	—	18,455
Assets held for sale	—	5,051	—	—	5,051
Total current assets	162,736	387,005	222,291	—	772,032
Property and equipment, net	9,854	301,568	16,212	—	327,634
Goodwill and other intangible assets, net	—	533,640	48,278	—	581,918
Other, net	16,489	1,690	213	—	18,392
Intercompany investments and advances	410,733	(1,563)	2,853	(412,023)	—
Total assets	$599,812	$1,222,340	$289,847	$(412,023)	$1,699,976

Current liabilities:
Current portion of long-term debt	$469	$14,915	$76,545	$—	$91,929
Accounts payable	2,560	83,885	6,414	—	92,859
Accrued expenses	32,208	60,507	5,850	—	98,565
Liabilities related to assets held for sale	—	899	—	—	899
Total current liabilities	35,237	160,206	88,809	—	284,252
Long-term debt, less current portion	342,550	71,301	—	—	413,851
Intercompany debt	(771,776)	636,409	135,367	—	—
Accrued pension and other post-retirement benefits, noncurrent	—	1,397	—	—	1,397
Deferred income taxes and other	133,115	7,979	(1,304)	—	139,790
Total stockholders’ equity	860,686	345,048	66,975	(412,023)	860,686
Total liabilities and stockholders’ equity	$599,812	$1,222,340	$289,847	$(412,023)	$1,699,976

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$787,664	$24,134	$(945)	$810,853

Operating costs and expenses:
Cost of sales	—	615,063	16,494	(945)	630,612
Selling, general and administrative	9,031	54,462	3,437	—	66,930
Acquisition-related	1,000	—	—	—	1,000
Depreciation and amortization	846	23,993	813	—	25,652
	10,877	693,518	20,744	(945)	724,194
Operating income (loss)	(10,877)	94,146	3,390	—	86,659
Intercompany interest and charges	(34,399)	33,585	814	—	—
Interest expense and other	20,998	1,795	(924)	—	21,869
Income from continuing operations, before income taxes	2,524	58,766	3,500	—	64,790
Income tax expense (benefit)	(1,931)	21,369	372	—	19,810
Income from continuing operations	4,455	37,397	3,128	—	44,980
Loss on discontinued operations, net	—	(336)	—	—	(336)
Net income	$4,455	$37,061	$3,128	$—	$44,644

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$301,348	$15,568	$(3,386)	$313,530

Operating costs and expenses:
Cost of sales	—	218,349	14,025	(3,386)	228,988
Selling, general and administrative	7,352	29,091	2,676	—	39,119
Depreciation and amortization	190	11,897	398	—	12,485
	7,542	259,337	17,099	(3,386)	280,592
Operating income (loss)	(7,542)	42,011	(1,531)	—	32,938
Intercompany interest and charges	(21,487)	21,484	3	—	—
Interest expense and other	6,414	856	498	—	7,768
Income from continuing operations, before income taxes	7,531	19,671	(2,032)	—	25,170
Income tax expense (benefit)	907	6,212	(2)	—	7,117
Income from continuing operations	6,624	13,459	(2,030)	—	18,053
Loss on discontinued operations, net	—	(12,453)	—	—	(12,453)
Net income	$6,624	$1,006	$(2,030)	$—	$5,600

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine months ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,920,064	$69,829	$(3,631)	$1,986,262

Operating costs and expenses:
Cost of sales	—	1,476,963	49,212	(3,631)	1,522,544
Selling, general and administrative	24,656	136,376	9,881	—	170,913
Acquisition-related	19,650	—	—	—	19,650
Depreciation and amortization	1,415	63,743	2,371	—	67,529
	45,721	1,677,082	61,464	(3,631)	1,780,636
Operating income(loss)	(45,721)	242,982	8,365	—	205,626
Intercompany interest and charges	(88,591)	86,187	2,404	—	—
Interest expense and other	52,803	6,756	(2,440)	—	57,119
Income (loss) from continuing operations, before income taxes	(9,933)	150,039	8,401	—	148,507
Income tax expense (benefit)	(5,056)	54,323	859	—	50,126
Income from continuing operations	(4,877)	95,716	7,542	—	98,381
Loss on discontinued operations, net	—	(825)	—	—	(825)
Net income	$(4,877)	$94,891	$7,542	$—	$97,556

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$906,023	$46,318	$(9,542)	$942,799

Operating costs and expenses:
Cost of sales	—	648,582	37,797	(9,542)	676,837
Selling, general and administrative	18,845	90,930	7,393	—	117,168
Depreciation and amortization	534	38,004	2,320	—	40,858
	19,379	777,516	47,510	(9,542)	834,863
Operating income(loss)	(19,379)	128,507	(1,192)	—	107,936
Intercompany interest and charges	(67,705)	67,831	(126)	—	—
Interest expense and other	15,153	2,053	1,350	—	18,556
Income from continuing operations, before income taxes	33,173	58,623	(2,416)	—	89,380
Income tax expense	8,721	19,445	922	—	29,088
Income from continuing operations	24,452	39,178	(3,338)	—	60,292
Loss on discontinued operations, net	—	(17,202)	—	—	(17,202)
Net income	$24,452	$21,976	$(3,338)	$—	$43,090

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$(4,877)	$94,891	$7,542	$—	$97,556

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	19,265	(17,788)	15,713	—	17,190
Net cash provided by operating activities	14,388	77,103	23,255	—	114,746
Capital expenditures	(14,284)	(53,470)	(937)	—	(68,691)
Proceeds from sale of assets and businesses	—	3,957	22	—	3,979
Acquisitions, net of cash acquired	—	(346,362)	(1,550)	—	(347,912)
Net cash used in investing activities	(14,284)	(395,875)	(2,465)	—	(412,624)
Net increase in revolving credit facility	104,575	—	—	—	104,575
Proceeds on issuance of debt	695,694	10	100,400	—	796,104
Retirements and repayments of debt	(592,057)	(9,686)	(100,431)	—	(702,174)
Payments of deferred financing costs	(22,768)	—	—	—	(22,768)
Dividends paid	(2,605)	—	—	—	(2,605)
Withholding of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	2,790	—	—	—	2,790
Intercompany financing and advances	(318,756)	327,159	(8,403)	—	—
Net cash (used in) provided by financing activities	(134,988)	317,483	(8,434)	—	174,061
Effect of exchange rate changes on cash	—	—	(138)	—	(138)
Net change in cash and cash equivalents	(134,884)	(1,289)	12,218	—	(123,955)
Cash and cash equivalents at beginning of period	148,437	1,712	7,069	—	157,218
Cash and cash equivalents at end of period	$13,553	$423	$19,287	$—	$33,263

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$24,452	$21,976	$(3,338)	$—	$43,090

Adjustments to reconcile net income to net cash provided by operating activities	7,040	41,498	34,822	—	83,360
Net cash provided by operating activities	31,492	63,474	31,484	—	126,450
Capital expenditures	(1,335)	(18,634)	(1,797)	—	(21,766)
Proceeds from sale of assets and businesses	1	527	1	—	529
Cash used for businesses and intangible assets acquired	—	(4,896)	(1,479)	—	(6,375)
Net cash used in investing activities	(1,334)	(23,003)	(3,275)	—	(27,612)
Net decrease in revolving credit facility	(127,730)	—	—	—	(127,730)
Proceeds from issuance of debt	172,477	14,343	—	—	186,820
Retirements and repayments of debt	(4,332)	(6,782)	(91)	—	(11,205)
Payments of deferred financing costs	(8,277)	—	—	—	(8,277)
Dividends paid	(2,000)	—	—	—	(2,000)
Repurchase of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	1,019	—	—	—	1,019
Intercompany financing and advances	79,627	(53,261)	(26,366)	—	—
Net cash used in financing activities	110,314	(45,700)	(26,457)	—	38,157
Effect of exchange rate changes on cash	—	—	811	—	811
Net change in cash and cash equivalents	140,472	(5,229)	2,563	—	137,806
Cash and cash equivalents at beginning of period	3,821	5,457	5,200	—	14,478
Cash and cash equivalents at end of period	$144,293	$228	$7,763	$—	$152,284

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

15.           RELATED PARTIES

The Company has a commercial relationship with Wesco Aircraft Hardware Corp. (“Wesco”), a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to us pursuant to long-term contracts.  The Carlyle Group owns a majority stake in Wesco and is the Company’s largest shareholder.  The Carlyle Group may indirectly benefit from its economic interest in Wesco from its contractual relationships with us.  The total amount paid to Wesco pursuant to the Company’s contracts with Wesco for the nine months ended December 31, 2010 was approximately $24,364.

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

Financial highlights for the three and nine months ended December 31, 2010 include:

•                  Net sales for the third quarter of the fiscal year ending March 31, 2011 increased 158.6% to $810.9 million, including 9.9% increase due to organic growth.

•                  Operating income in the third quarter of fiscal 2011 increased 163.1% to $86.7 million, which included 17.5% increase due to organic growth, offset by $1.0 million of acquisition-related expenses associated with the acquisition of Vought.

•                  Income from continuing operations for the third quarter of fiscal 2011 increased 149.2% to $45.0 million.

•                  Backlog increased to $3.9 billion due to the acquisition of Vought, having an organic increase of 17.0% from the prior year period.

•                  Income from continuing operations was $1.77 per diluted common share.

•                  For the nine months ended December 31, 2010, we generated $114.7 million of cash flow from operating activities.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with accounting standards generally accepted in the United States (“GAAP”). In accordance with Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measures that we disclose are EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe EBITDA is a measure of our ongoing operating performance because the isolation of noncash income and expenses, such as amortization of acquired contract liabilities, depreciation and amortization, and nonoperating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Income from continuing operations	$44,980	$18,053	$98,381	$60,292
Amortization of acquired contract liabilities	(9,244)	—	(18,825)	—
Depreciation and amortization	25,652	12,485	67,529	40,858
Interest expense and other	21,869	7,768	57,119	18,595
Gain on early extinguishment of debt	—	—	—	(39)
Income tax expense	19,810	7,117	50,126	29,088
EBITDA	103,067	45,423	254,330	148,794
Acquisition-related expenses	1,000	—	19,650	—
Adjusted EBITDA	$104,067	$45,423	$273,980	$148,794

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended December 31, 2010 compared to quarter ended December 31, 2009

	QUARTER ENDED
	DECEMBER 31,
	2010	2009
	(dollars in thousands)
Net sales	$810,853	$313,530
Segment operating income	$97,536	$40,480
Corporate expenses	(10,877)	(7,542)
Total operating income	86,659	32,938
Interest expense and other	21,869	7,768
Income tax expense	19,810	7,117
Income from continuing operations	44,980	18,053
Loss from discontinued operations, net	(336)	(12,453)
Net income	$44,644	$5,600

Net sales increased by $497.3 million, or 158.6%, to $810.9 million for the quarter ended December 31, 2010 from $313.5 million for the quarter ended December 31, 2009. The acquisition of Vought, along with the acquisitions of Fabritech, Inc. (now Triumph Fabrications — St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments — Burbank), collectively, the “fiscal 2010 acquisitions,” contributed $475.0 million of the net sales increase.  Excluding the effects of the acquisition of Vought and the fiscal 2010 acquisitions, organic sales increased $22.3 million, or 7.1%. The prior year period was negatively impacted by the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased by $401.6 million, or 175.4%, to $630.6 million for the quarter ended December 31, 2010 from $229.0 million for the quarter ended December 31, 2009. This increase includes the impact of the acquisition of Vought and the fiscal 2010 acquisitions noted above, which contributed $391.6 million.  Gross margin for the quarter ended December 31, 2010 was 22.2%, as compared to 27.0% for the prior year period.  Excluding the effects of these acquisitions, gross margin was 28.8% for the quarter ended December 31, 2010, compared with 27.0% for the quarter ended December 31, 2009. The prior year period organic gross margin excluded the impact of certain favorable settlements of retroactive price agreements that have occurred since December 2009. In addition, the current year gross margins on sales in the Aftermarket Services Group have continued to improve with increased revenues.

Segment operating income increased by $57.0 million, or 140.9%, to $97.5 million for the quarter ended December 31, 2010 from $40.5 million for the quarter ended December 31, 2009.  The segment operating income increase was a direct result of contributions from the acquisition of Vought and the fiscal 2010 acquisitions ($48.0 million), as well as improvement in organic gross margin ($5.9 million) and organic revenue growth. In addition, the prior year period was negatively impacted by the events described above.

Corporate expenses increased by $3.3 million, or 44.2%, to $10.9 million for the quarter ended December 31, 2010 from $7.6 million for the quarter ended December 31, 2009.  The corporate expense increase was impacted by integration costs associated with the acquisition of Vought ($1.0 million), increased compensation and benefits ($1.1 million) due to increased corporate head count as compared to the prior year period, and an increase of $2.5 million of start up costs related to the Mexican facility compared to the prior year period, partially offset by decreases in legal and consulting expenses ($1.2 million).

Interest expense and other increased by $14.1 million, or 181.5%, to $21.9 million for the quarter ended December 31, 2010 compared to $7.8 million for the prior year period.  This increase was due to higher average debt outstanding during the quarter ended December 31, 2010 mostly due to the acquisition of Vought as compared to the quarter ended December 31, 2009, including the Senior Subordinated Notes due 2017 (the “2017 Notes”), the Senior Notes due 2018 (the “2018 Notes”) and the Term Loan, along with higher interest rates on our revolving credit facility.

The effective income tax rate for the quarter ended December 31, 2010 was 30.6% compared to 28.3% for the quarter ended December 31, 2009.  The effective income tax rate is impacted primarily by the retroactive reinstatement of the research and development tax credit back to January 1, 2010 ($2.9 million). For the fiscal year ending March 31, 2011, the Company expects its effective income tax rate to be approximately 34.5%.

Loss from discontinued operations before income taxes was $0.5 million for the quarter ended December 31, 2010 compared with a loss from discontinued operations before income taxes of $19.1 million, for the quarter ended December 31, 2009. Due to failed negotiations with certain potential buyers of the business in the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions. This reassessment resulted in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pre-tax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the carrying value of the business to estimated fair value less cost to sell. The benefit for income taxes was $0.2 million for the quarter ended December 31, 2010 compared to a benefit of $6.6 million in the prior year period.

Business Segment Performance

As further described below, beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, the Company modified its segment reporting in accordance with ASC Topic 280, Segment Reporting.  Through the first quarter of fiscal 2011, the Company had been organized based on the products and services that it provided. Under this organizational structure, the Company had two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company evaluated performance and allocated resources based on operating income of each reportable segment. The Company’s Chief Operating Decision Maker (CODM) evaluated performance and allocated resources based upon review of segment information. The CODM utilized operating income as a primary measure of profitability.

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

	Three months ended December 31,
	2010	2009
Aerostructures
Commercial aerospace	37.6%	25.1%
Military	25.3	15.5
Business Jets	11.1	3.8
Regional	0.6	1.4
Non-aviation	1.0	2.7
Total Aerostructures net sales	75.6%	48.5%
Aerospace Systems
Commercial aerospace	4.9%	10.5%
Military	8.1	20.4
Business Jets	0.6	0.8
Regional	0.7	1.3
Non-aviation	0.9	2.1
Total Aerospace Systems net sales	15.2%	35.1%
Aftermarket Services
Commercial aerospace	6.8%	12.5%
Military	1.3	1.9
Business Jets	0.4	0.6
Regional	0.2	0.6
Non-aviation	0.5	0.8
Total Aftermarket Services net sales	9.2%	16.4%
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the business jet and regional jet end-markets continue to decline in the current economy. We continue to experience an increase in the mix of the commercial aerospace end-market. We also continue to experience growth in the military end-market.

	QUARTER ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
NET SALES
Aerostructures	$613,544	$152,440	302.5%	75.7%	48.6%
Aerospace Systems	124,693	111,769	11.6%	15.4%	35.6%
Aftermarket Services	74,709	51,409	45.3%	9.2%	16.4%
Elimination of inter-segment sales	(2,093)	(2,088)	(0.2)%	(0.3)%	(0.6)%
Total Net Sales	$810,853	$313,530	158.6%	100.0%	100.0%

	QUARTER ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$70,606	$24,201	191.7%	11.5%	15.9%
Aerospace Systems	17,436	14,889	17.1%	14.0%	13.3%
Aftermarket Services	9,494	1,390	583.0%	12.7%	2.7%
Corporate	(10,877)	(7,542)	(44.2)%	n/a	n/a
Total Segment Operating Income	$86,659	$32,938	163.1%	10.7%	10.5%

Aerostructures: The Aerostructures segment net sales increased by $461.1 million, or 302.5%, to $613.5 million for the quarter ended December 31, 2010 from $152.4 million for the quarter ended December 31, 2009. The increase was primarily due to additional sales associated with the acquisition of Vought of $470.1 million. Excluding the elimination of intercompany sales to Vought for the quarter ended December 31, 2010, organic sales increased $3.2 million, or 2.1%, as compared to the prior year quarter, when the respective sales were not eliminated. The prior year period was negatively impacted by reductions in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs). The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).  On a pro forma basis, assuming the acquisition of Vought occurred in the prior period, the current year was also negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income increased by $46.4 million, or 191.7%, to $70.6 million for the quarter ended December 31, 2010 from $24.2 million for the quarter ended December 31, 2009. Operating income increased due to contributions from the acquisition of Vought ($47.0 million), as well as improved gross margins on organic sales ($4.2 million), partially offset by the elimination of profit on intercompany sales to Vought for the quarter ended December 31, 2010. On a pro forma basis, operating income was negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income as a percentage of segment sales decreased to 11.5% for the quarter ended December 31, 2010 as compared to 15.9% for the quarter ended December 31, 2009, due to lower margins contributed by the acquisition of Vought.

Aerospace Systems: The Aerospace Systems segment net sales increased by $12.9 million, or 11.6%, to $124.7 million for the quarter ended December 31, 2010 from $111.8 million for the quarter ended December 31, 2009. The increase was primarily due to organic sales growth of $8.0 million, as well as the additional sales associated with the acquisition of Fabritech of $4.9 million.

Aerospace Systems segment operating income increased by $2.5 million, or 17.1%, to $17.4 million for the quarter ended December 31, 2010 from $14.9 million for the quarter ended December 31, 2009. Operating income increased due to contributions from increased organic sales as described above, as well as the acquisition of Fabritech and decreases in legal expenses ($0.5 million).

Aerospace Systems segment operating income as a percentage of segment sales increased to 14.0% for the quarter ended December 31, 2010 as compared to 13.3% for the quarter ended December 31, 2009, due to increased revenues as well as the net decreases in expenses discussed above.

Aftermarket Services: The Aftermarket Services segment net sales increased by $23.3 million, or 45.3%, to $74.7 million for the quarter ended December 31, 2010 from $51.4 million for the quarter ended December 31, 2009. The prior year period was negatively impacted by a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units. While we expect segment net sales to continue to experience growth over our prior year, it is uncertain whether it will continue at the current growth rates.

Aftermarket Services segment operating income increased by $8.1 million, or 583.0%, to $9.5 million for the quarter ended December 31, 2010 from $1.4 million for the quarter ended December 31, 2009.  Operating income increased primarily due to increased sales volume as described above and improved execution. In addition, the sales volume increases improved our production efficiencies by increasing gross margins to 26.3% from 21.1% in the prior year period. Also, amortization expense of certain acquired intellectual property decreased ($0.8 million) as it was fully amortized as of the beginning of the quarter. The results of our Phoenix, Arizona APU operations were accretive to the segment’s results.

Aftermarket Services segment operating income as a percentage of segment sales increased to 12.7% for the quarter ended December 31, 2010 as compared with 2.7% for the quarter ended December 31, 2009, due to increased sales volume as described above, as well as the continued improvements in production and operations at the Phoenix APU operations.

Nine months ended December 31, 2010 compared to nine months ended December 31, 2009.

	NINE MONTHS ENDED
	DECEMBER 31,
	2010	2009
	(dollars in thousands)
Net sales	$1,986,262	$942,799

Segment operating income	$251,348	$127,315
Corporate expenses	(45,722)	(19,379)
Total operating income	205,626	107,936
Interest expense and other	57,119	18,595
(Gain) loss on early extinguishment of debt	—	(39)
Income tax expense	50,126	29,088
Income from continuing operations	98,381	60,292
Loss from discontinued operations, net	(825)	(17,202)
Net income	$97,556	$43,090

Net sales increased by $1.0 billion, or 110.7%, to $2.0 billion for the nine months ended December 31, 2010 from $942.8 million for the nine months ended December 31, 2009.  The Vought and fiscal 2010 acquisitions contributed an increase of $992.5 million to net sales. Excluding the effects of the Vought and fiscal 2010 acquisitions, organic sales increased $51.0 million, or 5.4%. The prior year period was negatively impacted by the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased $845.7 million, or 124.9%, to $1.5 billion for the nine months ended December 31, 2010, from $676.8 million for the nine months ended December 31, 2009. This increase includes the impact of the Vought and fiscal 2010 acquisitions noted above, which contributed $819.3 million. Gross margin for the nine months ended December 31, 2010 was 23.3%, as compared to 28.2% for the prior year period. Excluding the effects of the Vought and fiscal 2010 acquisitions, gross margin was 29.2% for the nine months ended December 31, 2010, compared with 28.2% for the nine months ended December 31, 2009.

Segment operating income increased by $124.0 million, or 97.4%, to $251.3 million for the nine months ended December 31, 2010 from $127.3 million for the nine months ended December 31, 2009.  Operating income increase was due to the contribution from the Vought and fiscal 2010 acquisitions ($99.7 million) and favorable settlements of retroactive pricing agreements, partially offset by costs related to the signing of a collective bargaining agreement.

Corporate expenses increased by $26.3 million, or 135.9%, to $45.7 million for the nine months ended December 31, 2010 from $19.4 million for the nine months ended December 31, 2009.  Corporate expenses included $19.7 million of non-recurring acquisition-related transaction and integration costs associated with the acquisition of Vought. Corporate expenses increased primarily due to increased compensation and benefits ($3.4 million) due to increased corporate head count as compared to the prior year period, and an increase of $3.0 million of start up costs related to the Mexican facility compared to the prior year period.

Interest expense and other increased by $38.5 million, or 207.2%, to $57.1 million for the nine months ended December 31, 2010 compared to $18.6 million for the prior year period.  This increase was due to higher average debt outstanding during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, including the Senior Subordinated Notes due 2017 (the “2017 Notes”), the Senior Notes due 2018 (the “2018 Notes”) and the Term Loan, along with higher interest rates on our revolving credit facility.

The effective income tax rate for the nine months ended December 31, 2010 was 33.8% compared to 32.5% for the nine months ended December 31, 2009.  The effective income tax rate is impacted by the $19.6 million in acquisition-related expenses, which were only partially deductible for tax purposes, offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010 ($2.9 million). For the fiscal year ending March 31, 2011, the Company expects its effective tax rate to be approximately 34.5%.

Loss from discontinued operations before income taxes was $1.3 million for the nine months ended December 31, 2010 compared with a loss from discontinued operations before income taxes of $26.4 million for the nine months ended December 31, 2009, which included an impairment charge of $19.9 million from the nine months ended December 31, 2009.  The loss from discontinued operations also improved versus the prior year due to decreased headcount. The benefit for income taxes was $0.4 million for the nine months ended December 31, 2010 compared to a benefit of $9.2 million in the prior year period.

Business Segment Performance — Nine months ended December 31, 2010 compared to nine months ended December 31, 2009.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine months ended December 31,
	2010	2009
Aerostructures
Commercial aerospace	34.4%	23.6%
Military	25.7	14.7
Business Jets	9.8	3.5
Regional	0.6	1.8
Non-aviation	1.1	2.2
Total Aerostructures net sales	71.6%	45.8%
Aerospace Systems
Commercial aerospace	5.9%	11.0%
Military	9.5	20.7
Business Jets	0.8	1.0
Regional	0.7	1.6
Non-aviation	1.3	2.3
Total Aerospace Systems net sales	18.2%	36.6%
Aftermarket Services
Commercial aerospace	7.5%	13.0%
Military	1.4	2.6
Business Jets	0.4	0.7
Regional	0.3	0.6
Non-aviation	0.6	0.7
Total Aftermarket Services net sales	10.2	17.6
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the business jet and regional jet end-markets continue to decline in the current economy.  We continue to experience an increase in the mix of the commercial aerospace end-market. We also continue to experience growth in the military end-market.

	NINE MONTHS ENDED DECEMBER 31,		%	% OF TOTAL SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)

NET SALES
Aerostructures	$1,422,580	$434,440	227.5%	71.6%	46.1%
Aerospace Systems	365,626	348,771	4.8%	18.4%	37.0%
Aftermarket Services	203,191	166,506	22.0%	10.2%	17.7%
Elimination of inter-segment sales	(5,135)	(6,918)	25.8%	(0.2)%	(0.8)%
Total Net Sales	$1,986,262	$942,799	110.7%	100.0%	100.0%

	NINE MONTHS ENDED DECEMBER 31,		%	% OF SEGMENT SALES
	2010	2009	Change	2010	2009
	(dollars in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$176,637	$67,969	159.9%	12.4%	15.6%
Aerospace Systems	52,933	52,052	1.7%	14.5%	14.9%
Aftermarket Services	21,778	7,294	198.6%	10.7%	4.4%
Corporate	(45,722)	(19,379)	135.9%	n/a	n/a
Total Segment Operating Income	$205,626	$107,936	90.5%	10.4%	11.4%

Aerostructures: The Aerostructures segment net sales increased by $988.1 million, or 227.5%, to $1.4 billion for the nine months ended December 31, 2010 from $434.4 million for the nine months ended December 31, 2009. The increase was primarily due to the acquisition of Vought ($983.1 million), in addition to an increase in organic sales of $5.0 million. Excluding the elimination of intercompany sales to Vought for the period from June 16, 2010 through December 31, 2010, organic sales increased $24.4 million or 5.6% as compared to the prior year nine months ended December 31, 2009, when the respective sales were not eliminated. The prior year period was negatively impacted by reductions in the business jet and regional jet markets due to the overall economic conditions and major program delays (particularly in the 787 and 747-8 programs). The current year continues to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).  On a pro forma basis assuming the acquisition of Vought occurred in the prior period, the current year was also negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income increased by $108.6 million, or 159.9%, to $176.6 million for the nine months ended December 31, 2010 from $68.0 million for the nine months ended December 31, 2009. Operating income increased due in part to the increase in organic sales, contributions from the acquisition of Vought ($99.4 million) and improved gross margins on organic sales ($12.1 million) and decreased salaries and benefits due to lower headcounts for organic businesses ($2.4 million). On a pro forma basis, operating income was negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

Aerostructures segment operating income as a percentage of segment sales decreased to 12.4% for the nine months ended December 31, 2010 as compared to 15.6% for the nine months ended December 31, 2009, due to lower margins contributed by the acquisition of Vought.

Aerospace Systems: The Aerospace Systems segment net sales increased by $16.8 million, or 4.8%, to $365.6 million for the nine months ended December 31, 2010 from $348.8 million for the nine months ended December 31, 2009. The increase was primarily due to the additional sales associated with the Fabritech acquisition of $9.3 million, and increases in organic sales of $7.5 million.

Aerospace Systems segment operating income increased by $0.8 million, or 1.7%, to $52.9 million for the nine months ended December 31, 2010 from $52.1 million for the nine months ended December 31, 2009. Operating income increased due to increased sales as well as decreased legal fees ($3.7 million), partially offset by decreases in organic gross margin ($5.2 million) due in part to increased warranty reserves.

Aerospace Systems segment operating income as a percentage of segment sales decreased to 14.5% for the nine months ended December 31, 2010 as compared to 14.9% for the nine months ended December 31, 2009, due to the decrease in organic gross margin as discussed above.

Aftermarket Services: The Aftermarket Services segment net sales increased by $36.7 million, or 22.0%, to $203.2 million for the nine months ended December 31, 2010 from $166.5 million for the nine months ended December 31, 2009. The prior year period was negatively impacted by a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units. While we expect segment net sales to continue to experience growth over our prior year, it is uncertain whether it will continue at the current growth rates.

Aftermarket Services segment operating income increased by $14.5 million, or 198.6%, to $21.8 million for the nine months ended December 31, 2010 from $7.3 million for the nine months ended December 31, 2009. Operating income increased primarily due to increased sales volume. In addition, the sales volume increases improved our production efficiencies by increasing gross margins to 25.4% from 22.5% in the prior year period. Also, the period was favorably impacted by the gain on sale of certain intellectual property ($0.7 million) and decreased salaries and benefits ($0.9 million) due to lower headcounts, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in the prior period.

Aftermarket Services segment operating income as a percentage of segment sales increased to 10.7% for the nine months ended December 31, 2010 as compared with 4.4% for the nine months ended December 31, 2009, due to the increase in sales volume and related efficiencies noted above.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the nine months ended December 31, 2010, we generated approximately $114.7 million of cash flows in operating activities, used approximately $412.6 million in investing activities and received approximately $174.1 million in financing activities.

Cash flows from operations for the nine months ended December 31, 2010 decreased $11.7 million, or 9.3%, from the nine months ended December 31, 2009. Our cash flows from operations decreased due to pension and other post-retirement benefit funding in excess of expense of $58.5 million, and $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought, offset by an increase of $54.5 million in net income, which included $19.7 million in acquisition-related expenses for the acquisition of Vought. The change in cash flows was also impacted by continued improvements in cash collection efforts resulting in a $39.9 million improvement as compared to the nine months ended December 31, 2009 as well as increases in inventories due largely to the decrease in advance payments due to timing.

Cash flows used in investing activities for the nine months ended December 31, 2010 increased $385.0 million from the nine months ended December 31, 2009.  Our cash flows used in investing activities increased due to the acquisition of Vought ($333.1 million), as well as increased capital expenditures of $46.9 million for our Mexican facility and Vought. Cash flows from financing activities for the nine months ended December 31, 2010 increased $135.9 million from the nine months ended December 31, 2009 in order to finance the acquisition of Vought.

As of December 31, 2010, $389.4 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2010, an aggregate amount of approximately $104.6 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.01% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

At December 31, 2010, there was $75.0 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In June 2010, the Company issued the 2018 Notes for $350.0 million in aggregate principal amount.  The 2018 Notes were sold at 99.270% of principal amount for net proceeds of $347.5 million, and have an effective interest yield of 8.75%. Interest on the 2018 Notes is payable semi-annually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.1 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

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

In November 2009, the Company issued the 2017 Notes for $175.0 million in principal amount.  The 2017 Notes were sold at 98.558% of principal amount for net proceeds of $172.5 million, and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year. We used the net proceeds for general corporate purposes, which includes debt reduction, including repayment of amounts outstanding under the Credit Facility, without any permanent reduction of the commitments thereunder. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.4 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

In March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment, resulting in net proceeds of $58.5 million after deducting debt issuance costs of approximately $0.2 million. During the nine months ended December 31, 2009, the Company added additional capital leases resulting in proceeds of $13.9 million.  The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company’s then existing credit facility. The debt issuance costs have been recorded as other assets in the consolidated balance sheets and are being amortized over the term of the Leasing Facility. The Leasing Facility bears interest at a weighted average fixed rate of 6.2% per annum.

Also in March 2009, we announced that we would establish a new manufacturing facility in Zacatecas, Mexico to complement our existing manufacturing sites.  For the nine months ended December 31, 2010 and 2009, the Company expensed $4.5 million and $1.5 million, respectively, in start up costs related to this Mexican facility.  Our investment will involve a significant number of our operating companies and a wide range of capabilities and technologies.

Capital expenditures were approximately $68.7 million for the nine months ended December 31, 2010, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $95.0 million for our fiscal year ending March 31, 2011, including capital additions at our Mexican facility.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,316,682	$275,287	$32,433	$134,212	$874,750
Debt interest (2)	353,980	53,056	94,327	91,441	115,156
Operating leases	83,421	23,268	26,167	17,539	16,447
Contingent payments (3)	31,415	2,321	29,094	—	—
Purchase obligations	983,653	727,693	255,811	143	6
Total	$2,769,151	$1,081,625	$437,832	$243,335	$1,006,359

(1) Included in the Company’s consolidated balance sheet at December 31, 2010, plus discounts on Convertible Senior Subordinated Notes, Term Loan, 2017 Notes and 2018 Notes of $4.6 million, $1.6 million, $2.3 million and $2.4 million, respectively, being amortized to expense through September 2011, July 2016, November 2017 and July 2018, respectively.

(2) Includes fixed-rate interest only.

(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.0 million as of December 31, 2010 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made contributions to our defined benefit pension plans of $1.5 million and $0.3 million in fiscal 2010 and 2009, respectively.  As a result of the acquisition of Vought, we expect to make total pension plan contributions of $61.4 million to our defined benefit plans during the remainder of fiscal 2011.  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the “Relief Act”), was signed into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. The Relief Act could have a significant impact on plan contributions beyond fiscal 2011.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC in August 2010.

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

As of December 31, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II.  Other Information

Item 3.        Legal Proceedings.

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

On December 22, 2010, the court entered a final order dismissing with prejudice all of the claims that had been asserted by Eaton.  The order of dismissal fully ended the litigation of claims by Eaton in the Circuit Court.  On December 28, 2010, Eaton filed a notice of appeal to the Mississippi Supreme Court appealing the order of dismissal and other matters.

The counterclaims of the Company and the other defendants against the Eaton plaintiffs were not affected by the December 22 order and remain pending in the Circuit Court.

Given the fact of Eaton’s appeal, it is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the dismissal of Eaton’s claims on appeal and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

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

Exhibit 101.1                                                      The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.*

*                                         Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 4, 2011
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	February 4, 2011
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 4, 2011
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101.1

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.*

*                                         Filed herewith.