Form 10-K
period 2011-03-31
TRIUMPH GROUP INC
filed 2011-05-18
CIK 1021162

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of September 30, 2010, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,774 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2010. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

          The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 9, 2011 was 24,517,850.

Documents Incorporated by Reference

          Portions of the following document are incorporated herein by reference:

          The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2011 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

General

        Triumph Group, Inc. ("Triumph" or the "Company") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. We serve a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.

        On June 16, 2010, we announced the completion of the acquisition of Vought Aircraft Industries, Inc. ("Vought") from The Carlyle Group. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Strategically, the acquisition of Vought substantially increases our design capabilities and provides further diversification across customers and programs, as well as exposure to new growth platforms. The acquired business is operating as Triumph Aerostructures—Vought Commercial Division, Triumph Aerostructures—Vought Integrated Programs Division and Triumph Structures—Everett. The results of Vought are included in the Company's Aerostructures Segment from the date of acquisition.

Products and Services

        We offer a variety of products and services to the aerospace industry through three groups of operating segments: (i) Triumph Aerostructures Group, whose companies' revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

        Our Aerostructures Group utilizes its capabilities to design, manufacture and build complete metallic and composite aerostructures and structural components. This group also includes companies performing complex manufacturing, machining and forming processes for a full range of structural components, as well as complete assemblies and subassemblies. This group services the full spectrum of aerospace customers, which include aerospace OEMs and the top-tier manufacturers who supply them and airlines, air cargo carriers, and domestic and foreign militaries.

        The products that companies within this group design, manufacture, build and repair include:

  •
  Acoustic and thermal insulation systems

  •
  Aircraft wings

  •
  Composite and metal bonding

  •
  Composite ducts and floor panels

  •
  Empennages

  •
  Engine nacelles

  •
  Flight control surfaces

  •
  Floor beams

  •
  Fuselage sections

  •
  Helicopter cabins

  •
  Stretch-formed leading edges and fuselage skins

  •
  Windows and window assemblies

  •
  Wing spars and stringers

        Our Aerospace Systems Group utilizes its capabilities to design and engineer mechanical, electromechanical, hydraulic and hydromechanical control systems, while continuing to broaden the scope of detailed parts and assemblies that we supply to the aerospace market. Customers typically return such systems to us for repairs and overhauls and spare parts. This group services the full spectrum of aerospace customers, which include aerospace OEMs and the top-tier manufacturers who supply them and airlines, air cargo carriers, and domestic and foreign militaries.

        The products that companies within this group design, engineer, build and repair include:

  •
  Aircraft and engine mounted accessory drives

  •
  Cargo hooks

  •
  Cockpit control levers

  •
  Control system valve bodies

  •
  Exhaust nozzles and ducting

  •
  Geared transmissions

  •
  Heat exchangers

  •
  High lift actuation

  •
  Hydraulic systems and components

  •
  Landing gear actuation systems

  •
  Landing gear components and assemblies

  •
  Main engine gear box assemblies

  •
  Secondary flight control systems

  •
  Vibration absorbers

        Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts of various types of cockpit instruments, and gauges for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbines engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third-party overhaul facilities. We also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems. Some specialties include navigation, flight, and engine monitoring instruments as well as autopilots, voice and data recorders, smoke detection systems and aircraft lighting. Companies in our Aftermarket Services Group repair and overhaul various components for the aviation industry including:

  •
  Air cycle machines

  •
  APUs

  •
  Cockpit instrumentation

  •
  Constant speed drives

  •
  Engine and airframe accessories

  •
  Flight control surfaces

  •
  Integrated drive generators

  •
  Nacelles

  •
  Remote sensors

  •
  Thrust reversers

  •
  Blades and vanes

  •
  Cabin interior panes, shades, light lenses and other plastic components

  •
  Combustors

  •
  Stators

  •
  Transition ducts

  •
  Sidewalls

  •
  Light assemblies

  •
  Overhead bins

        Certain financial information about our three segments can be found in Note 22 of "Notes to Consolidated Financial Statements."

Proprietary Rights

        We benefit from our proprietary rights relating to designs, engineering and manufacturing processes and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for the production of such specially designed products.

        We view our name and mark, as well as the Vought tradename, as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We develop and acquire new intellectual property on an ongoing basis and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our results of operations, our financial position or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.

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

Operating Locations

        We conduct our business through operating segments. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at March 31, 2011:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AEROSTRUCTURES GROUP

Triumph Aerospace Systems—Wichita(1)	Triumph Aerospace Systems—Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	172

Triumph Aerostructures, LLC	Triumph Aerostructures— Vought Aircraft Division	Dallas, TX Grand Prairie, TX Hawthorne, CA Torrance, CA Nashville, TN Stuart, FL Milledgeville, GA	Develops and manufactures a wide range of complex aerostructures such as aircraft fuselages, wing and tail assemblies, wing panels and skins, engine nacelles, flight control surfaces and helicopter cabins.	Commercial, General Aviation and Military OEMs.	5,770

Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Manufactures interior non-structural composites for the aviation industry, including environmental control system ducting, floor panels, aisle stands and glare shields.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	529

Triumph Fabrications—Fort Worth(1)	Triumph Fabrications—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	112

Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	341

Triumph Fabrications—Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	92

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Fabrications—San Diego(1)	Triumph Fabrications—San Diego, Inc.	El Cajon, CA	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	151

Triumph Insulation Systems	Triumph Insulation Systems, LLC	Santa Ana, CA Mexicali, Mexico Beijing, China(2)	Designs, manufactures and repairs thermal-acoustic insulation systems for commercial aerospace applications.	Commercial and Military OEMs.	749

Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	87

Triumph Structures—East Texas	Triumph Structures—East Texas, Inc.	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	108

Triumph Structures—Everett	Triumph Structures—Everett, Inc.	Everett, WA Brea, CA	Specializes in machining, Numerical Control programming, tool design, kitting, and sub-assembly of complex aircraft parts, skins, and airframe structures—stringers, spars, ribs, side of body panels, and monolithic wing skins.	Commercial, General Aviation and Military OEMs.	214

Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	142

Triumph Structures—Long Island	Triumph Structures—Long Island, LLC	Westbury, NY	Manufactures high-quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	127

Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars, for the aviation industry. Machines, welds and assembles large, complex, precision structural components.	Commercial, General Aviation and Military OEMs.	321

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high-speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	146

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AEROSPACE SYSTEMS GROUP

Construction Brevetees d'Alfortville	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	70

Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems—UK, Ltd.	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	54

Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	243

Triumph Actuation Systems—Connecticut	Triumph Actuation Systems—Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	152

Triumph Actuation Systems—Valencia(1)	Triumph Actuation Systems—Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	192

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA Huntsville, AL New Haven, CT	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, and instrumentation assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	123

Triumph Aerospace Systems—Seattle	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	85

Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	134

Triumph Controls—Germany Triumph Controls—UK	Triumph Controls—Germany, GmbH Triumph Controls—UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	17

Triumph Fabrications—St. Louis	Triumph Fabrications—St. Louis, Inc. Triumph Fabrications—Orangeburg, Inc.	East Alton, IL Orangeburg, SC	Provides maintenance and manufactured solutions for aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Also, produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms.	Commercial, General Aviation and Military Aftermarket.	57

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Fabrications—Phoenix	Triumph Engineered Solutions, Inc.	Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	57

Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	442

Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	25

Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs aircraft thermal transfer components and systems.	Commercial, General Aviation and Military OEMs.	182

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

TRIUMPH AFTERMARKET SERVICES GROUP

Triumph Accessory Services—Wellington(1)	The Triumph Group Operations, Inc.	Wellington, KS	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	110

Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and airframe accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	123

Triumph Air Repair(1)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	113

Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	126

Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	121

Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	125

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

Triumph Instruments—Burbank(1)	Triumph Instruments—Burbank, Inc.	Burbank, CA Van Nuys, CA	Repairs and overhauls aircraft instrumentation, power systems and avionics. Distributes and repairs aircraft smoke detectors and industrial instrumentation.	Commercial, General Aviation and Military Aftermarket.	67

Triumph Instruments— Ft. Lauderdale(1)	Triumph Instruments, Inc.	Ft. Lauderdale, FL	Specializes in the repair, overhaul and exchange of electromechanical and pneumatic aircraft instruments.	Commercial, General Aviation and Military Aftermarket.	41

Triumph Interiors	Triumph Interiors, LLC	Oakdale, PA(1) Grand Prairie, TX(1)	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of interior lighting and plastic components.	Commercial Aftermarket.	139

Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	33

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

CORPORATE AND OTHER

Triumph Group, Inc.	Triumph Group, Inc.	Wayne, PA	Parent company	N/A	73

Triumph Group—Mexico	Triumph Group—Mexico, S. de R.L. de C.V.	Zacatecas, Mexico	Provides rough machining of gears, actuations and structure components, as well as assembly, fabrications, engineering and composites to Triumph companies and certain customers.	Commercial and General Aviation OEMs	112

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees

DISCONTINUED OPERATIONS

Triumph Precision Castings	Triumph Precision Castings Co.	Chandler, AZ	Applies advanced directionally solidified (polycrystal or single crystal) and Equiax investment casting processes to produce products for the commercial and defense gas turbine market.	Commercial and Military Aftermarket.	23

(1)
Designates FAA-certified repair station.

(2)
Through an affiliate, Triumph Insulation Systems, LLC manages an 80% interest in a joint venture, operating in Beijing, China, with Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China. Our interest in the joint venture is accounted for in our consolidated financial statements on the equity method.

Sales, Marketing and Engineering

        While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two group marketing teams focused on cross-selling our broad capabilities. The focus of these two marketing organizations, one for the Aerostructures and Aerospace Systems Groups and one for the Aftermarket Services Group, is to sell systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third-party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to facilitate responsiveness to each customer's changing needs and current trends in each market/geographic region in which we operate.

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

        A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed-price, negotiated contract or purchase order basis.

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

        As of March 31, 2011, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $3,780 million, of which $3,082 million, $664 million and $34 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2010, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1,309 million, of which $695 million, $580 million and $34 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $3,780 million, approximately $988 million will not be shipped by March 31, 2012.

Dependence on Significant Customer

        For the years ended March 31, 2011 and 2010, the Boeing Company, or Boeing, represented approximately 45% and 30%, respectively, of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.

United States and International Operations

        Our revenues from continuing operations to customers in the United States for fiscal years 2011, 2010 and 2009 were approximately $2,510 million, $1,039 million, and $974 million, respectively. Our revenues from our continuing operations to customers in all other countries for fiscal years 2011, 2010 and 2009 were approximately $395 million, $256 million, and $267 million, respectively.

        As of March 31, 2011 and 2010, our long-lived assets for continuing operations located in the United States were approximately $3,134 million and $855 million, respectively. As of March 31, 2011 and 2010, our long-lived assets for continuing operations located in all other countries were approximately $96 million and $74 million, respectively.

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

        Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we were required to pay the expenses related to environmental liabilities for which neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Employees

        As of March 31, 2011, for our continuing operations we employed 12,097 persons, of whom 3,131 were management employees, 87 were sales and marketing personnel, 585 were technical personnel, 723 were administrative personnel and 7,571 were production workers. As of March 31, 2011, for our discontinued operations, we employed 23 persons, of whom 9 were management employees, 2 were technical personnel, one was administrative and 11 were production workers.

        Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 3,465 full-time employees. Currently, approximately 29% of our permanent employees are represented by labor unions and approximately 61% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

        We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

Research and Development Expenses

        Certain information about our research and development expenses for the fiscal years ended March 31, 2011, 2010 and 2009 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	67	Chairman and Chief Executive Officer
Jeffry D. Frisby	56	President and Chief Operating Officer
M. David Kornblatt	51	Executive Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	57	Vice President, General Counsel and Secretary
Kevin E. Kindig	54	Vice President and Controller

        Richard C. Ill was elected Chairman in July 2009, and had been our President and Chief Executive Officer and a director since 1993. Mr. Ill continues to serve as Chief Executive Officer. Mr. Ill is a director of P.H. Glatfelter Company, Mohawk Industries, Inc. and Baker Industries and a trustee of the Eisenhower Fellowships.

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

        A substantial percentage of our gross profit and operating income was derived from commercial aviation for fiscal year 2011. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines, similar to that which occurred in 2008, could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by sudden hostility in oil producing areas. Often airlines are unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, war, terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

        In addition, demand for our maintenance, repair and overhaul services is strongly correlated with worldwide flying activity. A significant portion of the maintenance, repair and overhaul ("MRO") activity required on commercial aircraft is mandated by government regulations that limit the total time or number of flights that may elapse between scheduled MRO events. As a result, although short-term deferrals are possible, MRO activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long-term, trends in the MRO market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, and cargo miles flown. Consequently, conditions or events which contribute to declines in worldwide ASMs and cargo miles flown, such as those mentioned above, could negatively impact our MRO business.

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

        The Boeing Company, or Boeing Commercial, Military & Space, represented approximately 45% of our net sales for the fiscal year ended March 31, 2011, covering virtually every Boeing plant and product. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

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

        For the fiscal year ended March 31, 2011, approximately 37% of our net sales were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government. As a result, our exposure to the military and defense market is significant.

        We also face the risk that the C-17 program could be completed upon fulfillment of currently outstanding production orders. We currently have a contract with Boeing for firm orders to support C-17 production through June 2011 and partial funding for the next production order, which we expect to complete in April 2013. The President's proposed FY2012 budget does not include funding for the procurement of new C-17 aircraft. Boeing currently has confirmed orders with the U.S. Air Force and various foreign countries to produce C-17 through 2012 at a rate of approximately 10 aircraft per year. In addition, Boeing has reported that there is strong interest from India for 10 aircraft as well as interest from other foreign countries. These additional orders should allow production to be continued through 2014 at today's current rate. However, there can be no assurance that these additional orders will materialize. Our business could be adversely impacted if the U.S. Government does not fund additional C-17 aircraft or if additional orders from Foreign Militaries do not materialize and Boeing decides not to fund beyond their current commitment. As a result, the loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations.

Future volatility in the financial markets may impede our ability to successfully access capital markets and ensure adequate liquidity and may adversely affect our customers and suppliers.

        Future turmoil in the capital markets may impede our ability to access the capital markets when we would like, or need, to raise capital or restrict our ability to borrow money on favorable terms. Such market conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers' and our suppliers' ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers' need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

        We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act which generally bars bribes or unreasonable gifts to foreign governments or officials.

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

        As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in China, Germany, Mexico, Thailand and the United Kingdom, and customers throughout the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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

        From time to time, some of our operating locations have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components. Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business. Additionally, the service of key members of the Vought management team and other personnel are expected to be critical to ensure the smooth and timely integration of Vought's business into Triumph.

Any exposure to environmental liabilities may adversely affect us.

        Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulations, and we are subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. In addition, we could be affected by future laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as "green initiatives." Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.

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

        We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant, as in the case of the litigation arising out of the claims of Eaton Corporation discussed in "Item 3. Legal Proceedings." Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management's attention, but it can also expose the Company to damages and potential injunctive relief which, if granted, may preclude the Company from making, using or selling particular products or technology. The expense and time associated with such litigation may have a material and adverse impact on our profitability.

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

        Our business also depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with our OEM customers. These contracts contain restrictions on our use of the intellectual property and tooling and may be terminated if we violate certain of these restrictions. Our loss of a contract with an OEM customer and the related license rights to use an OEM's intellectual property or tooling would materially adversely affect our business.

Our fixed-price contracts may commit us to unfavorable terms.

        For the fiscal year ended March 31, 2011, a significant portion of our net sales were derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause significant losses.

Any significant disruption from key suppliers of raw materials and key components could delay production and decrease revenue.

        We are highly dependent on the availability of essential raw materials such as carbon fiber, aluminum and titanium, and purchased engineered component parts from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs and management distraction and adversely affect production schedules and contract profitability.

        We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts are subject to a number of risks including:

  •
  availability of capital to our suppliers;

  •
  the destruction of our suppliers' facilities or their distribution infrastructure;

  •
  a work stoppage or strike by our suppliers' employees;

  •
  the failure of our suppliers to provide raw materials or component parts of the requisite quality;

  •
  the failure of essential equipment at our suppliers' plants;

  •
  the failure or shortage of supply of raw materials to our suppliers;

  •
  contractual amendments and disputes with our suppliers; and

  •
  geopolitical conditions in the global supply base.

        In addition, some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, and substantial increases in prices could increase our operating costs, which, as a result of our fixed-price contracts, we may not be able to recoup through increases in the prices of our products.

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

        At March 31, 2011, we employed 12,097 people, of which 28.7% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, the International Association of Machinists-represented employees at Vought's Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009 (prior to our acquisition of Vought). A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike. Additionally, our union contract with the

International Association of Machinists-represented employees at our Nashville, Tennessee, facility expires in February 2012. If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results of operations.

        Many aircraft manufacturers, airlines and aerospace suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers, such as the recent strike at Boeing's C-17 facilities, could reduce our customers' demand for our products or prevent us from completing production. In turn, this may have a material adverse effect on our financial condition, results of operations and cash flows.

Financial market conditions may adversely affect the benefit plan assets we have inherited from Vought, increase funding requirements and materially impact our statements of financial position and cash flows.

        The benefit plan assets we have inherited as a result of the acquisition of Vought are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification (ASC), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or an increase in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.

The U.S. Government is a significant customer of our largest customers, and we and they are subject to specific U.S. Government contracting rules and regulations.

        As a result of the acquisition of Vought, we have become a more significant provider of aerostructures to military aircraft manufacturers. The military aircraft manufacturers' business, and by extension, our business, is affected by the U.S. Government's continued commitment to programs under contract with our customers. The terms of defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of unrecovered costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. On contracts where the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

        We bear the potential risk that the U.S. Government may unilaterally suspend our customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations. Sales to the U.S. Government are also subject to changes in the government's procurement policies in advance of design completion. An unexpected termination of, or suspension from, a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        In 2009, Vought began the planning and design phase of an ERP system which "went live" on May 3, 2011. If this implementation is not managed effectively, it may delay our ability to obtain accurate financial information with respect to the Vought business or obtain the information necessary to effectively manage the Vought business, which could have a material adverse effect on our financial condition and results of operations.

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

        We and our subsidiaries may be able to incur additional indebtedness in the future. Our existing debt agreements do not fully prohibit us or our subsidiaries from doing so. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face could intensify.

        If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our indebtedness, we would be in default. Our ability to meet our obligations will depend upon our future performance, which will be subject to prevailing economic conditions, and to financial, business and other factors, including factors beyond our control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of April 30, 2011, we owned or leased the following facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSTRUCTURES GROUP
Hot Springs, AR	Manufacturing facility/office	217,300	Owned
Brea, CA	Manufacturing facility	90,000	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,400	Leased
Hawthorne, CA	Manufacturing facility	1,348,700	Leased
Lynwood, CA	Processing and finishing facility/office	59,700	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Santa Ana, CA	Office	15,300	Leased
Torrance, CA	Processing facility	84,700	Leased
Walnut, CA	Manufacturing facility/office	105,000	Leased
New Haven, CT	Engineering/manufacturing	2,400	Leased
Stuart, FL	Manufacturing facility	519,700	Leased
Milledgeville, GA	Manufacturing facility/assembly facility	566,200	Owned
Shelbyville, IN	Manufacturing facility/office	193,900	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace Metal Processing	12,500	Leased
Nashville, TN	Manufacturing facility/assembly facility/office	2,198,700	Owned
Dallas, TX	High-speed wind tunnel	28,900	Owned
Dallas, TX	Manufacturing facility/office	4,855,300	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Grand Prairie, TX	Manufacturing facility	804,500	Leased
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Everett, WA	Manufacturing facility	153,000	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned
TRIUMPH AEROSPACE SYSTEMS GROUP
Chandler, AZ	Manufacturing facility/office	34,300	Leased
Valencia, CA	Manufacturing facility/office	87,000	Leased
Bethel, CT	Office	1,700	Leased
Bloomfield, CT	Manufacturing facility/office	29,800	Leased
East Lyme, CT	Manufacturing facility/office	59,600	Owned
New Haven, CT	Engineering/manufacturing	2,400	Leased
Alfortville, France	Manufacturing facility/office	7,500	Leased
Heiligenhaus, Germany	Manufacturing facility/office	2,200	Leased
East Alton, IL	Machine shop/office	25,000	Leased
Shelbyville, IN	Manufacturing facility/office	100,000	Owned

Location	Description	Square Footage	Owned/ Leased
Wichita, KS	Manufacturing facility/office	130,300	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering Office	5,000	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Orangeburg, SC	Machine shop	52,000	Owned
Basildon, UK.	Manufacturing facility/office	1,900	Leased
Buckley, UK.	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/Manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,400	Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,700	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	24,800	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA	Instrument shop/warehouse/office	23,000	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Dallas, TX	Production/office	28,600	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
CORPORATE AND OTHER
Wayne, PA	Office	11,700	Leased
Zacatecas, Mexico	Manufacturing facility/office	270,000	Owned
DISCONTINUED OPERATIONS
Chandler, AZ	Casting facility/office	31,000	Leased

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

        On October 11, 2007, the government obtained a new indictment against the same five engineer defendants, raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 7, 2007. The defendant engineers subsequently filed pretrial motions, including motions to dismiss. On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government appealed the dismissal with respect to three of the seven counts dismissed. On January 21, 2009, while the appeal was still pending, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government's appeal. On February 9, 2009, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the dismissal of one of the counts covered by the government's appeal and reversed as to the other two counts. (The government thereafter dismissed the two counts of the most recent indictment similar to the two counts restored by the appellate court.) Thus, there are seven charges against the engineers remaining pending under the second superseding indictment in addition to the one count remaining in the most recent indictment. On September 10, 2009, upon agreement of the government and the defendant engineers, the trial court entered an order continuing the case until after the trial in the civil case filed by Eaton and staying all proceedings except the issuance of orders related to previously filed motions and the parties' compliance with ongoing discovery obligations. The trial court has since disposed of all pending motions.

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

        On December 28, 2010, Triumph, Frisby and the engineer defendants filed a motion for leave to amend the counterclaims which remained pending to include causes of action based on the Eaton misconduct that led to the dismissal of their claims. Judge Yerger retired from the bench on December 31, 2010, and the matter was reassigned to Judge Jeffrey Weill. On March 14, 2011, Judge Weill granted to the motion for leave to amend the counterclaims. The amended counterclaims were filed on March 18, 2011. In addition, on February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi state court litigation.

        Given the fact of Eaton's appeal of the dismissal of its claims, it is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the dismissal of Eaton's claims on appeal and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

        In addition to the foregoing, in the ordinary course of our business, we are involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that we deem to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While we cannot predict the outcome of any pending or future litigation or proceeding, we do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations, although no assurances can be given to that effect.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price

        Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2010
1st Quarter	$45.11	$34.36
2nd Quarter	49.85	34.96
3rd Quarter	50.92	45.93
4th Quarter	74.73	47.50
Fiscal 2011
1st Quarter	$81.87	$60.37
2nd Quarter	81.45	63.69
3rd Quarter	92.56	74.00
4th Quarter	97.29	82.03

        On May 9, 2011, the reported closing price for our Common Stock was $88.55. As of May 9, 2011, there were approximately 128 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 22,000 persons.

Dividend Policy

        During fiscal 2011 and 2010, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On May 3, 2011, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding common stock. The dividend is payable June 15, 2011 to stockholders of record as of May 1, 2011.

Repurchases of Stock

        The following summarizes repurchases made pursuant to the Company's share repurchase plan during the three years ended March 31, 2011. In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. From the inception of the program through March 31, 2011, we have repurchased a total of 499,200 shares for a total purchase price of $19.2 million. As a result, as of May 9, 2011, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1, 2009 - March 31, 2011	—	N/A	499,200	500,800

Equity Compensation Plan Information

        The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be held on July 27, 2011, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

        The following graph compares the cumulative 5-year total return provided stockholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2006 and its relative performance is tracked through March 31, 2011.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

*
$100 invested on March 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

	3/06	3/07	3/08	3/09	3/10	3/11
Triumph Group, Inc.	100.00	125.33	129.24	87.04	160.28	202.69
Russell 2000	100.00	105.91	92.14	57.58	93.73	117.90
S&P Aerospace & Defense	100.00	116.05	121.99	70.96	121.29	134.10

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

	Fiscal Years Ended March 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)(6)
	(in thousands, except per share data)
Operating Data:
Net sales	$2,905,348	$1,294,780	$1,240,378	$1,151,090	$937,327
Cost of sales	2,231,864	927,211	877,744	822,288	671,838

	673,484	367,569	362,634	328,802	265,489
Selling, general and administrative expense	238,889	157,870	162,109	159,262	135,887
Depreciation and amortization	99,657	54,418	48,611	43,215	35,703
Acquisition and integration expenses	20,902	—	—	—	—

Operating income	314,036	155,281	151,914	126,325	93,899
Interest expense and other	79,559	28,865	16,929	19,942	14,807
(Gain) loss on early extinguishment of debt	—	(39)	(880)	—	5,088

Income from continuing operations, before income taxes	234,477	126,455	135,865	106,383	74,004
Income tax expense	82,066	41,167	43,124	34,748	24,982

Income from continuing operations	152,411	85,288	92,741	71,635	49,022
Loss from discontinued operations	(2,512)	(17,526)	(4,745)	(8,468)	(3,905)

Net income	$149,899	$67,762	$87,996	$63,167	$45,117

Earnings per share:
Income from continuing operations:
Basic	$6.77	$5.18	$5.66	$4.34	$3.02
Diluted(7)	$6.42	$5.12	$5.59	$4.08	$2.99
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.12
Shares used in computing earnings per share:
Basic	22,503	16,459	16,384	16,497	16,220
Diluted(7)	23,744	16,666	16,584	17,540	16,413

	As of March 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)(6)
	(in thousands)
Balance Sheet Data:
Working capital	$277,309	$487,411	$372,159	$416,842	$324,877
Total assets	4,470,237	1,692,578	1,591,207	1,412,760	1,218,480
Long-term debt, including current portion	1,312,004	505,780	459,396	395,981	286,499
Total stockholders' equity	$1,632,217	$860,686	$788,563	$706,436	$645,177

(1)
Includes the acquisition of Vought Aircraft Industries, Inc. (June 2010) from the date of acquisition. See Note 3 to the Consolidated Financial Statements. Also includes $20.9 million of pretax acquisition and integration charges in connection with the acquisition of Vought Aircraft Industries, Inc.

(2)
Includes the acquisition of DCL Avionics, Inc. (January 2010) and Fabritech, Inc. (March 2010) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(3)
Includes the acquisition of Merritt Tool Company, Inc., Saygrove Defence and Aerospace Group Limited, The Mexmil Company, LLC and acquisition of the aviation segment of Kongsberg Automotive Holdings ASA from the date of each respective acquisition (March 2009). See Note 3 to the Consolidated Financial Statements.

(4)
Includes the acquisition of the assets and business of B. & R. Machine & Tool Corp. from the date of acquisition (February 2008).

(5)
During 2008, the Company sold the assets of Triumph Precision, Inc. and also decided to sell Triumph Precision Castings Co. These businesses have been classified as discontinued operations in 2009 and 2008 and, accordingly, the results for fiscal years prior to 2008 have also been reclassified to conform to the 2008 presentation. See Note 4 to the Consolidated Financial Statements.

(6)
Includes the acquisition of the assets and businesses of Excel Manufacturing, Inc. (April 2006), Air Excellence International, Inc. (April 2006), Grand Prairie Accessory Services, LLC (January 2007) and the acquisition through merger of Allied Aerospace Industries, Inc. (November 2006), from the date of each respective acquisition.

(7)
Diluted earnings per share for the fiscal years ending March 31, 2011 and 2008, included 1,020,448 and 777,059 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        (The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.)

OVERVIEW

        We are a major supplier to the aerospace industry and have three operating segments: (i) Triumph Aerostructures Group, whose companies' revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

        On June 16, 2010, we announced the completion of the acquisition of Vought Aircraft Industries, Inc. ("Vought") from The Carlyle Group. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Strategically, the acquisition of Vought substantially increases our design capabilities and provides further diversification across customers and programs, as well as exposure to new growth platforms. The acquired business is operating as Triumph Aerostructures—Vought Commercial Division and Triumph Aerostructures—Vought Integrated Programs Division. The Company's consolidated financial statements include Vought's results of operations and cash flows from June 16, 2010.

        Financial highlights for the fiscal year ended March 31, 2011 include:

  •
  Net sales for fiscal 2011 increased 124.4% to $2.9 billion, including an 8% increase due to organic growth.

  •
  Operating income in fiscal 2011 increased 102.2% to $314.0 million, which included a $16.5 million increase due to organic growth net of increased corporate expenses, partially offset by $20.9 million of acquisition and integration expenses associated with the acquisition of Vought.

  •
  Net income for fiscal 2011 increased 121.2% to $149.9 million.

  •
  Backlog increased 188.6% over the prior year to $3.8 billion due to the acquisition of Vought, having an organic increase of 13.9% from the prior year period.

        For the fiscal year ended March 31, 2011, net sales totaled $2.9 billion, a 124.4% increase from fiscal year 2010 net sales of $1.3 billion. Net income for fiscal year 2011 increased 121.2% to $149.9 million, or $6.31 per diluted common share, versus $67.8 million, or $4.07 per diluted common share, for fiscal year 2010. As discussed in further detail below under "Results of Operations," the increase in net income is attributable to contribution from the acquisition of Vought, offset by the acquisition and integration expenses and additional interest expense associated with the financing of the acquisition of Vought. Also, the prior year was negatively impacted by the write-down of the carrying value of our discontinued operation to estimated fair value less cost to sell.

        Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2011, we generated approximately $142.3 million of cash flows from operating activities, used approximately $433.7 million in investing activities and generated approximately $173.1 million in financing activities. Cash flows from operating activities included $134.8 million in pension contributions.

        We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales increased in fiscal 2011 due to gradual improvement to the overall economy, increased passenger and freight traffic from previously depressed levels and less airline inventory de-stocking than the prior year period. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.

        In the fourth quarter of fiscal 2010, we acquired Fabritech, Inc. (now Triumph Fabrications—St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments—Burbank), collectively, the "fiscal 2010 acquisitions." The results of Triumph Fabrications—St. Louis are included in the Company's Aerospace Systems segment from the date of acquisition. These acquisitions did not have a material impact on fiscal 2011 results of operations.

        In fiscal 2010, we began efforts to establish a new manufacturing facility in Zacatecas, Mexico to complement our existing manufacturing sites. Our expansion is expected to allow us to better manage our production costs in a competitive global market and to effectively increase capacity at our existing domestic plants and involve a significant number of our operating companies and a wide range of capabilities and technologies. As of March 31, 2011, we have incurred approximately $27.2 million in capital expenditures in Zacatecas.

RESULTS OF OPERATIONS

        The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

        We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

        Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

  •
  Amortization of acquired contract liabilities may be useful for investors to consider because it represents the non-cash earnings on the fair value of off market contracts acquired through the acquisition of Vought. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

        The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2011	2010	2009
Income from continuing operations	$152,411	$85,288	$92,741
Amortization of acquired contract liability	(29,214)	—	—
Depreciation and amortization	99,657	54,418	48,611
Interest expense and other	79,559	28,865	16,929
Gain on early extinguishment of debt	—	(39)	(880)
Income tax expense	82,066	41,167	43,124

EBITDA	384,479	209,699	200,525
Acquisition and integration expenses	20,902	—	—

Adjusted EBITDA	$405,381	$209,699	$200,525

        The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$314,036	$267,783	$75,292	$28,774	$(57,813)
Amortization of acquired contract liability	(29,214)	(29,214)	—	—	—
Depreciation and amortization	99,657	69,451	17,183	11,101	1,922

EBITDA	$384,479	$308,020	$92,475	$39,875	$(55,891)

	Fiscal year ended March 31, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$155,281	$102,271	$68,069	$11,226	$(26,285)
Depreciation and amortization	54,418	24,025	16,804	12,855	734

EBITDA	$209,699	$126,296	$84,873	$24,081	$(25,551)

	Fiscal year ended March 31, 2009
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$151,914	$99,224	$68,782	$10,876	$(26,968)
Depreciation and amortization	48,611	19,478	15,306	13,515	312

EBITDA	$200,525	$118,702	$84,088	$24,391	$(26,656)

        The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

	Year Ended March 31,
	2011	2010
	(in thousands)
Net sales	$2,905,348	$1,294,780

Segment operating income	371,849	181,566
Corporate general and administrative expenses	(57,813)	(26,285)

Total operating income	314,036	155,281
Interest expense and other	79,559	28,865
Gain on early extinguishment of debt	—	(39)
Income tax expense	82,066	41,167

Income from continuing operations	152,411	85,288
Loss from discontinued operations, net	(2,512)	(17,526)

Net income	$149,899	$67,762

        Net sales increased by $1.6 billion, or 124.4%, to $2.9 billion for the fiscal year ended March 31, 2011 from $1.3 billion for the fiscal year ended March 31, 2010. The acquisition of Vought and the fiscal 2010 acquisitions contributed $1.5 billion in net sales. Excluding the effects of the Vought and fiscal 2010 acquisitions, organic sales increased $106.8 million, or 8.2%. The prior year period was negatively impacted by the reduction in demand for business jets, major program delays (particularly in the 747-8 and 787 programs), the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. While organic sales demonstrated improvement, we continued to face challenges such as the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

        Cost of sales increased by $1.3 billion, or 140.7%, to $2.2 billion for the fiscal year ended March 31, 2011 from $927.2 million for the fiscal year ended March 31, 2010. This increase resulted from the acquisitions noted above, which contributed $1.27 billion. Gross margin for the fiscal year ended March 31, 2011 was 23.2% compared with 28.4% for the fiscal year ended March 31, 2010. The decline in gross margin was impacted by lower margins contributed from the acquisition of Vought. Excluding the effects of the Vought and fiscal 2010 acquisitions, gross margin was 29.2% for the fiscal year ended March 31, 2011, compared with 28.4% for the fiscal year ended March 31, 2010.

        Segment operating income increased by $190.3 million, or 104.8%, to $371.9 million for the fiscal year ended March 31, 2011 from $181.6 million for the fiscal year ended March 31, 2010. Operating income increased due to the contribution from the Vought and fiscal 2010 acquisitions ($163.1 million) and favorable settlements of retroactive pricing agreements ($3.0 million), offset by costs related to the signing of a collective bargaining agreement.

        Corporate expenses increased by $31.5 million, or 119.9%, to $57.8 million for the fiscal year ended March 31, 2011 from $26.3 million for the fiscal year ended March 31, 2010. Corporate expenses included $20.9 million of non-recurring acquisition-related transaction and integration costs associated with the acquisition of Vought. Corporate expenses also increased due to increased compensation and benefits ($5.4 million) due to increased corporate head count as compared to the prior year period, and an increase of $4.3 million of start-up costs related to the Mexican facility compared to the prior year period.

        Interest expense and other increased by $50.7 million, or 175.6%, to $79.6 million for the fiscal year ended March 31, 2011 compared to $28.9 million for the prior year. This increase was due to higher average debt outstanding during the fiscal year ended March 31, 2011 in connection with the financing of the acquisition of Vought, as compared to the fiscal year ended March 31, 2010, including the Senior Subordinated Notes due 2017 (the "2017 Notes"), the Senior Notes due 2018 (the "2018 Notes") and the Term Loan, along with higher interest rates on our revolving credit facility.

        The effective tax rate was 35.0% for the fiscal year ended March 31, 2011 and 32.6% for the fiscal year ended March 31, 2010. The effective income tax rate is impacted by the $20.9 million in acquisition and integration expenses, which were only partially deductible for tax purposes, offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010. In December 2010, the Tax Hike Prevention Act of 2010 reinstated the research and development tax credit retroactive to January 1, 2010 through December 31, 2011.

        Loss from discontinued operations before income taxes was $3.9 million for the fiscal year ended March 31, 2011, compared with a loss from discontinued operations before income taxes of $26.9 million for the fiscal year ended March 31, 2010, which included impairment charges of $19.9 million. Loss from discontinued operations for the fiscal year ended March 31, 2011 includes a $2.3 million charge related to the termination of an agreement. Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pretax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the carrying value of the business to estimated fair value less cost to sell. Included in the loss from discontinued operations for the fiscal year ended March 31, 2010 is an additional impairment charge of $2.5 million recorded during the first quarter of fiscal 2010. The income tax benefit for discontinued operations was $1.4 million for the fiscal year ended March 31, 2011 compared to a benefit of $9.4 million for the prior year. At March 31, 2011, the Company maintains its plan to sell this business and is in active discussions with a potential buyer.

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

        Net sales increased by $54.4 million, or 4.4%, to $1.3 billion for the fiscal year ended March 31, 2010 from $1.2 billion for the fiscal year ended March 31, 2009. The fiscal 2010 acquisitions and fiscal 2009 acquisitions contributed $123.3 million in net sales. Organic sales declined $68.9 million, or 5.6%, which was negatively impacted by major program delays, the decline in the regional jet market due to the overall economy, lower passenger and freight traffic and airline inventory de-stocking. Prior year sales were negatively impacted by the effects of a strike at Boeing, our largest customer.

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

        Interest expense and other increased by $11.9 million, or 70.5%, to $28.9 million for the fiscal year ended March 31, 2010 compared to $16.9 million for the prior year. During fiscal 2010, the Company issued $175.0 million in principal amount of 8% Senior Notes due 2017, resulting in additional interest expense of approximately $5.3 million. The interest on this debt is due semiannually in May and November. Fiscal 2010 also included full-year interest expense on our equipment leasing facility representing an additional $4.0 million from fiscal 2009. During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. These instruments resulted in a gain of $1.4 million in fiscal 2009, which is included in interest expense and other. Also during fiscal 2009, the Company paid $15.4 million to purchase $18.0 million of principal on the convertible senior subordinated notes (the "Convertible Notes"), resulting in a gain on early extinguishment of $0.9 million. Included in interest expense and other is noncash interest expense of $8.1 million and $7.9 million for the fiscal years ended March 31, 2010 and 2009, respectively, of which $6.1 million and $5.8 million, respectively, reflect accretion of interest recognized in accordance with the convertible debt accounting standard.

        The effective tax rate was 32.6% for the fiscal year ended March 31, 2010 and 31.8% for the fiscal year ended March 31, 2009. The increase in the tax rate was primarily due to the lapse of the research and development tax credit as of January 1, 2010.

        Loss from discontinued operations before income taxes was $26.9 million for the fiscal year ended March 31, 2010, which included impairment charges of $19.9 million, compared with a loss from discontinued operations before income taxes of $7.3 million for the fiscal year ended March 31, 2009. Due to failed negotiations with certain potential buyers of the business occurring during the quarter ended December 31, 2009, the Company reassessed its estimated fair value of the business based on current viable offers to purchase the business, recent performance results and overall market conditions, resulting in a write-down, which was applied to accounts receivable, inventory and property, plant and equipment. The Company recognized a pretax loss of $17.4 million in the third quarter of fiscal 2010, based on the write-down of the carrying value of the business to estimated fair value less cost to sell. Included in the loss from discontinued operations for the fiscal year ended March 31, 2010 is an additional impairment charge of $2.5 million recorded during the first quarter of fiscal 2010. The income tax benefit for discontinued operations was $9.4 million for the fiscal year ended March 31, 2010 compared to a benefit of $2.6 million for the prior year.

Business Segment Performance

        As further described below, beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, the Company modified its segment reporting in accordance with ASC Topic 280, Segment Reporting. Through the first quarter of fiscal 2011, the Company had been organized based on the products and services that it provided. Under this organizational structure, the Company had two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company's Chief Operating Decision Maker ("CODM") evaluated performance and allocated resources based upon review of segment information. The CODM utilized EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate reserves.

        During the second quarter of fiscal 2011, the Company implemented changes in its operating segments resulting from changes in the processes employed for allocating resources across the Company and reviewing operating results to assess performance by its CODM. These changes, which resulted in part from the acquisition of Vought, were fully implemented in the second quarter of fiscal year 2011 to align our operating and reportable segments with how we manage the business and view the markets we serve. We report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. As required by ASC Topic 280, all prior period information has been recast to reflect the realignment of reportable segments.

        The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerostructures segment generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. This compares to our Aerospace Systems segment which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Aerostructures and Aerospace Systems segments.

        The Aerostructures segment consists of the Company's operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment's revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment's operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.

        The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

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

        We currently generate a majority of our revenue from clients in the commercial aerospace industry, the military, the business jet industry and the regional airline industry. Our growth and financial results are largely dependent on continued demand for our products and services from clients in these industries. If any of these industries experiences a downturn, our clients in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Year Ended March 31,
	2011	2010	2009
Aerostructures
Commercial aerospace	35.4%	24.4%	16.4%
Military	26.4	14.8	13.5
Business Jets	9.7	3.6	6.8
Regional	0.6	1.6	2.7
Non-aviation	1.0	2.2	2.8

Total Aerostructures net sales	73.1%	46.6%	42.2%
Aerospace Systems
Commercial aerospace	5.7%	11.0%	12.0%
Military	9.3	20.0	18.4
Business Jets	0.8	1.0	1.6
Regional	0.7	1.6	2.7
Non-aviation	1.0	2.5	2.4

Total Aerospace Systems net sales	17.5%	36.1%	37.1%
Aftermarket Services
Commercial aerospace	7.0%	12.9%	14.7%
Military	1.2	2.5	3.2
Business Jets	0.4	0.7	0.9
Regional	0.2	0.5	0.6
Non-aviation	0.6	0.7	1.3

Total Aftermarket Services net sales	9.4%	17.3%	20.7%

Total Consolidated net sales	100.0%	100.0%	100.0%

        The shift in our sales mix from fiscal 2010 to fiscal 2011 across segments was due to the acquisition of Vought; however, the acquisition of Vought had little impact on the change in the sales by end market on a consolidated basis. The decline in our percentage of net sales to the Business jet and Regional jet markets is due to the overall economic conditions and the Commercial aerospace end market was impacted by major program delays in fiscal 2010, as well as continued growth in the Military end market. Sales to the Commercial aerospace end market were negatively impacted in fiscal 2009 by the Boeing strike.

Business Segment Performance—Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

	Year Ended March 31,			% of Total Sales
			% Change
	2011	2010		2011	2010
	(in thousands)
NET SALES
Aerostructures	$2,126,040	$605,423	251.2%	73.2%	46.8%
Aerospace Systems	513,435	473,409	8.5%	17.6%	36.5%
Aftermarket Services	272,728	224,663	21.4%	9.4%	17.4%
Elimination of inter-segment sales	(6,855)	(8,715)	21.3%	(0.2.)%	(0.6)%

Total net sales	$2,905,348	$1,294,780	124.4%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2011	2010		2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$267,783	$102,271	161.8%	12.6%	16.9%
Aerospace Systems	75,292	68,069	10.6%	14.7%	14.4%
Aftermarket Services	28,774	11,226	156.3%	10.6%	5.0%
Corporate	(57,813)	(26,285)	(119.9)%	n/a	n/a

Total segment operating income	$314,036	$155,281	102.2%	10.8%	12.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2011	2010		2011	2010
EBITDA
Aerostructures	$308,020	$126,296	143.9%	14.5%	20.9%
Aerospace Systems	92,475	84,873	9.0%	18.0%	17.9%
Aftermarket Services	39,875	24,081	65.6%	14.6%	10.7%
Corporate	(55,891)	(25,551)	(118.7)%	n/a	n/a

	$384,479	$209,699	83.3%	13.2%	16.2%

        Aerostructures:    The Aerostructures segment net sales increased by $1.5 billion, or 251.2%, to $2.1 billion for the fiscal year ended March 31, 2011 from $605.4 million for the fiscal year ended March 31, 2010. The acquisition of Vought contributed $1.5 billion of increased net sales. Excluding the elimination of intercompany sales to Vought for the year ended March 31, 2011, organic sales increased $20.9 million, or 3.5%, as compared to the prior year, when the respective sales were not eliminated. The prior year period was negatively impacted by reductions in the business jet and regional jet markets due to the overall economic conditions and by major program delays (particularly in the 787 and 747-8 programs). The fiscal year ended March 31, 2011 continued to be negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program). On a pro forma basis, assuming the acquisition of Vought occurred in the prior year period, the current year was also negatively impacted by rate reductions to the C-17 program and decreased non-recurring sales associated with the transition to the 747-8 program.

        Aerostructures segment operating income increased by $165.5 million, or 161.8%, to $267.8 million for the fiscal year ended March 31, 2011 from $102.3 million for the fiscal year ended March 31, 2010. Operating income increased primarily due to contribution from the acquisition of Vought ($161.6 million), as well as improvements in organic gross margin, partially offset by increases in legal expenses ($0.9 million). These same factors contributed to the increase in EBITDA year over year. The increase of EBITDA was greater than the increase in operating income, due to the increase in depreciation and amortization, which is not included in EBITDA. The increase in depreciation and amortization expense was due principally to the Vought acquisition.

        Aerostructures segment operating income as a percentage of segment sales decreased to 12.6% for the fiscal year ended March 31, 2011 as compared with 16.9% for the fiscal year ended March 31, 2010, due to lower margins from Vought, which also caused the decline in EBITDA margin.

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $40.0 million, or 8.5%, to $513.4 million for the fiscal year ended March 31, 2011 from $473.4 million for the fiscal year ended March 31, 2010. The acquisition of Fabritech contributed $15.0 million of increased net sales. Organic sales increased by $25.0 million due to improvements in the broader market and benefits from large outsourcing programs. The prior year period sales were negatively impacted by the Boeing strike.

        Aerospace Systems segment operating income increased by $7.2 million, or 10.6%, to $75.3 million for the fiscal year ended March 31, 2011 from $68.1 million for the fiscal year ended March 31, 2010. Operating income increased primarily due to margins attained on increased sales ($7.5 million), including the contribution from the Fabritech acquisition ($1.5 million), as well as decreases in legal fees ($4.0 million), partially offset by decreases in organic gross margin ($4.0 million) due in part to increased warranty reserves and increases in bad debt expense ($1.0 million). These same factors contributed to the increase in EBITDA year over year.

        Aerospace Systems segment operating income as a percentage of segment sales increased slightly to 14.7% for the fiscal year ended March 31, 2011 as compared with 14.4% for the fiscal year ended March 31, 2010, due to decreases in selling, general and administrative expenses noted above, offset by the decreases in organic gross margin. The EBITDA margin remained relatively stable year over year.

        Aftermarket Services:    The Aftermarket Services segment net sales increased by $48.0 million, or 21.4%, to $272.7 million for the fiscal year ended March 31, 2011 from $224.7 million for the fiscal year ended March 31, 2010. The prior year period was negatively impacted by a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units. While we expect segment net sales to continue to experience growth over our prior fiscal year, it is unlikely it will continue at the current growth rates.

        Aftermarket Services segment operating income increased by $17.6 million, or 156.3%, to $28.8 million for the fiscal year ended March 31, 2011 from $11.2 million for the fiscal year ended March 31, 2010. Operating income increased primarily due to increased sales volume. In addition, the sales volume increases improved our production efficiencies by increasing gross margins to 25.0% from 22.6% in the prior fiscal year. Also, the period was favorably impacted by the gain on sale of certain intellectual property ($0.7 million) and decreased salaries and benefits ($0.7 million) due to lower headcounts, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in the prior period. These same factors contributed to the increase in EBITDA year over year, however the growth in EBITDA was less than the growth in operating income, as depreciation and amortization was lower in fiscal year 2011 versus fiscal year 2010.

        Aftermarket Services segment operating income as a percentage of segment sales increased to 10.6% for the fiscal year ended March 31, 2011 as compared with 5.0% for the fiscal year ended March 31, 2010, due to the increase in sales volume and related efficiencies noted above which also caused the improvement in the EBITDA margin.

Business Segment Performance—Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

	Year Ended March 31,			% of Total Sales
			% Change
	2010	2009		2010	2009
	(in thousands)
NET SALES
Aerostructures	$605,423	$523,526	15.6%	46.8%	42.2%
Aerospace Systems	473,409	469,995	0.7%	36.5%	37.9%
Aftermarket Services	224,663	254,638	(11.8)%	17.4%	20.5%
Elimination of inter-segment sales	(8,715)	(7,781)	12.0%	(0.7)%	(0.6)%

Total net sales	$1,294,780	$1,240,378	4.4%	100.0%	100.0%

				% of Segment Sales
	Year Ended March 31,
			% Change
	2010	2009		2010	2009
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$102,271	$99,224	3.1%	16.9%	19.0%
Aerospace Systems	68,069	68,782	(1.0)%	14.4%	14.6%
Aftermarket Services	11,226	10,876	3.2%	5.0%	4.3%
Corporate	(26,285)	(26,968)	(2.5)%	n/a	n/a

Total segment operating income	$155,281	$151,914	2.2%	12.0%	12.2%

				% of Total Sales
	Year Ended March 31,
			% Change
	2010	2009		2010	2009
EBITDA
Aerostructures	$126,296	$118,702	6.4%	20.9%	22.7%
Aerospace Systems	84,873	84,088	0.9%	17.9%	17.9%
Aftermarket Services	24,081	24,391	(1.3)%	10.7%	9.6%
Corporate	(25,551)	(26,656)	(4.1)%	n/a	n/a

	$209,699	$200,525	4.6%	16.2%	16.2%

        Aerostructures:    The Aerostructures segment net sales increased by $81.9 million, or 15.6%, to $605.4 million for the fiscal year ended March 31, 2010 from $523.5 million for the fiscal year ended March 31, 2009. The acquisitions of Merritt and Mexmil contributed $97.8 million of increased net sales. Organic sales decreased by $15.8 million, or 3.0%, due to declines in the business jet and regional jet markets due to the overall economic conditions and major program delays; however, fiscal 2009 sales were negatively impacted by a strike at Boeing, our largest customer.

        Aerostructures segment operating income increased by $3.1 million, or 3.1%, to $102.3 million for the fiscal year ended March 31, 2010 from $99.2 million for the fiscal year ended March 31, 2009. Operating income increased primarily due to contribution from the acquisitions of Merritt and Mexmil ($7.5 million), as well as decreases in compensation and benefits expenses ($1.7 million), legal expenses ($0.8 million) and bad debts ($0.4 million), offset by declines in organic sales as discussed above negatively impacting operating income by $4.6 million. The increase in EBITDA was slightly greater as there was higher depreciation and amortization expense resulting from the fiscal 2009 acquisitions. Depreciation and amortization expense is not included in EBITDA.

        Aerostructures segment operating income as a percentage of segment sales decreased to 16.9% for the fiscal year ended March 31, 2011 as compared with 19.0% for the fiscal year ended March 31, 2010, due to lower margins from Merritt and Mexmil, as well as lower organic margins impacted by the decline in sales. These factors also caused the decline in the EBITDA margin.

        Aerospace Systems:    The Aerospace Systems segment net sales increased by $3.4 million, or 0.7%, to $473.4 million for the fiscal year ended March 31, 2010 from $470.0 million for the fiscal year ended March 31, 2009. The acquisitions of Saygrove, KA and Fabritech contributed $25.5 million of increased net sales. Organic sales decreased by $22.1 million due to declines in the business jet and regional jet markets due to the overall economic conditions and major program delays.

        Aerospace Systems segment operating income decreased by $0.7 million, or 1.0%, to $68.1 million for the fiscal year ended March 31, 2010 from $68.8 million for the fiscal year ended March 31, 2009. Operating income decreased primarily due to declines in organic sales, which negatively impacted operating income by approximately $6.8 million. Those declines were offset by contributions from the above-mentioned acquisitions ($5.1 million), as well as decreases in bad debt expenses ($2.0 million), legal expenses ($0.4 million) and decreases in other general and administrative expenses.

        Aerospace Systems segment operating income as a percentage of segment sales decreased to 14.4% for the fiscal year ended March 31, 2010 as compared with 14.6% for the fiscal year ended March 31, 2009, primarily due to the decrease in sales and gross margin.

        Aerospace Systems EBITDA and EBITDA margin remained relatively stable year over year for the reasons noted herein since lower operating income in fiscal year 2010 as compared to fiscal year 2009 was offset by higher depreciation and amortization expense in fiscal year 2010, resulting from acquisitions completed in March 2009.

        Aftermarket Services:    The Aftermarket Services segment net sales decreased by $29.9 million, or 11.8%, to $224.7 million for the fiscal year ended March 31, 2010 from $254.6 million for the fiscal year ended March 31, 2009. This decrease was due to a decline in global commercial air traffic and airline inventory de-stocking resulting in lower demand for the repair and overhaul of auxiliary power units and the brokering of similar units.

        Aftermarket Services segment operating income increased by $0.3 million, or 3.2%, to $11.2 million for the fiscal year ended March 31, 2010 from $10.9 million for the fiscal year ended March 31, 2009. Despite decreased sales volume as described above, operating income increased primarily due to charges recorded in the fiscal year ended March 31, 2009 for cost overruns and excess overhead at our Phoenix APU operations, contract terminations and changes in estimate under power-by-the hour ("PBH") contracts, offset by $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in fiscal 2010. While the results of our Phoenix APU operations continued to improve in fiscal 2010, operating margins continued to be dilutive to the segment's results.

        Aftermarket Services segment operating income as a percentage of segment sales increased to 5.0% for the fiscal year ended March 31, 2010 as compared with 4.3% for the fiscal year ended March 31, 2009, due to a decline in sales volume offset by improved results at the Phoenix APU operations.

        Aftermarket Services realized modest EBITDA margin improvement as EBITDA remained flat while revenues declined.

Liquidity and Capital Resources

        Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2011, we generated approximately $142.3 million of cash flow from operating activities, used approximately $433.7 million in investing activities and generated approximately $173.1 million in financing activities. Cash flows from operating activities included $134.8 million in pension contributions in fiscal 2011, compared to $1.7 million in fiscal 2010.

        Cash flows from operations for the fiscal year ended March 31, 2011 decreased $28.4 million, or 16.7%, from the fiscal year ended March 31, 2010. Our cash flows from operations decreased despite an increase of $82.1 million in net income, due to excess funding above expense of our pension and other postretirement benefits plans of $124.3 million, $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought and an increased use of cash related to inventory of $51.2 million driven by a decrease of $56.5 million due to the timing of advanced payments, partially offset by the reduction income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.

        Cash flows used in investing activities for the fiscal year ended March 31, 2011 increased $371.2 million from the fiscal year ended March 31, 2010. Our cash flows used in investing activities increased due to the acquisition of Vought ($333.1 million), as well as increased capital expenditures of $58.4 million for our Mexican facility and Vought. Cash flows from financing activities for the fiscal year ended March 31, 2011 increased $138.8 million from the fiscal year ended March 31, 2010 in order to finance the acquisition of Vought.

        On May 10, 2010, the Company entered into a credit agreement (the "Credit Facility"). The Credit Facility became available on June 16, 2010 in connection with the consummation of the acquisition of Vought. The Credit Facility replaced and refinanced the Company's Amended and Restated Credit Agreement dated as of August 14, 2009 (the "2009 Credit Agreement"), which agreement was terminated and all obligations thereunder paid in full upon the consummation of the acquisition of Vought.

        Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $535.0 million outstanding at any time. The comparable limit under the 2009 Credit Agreement was $485.0 million. Approximately $148.6 million in loans were drawn under the Credit Facility in connection with the consummation of the acquisition of Vought. The Credit Facility bears interest at either: (i) LIBOR plus between 2.25% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.300% and 0.500% on the unused portion of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by the Company's domestic subsidiaries.

        The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. The Company is currently in compliance with all such covenants. As of March 31, 2011, the Company had borrowing capacity under the Credit Facility of $409.9 million, after reductions for borrowings and letters of credit outstanding. Amounts repaid under the Credit Facility may be reborrowed.

        In June 2010, the Company issued the 2018 Notes for $350.0 million in principal amount. The 2018 Notes were sold at 99.270% of principal amount for net proceeds of $347.5 million, and have an effective interest yield of 8.75%. Interest on the 2018 Notes is payable semi-annually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

        Also in June 2010, the Company entered into a six-year Term Loan for $350.0 million in principal amount. The proceeds of the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. Borrowings under the Term Loan bear interest, at the Company's option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%. In connection with the closing on the Term Loan, the Company incurred approximately $7.1 million of costs, which were deferred and are being amortized into expense over the term of the Term Loan.

        In June 2010, the Company entered into an amended receivable securitization facility (the "Securitization Facility"), increasing the purchase limit from $125.0 million to $175.0 million. Under the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2011, the maximum amount available under the Securitization Facility was $166.7 million. The Securitization Facility is due to expire in June 2011. The Company has reached a verbal agreement to extend the Securitization Facility three years to June 2014, effective June 2011. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.50% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2011, there was $100.0 million outstanding under the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC. The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

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

        In the fourth quarter of fiscal 2010, the Company acquired Fabritech, Inc. (now Triumph Fabrications—St. Louis) and DCL Avionics, Inc. (now part of Triumph Instruments—Burbank), collectively, the "fiscal 2010 acquisitions." The total cash paid at closing for the fiscal 2010 acquisitions of $23.2 million was funded by cash from operations. The fiscal 2010 acquisitions provide for deferred and contingent payments of $0.1 million and $16.0 million, respectively. The fair value of the contingent payments is $2.9 million as of March 31, 2011.

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

        In March 2009, we acquired Merritt Tool Company, Inc. (now Triumph Structures—East Texas), Saygrove Defence & Aerospace Group Limited (now Triumph Actuation & Motion Control Systems—UK), the aviation segment of Kongsberg Automotive Holdings ASA (now Triumph Controls—UK and Triumph Controls—Germany) and The Mexmil Company, LLC (now Triumph Insulation Systems), collectively, the "fiscal 2009 acquisitions." No in-process research and development was attributed to the fiscal 2009 acquisitions. The total cash paid at closing for the fiscal 2009 acquisitions of $143.6 million was funded by borrowings under our Credit Facility. The fiscal 2009 acquisitions further provided for deferred payments of $3.5 million, of which $2.1 million and $1.4 million were paid in March 2010 and September 2010, respectively. The fiscal 2009 acquisitions also provided for contingent payments of $24.9 million, certain of which were contingent upon the achievement of specified earnings levels during the earnout period and another $8.0 million that was contingent upon entering into a specific customer contract and was paid in July 2010. The maximum earnout amounts payable in respect of fiscal 2011, 2012 and 2013 are $2.4 million, $10.6 million and $2.6 million, respectively. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid.

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

        During February 2008, we exercised existing authority to make stock repurchases and repurchased 220,000 shares of our outstanding shares under the program for an aggregate consideration of $12.3 million, funded by borrowings under our Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in our existing stock repurchase program by up to an additional 500,000 shares of our common stock. As a result, as of May 9, 2011, we remain able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

        On September 18, 2006, we issued $201.3 million in Convertible Notes. The Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of our existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

        The Company received net proceeds from the sale of the Convertible Notes of approximately $195.0 million after deducting offering expenses of approximately $6.3 million. The use of the net proceeds from the sale was for prepayment of our outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under our Credit Facility. Approximately $6.3 million in debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Convertible Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semi-annually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Convertible Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2011.

        The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1,000 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1,000, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.

        The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture agreement. For the periods from January 1, 2011 through March 31, 2011, the Convertible Notes were eligible for conversion. In March 2011, the Company received notice of conversion from holders of $27.9 million in principal value of the Convertible Notes. These conversions were settled in April 2011 with the principal settled in cash and the conversion benefit settled through the issuance of 182,673 shares. In April 2011, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding March 31, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2011. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average price of the Company's stock for the fiscal year ended March 31, 2011 was $78.95. Accordingly, 1,020,448 additional shares were included in the diluted earnings per share calculation. The average price of the Company's stock for the fiscal years ended March 31, 2010 and March 31, 2009 was $46.68 and $46.49, respectively. Therefore, no additional shares were included in the diluted earnings per share calculations for those fiscal years.

        If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

        During fiscal 2010, the Company paid $4.0 million to purchase $4.2 million in principal on the Convertible Notes, resulting in a reduction in the carrying amount of $3.8 million and a gain on extinguishment of less than $0.1 million. During fiscal 2009, we paid $15.4 million to purchase $18.0 million of principal on the Convertible Notes, resulting in a reduction in the carrying amount of $16.3 million and a gain on early extinguishment of $0.9 million.

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

        Capital expenditures were approximately $90.0 million for the fiscal year ended March 31, 2011 primarily for our Mexican facility and Vought. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures and investments in new major programs of approximately $130.0 to $145.0 million for our fiscal year ending March 31, 2012. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

        Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal(1)	$1,320,605	$302,758	$32,214	$114,713	$870,920
Debt-interest(2)	329,581	52,898	93,963	91,104	91,616
Operating leases	93,439	28,231	27,168	19,088	18,952
Contingent payments(3)	29,206	—	29,206	—	—
Purchase obligations	1,156,782	887,844	268,555	383	—

Total	$2,929,613	$1,271,731	$451,106	$225,288	$981,488

(1)
Included in the Company's consolidated balance sheet at March 31, 2011, plus discounts on Convertible Notes, Term Loan, 2017 Notes and 2018 Notes of $2.5 million, $1.5 million, $2.2 million and $2.4 million, respectively, being amortized to expense through September 2011, July 2016, November 2017 and July 2018, respectively. The table has not been adjusted for the extinguishment of the Term Loan in April 2011 in connection with amendment to Credit Facility, discussed below.

(2)
Includes fixed-rate interest only.

(3)
Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

        The above table excludes unrecognized tax benefits of $6.9 million as of March 31, 2011 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

        In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2011 as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Benefit obligation at March 31, 2011	$2,022,561	$369,826
Plan assets at March 31, 2011	1,659,592	—
Projected contributions by fiscal year
2012	117,900	36,375
2013	135,700	36,281
2014	104,400	34,921
2015	98,800	31,442
2016	34,600	31,310

Total 2012 - 2016	$491,400	$170,329

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

        On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850.0 million, with a $50.0 million accordion feature, from $535.0 million, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants, including a more favorable pricing grid. Using the availability under the Credit Facility, the Company immediately extinguished the Term Loan at face value of $350.0 million, plus accrued interest. The Company expects to record a pretax loss of approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of our unamortized discounts and deferred financing fees on the Term Loan.

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

Inventories

        The Company records inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in first-out or average cost methods, principally using standard costs which are adjusted at reasonable intervals.

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

        A significant portion of our contracts are within the scope of Accounting Standards Codification ("ASC") 605-35 Revenue—Construction-Type and Production-Type Contracts and revenue and costs on contracts are recognized using percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units of delivery method.

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

        Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident ("forward losses") and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with ASC 605-35. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with ASC 605-35.

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

        Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. We believe we have recorded adequate provisions in the financial statements for losses on fixed-price contracts, but we cannot be certain that the contract loss provisions will be adequate to cover all actual future losses.

        Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the year ended March 31, 2011, we recognized $29.2 million into net sales in our consolidated statement of income.

        The Aftermarket Services Group provides repair and overhaul services, certain of which are provided under long-term power-by-the-hour contracts, comprising approximately 5% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining fair values.

        The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units under ASC 350, Intangibles—Goodwill and Other. The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer comprise the Company's

CODM. The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components under ASC 350. The operating units, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

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

        We completed our required annual impairment test in the fourth quarter of fiscal 2011 and determined that there was no impairment. Our methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

        In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred during the fiscal years ended March 31, 2011, 2010 or 2009.

        As of March 31, 2011, we had a $425.0 million indefinite-lived intangible asset associated with the Vought tradename. We test this intangible for impairment by comparing the carrying value to the fair value determined based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value represents the amount of impairment. A 5% decrease in projected revenues would have a significant impact on the carrying value of this asset and would likely result in an impairment.

        Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2011, 2010 and 2009, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.

Acquired Contract Liabilities, net

        In connection with our acquisition of Vought, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets of $124.5 million at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves. The acquired contract liabilities, net are being amortized as non-cash revenues over the terms of the respective contracts. In evaluating acquired contract liabilities, net, our analysis involved considerable management judgment and assumptions, including determining the market rates that would be received if the existing contracts were executed at the acquisition date and the comparability of similar contracts executed at the acquisition date. The Company recognized net amortization of contract liabilities of approximately $29.2 million in the fiscal year ended March 31, 2011, and such amount has been included in revenues in our results of operations. The balance of the liability as of March 31, 2011 is approximately $95.3 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2012—$28.5 million; 2013—$23.8 million; 2014—$13.2 million; 2015—$8.0 million; 2016—$12.4 million.

Contingencies

        In the acquisition of Vought, we identified certain pre-acquisition contingencies as of the acquisition date and have extended our review and evaluation of these contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

        We have determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date, based on the information accumulated to date, and we have recorded our best estimates for the contingencies as a part of the preliminary purchase price allocation. We have also recorded any associated indemnification asset. We will continue to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation. Subsequent to the measurement period any such change will be reported in our results of operations.

Postretirement Plans

        The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, the assumed average rate of compensation increase and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually or when a remeasurement is necessary. Assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries, as of the measurement date.

        The assumed discount rate utilized is based on a point-in-time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of yield rates associated with long-term, high-quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high-quality corporate bonds. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required.

        The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits.

        The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in calculating the PBO and annual pension expense.

        In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2011. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.

        In accordance with the Compensation—Retirement Benefits topic of the ASC, we recognized the funded status of our benefit obligation. This funded status is remeasured as of our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan's assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of the remeasurement date based on our evaluation of data from fund managers and comparable market data.

        The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on our net periodic benefit cost and obligations that occurred during the fiscal year ended March 31, 2011:

  •
  In October 2010, the Company's largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provided for an increase in the pension benefits payable to covered employees who retire on or after November 1, 2010. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of October 2010, which resulted in a $31.8 million increase in the projected benefit obligation.

  •
  In February 2011, the Company announced an amendment to the medical plans of its non-represented participants. The amendment eliminates pre-Medicare health coverage for all active and retired participants beginning in 2014. Those changes resulted in a reduction to the accumulated postretirement benefit obligation for the OPEB plan of $27.2 million.

  •
  In March 2011, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2012, actively employed participants through December 31, 2011 may elect a lump-sum distribution option upon retirement. Those changes resulted in a reduction to the projected and accumulated pension obligation for the plan of approximately $118.0 million.

        Pension expense for the fiscal year ended March 31, 2011 was $18.8 million compared with $1.0 million for the fiscal year ended March 31, 2010 and $1.1 million for the fiscal year ended March 31, 2009. For the fiscal year ending March 31, 2012, the Company expects to recognize pension income of approximately $14.0 million. The significant decline in expected pension expense in fiscal year 2012 results principally from the plan amendments noted above and asset performance in fiscal year 2011 exceeding the expected long-term rate of return on plan assets.

Recently Issued Accounting Pronouncements

        Accounting standards updates effective after March 31, 2011, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2011, approximately 59% of our debt is fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt. In March 2008, the Company entered into a thirty-nine month interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on $85.0 million of the Company's variable-rate debt. The Company utilizes the swap to provide protection to meet actual exposures and does not speculate in derivatives. The net effect of the spread between the floating-rate (30-day LIBOR) and the fixed-rate (2.925%) will be reflected as an adjustment to interest expense in the period incurred. In December 2009, the Company elected to de-designate the interest rate swap as a hedge. For the fiscal year ended March 31, 2011, $2.3 million of losses were reclassified into earnings from accumulated other comprehensive income. The Company estimates that $0.3 million of losses presently in accumulated other comprehensive income will be reclassified into earnings during fiscal year 2012. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."

        The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2011. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2011.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$199,258	$12,636	$12,578	$11,167	$11,546	$537,992	$785,177
Weighted-average interest rate (%)	7.37	8.16	8.21	8.26	8.31	8.30
Variable-rate cash flows (in thousands)	$103,500	$3,500	$3,500	$88,500	$3,500	$332,928	$535,428
Weighted-average interest rate (%)	3.57	4.20	4.19	4.19	4.49	4.49

        There are no other significant market risk exposures.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 17, 2011

TRIUMPH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,328	$157,218
Trade and other receivables, less allowance for doubtful accounts of $3,196 and $4,276	369,491	214,497
Inventories, net of unliquidated progress payments of $138,206 and $12,701	781,714	350,865
Rotable assets	26,607	25,587
Prepaid expenses and other	18,141	18,455
Assets held for sale	4,574	5,051

Total current assets	1,239,855	771,673
Property and equipment, net	734,879	328,694
Goodwill	1,545,541	490,654
Intangible assets, net	859,620	83,165
Deferred income taxes, noncurrent	51,578	—
Other, net	38,764	18,392

Total assets	$4,470,237	$1,692,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$300,252	$91,929
Accounts payable	262,716	92,852
Accrued expenses	320,354	98,582
Deferred income taxes	78,793	—
Liabilities related to assets held for sale	431	899

Total current liabilities	962,546	284,262
Long-term debt, less current portion	1,011,752	413,851
Accrued pension and other postretirement benefits, noncurrent	680,754	1,397
Deferred income taxes, noncurrent	20	114,187
Other noncurrent liabilities	180,442	18,195
Temporary equity	2,506	—
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 24,345,303 and 16,817,931 shares issued, 24,256,711 and 16,673,254 outstanding	24	17
Capital in excess of par value	819,222	314,870
Treasury stock, at cost, 88,592 and 144,677 shares	(5,085)	(7,921)
Accumulated other comprehensive income	120,471	705
Retained earnings	697,585	553,015

Total stockholders' equity	1,632,217	860,686

Total liabilities and stockholders' equity	$4,470,237	$1,692,578

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended March 31,
	2011	2010	2009
Net sales	$2,905,348	$1,294,780	$1,240,378
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,231,864	927,211	877,744
Selling, general and administrative	238,889	157,870	162,109
Depreciation and amortization	99,657	54,418	48,611
Acquisition and integration expenses	20,902	—	—

	2,591,312	1,139,499	1,088,464

Operating income	314,036	155,281	151,914
Interest expense and other	79,559	28,865	16,929
Gain on early extinguishment of debt	—	(39)	(880)

Income from continuing operations before income taxes	234,477	126,455	135,865
Income tax expense	82,066	41,167	43,124

Income from continuing operations	152,411	85,288	92,741
Loss from discontinued operations, net	(2,512)	(17,526)	(4,745)

Net income	$149,899	$67,762	$87,996

Earnings per share—basic:
Income from continuing operations	$6.77	$5.18	$5.66
Loss from discontinued operations, net	(0.11)	(1.06)	(0.29)

Net income	$6.66	$4.12	$5.37

Weighted-average common shares outstanding—basic	22,503	16,459	16,384

Earnings per share—diluted:
Income from continuing operations	$6.42	$5.12	$5.59
Loss from discontinued operations, net	(0.11)	(1.05)	(0.29)

Net income	$6.31	$4.07	$5.30

Weighted-average common shares outstanding—diluted	23,744	16,666	16,584

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2008	16,517,374	$16	$307,922	$(12,003)	$2,950	$407,551	$706,436
Net income						87,996	87,996
Foreign currency translation adjustment	—	—	—	—	(2,927)	—	(2,927)
Pension liability adjustment, net of income taxes of ($253)	—	—	—	—	(431)	—	(431)
Change in fair value of interest rate swap, net of income tax of ($1,073)	—	—	—	—	(1,825)	—	(1,825)
Adoption of EITF 06-10	—	—	—	—	—	(2,965)	(2,965)
Gain on early extinguishment of debt	—	—	362	—	—	(85)	277
Exercise of stock options	37,333	—	(275)	2,218	—	(714)	1,229
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,652)	(2,652)
Share-based compensation	34,860	—	3,180	—	—	—	3,180
Excess tax benefit from exercise of stock options	—	—	245	—	—	—	245

Balance at March 31, 2009	16,589,567	16	311,434	(9,785)	(2,233)	489,131	788,563
Net income	—	—	—	—	—	67,762	67,762
Foreign currency translation adjustment	—	—	—	—	2,215	—	2,215
Pension liability adjustment, net of income taxes of ($10)	—	—	—	—	(17)	—	(17)
Change in fair value of interest rate swap, net of income taxes of $221	—	—	—	—	740	—	740
Gain on early extinguishment of debt	—	—	11	—	—	(39)	(28)
Exercise of stock options	41,611	—	—	2,334	—	(1,173)	1,161
Cash dividends ($0.16 per share)	—	—	—	—	—	(2,666)	(2,666)
Share-based compensation	53,947	1	3,219	—	—	—	3,220
Repurchase of restricted shares for minimum tax obligation	(11,871)	—	—	(470)	—	—	(470)
Excess tax benefit from exercise of stock options	—	—	206	—	—	—	206

Balance at March 31, 2010	16,673,254	17	314,870	(7,921)	705	553,015	860,686
Net income	—	—	—	—	—	149,899	149,899
Foreign currency translation adjustment	—	—	—	—	3,798	—	3,798
Pension liability adjustment, net of income taxes of $70,349	—	—	—	—	114,780	—	114,780
Change in fair value of interest rate swap, net of income taxes of $698	—	—	—	—	1,188	—	1,188
Vought acquisition consideration	7,496,165	7	504,860	—	—	—	504,867
Reclassification adjustment to temporary equity for exercisable put on convertible debt	—	—	(2,506)	—	—	—	(2,506)
Exercise of stock options	80,276	—	—	4,639	—	(1,755)	2,884
Cash dividends ($0.16 per share)	—	—	—	—	—	(3,574)	(3,574)
Share-based compensation	32,971	—	1,907	—	—	—	1,907
Repurchase of restricted shares for minimum tax obligation	(25,955)	—	(59)	(1,803)	—	—	(1,862)
Excess tax benefit from exercise of stock options	—	—	150	—	—	—	150

Balance at March 31, 2011	24,256,711	$24	$819,222	$(5,085)	$120,471	$697,585	$1,632,217

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended March 31,
	2011	2010	2009
Operating Activities
Net income	$149,899	$67,762	$87,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,657	54,418	48,611
Amortization of acquired contract liability	(29,214)	—	—
Gain on early extinguishment of debt	—	(39)	(880)
Accretion of debt discount	7,609	6,196	6,207
Other amortization included in interest expense	4,205	1,951	1,685
Provision for doubtful accounts receivable	152	773	2,406
Provision for deferred income taxes	80,732	7,524	12,786
Employee stock compensation	3,622	3,220	3,180
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(15,875)	(6,172)	10,478
Inventories	(21,045)	30,192	(7,719)
Rotable assets	(1,021)	65	(2,260)
Prepaid expenses and other current assets	13,411	(3,822)	1,066
Accounts payable, accrued expenses and income taxes payable	(25,780)	(15,742)	(23,467)
Accrued pension and other postretirement benefits	(124,339)	—	—
Changes in discontinued operations	7	21,773	(3,236)
Other	284	1,549	(1,856)

Net cash provided by operating activities	142,304	169,648	134,997

Investing Activities
Capital expenditures	(90,025)	(31,665)	(45,421)
Proceeds from sale of assets	4,213	615	881
Acquisitions, net of cash acquired	(347,912)	(31,493)	(141,073)

Net cash used in investing activities	(433,724)	(62,543)	(185,613)

Financing Activities
Net increase (decrease) in revolving credit facility	85,000	(127,730)	(66,020)
Proceeds from issuance of long-term debt	846,105	172,988	78,282
Proceeds from equipment leasing facility and other capital leases	—	13,942	58,734
Retirement of debt and capital lease obligations	(731,168)	(13,811)	(16,521)
Payment of deferred financing costs	(22,790)	(8,344)	(1,187)
Dividends paid	(3,574)	(2,666)	(2,652)
Repayment of governmental grant	(1,695)	—	—
Repurchase of restricted shares for minimum tax obligations	(1,861)	(470)	—
Proceeds from exercise of stock options, including excess tax benefit of $150, $206, and $245 in 2011, 2010, and 2009	3,034	1,367	1,474

Net cash provided by financing activities	173,051	35,276	52,110

Effect of exchange rate changes on cash	479	359	(754)

Net change in cash and cash equivalents	(117,890)	142,740	740
Cash and cash equivalents at beginning of year	157,218	14,478	13,738

Cash and cash equivalents at end of year	$39,328	$157,218	$14,478

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year ended March 31,
	2011	2010	2009
Net income	$149,899	$67,762	$87,996
Other comprehensive income (loss):
Foreign currency translation adjustment	3,798	2,215	(2,927)
Pension and postretirement adjustments, net of income taxes of $70,349, ($10) and ($253), respectively	114,780	(17)	(431)
Change in fair value of cash flow hedge, net of income taxes of $698, $221 and ($1,073), respectively	1,188	740	(1,825)

Total other comprehensive income (loss)	119,766	2,938	(5,183)

Total comprehensive income	$269,665	$70,700	$82,813

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

        Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") is organized based on the products and services that it provides. Under this organizational structure, the Company has three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group.

        The Aerostructures segment consists of the Company's operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment's revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces, and helicopter cabins. Further, the segment's operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.

        The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

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

        As discussed in Note 3, on June 16, 2010, the Company completed the acquisition of Vought Aircraft Industries, Inc. ("Vought"). The Company's fiscal 2011 consolidated financial statements are inclusive of Vought's operations from June 16, 2010 through March 31, 2011. Management believes that the acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Strategically, the acquisition of Vought substantially increases the Company's design capabilities and provides further diversification across customers and programs, as well as exposure to new growth platforms.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION (Continued)

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

        Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the classification of advanced payments under long-term contracts and the completion of measurement period adjustments for the acquisition of Fabritech (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

        Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables, net

        Trade and other receivables are recorded net of an allowance for doubtful accounts. Trade and other receivables include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes and amounts retained by the customer pending contract completion. Unbilled amounts are usually billed and collected within one year. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records the allowance for doubtful accounts based on prior experience and for specific collectibility matters when they arise. The Company writes off balances against the reserve when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.

        Trade and other receivables, net comprised of the following:

	March 31,
	2011	2010
Billed	$339,823	$206,632
Unbilled	12,886	6,405

Total trade receivables	352,709	213,037
Other receivables	19,978	5,736

Total trade and other receivables	372,687	218,773
Less: Allowance for doubtful accounts	(3,196)	(4,276)

Total trade and other receivables, net	$369,491	$214,497

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        The Company records inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in first-out or average cost methods, principally using standard costs which are adjusted at reasonable intervals.

Advance Payments and Progress Payments

        Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any excess amount reflected in current liabilities under the Accrued expenses caption.

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

Goodwill and Intangible Assets

        The Company accounts for purchased goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values.

        The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units. The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer comprise the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information. Each of the operating segments is comprised of a number of operating units which are considered to be components. The operating units, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.

        In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. The Company completed its required annual impairment test in the fourth quarter of fiscal 2011 and determined that there was no impairment. The Company's methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of the Company's reporting units. In the event that valuations in the aerospace and defense markets decrease, or the expected EBITDA for the Company's reporting units decreases, a goodwill impairment charge may be required, which would adversely affect the Company's operating results and financial condition. Any such impairment would be recognized in full in the reporting period in which it has been identified. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2011, 2010 and 2009 and determined that there was no impairment.

        As of March 31, 2011, the Company had a $425,000 indefinite-lived intangible asset associated with the Vought tradename. The Company tests this intangible for impairment by comparing the carrying value to the fair value determined based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value represents the amount of impairment. A 5% decrease in projected revenues would have a significant impact on the carrying value of this asset and would likely result in an impairment.

        Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If any impairment is indicated, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset, generally determined based on the present value of expected future cash flows associated with the use of the asset. For the fiscal years ended March 31, 2011, 2010 and 2009, exclusive of the charges recorded in connection with discontinued operations, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.

Deferred Financing Costs

        Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Income over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Deferred financing costs, net of accumulated amortization of $23,384 and $9,381, respectively, are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2011 and 2010. Make-whole payments in connection with early debt retirements are classified as cash flows used in investing activities.

Acquired Contract Liabilities, net

        In connection with the acquisition of Vought, we assumed existing long-term contracts. Based on review of these contracts, the Company concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets of $124,548 at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves. The acquired contract liabilities, net are being amortized as non-cash revenues over the terms of the respective contracts. In evaluating acquired contract liabilities, net, the Company's analysis involved considerable management judgment and assumptions, including determining the market rates that would be received if the existing contracts were executed at the acquisition date and the comparability of similar contracts executed at the acquisition date. The Company recognized net amortization of contract liabilities of approximately $29,214 in the fiscal year ended March 31, 2011, and such amount has been included in revenues in results of operations. The balance of the liability as of March 31, 2011 is approximately $95,334 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2012—$28,462; 2013—$23,813; 2014—$13,184; 2015—$8,009; 2016—$12,443.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. The Company's policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time of shipment based upon past experience.

        A significant portion of the Company's contracts are within the scope of Accounting Standards Codification ("ASC") 605-35 Revenue—Construction-Type and Production-Type Contracts and revenue and costs on contracts are recognized using the percentage-of- completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units of delivery method.

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

        Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become probable ("forward losses") and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with ASC 605-35. Revisions in contract estimates, if significant, can materially affect results of operations and cash flows, as well as valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with ASC 605-35.

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

        Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the year ended March 31, 2011, the Company recognized $29,214, into net sales in the accompanying Consolidated Statement of Income.

        The Aftermarket Services Group providers repair and overhaul services, certain of which services are provided under long term power-by-the-hour contracts, comprising approximately 5% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Shipping and Handling Costs

        The cost of shipping and handling products is included in cost of products sold.

Research and Development Expense

        Research and development expense was approximately $50,465, $25,670 and $21,001 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Retirement Benefits

        Accounting rules covering defined benefit pension plans require that amounts recognized in financial statements be determined on an actuarial basis. A significant element in determining the

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's pension income (expense) is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The Company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).

        At March 31 of each year, the Company determines the fair value of its pension plan assets as well as the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension benefits could be effectively settled. In estimating the discount rate, the Company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company uses a portfolio of fixed-income securities, which receive at least the second-highest rating given by a recognized ratings agency.

Fair Value Measurements

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Quoted market prices in active markets for identical assets or liabilities; Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data; and Level 3—Unobservable inputs that are not corroborated by market data. The Company has applied fair value measurements to its derivatives and contingent consideration (see Note 18) and to its pension and postretirement plan assets (see Note 15).

Foreign Currency Translation

        The determination of the functional currency for Triumph's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiary Triumph Aviation Services—Asia is the U.S. dollar since that is the currency in which that entity primarily generates and expends cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (see Note 13). Gains and losses arising from foreign currency transactions of these subsidiaries are included in net income.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income.

Recently Issued Accounting Pronouncements

        Accounting standards updates effective after March 31, 2011, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

Stock-Based Compensation

        The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years 2011, 2010, and 2009 was $3,710, $3,220 and $3,180, respectively. The benefits of tax deductions in excess of recognized compensation expense were $150, $206 and $245 for fiscal years ended March 31, 2011, 2010 and 2009, respectively. Included in the stock-based compensation for fiscal year 2011, is $1,176 classified a s a liability as of March 31, 2011 associated with the April 2011 grant of the fiscal 2011 award. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (See Note 16 for further details.)

Warranty Reserves

        A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years.

3. ACQUISITIONS

        On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures—Vought Commercial Division, Triumph Aerostructures—Vought Integrated Programs Division and Triumph Structures—Everett, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Vought's customer base is comprised of the leading global aerospace original equipment manufacturers or OEMs and over 80% of its revenue is from sole source, long-term

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

contracts. Vought's revenues for the year ended December 31, 2009 were $1.9 billion and Vought employed approximately 5,900 people. The Company incurred $20,902 in acquisition-related expenses in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments. Such commitments expired upon closing of the acquisition of Vought.

        Fair value of consideration transferred:    The following details consideration transferred to acquire Vought:

(in thousands, except share and per share amounts)	Shares	Estimated Fair Value	Form of Consideration
Number of Triumph shares issued to Vought shareholders	7,496,165
Triumph share price as of the acquisition date	$67.35	$504,867	Triumph common stock

Cash consideration transferred to Vought shareholders		547,950	Cash

Total fair value of consideration transferred		$1,052,817

        Recording of assets acquired and liabilities assumed:    The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analyses is obtained. The Company will finalize these amounts no later than June 15, 2011. Under U.S. GAAP, the measurement period shall

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

not exceed one year from the acquisition date. The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

June 16, 2010
Cash	$214,833
Accounts receivable	145,789
Inventory	410,279
Prepaid expenses and other	19,850
Property and equipment	375,229
Goodwill	1,041,724
Intangible assets	807,000
Deferred tax assets	241,934
Other assets	384

Total assets	$3,257,022

Accounts payable	$143,995
Accrued expenses	276,492
Deferred tax liabilities	4,674
Debt	590,710
Acquired contract liabilities, net	124,548
Accrued pension and other postretirement benefits, noncurrent	993,189
Other noncurrent liabilities	70,597

Total liabilities	$2,204,205

        Intangible assets:    The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted- Average Life	Estimated Fair Value
Customer relationships/contracts	17.6 years	$382,000
Tradename	Indefinite-lived	425,000

Total intangibles		$807,000

        Deferred taxes:    The Company provided deferred taxes and recorded other adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of previously recorded valuation allowance associated with Vought's historical operating losses.

        Debt:    Simultaneously with the closing of the acquisition of Vought, the Company repaid $603,111 of Vought's debt and accrued interest in connection with the closing, including $270,000 in 8% senior notes, $320,710 in senior credit facilities and $12,401 in accrued but unpaid interest.

        Pension obligations:    The Company assumed several defined benefit pension plans covering some of Vought's employees. Certain employee groups are ineligible to participate in the plans or have

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the Company. The Company also assumed certain other postretirement benefit plans (OPEB), namely healthcare and life insurance benefits for eligible retired employees, which are unfunded.

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        Amounts recognized in the Consolidated Balance Sheet as of the date of acquisition:

Estimated Fair Value
Accrued expenses	$40,769
Accrued pension and other postretirement benefits, noncurrent	993,189

Net Unfunded Status	$1,033,958

        Weighted average assumption used to determine benefit obligations at the acquisition date and net period benefit cost from the acquisition date through March 31, 2011:

	Pension Benefits	Other Postretirement Benefits
Discount rate	6.03%	5.58%
Expected rate of return on plan assets	8.50%	N/A
Rate of compensation increase	3.50%	N/A

        The pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk and to preserve the real purchasing power of assets to meet future obligations. The allocation guidelines of the pension plan assets are as follows: public equity—53% to 61%; alternative investment funds—2% to 12%: fixed income investments—28% to 34% and real estate funds—3% to 7%.

        Goodwill:    Goodwill in the amount of $1,041,724 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, goodwill recorded as part of the acquisition of Vought includes:

  •
  the expected synergies and other benefits that the Company believes will result from combining the operations of Vought with the operations of Triumph;

  •
  any intangible assets that do not qualify for separate recognition such as assembled workforce; and

  •
  the value of the going-concern element of Vought's existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

        The Goodwill is not deductible for tax purposes.

        The recorded amounts for assets and liabilities are substantially complete as of March 31, 2011. The measurement period adjustments recorded in the fourth quarter of fiscal 2011 did not have a significant impact on the Company's consolidated balance sheet, statements of income, or statements of cash flows. The following items still are subject to change:

  •
  amounts for pre-acquisition contingent liabilities pending completion of the assessment of these matters as additional information is obtained (see Note 17); and

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

  •
  amounts for deferred income tax assets and liabilities and income tax receivables pending the filing of Vought's pre-acquisition tax returns and the receipt of information from the taxing authorities and other analysis of temporary differences which may change certain estimates and assumptions used.

        A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives can materially impact results of operations. The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired, which is not expected to have a material impact on the Company's consolidated balance sheet, statement of income, or statement of cash flows.

        Actual and pro forma impact of the Vought acquisition:    The following table presents information for Vought that is included in the Company's consolidated statement of income from June 16, 2010 through the end of fiscal 2011:

Fiscal year ended March 31, 2011
Net sales	$1,527,326
Operating income	161,629

        The unaudited pro forma results presented below include the effects of the acquisition of Vought as if it had been consummated as of April 1, 2009 for fiscal year 2010 and as of April 1, 2010 for fiscal year 2011. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property and equipment, off market contracts and favorable leases. To better reflect the combined operating results, material nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2009.

	Fiscal year ended March 31
	2011	2010
Net sales	$3,269,413	$3,253,334
Income from continuing operations	154,999	189,863
Income from continuing operations—basic	$6.44	$7.93
Income from continuing operations—diluted	$6.13	$7.86

FISCAL 2010 ACQUISITIONS

Acquisition of DCL Avionics, Inc.

        Effective January 29, 2010, the Company's wholly-owned subsidiary Triumph Instruments—Burbank, Inc. acquired the assets and business of DCL Avionics, Inc. ("DCL"). DCL operated a

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

Federal Aviation Administration ("FAA") approved avionics repair station and components dealership. DCL provides Triumph Instruments—Burbank, Inc. with additional capacity as well as a strategic location on the Van Nuys, California, airport. The results for Triumph Instruments—Burbank, Inc. continue to be included in the Company's Aftermarket Services segment.

Acquisition of Fabritech, Inc.

        Effective March 1, 2010, the Company acquired all of the outstanding shares of Fabritech, Inc. ("Fabritech"), renamed Triumph Fabrications—St. Louis, Inc. Triumph Fabrications—St. Louis, Inc. is a component manufacturer and repair station for critical military rotary-wing platforms. Fabritech provides the Company with high-end maintenance and manufactured solutions focused on aviation drive train, mechanical, hydraulic and electrical hardware items, including gearboxes, cargo hooks and vibration absorbers. The results for Triumph Fabrications—St. Louis, Inc. were included in the Company's Aftermarket Services segment as of March 31, 2010, and have been reclassified to the Company's Aerospace Systems segment as of and during the quarter ended June 30, 2010.

        The acquisitions of DCL and Fabritech are herein referred to as the "fiscal 2010 acquisitions." The combined purchase price for the fiscal 2010 acquisitions of $34,547 includes cash paid at closing, deferred payments and estimated contingent payments. The estimated contingent payments represent an earnout contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 are $6,400, $5,000 and $4,600, respectively. The estimated fair value of the earnout note at the date of acquisition of $2,545 is classified as a Level 3 liability in the fair value hierarchy (Note 19). The excess of the purchase price over the estimated fair value of the net assets acquired of $11,594 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at $7,421 with a weighted-average life of 13.0 years. During fiscal 2011, the Company finalized the purchase price allocation for the fiscal 2010 acquisitions as a result of receiving the final appraisals of tangible and intangible assets and contingent consideration. Based on the revised allocations, an additional $1,060 and $3,321 was allocated to property and equipment and intangible assets, respectively; and the contingent earnout liability and goodwill were reduced by $7,955 and $11,420, respectively. These reclassifications were reflected in the accompanying consolidated balance sheet as of March 31, 2010.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

        The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the fiscal 2010 acquisitions:

Cash	$532
Accounts receivable	640
Inventory	6,379
Prepaid expenses and other	79
Property and equipment	2,620
Goodwill	11,594
Intangible assets	7,421

Total assets	$29,265

Accounts payable	$298
Accrued expenses	1,828
Deferred tax liabilities	547

Total liabilities	$2,673

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

        The following unaudited pro forma information for the fiscal year ended March 31, 2010 has been prepared assuming the fiscal 2010 acquisitions had occurred on April 1, 2009.

Fiscal year ended March 31, 2010
Net sales	$1,306,867
Income from continuing operations	83,538
Income from continuing operations—basic	$5.08
Income from continuing operations—diluted	$5.01

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

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

FISCAL 2009 ACQUISITIONS

Acquisition of Merritt Tool Company, Inc.

        Effective March 13, 2009, the Company acquired all of the outstanding shares of Merritt Tool Company, Inc. ("Merritt"), renamed Triumph Structures—East Texas, Inc. Triumph Structures—East Texas, Inc. is a manufacturer of aircraft structural components specializing in complex precision machining primarily for commercial and military aerospace programs. Merritt provides the Company with expanded capacity and increased market share in structural components. The results for Triumph Structures—East Texas, Inc. are included in the Company's Aerostructures segment.

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

Acquisition of Aviation Segment of Kongsberg Automotive Holdings ASA

        Effective March 31, 2009, the Company acquired the assets of the aviation segment of Kongsberg Automotive Holdings ASA ("KA") through two newly organized wholly-owned subsidiaries, Triumph Controls—UK, Ltd. and Triumph Controls—Germany, GmbH. The acquired business, which is located in Basildon, U.K. and Heiligenhaus, Germany, provides cable control systems for commercial and military aircraft to Europe's leading aerospace manufacturers. KA provides the Company with expanded capacity and increased market share in cable control systems. The results for Triumph Controls—UK, Ltd. and Triumph Controls—Germany, GmbH are included in the Company's Aerospace Systems segment.

Acquisition of The Mexmil Company, LLC

        Effective March 31, 2009, the Company acquired all of the equity interests of The Mexmil Company, LLC, and all of the equity interests of several affiliates ("Mexmil"), renamed Triumph Insulation Systems, LLC. Triumph Insulation Systems, LLC and its affiliates primarily provide insulation systems to OEMs, airlines, maintenance, repair and overhaul organizations and air cargo carriers. Mexmil provides the Company with an enhanced ability to provide a more comprehensive interiors solution to current and future customers. The results for Triumph Insulation Systems, LLC and its affiliates are included in the Company's Aerostructures segment.

        The acquisitions of Merritt, Saygrove, KA and Mexmil are herein referred to as the "fiscal 2009 acquisitions." The combined purchase price of the fiscal 2009 acquisitions of $152,741 includes cash paid at closing, estimated deferred payments and direct costs of the transactions. Included in the deferred payments are delayed payments of $2,270 paid in March 2010 and $1,507 paid in September 2010, respectively. The fiscal 2009 acquisitions also provide for contingent payments, certain of which

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. ACQUISITIONS (Continued)

are contingent upon the achievement of specified earnings levels during the earnout period. In August 2010, another $8,000 contingent payment was made upon entering into a specific customer contract. The maximum amounts payable in respect of fiscal 2011, 2012 and 2013 earnings, respectively, are $2,405, $10,577 and $2,629. The contingent amounts have not been recorded as the contingencies have not been resolved and the consideration has not been paid. The excess of the combined purchase price over the preliminary estimated fair value of the net assets acquired of $95,072 was recorded as goodwill, $65,388 of which is tax-deductible. The Company has also identified intangible assets valued at approximately $27,113 comprised of noncompete agreements, customer relationships, and product rights and licenses with a weighted-average life of 9.8 years.

        The fiscal 2009 acquisitions have been accounted for under the purchase method of accounting and, accordingly, are included in the consolidated financial statements from the effective dates of acquisition. The fiscal 2009 acquisitions were funded by the Company's long-term borrowings in place at the dates of acquisition.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        In September 2007, the Company decided to sell Triumph Precision Castings Co. ("TPC"), a casting facility in its Aftermarket Services segment that specializes in producing high-quality hot gas path components for aero and land-based gas turbines. The Company recognized a pretax loss of $3,500 in the first quarter of fiscal 2008 based upon a write-down of the carrying value of the business to estimated fair value less costs to sell. The write-down was applied to inventory and long-lived assets, consisting primarily of property, plant and equipment. In October 2008, the Company exercised the buyout provision in the operating lease on its casting facility. Accordingly, the property, plant and equipment related to the assets held for sale increased by $3,535.

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

        The disposition of TPC had been delayed due in part to a dispute with TPC's largest customer, which had a right of first refusal to purchase TPC. In February 2011, TPC entered into a settlement agreement with that customer, which included termination of the right of first refusal and resulted in a settlement charge of $2,250.

        Revenues of discontinued operations were $1,832, $2,128 and $10,433 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The loss from discontinued operations was $2,512, $17,526 and $4,745, net of income tax benefit of $1,351, $9,376 and $2,556 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Interest expense of $267, $2,342 and $2,913 was allocated to discontinued operations for the fiscal years ended March 31, 2011, March 31, 2010 and March 31, 2009, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

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

        Assets and liabilities held for sale are comprised of the following:

	March 31,
	2011	2010
Assets held for sale:
Trade and other receivables, net	$1,314	$1,656
Inventories	237	372
Property, plant and equipment	3,000	3,000
Other	23	23

Total assets held for sale	$4,574	$5,051

Liabilities held for sale:
Accounts payable	$99	$227
Accrued expenses	154	324
Other noncurrent liabilities	178	348

Total liabilities held for sale	$431	$899

        In December 2010, the Company sold certain contracts and related assets of the Milwaukee sales office of Triumph Accessory Services—Wellington at net book value for total proceeds of $2,458, resulting in no gain or loss on sale.

5. INVENTORIES

        Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2011	2010
Raw materials	$72,174	$51,000
Manufactured and purchased components	171,283	161,950
Work-in-process	634,359	111,975
Finished goods	42,104	38,641
Less: unliquidated progress payments	(138,206)	(12,701)

Total inventories	$781,714	$350,865

        According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. The total net inventory on government contracts was $80,201 at March 31, 2011.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

6. PROPERTY AND EQUIPMENT

        Net property and equipment at March 31, 2011 and 2010 is:

	March 31,
	2011	2010
Land	$37,270	$18,152
Construction in process	87,157	17,438
Buildings and improvements	201,183	139,705
Furniture, fixtures and computer equipment	62,641	43,497
Machinery and equipment	668,460	366,896

	1,056,711	585,688
Less accumulated depreciation	321,832	256,994

	$734,879	$328,694

        Depreciation expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $68,891, $39,715 and $36,836, respectively, which includes depreciation of assets under capital lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2011 and 2010:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2010	$249,715	$188,581	$52,358	$490,654
Goodwill recognized in connection with acquisitions	1,041,724	—	—	1,041,724
Purchase price adjustments	8,000	3,048	111	11,159
Effect of exchange rate changes and other	—	2,004	—	2,004

Balance, March 31, 2011	$1,299,439	$193,633	$52,469	$1,545,541

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2009	$239,580	$166,402	$53,559	$459,541
Goodwill recognized in connection with acquisitions	—	10,349	510	10,859
Purchase price allocation adjustments	10,934	11,815	—	22,749
Effect of exchange rate changes and other	(799)	15	(1,711)	(2,495)

Balance, March 31, 2010	$249,715	$188,581	$52,358	$490,654

        Prior year amounts have been restated due to the change in reportable segments (see Note 22) and the measurement period adjustments related to the acquisitions of Fabritech and DCL.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Intangible Assets

        The components of intangible assets, net are as follows:

	March 31, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.4 years	$456,282	$(40,657)	$415,625
Product rights and licenses	12.0 years	73,739	(56,640)	17,099
Noncompete agreements and other	12.7 years	13,239	(11,343)	1,896
Tradename	Indefinite-lived	425,000	—	425,000

Total intangibles, net		$968,260	$(108,640)	$859,620

	March 31, 2010
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.4 years	$73,688	$(15,656)	$58,032
Product rights and licenses	11.3 years	74,082	(51,762)	22,320
Noncompete agreements and other	12.0 years	13,239	(10,426)	2,813

Total intangibles, net		$161,009	$(77,844)	$83,165

        Amortization expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $30,766, $14,703 and $11,775, respectively. Amortization expense for the five fiscal years succeeding March 31, 2011 by year is expected to be as follows: 2012: $41,045; 2013: $33,879; 2014: $30,213; 2015: $29,359; 2016: $28,845 and thereafter: $271,276.

8. ACCRUED EXPENSES

        Accrued expenses are composed of the following items:

	March 31,
	2011	2010
Accrued pension	$3,931	$473
Deferred revenue, advances and progress billings	42,439	13,521
Accrued other postretirement benefits	35,456	—
Accrued compensation	104,444	39,516
Accrued interest	19,711	9,371
Warranty reserve	15,242	5,184
Accrued workers' compensation	11,988	4,292
Accrued insurance	13,244	4,306
All other	73,899	21,919

Total accrued expenses	$320,354	$98,582

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

9. LEASES

        At March 31, 2011, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2012—$28,231; 2013—$14,367; 2014—$12,801; 2015—$10,663; 2016—$8,425 and thereafter—$18,952 through 2027. In the normal course of business, operating leases are generally renewed or replaced by other leases.

        At March 31, 2011, future minimum sublease rentals are as follows: 2012—$685; 2013—$618; 2014—$547; 2015—$557; 2016—$567 and thereafter—$868 through 2018.

        Total rental expense was $43,865, $14,954 and $14,441 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

10. LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,
	2011	2010
Revolving credit facility	$85,000	$—
Receivable securitization facility	100,000	75,000
Equipment leasing facility	67,822	69,560
Term loan credit agreement	346,731	—
Secured promissory notes	7,505	11,107
Senior subordinated notes due 2017	172,801	172,561
Senior notes due 2018	347,623	—
Convertible senior subordinated notes	176,544	169,584
Other debt	7,978	7,968

	1,312,004	505,780
Less current portion	300,252	91,929

	$1,011,752	$413,851

Revolving Credit Facility

        On May 10, 2010, the Company entered into a credit agreement (the "Credit Facility"). The Credit Facility became available on June 16, 2010 in connection with the consummation of the acquisition of Vought. The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company and the subsidiaries of the Company party thereto. Such liens are pari passu to the liens securing the Company's obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the "Intercreditor Agreement"). In connection with entering into the Credit Facility, the Company incurred approximately $2,917 of financing costs. These costs, along with the $3,763 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        The Credit Facility replaced and refinanced the Company's Amended and Restated Credit Agreement dated as of August 14, 2009 (the "2009 Credit Agreement"), which agreement was terminated and all obligations thereunder paid in full upon the consummation of the acquisition of Vought.

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

        At March 31, 2011, there were $85,000 in borrowings and $40,135 in letters of credit outstanding under the Credit Facility. At March 31, 2010, there were no borrowings and $6,123 in letters of credit outstanding under the 2009 Credit Agreement. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of March 31, 2011, the Company had borrowing capacity under the Credit Facility of $409,865 after reductions for borrowings and letters of credit outstanding under the Credit Facility.

        On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850,000, with a $50,000 accordion feature, from $535,000, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished its term loan credit agreement (the "Term Loan") at face value of $350,000, plus accrued interest. The Company expects to record a pretax loss of approximately $7,700 associated with these transactions during the first quarter of fiscal 2012 due to the write-off of our unamortized discounts and deferred financing fees on the Term Loan.

Receivables Securitization Program

        In June 2010, the Company entered into an amended receivable securitization facility (the "Securitization Facility"), increasing the purchase limit from $125,000 to $175,000. In connection with

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2011, the maximum amount available under the Securitization Facility was $166,700. The Securitization Facility is due to expire in June 2011. The Company has reached a verbal agreement to extend the Securitization Facility three years to June 2014, effective June 2011. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.50% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2011, there was $100,000 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $653 of financing costs. These costs, along with the $540 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

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

        During the fiscal years ended March 31, 2011 and 2010, the Company entered into new capital leases in the amounts of $11,569 and $13,942, respectively, to finance a portion of the Company's capital additions for the respective years.

Term Loan Credit Agreement

        The Company entered into a Term Loan dated as of June 16, 2010, which proceeds were used to partially finance the acquisition of Vought. The Term Loan provides for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and are being amortized into expense over the term of the Term Loan.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        The obligations under the Term Loan are guaranteed by substantially all of the Company's domestic subsidiaries and secured by liens on substantially all of the Company's and the guarantors' assets pursuant to a Guarantee and Collateral Agreement (the "Term Loan Guarantee and Collateral Agreement") and certain other collateral agreements, in each case subject to the Intercreditor Agreement. Borrowings under the Term Loan bear interest, at the Company's option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%.

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

        The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinated to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (defined below), including borrowings under the Company's existing Credit Facility, and pari passu with the Company's and the Guarantor Subsidiaries' existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of the Company's domestic restricted subsidiaries that guarantees any of the Company's debt or that of any of the Company's restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company's debt or that of any of the Company's domestic restricted subsidiaries incurred under any credit facility (collectively, the "Guarantor Subsidiaries"), in each case on a senior subordinated basis. If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make them instead.

        The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed plus an applicable premium set forth in the Indenture and accrued and unpaid interest, if any. The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015 and (iii) 100% of the principal amount of the Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest. In addition, at any time prior to November 15, 2012, the Company may redeem up to 35% of the principal amount of the 2017 Notes with the net cash proceeds of qualified equity offerings at a redemption price equal to 108% of

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2017 Notes (the "Indenture").

        Upon the occurrence of a change of control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2011.

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

Senior Notes due 2018

        On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.625% Senior Notes due 2018 (the "2018 Notes"). The 2018 Notes were sold at 99.270% of principal amount and have an effective interest yield of 8.75%. Interest on the Notes accrues at the rate of 8.625% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

        The 2018 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2018 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.

        The Company may redeem some or all of the 2018 Notes prior to July 15, 2014 by paying a "make-whole" premium. The Company may redeem some or all of the 2018 Notes on or after July 15, 2014 at specified redemption prices. In addition, prior to July 15, 2013, the Company may redeem up to 35% of the 2018 Notes with the net proceeds of certain equity offerings at a redemption price equal to 108.625% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2018 Notes (the "2018 Indenture").

        The Company is obligated to offer to repurchase the 2018 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions. This change of control feature represents an embedded derivative. Since it is in the control of the Company to call the 2018 Notes at any time after July 15, 2014, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2011.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

        The 2018 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.

Convertible Senior Subordinated Notes

        On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the "Convertible Notes"). The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company's existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

        The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance costs of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company's outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company's Credit Facility. The issuance costs have been allocated to the respective liability and equity components, with the liability component recorded as other assets and the equity component recorded as a reduction of equity in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

        The Convertible Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Convertible Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2011.

        During fiscal 2010, the Company paid $3,994 to purchase $4,200 in principal amount of the Convertible Notes, resulting in a reduction in the carrying amount of $3,830 and a gain on early extinguishment of $39. During fiscal 2009, the Company paid $15,420 to purchase $18,000 of principal on the Convertible Notes, resulting in a gain on early extinguishment of $880.

        The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 18.3655 shares per $1,000 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $54.45 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1,000 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1,000, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.

        A holder may surrender its Convertible Notes for conversion: (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of the Company's common stock on such trading day; (ii) during the five business days immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of a note for each day of that period was less than 98% of the product of the closing price of the Company's common stock and the conversion rate of the Convertible Notes on each such day; (iii) if the Company has called the Convertible Notes for redemption; (iv) on the occurrence of a specified corporate transaction as provided in the indenture governing the Notes (i.e., change in control, distribution of rights or warrants to purchase common stock below market value, distribution of assets (including cash) with a per share value exceeding 10% of the market value of common stock); or (v) during the two-month period prior to maturity (starting August 1, 2026). The last reported sale price of the Company's common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.

        The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through March 31, 2011, the Convertible Notes were eligible for conversion. In March 2011, the Company received notice of conversion from holders of $27,903 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of 182,673 shares. In April 2011, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding March 31, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2011. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.

        To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $54.45. The average

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT (Continued)

price of the Company's common stock for the fiscal year ended March 31, 2011 was $78.95. Therefore, 1,020,448 additional shares were included in the diluted earnings per share calculation. The average price of the Company's common stock for the fiscal years ended March 31, 2010 and March 31, 2009 was $46.68 and $46.49, respectively. Therefore, no additional shares were included in the diluted earnings per share calculations for those fiscal years.

        If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of its Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

        Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. As of March 31, 2011, the remaining discount of $2,506 will be amortized on the effective interest method through October 1, 2011. The debt and equity components recognized for the Convertible Notes as of March 31, 2011 were as follows:

Principal amount of convertible notes	$179,050
Unamortized discount(1)	2,506
Net carrying amount	176,544

(1)
Remaining recognition period of 0.5 year as of March 31, 2011, recorded in temporary equity at March 31, 2011.

        Interest paid on indebtedness during the years ended March 31, 2011, 2010 and 2009 amounted to $58,750, $16,284 and $13,352, respectively. Interest capitalized during the years ended March 31, 2011, 2010 and 2009 was $1,289, $0 and $0, respectively.

        As of March 31, 2011, the maturities of long-term debt are as follows: 2012—$302,758; 2013—$16,137; 2014—$16,078; 2015—$99,669; 2016—$15,045; and thereafter—$520,918 through 2020.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities are composed of the following items:

	March 31,
	2011	2010
Acquired contract liabilities, net	$95,334	$—
Deferred grant income	31,417	—
Accrued workers' compensation	21,055	—
Accrued warranties	4,469	—
Income tax reserves	1,266	4,240
Contingent consideration	2,870	2,545
All other	24,031	11,410

Total other noncurrent liabilities	$180,442	$18,195

12. INCOME TAXES

        The components of income tax expense are as follows:

	Year ended March 31,
	2011	2010	2009
Current:
Federal	$(2,955)	$30,095	$26,447
State	1,331	2,819	2,791
Foreign	1,607	729	1,100

	(17)	33,643	30,338
Deferred:
Federal	74,084	6,790	11,846
State	7,999	472	940
Foreign	—	262	—

	82,083	7,524	12,786

	$82,066	$41,167	$43,124

        A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.6	2.1	1.3
Miscellaneous permanent items and nondeductible accruals	0.1	0.1	0.9
Research and development tax credit	(1.4)	(2.4)	(2.2)
Foreign tax credits	—	(0.1)	(1.4)
Domestic production tax benefits	—	(1.9)	(1.3)
Other	(1.3)	(0.9)	(0.5)

Effective income tax rate	35.0%	31.9%	31.8%

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows:

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$202,456	$4,217
Inventory	139,228	—
Accruals and reserves	50,809	12,484
Pension	157,876	165
Other postretirement benefits	142,334	—
Acquired contract liabilities, net	36,100	—
Other	640	5,221

	729,442	22,087
Valuation allowance	(734)	(351)

Net deferred tax assets	728,709	21,736

Deferred tax liabilities:
Long-term contract accounting	272,722	—
Property and equipment	128,515	53,074
Goodwill and other intangible assets	331,228	54,887
Prepaid expenses and other	23,419	20,959

	755,944	128,920

Net deferred tax liabilities	$27,235	$107,184

        As of March 31, 2011, the Company has federal and state net operating loss carryforwards of $886,843 expiring in various years through 2031. The Company also has a foreign net operating loss carryforward of $351 for which a valuation allowance has been established. There was a change in total valuation allowance for fiscal 2011 in the amount of $383.

        Net income taxes paid during the fiscal years ended March 31, 2011, 2010 and 2009 were $3,688, $27,990 and $28,713, respectively.

        We have been granted an income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holiday expires in November 2014. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiary in Thailand was approximately $1,843 or $0.08 per diluted share in fiscal 2011, $149 or $0.01 per diluted share in fiscal 2010 and $420 or $0.03 per diluted share in fiscal 2009.

        The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2011 and 2010, the total amount of accrued income tax-related interest and penalties was $156 and $403, respectively.

        As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits was $6,934 and $4,434, respectively, of which $5,151 and $3,331, respectively, would impact the effective rate, if

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. INCOME TAXES (Continued)

recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $0 in the next 12 months.

        As of March 31, 2011, the Company was subject to examination in one state jurisdiction for the fiscal years ended March 31, 2007 through March 31, 2009. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the year ending December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

        With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

        During the fiscal years ended March 31, 2011, 2010 and 2009, the Company added $23, $143 and $490 of interest and penalties related to activity for identified uncertain tax positions, respectively.

        A reconciliation of the liability for uncertain tax positions for the fiscal years ended March 31, 2011 and 2010 follows:

Ending Balance—March 31, 2009	$2,936
Additions for tax positions related to the current year	1,655
Additions for tax positions of prior years	153
Reductions for tax positions of prior years	(4)
Reductions as a result of a lapse of statute of limitations	(571)
Settlements	—

Ending Balance—March 31, 2010	4,169
Additions for tax positions related to the current year	517
Additions for tax positions of prior years	629
Additions for the acquisition of Vought	5,151
Reductions for tax positions of prior years	(2,502)
Reductions as a result of a lapse of statute of limitations	—
Settlements	(1,027)

Ending Balance—March 31, 2011	$6,937

13. STOCKHOLDERS' EQUITY

        During February 2008, the Company exercised existing authority to make stock repurchases and repurchased 220,000 shares of its outstanding shares under the program for an aggregate consideration of $12,342, funded by borrowings under the Company's Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 9, 2011, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

13. STOCKHOLDERS' EQUITY (Continued)

to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

        In June 2010, the Company issued 7,496,165 shares of common stock as partial consideration for the acquisition of Vought (see Note 3).

        The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

        The Company has preferred stock of $.01 par value, 250,000 shares authorized. At March 31, 2011 and 2010, no shares of preferred stock were outstanding.

Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income are as follows:

	March 31,
	2011	2010
Pension and postretirement adjustments, net of income taxes of $(68,955) and $1,336, respectively	$112,506	$(2,274)
Unrealized losses on interest rate swap, net of income taxes of $142 and $834, respectively	(232)	(1,420)
Foreign currency translation adjustments	8,197	4,399

	$120,471	$705

14. EARNINGS PER SHARE

        The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2011	2010	2009
	(thousands)
Weighted-average common shares outstanding—basic	22,503	16,459	16,384
Net effect of dilutive stock options and nonvested stock	220	207	200
Net effect of convertible debt	1,021	—	—

Weighted-average common shares outstanding—diluted	23,744	16,666	16,584

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS

        The Company adopted Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (codified in Subtopic 715-60) on April 1, 2008, and recognized a cumulative effect of a change in accounting of $2,991, net of an income tax benefit of $1,756. The projected benefit obligation, recognized interest cost, and paid benefits for the years ended March 31, 2011, 2010 and 2009, respectively, are included in the pension benefits tables below.

Defined Contribution Pension Plan

        The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 60% of the first 6% of compensation contributed by the participant, calculated as 100% of the first 2% contributed, plus 40% of the next 4% contributed. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $22,853, $5,568 and $5,648 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

        The Company sponsors several defined benefit pension plans covering some of its employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from us.

        In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2011. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.

        The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        In accordance with the Compensation—Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the March 31, 2011, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan's assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

        The following table sets forth the Company's consolidated defined benefit pension plans for its union employees and its SERP as of March 31, 2011 and 2010, and the amounts recorded in the consolidated balance sheets at March 31, 2011 and 2010. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the qualified and nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2011	2010	2011	2010
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$16,725	$14,667	$—	$—
Acquisition of Vought	1,995,620	—	398,549	—
Service cost	17,020	16	3,115	—
Interest cost	93,162	1,058	16,672	—
Actuarial loss	84,586	1,433	7,297	—
Plan amendments	(86,243)	—	(27,177)	—
Participant contributions	—	—	3,736	—
Benefits paid	(98,309)	(449)	(32,366)	—

Projected benefit obligation at end of year	$2,022,561	$16,725	$369,826	$—

Accumulated benefit obligation at end of year	$1,949,459	$16,725	$369,826	$—

Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	5.58%	6.00%	5.25%	N/A
Rate of compensation increase	0 - 3.50%	N/A	N/A	N/A

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2011	2010	2011	2010
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$7,304	$4,620	$—	$—
Acquisition of Vought	1,360,211	—	—	—
Actual return on plan assets	255,279	1,638	—	—
Participant contributions	—	—	3,736
Company contributions	135,107	1,654	28,630	—
Benefits paid	(98,309)	(608)	(32,366)	—

Fair value of plan assets at end of year	$1,659,592	$7,304	$—	$—

Funded status (underfunded)
Funded status	$(362,969)	$(9,421)	$(369,826)	$—

Reconciliation of amounts recognized in the consolidated balance sheets
Accrued benefit liability—current	$(3,931)	$(3,266)	$(35,456)	$—
Accrued benefit liability—noncurrent	(359,038)	(6,155)	(334,370)	—

Net amount recognized	$(362,969)	$(9,421)	$(369,826)	$—

Prior service costs	$(87,475)	$399	$(26,800)	$—
Actuarial (gains) losses	(74,483)	3,211	7,297	—
Income tax benefits related to above items	61,544	(1,336)	7,411	—

Unamortized benefit plan (gains) costs	$(100,414)	$2,274	$(12,092)	$—

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit cost for fiscal years 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Components of net periodic pension cost
Service cost	$17,020	$81	$82	$3,115	$—	$—
Interest cost	93,162	1,058	958	16,672	—	—
Expected return on plan assets	(93,121)	(439)	(512)	—	—	—
Amortization of prior service cost	1,631	165	519	(377)	—	—
Amortization of net loss	123	137	84	—	—	—

Total net periodic benefit cost	$18,815	$1,002	$1,131	$19,410	$—	$—

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	6.00%	7.25%	6.25%	5.58%	N/A	N/A
Expected long-term rate on assets	8.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	0 - 3.50%	N/A	N/A	N/A	N/A	N/A

        The discount rate is determined annually as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. At the end of each year, the discount rate is primarily determined using the results of bond yield curve models based on a portfolio of high-quality bonds matching notional cash inflows with the expected benefit payments for each significant benefit plan.

        The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

  •
  In October 2010, the Company's largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provided for an increase in the pension benefits payable to covered employees who retire on or after November 1, 2010. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of October 2010, which resulted in a $31.8 million increase in the projected benefit obligation.

  •
  In February 2011, the Company announced an amendment to the medical plans of its non-represented participants. The amendment eliminates pre-Medicare health coverage for all active and retired participants beginning in 2014. Those changes resulted in a reduction to the accumulated postretirement benefit obligation for the OPEB plan of $27.2 million.

  •
  In March 2011, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2012, actively employed participants through December 31, 2011 may elect a lump-sum distribution option upon retirement. Those changes resulted in a reduction to the projected and accumulated pension obligation for the plan of approximately $118.0 million.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The following table shows those amounts expected to be recognized in net period benefit costs during the fiscal year ending March 31, 2012:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2012 net periodic benefit costs
Prior service cost ($6,829 and $2,809 net of tax, respectively)	$(11,014)	$(4,530)
Actuarial loss ($71 net of tax)	114	—

Expected Pension Benefit Payments

        The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2012	$177,614	$36,375
2013	151,734	36,281
2014	148,043	34,921
2015	146,072	31,442
2016	145,323	31,310
2017 - 2021	717,940	146,588

*
Net of expected Medicare Part D subsidies of $2.4 - $2.7 million per year

Plan Assets, Investment Policy and Strategy

        The table below sets forth the Company's target asset allocation for fiscal 2012 and the actual asset allocations at March 31, 2011 and 2010.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2012	2011	2010
Equity securities	50 - 65%	58%	55%
Fixed income securities	20 - 45%	33	45
Alternative investment funds	2 - 10%	6	—
Other	0 - 5%	3	—

Total		100%	100%

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        Pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risks and to meet future obligations.

        Asset / liability studies are conducted on a regular basis to provide guidance in setting investment goals for the pension portfolio and its asset allocation. The asset allocation aims to prudently achieve a strong, risk-adjusted return while seeking to minimize funding level volatility and improve the funded status of the plans. The pension plans currently employ a liability-driven investment (LDI) approach, where assets and liabilities move in the same direction. The goal is to ease the volatility of the funding status and cover part, but not all, of the changes in liabilities. Most of the liabilities' changes are due to interest rate movements.

        To balance expected risk and return, allocation targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). Guidelines are established defining permitted investments within each asset class. Each investment manager has contractual guidelines to ensure that investments are made within the parameters of their asset class or in the case of multi-asset class managers, the parameters of their multi-asset class strategy. Certain investments are not permitted at any time including investment directly in employer securities and uncovered short sales.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The table below provides the fair values of the Company's plan assets at March 31, 2011 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 19 below for definition of levels).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$308	$146,833	$—	$147,141
Equity securities
International	150,079	—	—	150,079
US equity	6,344	—	—	6,344
US commingled fund	2,779	194,505	—	197,284
International commingled fund	696	187,146	—	187,842
Fixed income securities
Corporate bonds (S&P rating of A or higher)	—	76,032	—	76,032
Corporate bonds (S&P rating lower than A)	—	217,624	—	217,624
Government securities	—	162,972	—	162,972
Commingled fund	4,144	125,822		129,966
Mortgage-backed securities	—	57,923	—	57,923
Other fixed income	—	68,820	—	68,820
Other
Futures	10,648	—	—	10,648
Private equity and infrastructure	—	—	98,674	98,674
Real estate	—	—	51,734	51,734
Commingled fund swaps	—	143,113	—	143,113

Total investment in securities—assets	$174,998	$1,380,790	$150,408	$1,706,196

Liabilities
Cash and cash equivalents	$—	$—	$—	$—
Other investments
Futures	—	(122)	—	(122)

Total investment in securities—liabilities	$—	$(122)	$—	$(122)

Net investment in securities	$174,998	$1,380,668	$150,408	$1,706,074

Receivables				43,990
Payables				(90,472)

Total plan assets				$1,659,592

        Cash equivalents and other short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.

        Public equity securities, including common stock, are primarily valued using a market approach based on the closing fair market prices of identical or comparable instruments, in the principal market on which they are traded. Commingled equity funds are public investment vehicles valued using the net

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

asset value (NAV) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level I if traded at their NAV on a nationally recognized securities exchange or categorized as Level II if the NAV is corroborated by observable market data (e.g., purchases or sale activity).

        Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

        Other investments include the net unrealized gain/loss for the Company's futures, the fair value of the swaps, as well as private equity and real estate. Futures are financial contracts obligating the Company to purchase assets at a predetermined date and time. Swaps are an exchange of one security for another to change the maturity or the quality of the investments. These securities are valued using the most accurate pricing service. Private equity, real estate values, and infrastructure investments, which are not readily marketable, are carried at estimated fair value as determined based on an evaluation of data provided by fund managers, including valuations of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows, and market-based comparable data.

        The following table represents a rollforward of the June 16, 2010 balances (date of acquisition of Vought) and March 31, 2011 balances of our pension plan assets that are valued using Level 3 inputs:

	June 16, 2010 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2011 Balance
Private equity funds	$92,385	$(9,662)	$370	$15,581	$98,674
Real estate	46,250	—	—	5,484	51,734

Total	$138,635	$(9,662)	$370	$21,065	$150,408

Assumptions and Sensitivities

        The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high quality corporate bond yield curve. During fiscal 2011, there were interim remeasurements for certain plans. The full year weighted-average discount rates for pension and postretirement benefit plans in fiscal 2011 were 5.58% and 5.25%, respectively.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The effect of a 25 basis point change in discount rates as of March 31, 2011 is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation—March 31, 2011	*	$(48,410)	$(7,160)
Net periodic expense—fiscal year ended March 31, 2011		(440)	420
Decrease of 25 basis points
Obligation—March 31, 2011	*	$50,560	$7,420
Net periodic expense—fiscal year ended March 31, 2011		360	(410)

*
Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

        The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.5%.

        A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at March 31, 2011 was 8.00% and is assumed to decrease gradually to 4.50% by fiscal 2019 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One Percentage Point Increase	One Percentage Point Decrease
Net periodic expense (service and interest cost)	$(543)	$611
Obligation	(11,054)	12,357

Anticipated Contributions to Defined Benefit Plans

        Assuming a normal retirement age of 65, the Company expects to contribute approximately $117,900 to its pension plans and $36,375 to its OPEB during fiscal 2012. No plan assets are expected to be returned to the Company in fiscal 2012.

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

is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. There were no employee or non-employee director options granted during fiscal 2011, 2010 or 2009. The fair values relating to prior option grants were estimated using a Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company's stock and other factors, such as implied market volatility. The Company used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The Company anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.

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

        The Company recognized $3,710, $3,220 and $3,180 of share-based compensation expense during the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2011, 2010 and 2009 was $150, $1,107 and $1,048, respectively. Total share-based compensation expense was comprised of stock option expense of $0, $0 and $32 and restricted stock expense of $3,710, $3,220 and $3,148 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

        A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2011 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	250,438	$36.24
Granted	—	—
Exercised	(80,276)	35.93
Forfeited	—	—

Outstanding at March 31, 2011	170,162	$36.39	2.3 Years	$7,242

Exercisable at March 31, 2011	170,162	$36.39	2.3 Years	$7,242

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

16. STOCK COMPENSATION PLANS (Continued)

        As of March 31, 2011 and 2010, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $3,702, $737 and $927, respectively.

        At March 31, 2011 and 2010, 1,284,540 and 1,322,011 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares as of March 31, 2011 and changes during the fiscal year ended March 31, 2011, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2010	213,095	$48.87
Granted	40,243	76.37
Vested	(92,660)	48.09
Forfeited	(2,772)	50.74

Nonvested at March 31, 2011	157,906	$56.31

        The fair value of restricted stock vested during fiscal 2011 was $6,651. The tax benefit from vested restricted stock was $1,862 and $470 during fiscal 2011 and fiscal 2010, respectively. The weighted-average grant date fair value of share-based grants in fiscal 2011, 2010 and 2009 was $76.37, $40.56 and $57.19, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $2,381, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

        In April 2011, 68,324 restricted shares were granted following the determination of net earnings per share and return on net assets for fiscal 2011. Certain of these awards contain performance conditions, in addition to the standard service conditions. Expected future compensation expenses on this April 2011 grant, net of expected forfeitures, is approximately $4,063, which is expected to vest over the remaining vesting period of 2.4 years.

        During the fiscal years ended March 31, 2011, 2010 and 2009, 5,500, 5,000 and 7,800 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

17. COMMITMENTS AND CONTINGENCIES

Trade Secret Litigation over Claims of Eaton Corporation

        On July 9, 2004, Eaton Corporation and several of its subsidiaries ("Eaton") sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. The

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. COMMITMENTS AND CONTINGENCIES (Continued)

subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims, while the Company and an officer of the Company moved to dismiss for lack of personal jurisdiction. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. Eaton denied, and continues to deny, these allegations. On December 22, 2010, however, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the court's dismissal of Eaton's claims, we cannot conclude that a loss arising from Eaton's claims is probable; however, given the unusual nature and complexity of the case, we also cannot conclude that the probability of loss is remote, nor can we reasonably estimate the possible loss, or range of loss, that could be incurred by the Company if Eaton were to prevail on appeal and in the litigation that would follow. Even if Eaton were to prevail on appeal, however, we believe we have substantial defenses and would expect to defend the claims vigorously.

Sale of the Charleston 787 business

        On July 30, 2009, Vought Aircraft Industries sold the assets and operations of its 787 business conducted at North Charleston, South Carolina ("the Boeing sale agreement") to a wholly owned subsidiary of The Boeing Company ("Boeing"). Following the acquisition of Vought by the Company, Boeing has asserted various breaches to the Boeing sale agreement which include alleged losses from aircraft tooling, flawed inventory management and problems with spare parts. The Company and its counsel are continuing to obtain additional information related to the various issues asserted by Boeing. Based on the information accumulated to date, and the Company's current assessment of the probable outcome of this matter, the Company has recognized a provisional liability and an estimated indemnification asset, which resulted in a net amount of $15,000. The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of Vought, whichever is earlier.

Other

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

        The Company's risk related to pension projected obligations, $2,022,561 as of March 31, 2011, is significant. This amount is currently in excess of the related plan assets of $1,695,592. The Company's risk related to OPEB projected obligations $369,826 as of March 31, 2011, is also significant. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories,

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. COMMITMENTS AND CONTINGENCIES (Continued)

as well as limited investments in real estate and other alternative investments. The current market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements.

        Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of 2011 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

        The Company's suppliers' failure to provide acceptable raw materials, components, kits and subassemblies would adversely affect production schedules and contract profitability. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such supply base reliance. The Company is dependent on third parties for certain information technology services. To a lesser extent, the Company is also exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemical processing and freight. The Company utilizes a range of long-term agreements and strategic aggregated sourcing to optimize procurement expense and supply risk in these categories.

        In the ordinary course of business, the Company is also involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

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

        In December 2009, the Company elected to de-designate the Swap as a hedge prospectively. As a result, changes in fair value from the date of de-designation are recognized through interest expense and other in the consolidated statement of income. For the years ended March 31, 2011 and 2010, $1,951 and $298, respectively, was recognized as a reduction to interest expense and other for the change in fair value of the Swap.

        As of March 31, 2011, the total notional amount of the Company's receive-variable/pay-fixed interest rate swap was $85,000. For the year ended March 31, 2011, $2,282 of losses were reclassified into earnings from accumulated other comprehensive income.

        The fair value of the interest rate swap of $581 and $2,527 for the fiscal years ended March 31, 2011 and 2010, respectively, was included in other noncurrent liabilities.

        The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Year ended March 31,		Reclassification Adjustment Gain (Loss) Amount Year ended March 31,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2011	2010	2011	2010
Interest rate swap	Interest expense and other	$(1,188)	$(740)	$(2,282)	$(2,252)

        The amount of ineffectiveness on the interest rate swap is not significant. The Company estimates that approximately $231 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during fiscal 2012.

        During fiscal 2009, the Company entered into certain foreign currency derivative instruments that did not meet hedge accounting criteria and primarily were intended to protect against exposure related to fiscal 2009 acquisitions. The Company recognized a gain of $1,411 in fiscal 2009, which is included in interest expense and other related to these instruments. No such instruments were outstanding in fiscal 2011 or fiscal 2010.

19. FAIR VALUE MEASUREMENTS

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

        The following table provides the liabilities reported at fair value in Other noncurrent liabilities and measured on a recurring basis as of March 31, 2011:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap, net of tax of $(204)	$(377)	$—	$(377)	$—
Contingent consideration	$(2,870)	$—	$—	$(2,870)

        The fair value of the interest rate swap contract is determined using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rate. The fair value of the contingent consideration at the date of acquisition of Fabritech was $2,545 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.

        The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2011 and 2010 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements are as follows:

	March 31, 2011		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,312,004	$1,483,796	$505,780	$582,199

        The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

20. CUSTOMER CONCENTRATION

        Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 32% and 26% of total accounts receivable as of March 31, 2011 and 2010, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2011 were $1,317,398, or 45% of net sales, of which $1,226,246, $58,207 and $32,945 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2010 were $388,975, or 30% of net sales, of which $283,535, $68,668 and $36,772 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2009 were $288,048, or 23% of net sales, of which $165,003, $78,242 and $44,803 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

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

21. COLLECTIVE BARGAINING AGREEMENTS

        Approximately 29% of the Company's labor force is covered under collective bargaining agreements.

22. SEGMENTS

        Through the first quarter of fiscal 2011, the Company had been organized based on the products and services that it provided. Under this organizational structure, the Company had two reportable segments: the Aerospace Systems Group and the Aftermarket Services Group. The Company's Chief Operating Decision Maker (CODM) evaluated performance and allocated resources based upon review of segment information. The CODM utilized earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a primary measure of profitability to evaluate performance of its segments and allocate resources.

        During the second quarter of fiscal 2011, the Company implemented changes in its operating segments resulting from changes in the processes employed for allocating resources across the Company and reviewing operating results to assess performance by its CODM. These changes, which resulted in part from the acquisition of Vought, were fully implemented in the second quarter of fiscal year 2011 to align our operating and reportable segments with how we manage the business and view the markets we serve. The Company reports its financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. As required by ASC Topic 280, all prior period information has been recast to reflect the realignment of reportable segments.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SEGMENTS (Continued)

        The Aerostructures segment consists of the Company's operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment's revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment's operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.

        The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.

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

        Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments.

        The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SEGMENTS (Continued)

        Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income before interest is as follows:

	Year Ended March 31,
	2011	2010	2009
Net sales:
Aerostructures	$2,126,040	$605,423	$523,526
Aerospace systems	513,435	473,409	469,995
Aftermarket services	272,728	224,663	254,638
Elimination of inter-segment sales	(6,855)	(8,715)	(7,781)

	$2,905,348	$1,294,780	$1,240,378

Income before income taxes:
Operating income (loss):
Aerostructures	$267,783	$102,271	$99,224
Aerospace systems	75,292	68,069	68,782
Aftermarket services	28,774	11,226	10,876
Corporate	(57,813)	(26,285)	(26,968)

	314,036	155,281	151,914
Interest expense and other	79,559	28,865	16,929
Gain on early extinguishment of debt	—	(39)	(880)

	$234,477	$126,455	$135,865

Depreciation and amortization:
Aerostructures	$69,451	$24,025	$19,478
Aerospace systems	17,183	16,804	15,306
Aftermarket services	11,101	12,855	13,515
Corporate	1,922	734	312

	$99,657	$54,418	$48,611

Amortization of acquired contract liabilities, net:
Aerostructures	$29,214	$—	$—
EBITDA:
Aerostructures	$308,020	$126,296	$118,702
Aerospace systems	92,475	84,873	84,088
Aftermarket services	39,875	24,081	24,391
Corporate	(55,891)	(25,551)	(26,656)

	$384,479	$209,699	$200,525

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

22. SEGMENTS (Continued)

	Year Ended March 31,
	2011	2010	2009
Capital expenditures:
Aerostructures	$57,390	$9,107	$24,442
Aerospace systems	11,534	11,136	10,176
Aftermarket services	4,656	3,895	8,804
Corporate	16,445	7,527	1,999

	$90,025	$31,665	$45,421

	March 31,
	2011	2010
Total Assets:
Aerostructures	$3,574,294	$648,953
Aerospace systems	564,235	550,006
Aftermarket services	307,413	300,777
Corporate	19,721	187,791
Discontinued operations	4,574	5,051

	$4,470,237	$1,692,578

        During fiscal years 2011, 2010 and 2009, the Company had foreign sales of $394,827, $255,975 and $266,646, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States.

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

        The Company's 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the "Non-Guarantor Subsidiaries") are: (a) the receivables securitization special purpose entity, and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2011 and 2010, statements of operations for the fiscal years ended March 31, 2011, 2010 and 2009, and statements of cash flows for the fiscal years ended March 31, 2011, 2010 and 2009.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$17,270	$1,753	$20,305	$—	$39,328
Trade and other receivables, net	—	150,126	219,365	—	369,491
Inventories	—	750,311	31,403	—	781,714
Rotable assets	—	22,032	4,575	—	26,607
Assets held for sale	—	4,574	—	—	4,574
Prepaid expenses and other	7,514	9,967	660	—	18,141

Total current assets	24,784	938,763	276,308	—	1,239,855
Property and equipment, net	38,028	680,929	15,922	—	734,879
Goodwill and other intangible assets, net	1,677	2,351,696	51,788	—	2,405,161
Other, net	36,767	53,330	245	—	90,342
Intercompany investments and advances	673,212	65,510	4,199	(742,921)	—

Total assets	$774,468	$4,090,228	$348,462	$(742,921)	$4,470,237

Current liabilities:
Current portion of long-term debt	$180,669	$17,177	$102,406	$—	$300,252
Accounts payable	4,259	247,002	11,455	—	262,716
Accrued expenses	44,887	264,518	10,949	—	320,354
Deferred income taxes	—	78,793	—	—	78,793
Liabilities related to assets held for sale	—	431	—	—	431

Total current liabilities	229,815	607,921	124,810	—	962,546
Long-term debt, less current portion	955,009	56,743	—	—	1,011,752
Intercompany debt	(2,060,150)	1,916,421	143,729	—	—
Accrued pension and other postretirement benefits, noncurrent	—	680,754	—	—	680,754
Deferred income taxes and other	17,577	166,807	(1,416)	—	182,968
Total stockholders' equity	1,632,217	661,582	81,339	(742,921)	1,632,217

Total liabilities and stockholders' equity	$774,468	$4,090,228	$348,462	$(742,921)	$4,470,237

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$148,437	$1,712	$7,069	$—	$157,218
Trade and other receivables, net	1,571	29,995	182,931	—	214,497
Inventories	—	322,256	28,609	—	350,865
Rotable assets	—	22,456	3,131	—	25,587
Assets held for sale	—	5,051	—	—	5,051
Prepaid expenses and other	12,728	5,176	551	—	18,455

Total current assets	162,736	386,646	222,291	—	771,673
Property and equipment, net	9,854	302,628	16,212	—	328,694
Goodwill and other intangible assets, net	—	525,541	48,278	—	573,819
Other, net	16,489	1,690	213	—	18,392
Intercompany investments and advances	410,733	(1,563)	2,853	(412,023)	—

Total assets	$599,812	$1,214,942	$289,847	$(412,023)	$1,692,578

Current liabilities:
Current portion of long-term debt	$469	$14,915	$76,545	$—	$91,929
Accounts payable	2,560	83,878	6,414	—	92,852
Accrued expenses	32,208	60,524	5,850	—	98,582
Liabilities related to assets held for sale	—	899	—	—	899

Total current liabilities	35,237	160,216	88,809	—	284,262
Long-term debt, less current portion	342,550	71,301	—	—	413,851
Intercompany debt	(771,776)	636,409	135,367	—	—
Accrued pension and other postretirement benefits, noncurrent	—	1,397	—	—	1,397
Deferred income taxes and other	133,115	571	(1,304)	—	132,382
Total stockholders' equity	860,686	345,048	66,975	(412,023)	860,686

Total liabilities and stockholders' equity	$599,812	$1,214,942	$289,847	$(412,023)	$1,692,578

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,813,506	$97,630	$(5,788)	$2,905,348
Operating costs and expenses:
Cost of sales	—	2,169,678	67,974	(5,788)	2,231,864
Selling, general and administrative	34,989	189,486	14,414	—	238,889
Acquisition-related	20,902	—	—	—	20,902
Depreciation and amortization	1,922	94,235	3,500	—	99,657

	57,813	2,453,399	85,888	(5,788)	2,591,312

Operating (loss) income	(57,813)	360,107	11,742	—	314,036
Intercompany interest and charges	(163,530)	160,290	3,240	—	—
Interest expense and other	74,343	8,292	(3,076)	—	79,559

Income from continuing operations, before income taxes	31,374	191,525	11,578	—	234,477
Income tax expense	11,758	69,121	1,187	—	82,066

Income from continuing operations	19,616	122,404	10,391	—	152,411
Loss on discontinued operations, net	—	(2,512)	—	—	(2,512)

Net income	$19,616	$119,892	$10,391	$—	$149,899

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

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,616	$119,892	$10,391	$—	$149,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities	34,398	(14,850)	(27,143)	—	(7,595)

Net cash provided by (used in) operating activities	54,014	105,042	(16,752)	—	142,304
Capital expenditures	(16,445)	(72,237)	(1,343)	—	(90,025)
Proceeds from sale of assets and businesses	—	4,156	57	—	4,213
Cash used for businesses and intangible assets acquired	—	(346,362)	(1,550)	—	(347,912)

Net cash used in investing activities	(16,445)	(414,443)	(2,836)	—	(433,724)
Net decrease in revolving credit facility	85,000	—	—	—	85,000
Proceeds on issuance of debt	695,695	10	150,400	—	846,105
Retirements and repayments of debt	(593,104)	(12,627)	(125,437)	—	(731,168)
Payments of deferred financing costs	(22,790)	—	—	—	(22,790)
Dividends paid	(3,574)	—	—	—	(3,574)
Repayment of governmental grant	—	(1,695)	—	—	(1,695)
Repurchase of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	3,034	—	—	—	3,034
Intercompany financing and advances	(331,136)	323,754	7,382	—	—

Net cash (used in) provided by financing activities	(168,736)	309,442	32,345	—	173,051

Effect of exchange rate changes on cash and cash equivalents	—	—	479	—	479

Net change in cash and cash equivalents	(131,167)	41	13,236	—	(117,890)
Cash and cash equivalents at beginning of year	148,437	1,712	7,069	—	157,218

Cash and cash equivalents at end of year	$17,270	$1,753	$20,305	$—	$39,328

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$28,538	$34,386	$4,838	$—	$67,762
Adjustments to reconcile net income to net cash provided by operating activities	23,247	73,207	5,432	—	101,886

Net cash provided by operating activities	51,785	107,593	10,270	—	169,648
Capital expenditures	(1,815)	(22,900)	(6,950)	—	(31,665)
Proceeds from sale of assets and businesses	—	614	1	—	615
Cash used for businesses and intangible assets acquired	—	(27,674)	(3,819)	—	(31,493)

Net cash used in investing activities	(1,815)	(49,960)	(10,768)	—	(62,543)
Net decrease in revolving credit facility	(127,730)	—	—	—	(127,730)
Proceeds on issuance of debt	172,477	14,453	—	—	186,930
Retirements and repayments of debt	(4,446)	(9,262)	(103)	—	(13,811)
Payments of deferred financing costs	(8,344)	—	—	—	(8,344)
Dividends paid	(2,666)	—	—	—	(2,666)
Withholding of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	1,367	—	—	—	1,367
Intercompany financing and advances	64,458	(66,569)	2,111	—	—

Net cash provided by (used in) financing activities	94,646	(61,378)	2,008	—	35,276

Effect of exchange rate changes on cash and cash equivalents	—	—	359	—	359

Net change in cash and cash equivalents	144,616	(3,745)	1,869	—	142,740
Cash and cash equivalents at beginning of year	3,821	5,457	5,200	—	14,478

Cash and cash equivalents at end of year	$148,437	$1,712	$7,069	$—	$157,218

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

23. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$32,613	$50,173	$5,210	$—	$87,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities	24,796	27,780	(5,575)	—	47,001

Net cash provided by (used in) operating activities	57,409	77,953	(365)	—	134,997
Capital expenditures	(1,999)	(42,274)	(1,148)	—	(45,421)
Proceeds from sale of assets and businesses	—	878	3	—	881
Cash used for businesses and intangible assets acquired	—	(102,297)	(38,776)	—	(141,073)

Net cash used in investing activities	(1,999)	(143,693)	(39,921)	—	(185,613)
Net decrease in revolving credit facility	(66,020)	—	—	—	(66,020)
Proceeds on issuance of debt	1,400	60,616	75,000	—	137,016
Retirements and repayments of debt	(15,494)	(1,027)	—	—	(16,521)
Payments of deferred financing costs	(1,187)	—	—	—	(1,187)
Dividends paid	(2,652)	—	—	—	(2,652)
Proceeds from exercise of stock options, including excess tax benefit	1,474	—	—	—	1,474
Intercompany financing and advances	23,810	11,207	(35,017)	—	—

Net cash (used in) provided by financing activities	(58,669)	70,796	39,983	—	52,110

Effect of exchange rate changes on cash and cash equivalents	—	—	(754)	—	(754)

Net change in cash and cash equivalents	(3,259)	5,056	(1,057)	—	740
Cash and cash equivalents at beginning of year	7,080	401	6,257	—	13,738

Cash and cash equivalents at end of year	$3,821	$5,457	$5,200	$—	$14,478

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

24. RELATED PARTY TRANSACTIONS

        The Company has commercial relationships with Wesco Aircraft Hardware Corp ("Wesco") and Sequa Corporation ("Sequa"). Wesco is a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to the Company pursuant to long-term contracts. Sequa is a diversified aerospace and industrial company comprised of six businesses with leading positions in niche markets. The Carlyle Group owns a majority stake in both Wesco and Sequa and is the Company's largest stockholder since the acquisition of Vought. The Carlyle Group may indirectly benefit from its economic interests in Wesco and Sequa from its contractual relationships with the Company. The total amounts paid to Wesco and Sequa pursuant to the Company's respective contracts for the fiscal year ended March 31, 2011 were approximately $35,504 and $285, respectively. The Company also had net sales to Sequa of $5,639 for the fiscal year ended March 31, 2011. As of March 31, 2011, the Company had accounts payable to Wesco and Sequa of $3,842 and $23, respectively, as well as accounts receivable of $467 from Sequa.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2011				Fiscal 2010
	June 30(4)(5)	Sept. 30(5)	Dec. 31(5)	Mar. 31(5)	June 30	Sept. 30	Dec. 31	Mar. 31
BUSINESS SEGMENT SALES
Aerostructures	$230,476	$578,559	$613,544	$703,461	$142,430	$139,570	$152,440	$170,983
Aerospace Systems	117,433	123,500	124,693	147,809	119,019	117,984	111,769	124,637
Aftermarket Services	59,797	68,686	74,709	69,536	57,784	57,313	51,409	58,157
Inter-segment Elimination	(1,356)	(1,686)	(2,093)	(1,720)	(3,103)	(1,728)	(2,088)	(1,796)

TOTAL SALES	$406,350	$769,059	$810,853	$919,086	$316,130	$313,139	$313,530	$351,981

GROSS PROFIT(1)	$98,425	$157,427	$163,300	$191,840	$83,030	$80,837	$75,758	$92,810

OPERATING INCOME
Aerostructures	$36,067	$69,964	$70,606	$91,146	$23,506	$20,262	$24,201	$34,302
Aerospace Systems	18,348	17,149	17,436	22,359	18,339	18,824	14,889	16,017
Aftermarket Services	4,121	8,163	9,494	6,996	2,423	3,481	1,390	3,932
Corporate	(25,686)	(9,159)	(10,877)	(12,091)	(6,398)	(5,439)	(7,542)	(6,906)

TOTAL OPERATING INCOME	$32,850	$86,117	$86,659	$108,410	$37,870	$37,128	32,938	$47,345

INCOME (LOSS) FROM
Continuing Operations	$11,580	$41,821	$44,980	$54,030	$21,521	$20,718	$18,053	$24,996
Discontinued Operations	(208)	(281)	(336)	(1,687)	(3,482)	(1,267)	(12,453)	(324)

NET INCOME	$11,372	$41,540	$44,644	$52,343	$18,039	$19,451	$5,600	$24,672

Basic Earnings (Loss) per share(2)
Continuing Operations	$0.65	$1.74	$1.87	$2.24	$1.31	$1.26	$1.10	$1.52
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.07)	(0.21)	(0.08)	(0.76)	(0.02)

Net Income	$0.64	$1.73	$1.85 *	$2.17	$1.10	$1.18	$0.34	$1.50

Diluted Earnings (Loss) per share(2)(3)
Continuing Operations	$0.62	$1.67	$1.77	$2.11	$1.30	$1.25	$1.08	$1.49
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.07)	(0.21)	(0.08)	(0.75)	(0.02)

Net Income	$0.61	$1.66	$1.75 *	$2.04	$1.09	$1.17	$0.34 *	$1.47

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

(4)
Includes the results of Vought from June 16, 2010 through June 30, 2010.

(5)
Includes acquisition and integration expenses of $17,367, $1,283, $1,000 and $1,252, respectively.

TRIUMPH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

26. SUBSEQUENT EVENTS

        On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850,000, with a $50,000 accordion feature, from $535,000, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished the Term Loan at face value of $350,000, plus accrued interest. The Company expects to record a pretax loss of approximately $7,700 associated with these transactions during the first quarter of fiscal 2012 due to the write-off of our unamortized discounts and deferred financing fees on the Term Loan.

        In March 2011, the Company received notice of conversion from holders of $27,903 in principal value of the Notes. These conversions were settled in the first quarter of fiscal 2012 with the principal and accrued but unpaid interest settled in cash and the conversion benefit settled through the issuance of 182,673 shares.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2011:
Allowance for doubtful accounts receivable	$4,276	152	16	(1,248)	$3,196
For year ended March 31, 2010:
Allowance for doubtful accounts receivable	$5,641	773	699	(2,837)	$4,276
For year ended March 31, 2009:
Allowance for doubtful accounts receivable	$4,723	2,406	246	(1,734)	$5,641

(1)
Additions consist of trade and other receivable recoveries, miscellaneous adjustments and amounts recorded in conjunction with the acquisitions of Fabritech, DCL, Merritt, Saygrove, KA, and Mexmil.

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

        As of March 31, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

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

        Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2011.

        Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited the Company's effectiveness of Triumph's internal control over financial reporting. This report appears on page 137.

/s/ RICHARD C. ILL Richard C. Ill Chairman and Chief Executive Officer
/s/ M. DAVID KORNBLATT M. David Kornblatt Executive Vice President, Chief Financial Officer & Treasurer
/s/ KEVIN E. KINDIG Kevin E. Kindig Vice President and Controller

May 17, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

        We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011 of Triumph Group, Inc. and our report dated May 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 17, 2011

Changes in Internal Control Over Financial Reporting

        In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

        We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2011 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2011 Proxy Statement.

Code of Business Conduct

        The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2011 Proxy Statement.

Stockholder Nominations

        The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2011 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2011 Proxy Statement.

Item 11.    Executive Compensation

        The information required regarding executive compensation is incorporated herein by reference to the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the 2011 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a) Financial Statements

        (1) The following consolidated financial statements are included in Item 8 of this report:

        (2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	134

        All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

        (3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(14)
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)

Exhibit Number		Description
3.2		Bylaws of Triumph Group, Inc.(2)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(15)
4.6		Form of 8% Senior Subordinated Notes due 2017.(15)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(15)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(16)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(16)
10.1		Amended and Restated Directors' Stock Incentive Plan.(4)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3	#	2004 Stock Incentive Plan.(5)
10.4
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
10.5	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.8	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11	#	Restricted Stock Award Agreement for M. David Kornblatt.(13)

Exhibit Number		Description
10.12		Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(8)
10.13
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C.(14)
10.14
Form of Amended and Restated Credit Agreement, dated as of April 5, 2011, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as Syndication Agents, U.S. Bank National Association, Sovereign Bank, Manufacturers and Traders Trust Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Documentation Agents.(7)
10.15
Guarantee and Collateral Agreement, dated as of June 16, 2010, made by Triumph Group, Inc. in favor of PNC Bank, National Association, as Administrative and Collateral Agent for the other Secured Parties.(16)
10.16		Intercreditor Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., PNC Bank National Association and Royal Bank of Canada.(16)
10.17
First Amendment to the May 10, 2010 Credit Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., PNC Bank, National Association, as Administrative Agent, Sovereign Bank, as Documentation Agent, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Syndication Agents, and JPMorgan Chase Bank, N.A., Royal Bank of Canada, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.(16)
10.18
Credit Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., Royal Bank of Canada as Administrative Agent, RBC Capital Markets as Lead Arranger, RBC Capital Markets, PNC Bank, National Association and Citizens Bank of Pennsylvania as Joint Bookrunners, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Documentation Agents and PNC Bank, National Association, as Syndication Agent.(16)
10.19		Guarantee and Collateral Agreement, dated as of June 16, 2010, made by Triumph Group, Inc. in favor of Royal Bank of Canada, as Administrative Agent.(16)
10.20
Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(17)
10.21		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(18)
10.22	*#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.

Exhibit Number		Description
10.23	*#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.
10.24	*#	Change of Control Employment Agreement with Jeffry Frisby.
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and 2010; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2011, 2010 and 2009; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2011, 2010 and 2009; and (vi) Notes to the Consolidated Financial Statements.

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

(4)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2010.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

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

(15)
Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(16)
Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(17)
Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(18)
Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2010.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
Dated: May 17, 2011	By:	/s/ RICHARD C. ILL Richard C. Ill Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. ILL Richard C. Ill	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2011
/s/ M. DAVID KORNBLATT M. David Kornblatt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 17, 2011
/s/ KEVIN E. KINDIG Kevin E. Kindig	Vice President and Controller (Principal Accounting Officer)	May 17, 2011
Paul Bourgon	Director	May 17, 2011
/s/ ELMER L. DOTY Elmer L. Doty	Director	May 17, 2011
/s/ RALPH E. EBERHART Ralph E. Eberhart	Director	May 17, 2011
/s/ RICHARD C. GOZON Richard C. Gozon	Director	May 17, 2011
/s/ CLAUDE F. KRONK Claude F. Kronk	Director	May 17, 2011
/s/ ADAM J. PALMER Adam J. Palmer	Director	May 17, 2011
/s/ GEORGE SIMPSON George Simpson	Director	May 17, 2011
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	May 17, 2011

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(14)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2		Bylaws of Triumph Group, Inc.(2)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(15)
4.6		Form of 8% Senior Subordinated Notes due 2017.(15)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(15)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(16)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(16)
10.1		Amended and Restated Directors' Stock Incentive Plan.(4)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3	#	2004 Stock Incentive Plan.(5)
10.4
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
10.5	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)

Exhibit Number		Description
10.8	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.10	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11	#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
10.12
Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(8)
10.13
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle—Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle—Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle—Aerostructures International Partners, L.P., Carlyle—Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle—Aerostructures Management, L.P., Carlyle—Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C.(14)
10.14
Form of Amended and Restated Credit Agreement, dated as of April 5, 2011, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as Syndication Agents, U.S. Bank National Association, Sovereign Bank, Manufacturers and Traders Trust Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Documentation Agents.(7)
10.15
Guarantee and Collateral Agreement, dated as of June 16, 2010, made by Triumph Group, Inc. in favor of PNC Bank, National Association, as Administrative and Collateral Agent for the other Secured Parties.(16)
10.16		Intercreditor Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., PNC Bank National Association and Royal Bank of Canada.(16)
10.17
First Amendment to the May 10, 2010 Credit Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., PNC Bank, National Association, as Administrative Agent, Sovereign Bank, as Documentation Agent, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Syndication Agents, and JPMorgan Chase Bank, N.A., Royal Bank of Canada, Branch Bank & Trust Company and Manufacturers and Traders Trust Company, in their capacity as managing agents for the Banks.(16)
10.18
Credit Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., Royal Bank of Canada as Administrative Agent, RBC Capital Markets as Lead Arranger, RBC Capital Markets, PNC Bank, National Association and Citizens Bank of Pennsylvania as Joint Bookrunners, Citizens Bank of Pennsylvania and U.S. Bank National Association, as Documentation Agents and PNC Bank, National Association, as Syndication Agent.(16)
10.19		Guarantee and Collateral Agreement, dated as of June 16, 2010, made by Triumph Group, Inc. in favor of Royal Bank of Canada, as Administrative Agent.(16)

Exhibit Number		Description
10.20		Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(17)
10.21		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(18)
10.22	*#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.
10.23	*#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.
10.24	*#	Change of Control Employment Agreement with Jeffry Frisby.
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and 2010; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2011, 2010 and 2009; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2011, 2010 and 2009; and (vi) Notes to the Consolidated Financial Statements.

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

(4)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)
Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)
Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2010.

(7)
Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

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

(15)
Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(16)
Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(17)
Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(18)
Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2010.

*
Filed herewith.

#
Compensation plans and arrangements for executives and others.