Form 10-Q
period 2011-06-30
TRIUMPH GROUP INC
filed 2011-08-08
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                    to

Commission File Number:   1-12235

TRIUMPH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 Cassatt Road, Suite 210, Berwyn, PA	19312
(Address of principal executive offices)	(Zip Code)

(610) 251-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Common Stock, par value $0.001 per share, 49,049,443 shares outstanding as of August 3, 2011.

TRIUMPH GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements.

Triumph Group, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,425	$39,328
Trade and other receivables, less allowance for doubtful accounts of $2,973 and $3,196	386,613	374,491
Inventories, net of unliquidated progress payments of $159,214 and $138,206	742,390	781,714
Rotable assets	31,299	26,607
Prepaid and other current assets	18,106	18,141
Assets held for sale	4,439	4,574
Total current assets	1,219,272	1,244,855
Property and equipment, net	727,935	734,879
Goodwill	1,532,663	1,530,580
Intangible assets, net	851,260	859,620
Deferred income taxes, noncurrent	56,837	54,539
Other, net	34,339	38,764
Total assets	$4,422,306	$4,463,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$170,135	$300,252
Accounts payable	270,482	262,716
Accrued expenses	295,701	313,354
Deferred income taxes	105,799	78,793
Liabilities related to assets held for sale	856	431
Total current liabilities	842,973	955,546
Long-term debt, less current portion	1,068,459	1,011,752
Accrued pension and other postretirement benefits, noncurrent	647,381	680,754
Other noncurrent liabilities	172,340	180,462
Temporary equity	1,079	2,506
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 49,193,880 and 48,690,606 shares issued; 49,035,604 and 48,513,422 outstanding	49	49
Capital in excess of par value	826,115	819,197
Treasury stock, at cost, 158,276 and 177,184 shares	(4,614)	(5,085)
Accumulated other comprehensive income	122,014	120,471
Retained earnings	746,510	697,585
Total stockholders’ equity	1,690,074	1,632,217
Total liabilities and stockholders’ equity	$4,422,306	$4,463,237

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010

Net sales	$845,063	$407,209
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	648,791	297,856
Selling, general and administrative	60,965	43,480
Acquisition and integration expense	460	17,367
Depreciation and amortization	29,467	15,656
	739,683	374,359

Operating income	105,380	32,850
Interest expense and other	26,462	11,791
Income from continuing operations before income taxes	78,918	21,059
Income tax expense	28,014	9,479
Income from continuing operations	50,904	11,580
Loss from discontinued operations, net	(689)	(208)
Net income	$50,215	$11,372

Earnings per share—basic:
Income from continuing operations	$1.05	$0.33
Loss from discontinued operations, net	(0.01)	(0.01)
Net income	$1.04	$0.32

Weighted-average common shares outstanding—basic	48,466	35,507
Earnings per share—diluted:
Income from continuing operations	$0.99	$0.31
Loss from discontinued operations, net	(0.01)	(0.01)
Net income	$0.98	$0.30

Weighted-average common shares outstanding—diluted	51,299	37,463

Dividends declared and paid per common share	$0.02	$0.02

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010

Operating Activities
Net income	$50,215	$11,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,467	15,656
Amortization of acquired contract liabilities	(7,740)	(859)
Accretion of debt discount	3,069	1,664
Other amortization included in interest expense	7,061	753
Provision for doubtful accounts receivable	381	(142)
Provision for deferred income taxes	26,210	487
Employee stock-based compensation	1,198	641
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(12,374)	34,370
Rotable assets	(4,692)	(606)
Inventories	39,155	(11,713)
Prepaid expenses and other current assets	424	454
Accounts payable, accrued expenses and other current liabilities	(5,418)	(34,804)
Accrued pension and other postretirement benefits	(37,846)	—
Changes in discontinued operations	556	(123)
Other	1,585	5,515
Net cash provided by operating activities	91,251	22,665
Investing Activities
Capital expenditures	(15,664)	(16,940)
Proceeds from sale of assets	2,768	210
Acquisitions, net of cash acquired	(800)	(333,228)
Net cash used in investing activities	(13,696)	(349,958)
Financing Activities
Net increase in revolving credit facility	269,695	85,000
Proceeds from issuance of long-term debt	50,000	740,705
Repayment of debt and capital lease obligations	(395,791)	(595,389)
Payment of deferred financing costs	(3,870)	(22,171)
Dividends paid	(981)	(668)
Repurchase of restricted shares for minimum tax obligation	(482)	(1,803)
Proceeds from exercise of stock options, including excess tax benefit of $0 and $183 in fiscal 2012 and 2011	644	645
Net cash (used in) provided by financing activities	(80,785)	206,319
Effect of exchange rate changes on cash	327	(538)

Net change in cash	(2,903)	(121,512)
Cash at beginning of period	39,328	157,218

Cash at end of period	$36,425	$35,706

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010

Net income	$50,215	$11,372
Other comprehensive income (loss):
Foreign currency translation adjustment	2,009	(3,323)
Pension and postretirement adjustments, net of income taxes of $427	(698)	—
Unrealized gain on cash flow hedge, net of tax of $88 and $132	232	297
Total other comprehensive income (loss)	1,543	(3,026)

Total comprehensive income	$51,758	$8,346

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2011 audited consolidated financial statements and notes thereto, which are included in the May 2011 Form 10-K.

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

On June 9, 2011, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock. The stock split resulted in the issuance of one additional share for each share owned. The stock split was paid on July 14, 2011, to stockholders of record at the close of business on June 22, 2011. Additionally, the Board of Directors approved a 100% increase in the quarterly cash dividend rate on the Company’s common stock to $0.04 per common share from $0.02 per common share on a post-split basis. All share and per share information included in this report has been retroactively adjusted to reflect the impact of the stock split.

Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the completion of the measurement period adjustments for the acquisition of Vought Aircraft Industries, Inc. (“Vought”) (Note 3) and the effect of the two-for-one stock split announced by the Company in June 2011.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the three months ended June 30, 2011 and 2010, the Company recognized $7,740 and $859, respectively, into net sales in the accompanying consolidated statements of income.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Aftermarket Services Group provides repair and overhaul services, a small portion of which services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customers’ fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 38% and 32% of total trade accounts receivable as of June 30, 2011 and March 31, 2011, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the three months ended June 30, 2011 were $401,021, or 47% of net sales, of which $378,750, $15,804 and $6,467 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2010 were $149,297, or 37% of net sales, of which $127,016, $14,249 and $8,032 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.  No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant.  Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was $1,198 and $641, respectively. The benefits of tax deductions in excess of recognized compensation expense were $0 and $183 for the three months ended June 30, 2011 and 2010, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	June 30, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4 years	$456,387	$(48,043)	$408,344
Product rights and licenses	12.0 years	73,739	(57,523)	16,216
Non-compete agreements and other	12.7 years	13,239	(11,539)	1,700
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$968,365	$(117,105)	$851,260

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	March 31, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4 years	$456,282	$(40,657)	$415,625
Product rights and licenses	12.0 years	73,739	(56,640)	17,099
Non-compete agreements and other	12.7 years	13,239	(11,343)	1,896
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$968,260	$(108,640)	$859,620

Amortization expense for the three months ended June 30, 2011 and 2010 was $8,449 and $4,280, respectively.

Supplemental Cash Flow Information

The Company paid $633 and $685 for income taxes, net of refunds received for the three months ended June 30, 2011 and 2010, respectively. The Company made interest payments of $18,886 and $25,481 for the three months ended June 30, 2011 and 2010, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3) during the three months ended June 30, 2010.

During the three months ended June 30, 2011 and 2010, the Company financed $19 and $6,804 of property and equipment additions through capital leases, respectively. During the three months ended June 30, 2011, the Company issued 366,626 shares in connection with certain redemptions of our convertible senior subordinated notes (Note 6). During the three months ended June 30, 2010, the Company issued 14,992,330 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3).

3.  ACQUISITIONS

Vought Aircraft Industries, Inc.

On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures-Vought Commercial Division, Triumph Aerostructures-Vought Integrated Programs Division, and Triumph Structures — Everett, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

3.  ACQUISITIONS (Continued)

Recording of assets acquired and liabilities assumed: The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Vought:

June 16, 2010
Cash	$214,833
Trade and other receivables	165,789
Inventory	410,279
Prepaid expenses and other	4,850
Property and equipment	375,229
Goodwill	1,026,763
Intangible assets	807,000
Deferred tax assets	244,895
Other assets	384
Total assets	$3,250,022

Accounts payable	$143,995
Accrued expenses	269,492
Deferred tax liabilities	4,674
Debt	590,710
Acquired contract liabilities, net	124,548
Accrued pension and other postretirement benefits, noncurrent	993,189
Other noncurrent liabilities	70,597
Total liabilities	$2,197,205

The recorded amounts for assets and liabilities were completed as of June 15, 2011. The measurement period adjustments recorded in the first quarter of fiscal 2012 did not have a significant impact on the Company’s consolidated balance sheet, statements of income, or statements of cash flows.

Pro forma impact of the acquisition: The unaudited pro forma results presented below include the effects of the acquisition of Vought as if it had been consummated as of April 1, 2010. The pro forma results include the amortization associated with acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property and equipment, off-market contracts and favorable leases. To better reflect the combined operating results, material nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2010.

Three months ended June 30,
2010
Net sales	$771,274
Income from continuing operations	14,168

Income from continuing operations — basic	$0.30
Income from continuing operations — diluted	$0.28

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

In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3,902, plus contingent consideration, resulting in no gain or loss on the disposal.

Revenues of discontinued operations were $246 and $480 for the three months ended June 30, 2011 and 2010, respectively.  The loss from discontinued operations was $689 and $208, net of income tax benefit of $370 and $112 for the three months ended June 30, 2011 and 2010, respectively.  Interest expense of $62 and $63 was allocated to discontinued operations for the three months ended June 30, 2011 and 2010, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Assets and liabilities held for sale are comprised of the following:

	JUNE 30,	MARCH 31,
	2011	2011
Assets held for sale:
Trade and other receivables, net	$1,188	$1,314
Inventories	228	237
Property, plant and equipment	3,000	3,000
Other	23	23
Total assets held for sale	$4,439	$4,574
Liabilities related to assets held for sale:
Accounts payable	$106	$99
Accrued expenses	578	154
Other noncurrent liabilities	172	178
Total liabilities related to assets held for sale	$856	$431

5.             INVENTORIES

Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	JUNE 30,	MARCH 31,
	2011	2011
Raw materials	$79,481	$72,174
Manufactured and purchased components	181,822	171,283
Work-in-process	602,223	634,359
Finished goods	38,078	42,104
Less: unliquidated progress payments	(159,214)	(138,206)
Total inventories	$742,390	$781,714

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	JUNE 30,	MARCH 31,
	2011	2011

Revolving credit facility	$354,695	$85,000
Receivable securitization facility	133,300	100,000
Equipment leasing facility and other capital leases	64,804	67,822
Term loan credit agreement	—	346,731
Secured promissory notes	7,288	7,505
Senior subordinated notes due 2017	172,864	172,801
Senior notes due 2018	347,682	347,623
Convertible senior subordinated notes	149,983	176,544
Other debt	7,978	7,978
	1,238,594	1,312,004
Less current portion	170,135	300,252
	$1,068,459	$1,011,752

Revolving Credit Facility

On April 5, 2011, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $850,000, with a $50,000 accordion feature, from $535,000, (ii) extend the maturity date to April 5, 2016; and (iii) amend certain other terms and covenants.  Using availability under the Credit Facility, the Company immediately extinguished its term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. In connection with the amendment to the Credit Facility, the Company incurred approximately $3,552 of financing costs. These costs, along with the $5,282 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

On May 10, 2010, the Company entered into the Credit Facility, which became available on June 16, 2010 in connection with the consummation of the acquisition of Vought. The Credit Facility replaced and refinanced the Company’s Amended and Restated Credit Agreement dated as of August 14, 2009 (the “2009 Credit Agreement”), which agreement was terminated and all obligations thereunder paid in full upon the consummation of the acquisition of Vought. The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company, and the subsidiaries of the Company party thereto. Such liens are pari passu to the liens securing the Company’s obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the “Intercreditor Agreement”).

The Credit Facility bears interest at either: (i) LIBOR plus between 1.75% and 3.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.300% and 0.500% on the unused portion of the Credit Facility.  The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

At June 30, 2011, there were $354,695 in borrowings and $30,422 in letters of credit outstanding under the Credit Facility.  At March 31, 2011, there were $85,000 in borrowings and $40,135 in letters of credit outstanding under the Credit Facility.  The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement.  The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants.  As of June 30, 2011, the Company had borrowing capacity under this facility of $464,883 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014.  In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the trade accounts receivable under the Securitization Facility.  As of June 30, 2011, the maximum amount available under the Securitization Facility was $137,500.  Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee.   The program fee is 0.50% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.65% on 102% of the maximum amount available under the Securitization Facility.  At June 30, 2011, there was $133,300 outstanding under the Securitization Facility.  In connection with amending the Securitization Facility, the Company incurred approximately $325 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility.  The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.

Equipment Leasing Facility and Other Capital Leases

During March 2009, the Company entered into a 7-year Master Lease Agreement (the “Leasing Facility”) creating a capital lease of certain existing property and equipment. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.

During the three months ended June 30, 2011 and 2010, the Company entered into new capital leases in the amount of $19 and $6,804, respectively, to finance a portion of the Company’s capital additions for the period.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

Term Loan Credit Agreement

The Company entered into the Term Loan dated as of June 16, 2010, which proceeds were used to partially finance the acquisition of Vought. The Term Loan provided for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.500% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and were being amortized into expense over the term of the Term Loan.

The obligations under the Term Loan were guaranteed by substantially all of the Company’s domestic subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement (the “Term Loan Guarantee and Collateral Agreement”) and certain other collateral agreements, in each case subject to the Intercreditor Agreement. Borrowings under the Term Loan bore interest, at the Company’s option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.750% and 2.000%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.750% and 3.000%.

On April 5, 2011, in connection with the amendment and restatement of the Credit Facility, the Company extinguished the Term Loan at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other.

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

The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinate to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (as defined below), including borrowings under the Company’s existing Credit Facility, and pari passu with the Company’s and the Guarantor Subsidiaries’ existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of the Company’s domestic restricted subsidiaries that guarantees any of the Company’s debt or that of any of the Company’s restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company’s debt or that of any of the Company’s domestic restricted subsidiaries incurred under any credit facility (collectively, the “Guarantor Subsidiaries”), in each case on a senior subordinated basis.  If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make such payments.

The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed, plus an applicable premium set forth in the Indenture and accrued and unpaid interest, if any.  The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015, and (iii) 100% of the principal amount of the 2017 Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest.  In addition, at any time prior to November 15, 2012, the Company may redeem up to 35% of the principal amount of the 2017 Notes with the net cash proceeds of qualified equity offerings at a redemption price equal to 108% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2017 Notes (the “2017 Indenture”).

Upon the occurrence of a change-of-control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  This change-of-control feature represents an embedded derivative. Since it is in the control of the Company to call the 2017 Notes at any time after November 15, 2013, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2011.

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

Senior Notes due 2018

On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.625% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.270% of principal amount and have an effective interest yield of 8.75%. Interest on the 2018 Notes accrues at the rate of 8.625% per annum and is payable semiannually in cash in arrears on January 15 and July 15 of each year. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

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

The Company is obligated to offer to repurchase the 2018 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions. This change-of-control feature represents an embedded derivative. Since it is in the control of the Company to call the 2018 Notes at

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

any time after July 15, 2014, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2011.

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

Convertible Senior Subordinated Notes

On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Convertible Notes”). The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s then-existing credit facility. Debt issuance costs have been recorded as other assets in the accompanying consolidated balance sheets and are being amortized over a period of five years.

The Convertible Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is within the control of the Company to call the Convertible Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at June 30, 2011.

Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.

The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.731 shares per $1,000 principal amount of the Convertible Notes (equal

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

to an initial conversion price of approximately $27.23 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 30, 2011, the Convertible Notes were eligible for conversion.  During the quarter ended June 30, 2011, the Company settled the conversion of $27,988 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 366,626 shares.  In June 2011, the Company received notice of conversion from holders of $752 in principal value of the Convertible Notes. These conversions were settled in the second quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 12,800 shares. In July 2011, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding June 30, 2011, the closing price of the Company’s common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company’s stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2011. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.

To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.23. The average price of the Company’s common stock for the fiscal quarters ended June 30, 2011 and 2010 was $45.33 and $35.21, respectively.  Therefore, 2,399,471 and 1,490,752 additional shares were included in the diluted earnings per share calculation as of the fiscal quarters ended June 30, 2011 and 2010, respectively.  If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Effective April 1, 2009, the Company changed its method of accounting for its convertible debt instruments in order to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount has been recognized as debt discount and amortized using the effective interest method. As of June 30, 2011, the remaining discount of $1,079 will be amortized on the effective interest method through October 1, 2011. The debt and equity components recognized for the Convertible Notes as of June 30, 2011 were as follows:

Principal amount of convertible notes	$151,062
Unamortized discount (1)	1,079
Net carrying amount	$149,983

(1)          Remaining recognition period of 0.25 years as of June 30, 2011, recorded in temporary equity at June 30, 2011.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

6.             LONG-TERM DEBT (Continued)

The amount of interest expense recognized and the effective rate for the Convertible Notes were as follows:

	Three months ended June 30,
	2011	2010
Contractual coupon interest	$992	$1,175
Amortization of discount on convertible notes	1,427	1,585
Interest expense	$2,419	2,760

Effective interest rate	6.5%	6.5%

7.             FAIR VALUE MEASUREMENTS

The Company follows the Fair Value Measurements and Disclosures topic of the ASC, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1   Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2          Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3   Unobservable inputs for the asset or liability

The following table provides the liabilities reported at fair value and measured on a recurring basis as of June 30, 2011:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Contingent consideration	$(2,870)	$—	$—	$(2,870)

The fair value of the contingent consideration at the date of acquisition was $2,545 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2011 and March 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

7.             FAIR VALUE MEASUREMENTS (Continued)

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,238,594	$1,406,876	$1,312,004	$1,483,796

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

8.             EARNINGS PER SHARE

The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	JUNE 30,
	(in thousands)
	2011	2010

Weighted-average common shares outstanding — basic	48,466	35,507
Net effect of dilutive stock options	434	465
Potential common shares — convertible debt	2,399	1,491
Weighted-average common shares outstanding — diluted	51,299	37,463

The weighted-average common shares outstanding — basic for the three months ended June 30, 2010 includes the 14,992,330 shares issued as partial consideration in the acquisition of Vought for the prorata portion of the quarter ended June 30, 2010 (see Note 3).

9.             INCOME TAXES

The Company follows the Income Taxes topic of the ASC, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.  Penalties and tax-related interest expense are reported as a component of income tax expense.  As of June 30, 2011 and March 31, 2011, the total amount of accrued income tax-related interest and penalties was $173 and $156, respectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

9.             INCOME TAXES (Continued)

As of June 30, 2011 and March 31, 2011, the total amount of unrecognized tax benefits was $7,017 and $6,934, respectively, of which $5,234 and $5,151, respectively, would impact the effective rate, if recognized.  The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the quarter ended June 30, 2011 was 35.5% as compared to 45.2% for the quarter ended June 30, 2010 reflecting the non-deductibility of certain acquisition-related expenses in the prior year period, as well as the absence of the Research and Development tax credit, which had expired December 31, 2009.

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

As of June 30, 2011, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2007 through March 31, 2009. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.           GOODWILL

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2011 through June 30, 2011:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2011	$1,284,478	$193,633	$52,469	$1,530,580
Goodwill recognized in connection with acquisitions	1,949	—	—	1,949
Purchase price adjustments	(216)	—	—	(216)
Effect of exchange rate changes and other	—	350	—	350
Balance, June 30, 2011	$1,286,211	$193,983	$52,469	$1,532,663

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering some of its employees.  Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans.  Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a separate trust.

In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees.  Such benefits are unfunded. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

11.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three months ended June 30,
	2011	2010
Components of net periodic benefit cost:
Service cost	$4,114	$969
Interest cost	27,015	5,014
Expected return on plan assets	(31,901)	(5,085)
Amortization of prior service costs	(2,753)	18
Amortization of net loss	29	46
Net periodic benefit cost	$(3,496)	$962

	Other postretirement benefits
	Three months ended June 30,
	2011	2010
Components of net periodic benefit cost:
Service cost	$848	$183
Interest cost	4,602	898
Expected return on plan assets	—	—
Amortization of prior service costs	(1,125)	—
Net periodic benefit cost	$4,325	$1,081

12.           COMMITMENTS AND CONTINGENCIES

Sale of the Charleston 787 business

On July 30, 2009, Vought Aircraft Industries sold the assets and operations of its 787 business conducted at North Charleston, South Carolina (“the Boeing sale agreement”) to a wholly owned subsidiary of The Boeing Company (“Boeing”). Following the acquisition of Vought by the Company, Boeing has asserted various breaches to the Boeing sale agreement. In July 2011, the Company and Boeing agreed to a settlement. As of June 30, 2011, the Company had recognized a liability and an indemnification asset, which resulted in a net amount of $5,000. The amounts recognized were based on the Company’s best estimates using information that it has obtained as of the reporting date. The Company finalized its estimates during the quarter ended June 30, 2011 once it was able to determine that it had obtained all necessary information that existed as of the acquisition date.

Other

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS

The Company has three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group.   The Company’s reportable segments are aligned with how the business is managed and the markets that the Company serves are viewed.  The Chief Operating Decision Maker (the “CODM”) evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.

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

Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments.  The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income is as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
Net sales:
Aerostructures	$643,306	$231,335
Aerospace systems	133,010	117,433
Aftermarket services	70,368	59,797
Elimination of inter-segment sales	(1,621)	(1,356)
	$845,063	$407,209

Income from continuing operations before income taxes:
Operating income (loss):
Aerostructures	$87,974	$36,067
Aerospace systems	22,417	18,348
Aftermarket services	6,961	4,121
Corporate	(11,972)	(25,686)
	105,380	32,850
Interest expense and other	26,462	11,791
	$78,918	$21,059

Depreciation and amortization:
Aerostructures	$21,845	$8,044
Aerospace systems	4,345	4,189
Aftermarket services	2,430	3,043
Corporate	847	380
	$29,467	$15,656

Amortization of acquired contract liabilities, net:
Aerostructures	$7,740	$859

EBITDA:
Aerostructures	$102,079	$43,252
Aerospace systems	26,762	22,537
Aftermarket services	9,391	7,164
Corporate	(11,125)	(25,306)
	$127,107	$47,647

Capital expenditures:
Aerostructures	$9,134	$5,297
Aerospace systems	3,505	2,504
Aftermarket services	1,762	894
Corporate	1,263	8,245
	$15,664	$16,940

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

13.           SEGMENTS (Continued)

	JUNE 30,	MARCH 31,
	2011	2011
Total Assets:
Aerostructures	$3,551,475	$3,567,294
Aerospace systems	550,095	564,235
Aftermarket services	299,666	307,413
Corporate	16,631	19,721
Discontinued operations	4,439	4,574
	$4,422,306	$4,463,237

During the three months ended June 30, 2011 and 2010, the Company had foreign sales of $113,088 and $70,522, respectively.

14.         SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder’s equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity, and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of June 30, 2011 and March 31, 2011, condensed consolidating statements of income for the three months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the three months ended June 30, 2011 and 2010.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$15,489	$1,070	$19,866	$—	$36,425
Trade and other receivables, net	260	191,991	194,362	—	386,613
Inventories	—	716,991	25,399	—	742,390
Rotable assets	—	23,595	7,704	—	31,299
Prepaid expenses and other	7,238	9,642	1,226	—	18,106
Assets held for sale	—	4,439	—	—	4,439
Total current assets	22,987	947,728	248,557	—	1,219,272
Property and equipment, net	10,157	671,184	46,594	—	727,935
Goodwill and other intangible assets, net	1,509	2,330,551	51,863	—	2,383,923
Other, net	27,512	57,723	5,941	—	91,176
Intercompany investments and advances	792,684	(18,895)	883	(774,672)	—
Total assets	$854,849	$3,988,291	$353,838	$(774,672)	$4,422,306

Current liabilities:
Current portion of long-term debt	$150,492	$17,240	$2,403	$—	$170,135
Accounts payable	6,934	256,122	7,426	—	270,482
Accrued expenses	22,597	264,407	8,697	—	295,701
Deferred income taxes	—	105,799	—	—	105,799
Liabilities related to assets held for sale	—	856	—	—	856
Total current liabilities	180,023	644,424	18,526	—	842,973
Long-term debt, less current portion	881,538	53,621	133,300	—	1,068,459
Intercompany debt	(1,916,446)	1,785,972	130,474	—	—
Accrued pension and other postretirement benefits, noncurrent	—	647,381	—	—	647,381
Deferred income taxes and other	19,660	155,124	(1,365)	—	173,051
Total stockholders’ equity	1,690,074	701,769	72,903	(774,672)	1,690,074
Total liabilities and stockholders’ equity	$854,849	$3,988,291	$353,838	$(774,672)	$4,422,306

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$17,270	$1,753	$20,305	$—	$39,328
Trade and other receivables, net	—	155,126	219,365	—	374,491
Inventories	—	750,311	31,403	—	781,714
Rotable assets	—	22,032	4,575	—	26,607
Prepaid expenses and other	7,514	9,967	660	—	18,141
Assets held for sale	—	4,574	—	—	4,574
Total current assets	24,784	943,763	276,308	—	1,244,855
Property and equipment, net	38,028	680,929	15,922	—	734,879
Goodwill and other intangible assets, net	1,677	2,336,735	51,788	—	2,390,200
Other, net	36,767	56,291	245	—	93,303
Intercompany investments and advances	673,212	65,510	4,199	(742,921)	—
Total assets	$774,468	$4,083,228	$348,462	$(742,921)	$4,463,237

Current liabilities:
Current portion of long-term debt	$180,669	$17,177	$102,406	$—	$300,252
Accounts payable	4,259	247,002	11,455	—	262,716
Accrued expenses	44,887	257,518	10,949	—	313,354
Deferred income taxes	—	78,793	—	—	78,793
Liabilities related to assets held for sale	—	431	—	—	431
Total current liabilities	229,815	600,921	124,810	—	955,546
Long-term debt, less current portion	955,009	56,743	—	—	1,011,752
Intercompany debt	(2,060,150)	1,916,421	143,729	—	—
Accrued pension and other postretirement benefits, noncurrent	—	680,754	—	—	680,754
Deferred income taxes and other	17,577	166,807	(1,416)	—	182,968
Total stockholders’ equity	1,632,217	661,582	81,339	(742,921)	1,632,217
Total liabilities and stockholders’ equity	$774,468	$4,083,228	$348,462	$(742,921)	$4,463,237

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$820,148	$27,940	$(3,025)	$845,063

Operating costs and expenses:
Cost of sales	—	629,053	22,763	(3,025)	648,791
Selling, general and administrative	8,637	48,006	4,322	—	60,965
Acquisition and integration expenses	460	—	—	—	460
Depreciation and amortization	437	27,666	1,364	—	29,467
	9,534	704,725	28,449	(3,025)	739,683
Operating income (loss)	(9,534)	115,423	(509)	—	105,380
Intercompany interest and charges	(51,746)	50,594	1,152	—	—
Interest expense and other	26,339	459	(336)	—	26,462
Income (loss) from continuing operations, before income taxes	15,873	64,370	(1,325)	—	78,918
Income tax expense (benefit)	5,232	23,004	(222)	—	28,014
Income (loss) from continuing operations	10,641	41,366	(1,103)	—	50,904
Loss on discontinued operations, net	—	(689)	—	—	(689)
Net income (loss)	$10,641	$40,677	$(1,103)	$—	$50,215

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$386,362	$21,840	$(993)	$407,209

Operating costs and expenses:
Cost of sales	—	282,805	16,044	(993)	297,856
Selling, general and administrative	7,939	33,012	2,529	—	43,480
Acquisition and integration expenses	17,367	—	—	—	17,367
Depreciation and amortization	380	14,518	758	—	15,656
	25,686	330,335	19,331	(993)	374,359
Operating income (loss)	(25,686)	56,027	2,509	—	32,850
Intercompany interest and charges	(22,261)	21,440	821	—	—
Interest expense and other	10,181	2,619	(1,009)	—	11,791
Income (loss) from continuing operations, before income taxes	(13,606)	31,968	2,697	—	21,059
Income tax expense (benefit)	(2,495)	11,692	282	—	9,479
Income (loss) from continuing operations	(11,111)	20,276	2,415	—	11,580
Loss on discontinued operations, net	—	(208)	—	—	(208)
Net income (loss)	$(11,111)	$20,068	$2,415	$—	$11,372

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$10,641	$40,677	$(1,103)	$—	$50,215

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(9,063)	30,178	19,921	—	41,036
Net cash provided by operating activities	1,578	70,855	18,818	—	91,251
Capital expenditures	(824)	(14,020)	(820)	—	(15,664)
Proceeds from sale of assets	—	2,764	4	—	2,768
Acquisitions, net of cash acquired	—	(800)	—	—	(800)
Net cash used in investing activities	(824)	(12,056)	(816)	—	(13,696)
Net increase in revolving credit facility	269,695	—	—	—	269,695
Proceeds on issuance of debt	—	—	50,000	—	50,000
Retirements and repayments of debt	(376,057)	(3,034)	(16,700)	—	(395,791)
Payments of deferred financing costs	(3,870)	—	—	—	(3,870)
Dividends paid	(981)	—	—	—	(981)
Repurchase of restricted shares for minimum tax obligation	(482)	—	—	—	(482)
Proceeds from exercise of stock options, including excess tax benefit	644	—	—	—	644
Intercompany financing and advances	108,516	(56,448)	(52,068)	—	—
Net cash used in financing activities	(2,535)	(59,482)	(18,768)	—	(80,785)
Effect of exchange rate changes on cash	—	—	327	—	327
Net change in cash and cash equivalents	(1,781)	(683)	(439)	—	(2,903)
Cash and cash equivalents at beginning of period	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of period	$15,489	$1,070	$19,866	$—	$36,425

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

14.  SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$(11,111)	$20,068	$2,415	$—	$11,372

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(46,062)	45,368	11,987	—	11,293
Net cash (used in) provided by operating activities	(57,173)	65,436	14,402	—	22,665
Capital expenditures	(8,191)	(8,379)	(370)	—	(16,940)
Proceeds from sale of assets	—	210	—	—	210
Acquisitions, net of cash acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(8,191)	(341,397)	(370)	—	(349,958)
Net increase in revolving credit facility	85,000	—	—	—	85,000
Proceeds on issuance of debt	695,695	10	45,000	—	740,705
Retirements and repayments of debt	(590,843)	(4,534)	(12)	—	(595,389)
Payments of deferred financing costs	(22,171)	—	—	—	(22,171)
Dividends paid	(668)	—	—	—	(668)
Withholding of restricted shares for minimum tax obligation	(1,803)	—	—	—	(1,803)
Proceeds from exercise of stock options, including excess tax benefit	645	—	—	—	645
Intercompany financing and advances	(224,460)	279,351	(54,891)	—	—
Net cash (used in) provided by financing activities	(58,605)	274,827	(9,903)	—	206,319
Effect of exchange rate changes on cash and cash equivalents	—	—	(538)	—	(538)
Net change in cash and cash equivalents	(123,969)	(1,134)	3,591	—	(121,512)
Cash and cash equivalents at beginning of period	148,437	1,712	7,069	—	157,218
Cash and cash equivalents at end of period	$24,468	$578	$10,660	$—	$35,706

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

15.           RELATED PARTIES

The Company has commercial relationships with Wesco Aircraft Hardware Corp (“Wesco”) and Sequa Corporation (“Sequa”). Wesco is a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to the Company pursuant to long-term contracts.  Sequa is a diversified aerospace and industrial company comprised of three businesses with leading positions in niche markets. The Carlyle Group owns a majority stake in both Wesco and Sequa and is the Company’s largest stockholder since the acquisition of Vought.  The Carlyle Group may indirectly benefit from its economic interests in Wesco and Sequa from its contractual relationships with the Company.  The total amounts paid pursuant to the Company’s contracts for the three months ended June 30, 2011 and 2010 was approximately $9,070 and $148, respectively, to Wesco and approximately $1,556 and $0, respectively, to Sequa.  The Company also had net sales to Sequa of $1,677 for the three months ended June 30, 2011. As of June 30, 2011, the Company had accounts payable to Wesco and Sequa of $4,247 and $61, respectively, as well as accounts receivable of $854 from Sequa.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have three operating segments: (i) Triumph Aerostructures Group, whose companies’ revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

•                  Net sales for the first quarter of the fiscal year ending March 31, 2012 increased 107.5% to $845.1 million, including 12.5% increase due to organic growth.

•                  Operating income in the first quarter of fiscal 2012 increased 220.8% to $105.4 million.

•                  Income from continuing operations for the first quarter of fiscal 2012 increased 339.6% to $50.9 million.

•                  Backlog increased to $3.8 billion or 12.7% from the prior year, but a slight decrease of 0.5% sequentially from the prior quarter.

•                  Income from continuing operations was $0.99 per diluted common share, as compared to $0.31 per diluted share in the prior year period.

•                  We generated $91.3 million of cash flow from operating activities, after $25.0 million in pension contributions, as compared to $22.7 million in the prior year period.

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

We view EBITDA as an operating performance measure and as such we believe that the GAAP financial measure most directly comparable to it is income from continuing operations. In calculating EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.

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

Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•

Amortization of acquired contract liabilities may be useful for investors to consider because it represents the noncash earnings on the fair value of below-market contracts acquired through the acquisition of Vought. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three months ended June 30,
	2011	2010
Income from continuing operations	$50,904	$11,580
Amortization of acquired contract liabilities	(7,740)	(859)
Depreciation and amortization	29,467	15,656
Interest expense and other	26,462	11,791
Income tax expense	28,014	9,479
EBITDA	127,107	47,647
Acquisition-related expenses	460	17,367
Adjusted EBITDA	$127,567	$65,014

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three months ended June 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$105,380	$87,974	$22,417	$6,961	$(11,972)
Amortization of acquired contract liability	(7,740)	(7,740)	—	—	—
Depreciation and amortization	29,467	21,845	4,345	2,430	847
EBITDA	$127,107	$102,079	$26,762	$9,391	$(11,125)

	Three months ended June 30, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$32,850	$36,067	$18,348	$4,121	$(25,686)
Amortization of acquired contract liability	(859)	(859)	—	—	—
Depreciation and amortization	15,656	8,044	4,189	3,043	380
EBITDA	$47,647	$43,252	$22,537	$7,164	$(25,306)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Quarter ended June 30, 2011 compared to quarter ended June 30, 2010

	QUARTER ENDED
	JUNE 30,
	2011	2010
	(dollars in thousands)
Net sales	$845,063	$407,209
Segment operating income	$117,352	$58,536
Corporate expenses	(11,972)	(25,686)
Total operating income	105,380	32,850
Interest expense and other	26,462	11,791
Income tax expense	28,014	9,479
Income from continuing operations	50,904	11,580
Loss from discontinued operations, net	(689)	(208)
Net income	$50,215	$11,372

Net sales increased by $437.9 million, or 107.5%, to $845.1 million for the quarter ended June 30, 2011 from $407.2 million for the quarter ended June 30, 2010. The acquisition of Vought contributed $404.6 million of the net sales increase.  Excluding the elimination of intercompany sales to Vought for the quarter ended June 30, 2011, organic sales increased $40.7 million or 12.5% as compared to the prior year quarter, when the respective sales were not eliminated for the entire period.

Cost of sales increased by $350.9 million, or 117.8%, to $648.8 million for the quarter ended June 30, 2011 from $297.8 million for the quarter ended June 30, 2010. This increase includes the impact of the acquisition of Vought noted above, which contributed $327.1 million. Gross margin for the quarter ended June 30, 2011 was 23.2% as compared to 26.7% for the quarter ended June 30, 2010. Excluding the effects of the Vought acquisition, gross margin was 29.1% for the quarter ended June 30, 2011, compared with 29.2% for the quarter ended June 30, 2010.

Segment operating income increased by $58.8 million, or 100.5%, to $117.3 million for the quarter ended June 30, 2011 from $58.5 million for the quarter ended June 30, 2010.  The segment operating income increase was a direct result of contributions from the acquisition of Vought ($51.4 million), as well as increased organic sales. The prior year period included the net recovery of $0.8 million of prior legal costs and a favorable settlement of a retroactive pricing agreement, offset by costs related to the signing of a collective bargaining agreement.

Corporate expenses decreased by $13.7 million, or 53.4%, to $12.0 million for the quarter ended June 30, 2011 from $25.7 million for the quarter ended June 30, 2010.  Non-recurring acquisition-related transaction and integration costs associated with the acquisition of Vought decreased $16.9 million for the quarter ended June 30, 2011 as compared to the prior year. This increase was offset by $1.4 million of additional costs related to the Mexican facility compared to the prior year period and $0.7 million in additional stock-based compensation. The costs of our Mexican facility are expected to continue to increase versus the prior year as it is in early stages of production.

Interest expense and other increased by $14.7 million, or 124.4%, to $26.5 million for the quarter ended June 30, 2011 compared to $11.8 million for the prior year period.  Interest expense and other increased due to the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011, as well as higher average debt outstanding during the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010, including a full quarter of the Senior Notes due 2018 (the “2018 Notes”), along with higher interest rates on our revolving credit facility.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The effective income tax rate for the quarter ended June 30, 2011 was 35.5% compared to 45.2% for the quarter ended June 30, 2010.  The effective income tax rate for the quarter ended June 30, 2010 was impacted by the $17.4 million in acquisition-related expenses, which were only partially deductible for tax purposes.  For the fiscal year ending March 31, 2012, the Company expects its effective tax rate to be approximately 35.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011.

Loss from discontinued operations before income taxes was $1.1 million for the quarter ended June 30, 2011 compared with a loss from discontinued operations before income taxes of $0.3 million, for the quarter ended June 30, 2010.  The benefit for income taxes was $0.4 million for the quarter ended June 30, 2011 compared to a benefit of $0.1 million in the prior year period. In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposal.

Business Segment Performance

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

	Three months ended June 30,
	2011	2010
Aerostructures
Commercial aerospace.	40.5%	28.8%
Military.	23.1	19.6
Business Jets	11.3	5.9
Regional .	0.6	1.0
Non-aviation.	0.7	1.4
Total Aerostructures net sales	76.2%	56.7%
Aerospace Systems
Commercial aerospace.	5.6%	9.5%
Military.	7.5	14.4
Business Jets	0.7	1.2
Regional .	0.6	1.1
Non-aviation.	1.2	2.4
Total Aerospace Systems net sales	15.6%	28.6%
Aftermarket Services
Commercial aerospace.	6.5%	11.0%
Military.	0.7	1.8
Business Jets	0.4	0.7
Regional .	0.2	0.4
Non-aviation.	0.4	0.8
Total Aftermarket Services net sales	8.2	14.7
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the regional jet end-market continues to decline in the current economy.  We continue to experience an increase in the mix of the commercial aerospace end-market.

	QUARTER ENDED JUNE 30,		%	% of Segment Sales
	2011	2010	Change	2011	2010
	(in thousands)
NET SALES
Aerostructures	$643,306	$231,335	178.1%	76.1%	56.8%
Aerospace Systems	133,010	117,433	13.3%	15.8	28.8
Aftermarket Services	70,368	59,797	17.7%	8.3	14.7
Corporate	(1,621)	(1,356)	(19.5)%	(0.2)	(0.3)
	$845,063	$407,209	107.5%	100.0%	100.0%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	QUARTER ENDED JUNE 30,		%	% of Segment Sales
	2011	2010	Change	2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$87,974	$36,067	143.9%	13.7%	15.6%
Aerospace Systems	22,417	18,348	22.2%	16.9%	15.6%
Aftermarket Services	6,961	4,121	68.9%	9.9%	6.9%
Corporate	(11,972)	(25,686)	53.4%	n/a	n/a
	$105,380	$32,850	220.8%	12.5%	8.1%

	QUARTER ENDED JUNE 30,		%	% of Segment Sales
	2011	2010	Change	2011	2010
	(in thousands)
EBITDA
Aerostructures	$102,079	$43,252	136.0%	15.9%	18.7%
Aerospace Systems	26,762	22,537	18.7%	20.1%	19.2%
Aftermarket Services	9,391	7,164	31.1%	13.3%	12.0%
Corporate	(11,125)	(25,306)	56.0%	n/a	n/a
	$127,107	$47,647	167.0%	15.0%	11.7%

Aerostructures: The Aerostructures segment net sales increased by $412.0 million, or 178.1% to $643.3 million for the quarter ended June 30, 2011 from $231.3 million for the quarter ended June 30, 2010. The increase was primarily due to additional sales associated with the acquisition of Vought of $404.6 million. Excluding the elimination of intercompany sales to Vought for the quarter ended June 30, 2011, organic sales increased $14.8 million or 10.0% as compared to the prior year quarter, when the respective sales were not eliminated for the entire period.  The prior year period was negatively impacted by commercial production rate reductions (particularly in the 777 program).

Aerostructures segment operating income increased by $51.9 million, or 143.9% to $88.0 million for the quarter ended June 30, 2011 from $36.1 million for the quarter ended June 30, 2010. Operating income increased due to contributions from the acquisition of Vought ($51.4 million), as well as increased organic sales, offset by the elimination of profit on intercompany sales to Vought for the quarter ended June 30, 2011. These same factors contributed to the increase in EBITDA year over year. The increase of EBITDA was greater than the increase in operating income, due to the increase in depreciation and amortization, which is not included in EBITDA. The increase in depreciation and amortization was due principally to the Vought acquisition.

Aerostructures segment operating income as a percentage of segment sales decreased to 13.7% for the quarter ended June 30, 2011 as compared to 15.6% for the quarter ended June 30, 2010, due to impact of sales from the acquisition of Vought for the entire period, which are generally at lower margins from heritage Aerostructures sales, which also caused the decline in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $15.6 million, or 13.3%, to $133.0 million for the quarter ended June 30, 2011 from $117.4 million for the quarter ended June 30, 2010. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $4.1 million, or 22.2%, to $22.4 million for the quarter ended June 30, 2011 from $18.3 million for the quarter ended June 30, 2010. Operating income increased primarily due to improved gross margin, due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($6.4 million), partially offset by

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

increases in legal fees ($1.4 million) and compensation and benefits ($0.7 million). These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.9% for the quarter ended June 30, 2011 as compared to 15.6% for the quarter ended June 30, 2010, due to the improvements in gross margin noted above. These same factors contributed to the increase in EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $10.6 million, or 17.7%, to $70.4 million for the quarter ended June 30, 2011 from $59.8 million for the quarter ended June 30, 2010. Net sales increased due to continued improvement in global commercial air traffic and decreases in airline inventory de-stocking. We do not expect segment net sales to continue to experience growth at the recent growth rates.

Aftermarket Services segment operating income increased by $2.8 million, or 68.9%, to $6.9 million for the quarter ended June 30, 2011 from $4.1 million for the quarter ended June 30, 2010.  Operating income increased primarily due to increased sales volume as described above, as well as an increase in gross margin of approximately 1.0% as a result of increased efficiencies in production associated with the higher volume of work. These same factors contributed to the increase in EBITDA year over year; however, the growth in EBITDA was less than the growth in operating income, as depreciation and amortization was lower for the three months ended June 30, 2011 versus the three months ended June 30, 2010.

Aftermarket Services segment operating income as a percentage of segment sales increased to 9.9% for the quarter ended June 30, 2011 as compared with 6.9% for the quarter ended June 30, 2010, due to the increase in sales volume and related efficiencies noted above, which also caused the improvement in EBITDA margin.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements and leasing arrangements.  During the three months ended June 30, 2011, we generated approximately $91.3 million of cash flows in operating activities, used approximately $13.7 million in investing activities and received approximately $80.8 million in financing activities.

Cash flows from operations for the three months ended June 30, 2011 increased $68.6 million, or 302.6% from the three months ended June 30, 2010. Our cash flows from operations increased due to an increase of $38.8 million in net income and an increase of $41.4 million in noncash charges such as depreciation and amortization associated with the acquisition of Vought, the write-off of unamortized discounts and deferred financing fees on the extinguishment of the Term Loan and the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought. The increase in cash flows was also due to $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought in the prior year period, offset by excess funding above expense of our pension and other postretirement benefits plans of $37.8 million.

Cash flows used in investing activities for the three months ended June 30, 2011 decreased $336.3 million from the three months ended June 30, 2010.  Our cash flows used in investing activities decreased as the prior year period included the acquisition of Vought ($333.1 million). Cash flows from financing activities for the three months ended June 30, 2011 decreased $287.1 million from the three months ended June 30, 2010, as the prior year period included the proceeds obtained in order to finance the acquisition of Vought.  Cash flows from financing activities for the three months ended June 30, 2011 included the extinguishment of the Term Loan ($350.0 million) and redemption of certain Convertible Notes ($28.0 million).

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

As of June 30, 2011, $464.9 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2011, an aggregate amount of approximately $354.7 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.35% per annum.  Amounts repaid under the Credit Facility may be reborrowed.

On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850.0 million, with a $50.0 million accordion feature, from $535.0 million, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants.  The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions.  Using the availability under the Credit Facility, the Company immediately extinguished its term loan credit agreement (the “Term Loan”) at face value of $350.0 million, plus accrued interest.  The Company recorded a pretax loss of approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of unamortized discounts and deferred financing fees on the Term Loan.

At June 30, 2010, there was $133.3 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In June 2010, the Company issued the 2018 Notes for $350.0 million in principal amount.  The 2018 Notes were sold at 99.270% of principal amount for net proceeds of $347.5 million, and have an effective interest yield of 8.75%. Interest on the 2018 Notes is payable semiannually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

In November 2009, the Company issued the 2017 Notes for $175.0 million in principal amount.  The 2017 Notes were sold at 98.558% of principal amount for net proceeds of $172.5 million, and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. We used the net proceeds for general corporate purposes, which included debt reduction, including repayment of amounts outstanding under the Credit Facility, without any permanent reduction of the commitments thereunder. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.4 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

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

Capital expenditures were approximately $15.7 million for the three months ended June 30, 2011, primarily for manufacturing machinery and equipment.  We funded these expenditures through cash generated from operations.  We expect capital expenditures of approximately $130.0 million to $145.0 million for our fiscal year ending March 31, 2012.  The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,244,127	$171,213	$158,308	$374,977	$539,629
Debt interest (2)	318,646	52,160	93,963	91,104	81,419
Operating leases	104,077	27,101	43,003	14,210	19,763
Contingent payments (3)	29,204	21,975	7,229	—	—
Purchase obligations	1,010,023	783,895	225,236	889	3
Total	$2,706,077	$1,056,344	$527,739	$481,180	$640,814

(1) Included in the Company’s balance sheet at June 30, 2011, plus discounts on Convertible Senior Subordinated Notes, 2017 Notes and 2018 Notes of $1.1 million, $2.1 million and $2.3 million, respectively, being amortized to expense through September 2011, November 2017 and July 2018, respectively.

(2) Includes fixed-rate interest only.

(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.0 million as of June 30, 2011 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations.  We made contributions to our defined benefit pension plans of $135.1 million and $1.7 million in fiscal 2011 and 2010, respectively.  We expect to make total pension and postretirement plan contributions of $154.3 million to our defined benefit plans during fiscal 2012.  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the “Relief Act”), was signed into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. The Relief Act could have a significant impact on plan contributions beyond fiscal 2012.

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information.  Such statements are based on our beliefs as well as assumptions made by and information currently available to us.  When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements.  Actual results could differ materially from our current expectations.  For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us.  In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC in May 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  There has been no material change in this information during the period covered by this report.

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

As of June 30, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

(b) Changes in internal control over financial reporting.

The evaluation discussed above identified a material change in the Company’s internal control over financial reporting as of June 30, 2011. The Company completed the implementation of a new financial reporting system at Triumph Aerostructures — Vought Aircraft Division that enhanced the integration and reporting of our consolidated financial information. The Company will continue to monitor the internal control structure over financial reporting ensuring that the design is proper and operating effectively. To date, the Company has not experienced any negative impact on its internal control structure over financial reporting. There were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.*

*                                         Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 8, 2011
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	August 8, 2011
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	August 8, 2011
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2

Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended June 20, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements. *

*                                         Filed herewith.