Form 10-Q
period 2011-09-30
TRIUMPH GROUP INC
filed 2011-11-07
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, 49,073,389 shares outstanding as of November 1, 2011.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,750	$39,328
Trade and other receivables, less allowance for doubtful accounts of $3,365 and $3,196	364,590	374,491
Inventories, net of unliquidated progress payments of $121,389 and $138,206	818,126	781,714
Rotable assets	32,221	26,607
Prepaid and other current assets	24,958	18,141
Assets held for sale	—	4,574
Total current assets	1,274,645	1,244,855
Property and equipment, net	719,949	734,879
Goodwill	1,531,106	1,530,580
Intangible assets, net	842,502	859,620
Deferred income taxes, noncurrent	19,612	54,539
Other, net	33,105	38,764
Total assets	$4,420,919	$4,463,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$165,451	$300,252
Accounts payable	264,762	262,716
Accrued expenses	284,002	313,354
Deferred income taxes	99,809	78,793
Liabilities related to assets held for sale	—	431
Total current liabilities	814,024	955,546
Long-term debt, less current portion	1,099,091	1,011,752
Accrued pension and other postretirement benefits, noncurrent	601,964	680,754
Other noncurrent liabilities	165,041	180,462
Temporary equity	—	2,506
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 49,205,763 and 48,690,606 shares issued; 49,048,860 and 48,513,422 outstanding	49	49
Capital in excess of par value	827,999	819,197
Treasury stock, at cost, 156,903 and 177,184 shares	(4,711)	(5,085)
Accumulated other comprehensive income	114,439	120,471
Retained earnings	803,023	697,585
Total stockholders’ equity	1,740,799	1,632,217
Total liabilities and stockholders’ equity	$4,420,919	$4,463,237

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011		2010

Net sales	$790,528	$768,200	$1,635,591		$1,175,409
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	591,206	594,076	1,239,997		891,932
Selling, general and administrative	60,256	60,503	121,221		103,983
Acquisition and integration expenses	1,144	1,283	1,604		18,650
Depreciation and amortization	29,466	26,221	58,933		41,877
	682,072	682,083	1,421,755		1,056,442

Operating income	108,456	86,117	213,836		118,967
Interest expense and other	17,671	23,459	44,133		35,250
Income from continuing operations before income taxes	90,785	62,658	169,703		83,717
Income tax expense	32,221	20,837	60,235		30,316
Income from continuing operations	58,564	41,821	109,468		53,401
Loss from discontinued operations, net	(76)	(281)	(765)		(489)
Net income	$58,488	$41,540	$108,703		$52,912

Earnings per share—basic:
Income from continuing operations	$1.20	$0.87	$2.25		$1.28
Loss from discontinued operations, net	—	(0.01)	(0.02)		(0.01)
Net income	$1.20	$0.86	$2.24	*	$1.26	*

Weighted average common shares outstanding—basic	48,697	48,115	48,582		41,845
Earnings per share—diluted:
Income from continuing operations	$1.13	$0.84	$2.13		$1.22
Loss from discontinued operations, net	—	(0.01)	(0.01)		(0.01)
Net income	$1.13	$0.83	$2.11	*	$1.21

Weighted average common shares outstanding—diluted	51,646	50,036	51,478		43,782

Dividends declared and paid per common share	$0.04	$0.02	$0.06		$0.04
* Difference due to rounding.
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2011	2010

Operating Activities
Net income	$108,703	$52,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,933	41,877
Amortization of acquired contract liabilities	(13,510)	(9,581)
Accretion of debt discount	4,272	3,463
Other amortization included in interest expense	7,948	1,927
Provision for doubtful accounts receivable	601	88
Provision for deferred income taxes	59,665	1,293
Employee stock-based compensation	2,397	1,482
Changes in other current assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(10,784)	62,477
Rotable assets	(5,874)	(315)
Inventories	(36,654)	(11,329)
Prepaid expenses and other current assets	(6,422)	(2,873)
Accounts payable, accrued expenses and other current liabilities	(24,521)	43,287
Accrued pension and other postretirement benefits	(85,766)	(67,701)
Changes in discontinued operations	241	148
Other	1,881	553
Net cash provided by operating activities	61,110	117,708
Investing Activities
Capital expenditures	(33,920)	(41,228)
Proceeds from sale of assets	7,450	1,132
Acquisitions, net of cash acquired	19,205	(333,228)
Net cash used in investing activities	(7,265)	(373,324)
Financing Activities
Net increase in revolving credit facility	306,608	97,145
Proceeds from issuance of long-term debt	59,800	746,105
Repayment of debt and capital lease obligations	(417,701)	(662,520)
Payment of deferred financing costs	(3,903)	(22,663)
Dividends paid	(2,943)	(1,636)
Repurchase of restricted shares for minimum tax obligation	(608)	(1,861)
Proceeds from exercise of stock options, including excess tax benefit of $0 and $251 in fiscal 2012 and 2011	674	1,017
Net cash (used in) provided by financing activities	(58,073)	155,587
Effect of exchange rate changes on cash	(350)	222

Net change in cash	(4,578)	(99,807)
Cash at beginning of period	39,328	157,218

Cash at end of period	$34,750	$57,411
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net income	$58,488	$41,540	$108,703	$52,912
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,877)	5,234	(4,870)	1,910
Pension and postretirement adjustments, net of income taxes of $427 and $854, respectively	(698)	—	(1,396)	—
Unrealized (loss) gain on cash flow hedge, net of tax of $0, $136, $88 and $424, respectively	—	297	232	594
Total other comprehensive income (loss)	(7,575)	5,531	(6,034)	2,504

Total comprehensive income	$50,913	$47,071	$102,669	$55,416

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2011 audited consolidated financial statements and notes thereto, included in the Form 10-K for the year ended March 31, 2011 filed in May 2011.

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

On June 9, 2011, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. The stock split resulted in the issuance of one additional share for each share issued and outstanding. The stock split was effective on July 14, 2011, to stockholders of record at the close of business on June 22, 2011. Additionally, the Board of Directors approved a 100% increase in the quarterly cash dividend rate on the Company’s common stock to $0.04 per common share from $0.02 per common share on a post-split basis. All share and per share information included in this report has been retroactively adjusted to reflect the impact of the stock split.

Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the completion of the measurement period adjustments for the acquisition of Vought Aircraft Industries, Inc. (“Vought”) (Note 3), the effect of the two-for-one stock split announced by the Company in June 2011 and the cash flow presentation of the settlement of deferred and/or contingent payments on acquisitions as financing activities.

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

Although fixed-price contracts, which extend several years into the future, generally permit the Company to keep unexpected profits if costs are less than projected, the Company also bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. In a fixed-price contract, the Company must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs the Company will incur in performing these contracts and in projecting the ultimate level of revenue that may otherwise be achieved.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the three months ended September 30, 2011 and 2010, the Company recognized $5,770 and $8,722, respectively, into net sales in the accompanying consolidated statements of income. For the six months ended September 30, 2011 and 2010, the Company recognized $13,510 and $9,581, respectively, into net sales in the accompanying consolidated statements of income.

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
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 33% and 32% of total trade accounts receivable as of September 30, 2011 and March 31, 2011, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the six months ended September 30, 2011 were $745,957, or 46% of net sales, of which $702,331, $31,002 and $12,624 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2010 were $494,518, or 42% of net sales, of which $447,597, $29,216 and $17,705 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $1,199 and $841, respectively. Stock-based compensation expense for the six months ended September 30, 2011 and 2010 was $2,397 and $1,482, respectively. The benefits of tax deductions in excess of recognized compensation expense were $0 and $251 for the six months ended September 30, 2011 and 2010, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	September 30, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$455,944	$(55,278)	$400,666
Product rights and licenses	12.0	73,739	(58,405)	15,334
Non-compete agreements and other	12.7	13,239	(11,737)	1,502
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$967,922	$(125,420)	$842,502

	March 31, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$456,282	$(40,657)	$415,625
Product rights and licenses	12.0	73,739	(56,640)	17,099
Non-compete agreements and other	12.7	13,239	(11,343)	1,896
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$968,260	$(108,640)	$859,620

Amortization expense for the three and six months ended September 30, 2011 and 2010 was $8,441 and $16,893 and $7,779 and $11,245, respectively.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Company paid $1,273 and $2,162 for income taxes, net of refunds received for the six months ended September 30, 2011 and 2010, respectively. The Company made interest payments of $39,181 and $31,407 for the six months ended September 30, 2011 and 2010, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3) during the six months ended September 30, 2010.

During the six months ended September 30, 2011 and 2010, the Company financed $61 and $6,845 of property and equipment additions through capital leases, respectively. During the six months ended September 30, 2011, the Company issued 379,838 shares in connection with certain redemptions of convertible senior subordinated notes (Note 6). During the six months ended September 30, 2010, the Company issued 14,992,330 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3).

3. ACQUISITIONS
Vought Aircraft Industries, Inc.

On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures-Vought Commercial Division, Triumph Aerostructures-Vought Integrated Programs Division, and Triumph Structures – Everett, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft.

Recording of assets acquired and liabilities assumed: The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Vought:

June 16, 2010
Cash and cash equivalents	$214,833
Trade and other receivables	165,789
Inventory	410,279
Prepaid expenses and other	4,850
Property and equipment	375,229
Goodwill	1,026,763
Intangible assets	807,000
Deferred tax assets	244,895
Other assets	384
Total assets	$3,250,022

Accounts payable	$143,995
Accrued expenses	269,492
Deferred tax liabilities	4,674
Debt	590,710
Acquired contract liabilities, net	124,548
Accrued pension and other postretirement benefits, noncurrent	993,189
Other noncurrent liabilities	70,597
Total liabilities	$2,197,205

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

Six Months Ended September 30,
2010
Net sales	$1,539,474
Income from continuing operations	55,989

Income from continuing operations – basic	$1.16
Income from continuing operations – diluted	$1.12

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

Revenues of discontinued operations were $40 and $286, and $478 and $958 for the three and six months ended September 30, 2011 and 2010, respectively. The loss from discontinued operations was $76 and $765, and $281 and $489, net of income tax benefit of $42 and $412, and $152 and $263 for the three and six ended September 30, 2011 and 2010, respectively. Interest expense of $6 and $68, and $64 and $127 was allocated to discontinued operations for the three and six months ended September 30, 2011 and 2010, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

Assets and liabilities held for sale are comprised of the following:

March 31, 2011
Assets held for sale:
Trade and other receivables, net	$1,314
Inventories	237
Property, plant and equipment	3,000
Other	23
Total assets held for sale	$4,574
Liabilities related to assets held for sale:
Accounts payable	$99
Accrued expenses	154
Other noncurrent liabilities	178
Total liabilities related to assets held for sale	$431

5.    INVENTORIES
Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	September 30, 2011	March 31, 2011
Raw materials	$51,068	$72,174
Work-in-process, including manufactured and purchased components	847,704	805,642
Finished goods	40,743	42,104
Less: unliquidated progress payments	(121,389)	(138,206)
Total inventories	$818,126	$781,714

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2011	March 31, 2011

Revolving credit facility	$391,608	$85,000
Receivable securitization facility	130,000	100,000
Equipment leasing facility and other capital leases	61,653	67,822
Term loan credit agreement	—	346,731
Secured promissory notes	2,344	7,505
Senior subordinated notes due 2017	172,929	172,801
Senior notes due 2018	347,743	347,623
Convertible senior subordinated notes	150,287	176,544
Other debt	7,978	7,978
	1,264,542	1,312,004
Less current portion	165,451	300,252
	$1,099,091	$1,011,752

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    LONG-TERM DEBT (Continued)

Revolving Credit Facility

On April 5, 2011, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $850,000, with a $50,000 accordion feature, from $535,000, (ii) extend the maturity date to April 5, 2016, and (iii) amend certain other terms and covenants. Using availability under the Credit Facility, the Company immediately extinguished its term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. In connection with the amendment to the Credit Facility, the Company incurred approximately $3,552 of financing costs. These costs, along with the $5,282 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.

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

At September 30, 2011, there were $391,608 in borrowings and $34,334 in letters of credit outstanding under the Credit Facility. At March 31, 2011, there were $85,000 in borrowings and $40,135 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2011, the Company had borrowing capacity under this facility of $424,433 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2011, the maximum amount available under the Securitization Facility was $142,500. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102.00% of the maximum amount available under the Securitization Facility. At September 30, 2011, there was $130,000 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $325 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.

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

During the six months ended September 30, 2011 and 2010, the Company entered into new capital leases in the amount of $61 and $6,845, respectively, to finance a portion of the Company’s capital additions for the period.

Term Loan Credit Agreement
The Company entered into the Term Loan dated as of June 16, 2010, which proceeds were used to partially finance the acquisition of Vought. The Term Loan provided for a 6-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.0% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.5% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and were being amortized into expense over the term of the Term Loan.

The obligations under the Term Loan were guaranteed by substantially all of the Company’s domestic subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement (the “Term Loan Guarantee and Collateral Agreement”) and certain other collateral agreements, in each case subject to the Intercreditor Agreement. Borrowings under the Term Loan bore interest, at the Company’s option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.75% and 2.00%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.75% and 3.00%.

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

Senior Subordinated Notes Due 2017

On November 16, 2009, the Company issued $175,000 principal amount of 8.00% Senior Subordinated Notes due 2017 (the “2017 Notes”).  The 2017 Notes were sold at 98.56% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2017 Notes.
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
The 2017 Indenture contains covenants that, among other things, limit the Company’s ability, and the ability of any of the Guarantor Subsidiaries, to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates. The Company is currently in compliance with all such covenants.
Senior Notes due 2018

On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.27% of principal amount and have an effective interest yield of 8.75%. Interest on the 2018 Notes accrues at the rate of 8.63% per annum and is payable semiannually in cash in arrears on January 15 and July 15 of each year. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.

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

The 2018 Indenture contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates. The Company is currently in compliance with all such covenants.

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
The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The use of the net proceeds from the sale was for prepayment of the Company’s outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s then-existing credit facility. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the 5 consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will be payable beginning April 1, 2012 on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at September 30, 2011 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were returned for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.743 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.22 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through September 30, 2011, the Convertible Notes were eligible for conversion. During the six months ended September 30, 2011, the Company settled the conversion of $28,763 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 379,838 shares. In September 2011, the Company received notice of conversion from holders of $21,610 in principal value of the Convertible Notes. These conversions were settled in the third quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 387,000 shares. In October 2011, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    LONG-TERM DEBT (Continued)

Notes a put option through December 31, 2011. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.22. The average price of the Company’s common stock for the fiscal quarters ended September 30, 2011 and 2010 was $49.95 and $35.38, respectively. Therefore, 2,518,045 and 1,515,194 additional shares were included in the diluted earnings per share calculation as of the fiscal quarters ended September 30, 2011 and 2010, respectively. The average price of the Company’s common stock for the six months ended September 30, 2011 and 2010 was $47.63 and $35.28, respectively. Therefore, as of the six months ended September 30, 2011 and 2010, there were 2,466,451 and 1,501,564 additional shares, respectively, included in the diluted earnings per share. If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.
The amount of interest expense recognized and the effective rate for the Convertible Notes were as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Contractual coupon interest	$986	$1,175	$1,973	$2,350
Amortization of discount on convertible notes	1,079	1,611	2,506	3,196
Interest expense	$2,065	$2,786	$4,479	$5,546

Effective interest rate	6.5%	6.5%	6.5%	6.5%

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

The following table provides the liabilities reported at fair value and measured on a recurring basis as of September 30, 2011:

		Fair Value Measurements Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration	$(2,870)	$—	$—	$(2,870)

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

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2011 and March 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,264,542	$1,409,707	$1,312,004	$1,483,796

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

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010

Weighted average common shares outstanding – basic	48,697	48,115	48,582	41,845
Net effect of dilutive stock options	431	406	430	435
Potential common shares - convertible debt	2,518	1,515	2,466	1,502
Weighted average common shares outstanding – diluted	51,646	50,036	51,478	43,782

The weighted-average common shares outstanding – basic for the six months ended September 30, 2010 includes the 14,992,330 shares issued as partial consideration in the acquisition of Vought for the pro-rata portion of the quarter ended June 30, 2010 (see Note 3).

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

9.    INCOME TAXES
The Company follows the Income Taxes topic of the ASC, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2011 and March 31, 2011, the total amount of accrued income tax-related interest and penalties was $196 and $156, respectively.

As of September 30, 2011 and March 31, 2011, the total amount of unrecognized tax benefits was $7,131 and $6,934, respectively, of which $5,348 and $5,151, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the six months ended September 30, 2011 was 35.5% as compared to 36.2% for the six months ended September 30, 2010 reflecting the non-deductibility of certain acquisition-related expenses in the prior year period, as well as the absence of the Domestic Production Deduction due to the Company's net operating loss position and the Research and Development tax credit, which had expired December 31, 2009.

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

As of September 30, 2011, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2007 through March 31, 2009. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2011 through September 30, 2011:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2011	$1,294,478	$183,633	$52,469	$1,530,580
Goodwill recognized in connection with acquisitions	1,949	—	—	1,949
Purchase price adjustments	(216)	—	—	(216)
Effect of exchange rate changes and other	—	(1,207)	—	(1,207)
Balance, September 30, 2011	$1,296,211	$182,426	$52,469	$1,531,106

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
In accordance with the Compensation – Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit expense (income):
Service cost	$4,114	$5,151	$8,228	$6,026
Interest cost	27,014	29,237	54,029	34,260
Expected return on plan assets	(31,900)	(29,281)	(63,801)	(34,283)
Amortization of prior service costs	(2,754)	18	(5,507)	36
Amortization of net loss	28	46	57	92
Net periodic benefit expense (income)	$(3,498)	$5,171	$(6,994)	$6,131

	Other post-retirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit expense:
Service cost	$849	$990	$1,697	$1,155
Interest cost	4,619	5,326	9,237	6,214
Amortization of prior service costs	(1,133)	—	(2,265)	—
Net periodic benefit expense	$4,335	$6,316	$8,669	$7,369

12.     SEGMENTS
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
12.    SEGMENTS (Continued)

Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Aerostructures	$587,977	$577,700	$1,231,283	$809,035
Aerospace systems	133,775	123,500	266,785	240,933
Aftermarket services	70,547	68,686	140,915	128,483
Elimination of inter-segment sales	(1,771)	(1,686)	(3,392)	(3,042)
	$790,528	$768,200	$1,635,591	$1,175,409

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$92,489	$69,964	$180,463	$106,030
Aerospace systems	22,644	17,149	45,061	35,497
Aftermarket services	7,015	8,163	13,976	12,284
Corporate	(13,692)	(9,159)	(25,664)	(34,844)
	108,456	86,117	213,836	118,967
Interest expense and other	17,671	23,459	44,133	35,250
	$90,785	$62,658	$169,703	$83,717

Depreciation and amortization:
Aerostructures	$21,937	$18,774	$43,782	$26,818
Aerospace systems	4,322	4,214	8,667	8,403
Aftermarket services	2,341	3,043	4,771	6,086
Corporate	866	190	1,713	570
	$29,466	$26,221	$58,933	$41,877

Amortization of acquired contract liabilities, net:
Aerostructures	$5,770	$8,722	$13,510	$9,581

EBITDA:
Aerostructures	$108,656	$80,016	$210,735	$123,267
Aerospace systems	26,966	21,363	53,728	43,900
Aftermarket services	9,356	11,206	18,747	18,370
Corporate	(12,826)	(8,969)	(23,951)	(34,274)
	$132,152	$103,616	$259,259	$151,263

Capital expenditures:
Aerostructures	$12,590	$17,263	$21,725	$22,560
Aerospace systems	3,009	3,758	6,514	6,262
Aftermarket services	1,342	1,454	3,104	2,348
Corporate	1,314	1,813	2,577	10,058
	$18,255	$24,288	$33,920	$41,228

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
12.    SEGMENTS (Continued)

	September 30, 2011	March 31, 2011
Total Assets:
Aerostructures	$3,561,345	$3,577,294
Aerospace systems	537,948	554,235
Aftermarket services	304,931	307,413
Corporate	16,695	19,721
Discontinued operations	—	4,574
	$4,420,919	$4,463,237

During the three months ended September 30, 2011 and 2010, the Company had international sales of $111,760 and $99,346, respectively. During the six month period ended September 30, 2011 and 2010, the Company had international sales of $224,848 and $169,867, respectively.

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder’s equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of September 30, 2011 and March 31, 2011, condensed consolidating statements of income for the three and six months ended September 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended September 30, 2011 and 2010.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$12,970	$526	$21,254	$—	$34,750
Trade and other receivables, net	663	164,345	199,582	—	364,590
Inventories	—	791,952	26,174	—	818,126
Rotable assets	—	23,578	8,643	—	32,221
Prepaid expenses and other	12,144	12,481	333	—	24,958
Assets held for sale	—	—	—	—	—
Total current assets	25,777	992,882	255,986	—	1,274,645
Property and equipment, net	10,077	664,648	45,224	—	719,949
Goodwill and other intangible assets, net	1,341	2,322,634	49,633	—	2,373,608
Other, net	26,658	20,473	5,586	—	52,717
Intercompany investments and advances	965,380	(107,176)	(2,493)	(855,711)	—
Total assets	$1,029,233	$3,893,461	$353,936	$(855,711)	$4,420,919

Current liabilities:
Current portion of long-term debt	$150,657	$12,450	$2,344	$—	$165,451
Accounts payable	5,993	251,257	7,512	—	264,762
Accrued expenses	18,062	257,859	8,081	—	284,002
Deferred income taxes	—	99,809	—	—	99,809
Liabilities related to assets held for sale	—	—	—	—	—
Total current liabilities	174,712	621,375	17,937	—	814,024
Long-term debt, less current portion	918,518	50,573	130,000	—	1,099,091
Intercompany debt	(1,824,160)	1,683,525	140,635	—	—
Accrued pension and other postretirement benefits, noncurrent	—	601,964	—	—	601,964
Deferred income taxes and other	19,364	146,996	(1,319)	—	165,041
Total stockholders’ equity	1,740,799	789,028	66,683	(855,711)	1,740,799
Total liabilities and stockholders’ equity	$1,029,233	$3,893,461	$353,936	$(855,711)	$4,420,919

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$766,759	$25,105	$(1,336)	$790,528

Operating costs and expenses:					—
Cost of sales	—	572,740	19,802	(1,336)	591,206
Selling, general and administrative	9,402	46,617	4,237	—	60,256
Acquisition and integration expenses	1,144	—	—	—	1,144
Depreciation and amortization	413	27,779	1,274	—	29,466
	10,959	647,136	25,313	(1,336)	682,072
Operating income (loss)	(10,959)	119,623	(208)	—	108,456
Intercompany interest and charges	(46,440)	45,636	804	—	—
Interest expense and other	17,225	2,183	(1,737)	—	17,671
Income (loss) from continuing operations, before income taxes	18,256	71,804	725	—	90,785
Income tax expense (benefit)	6,588	25,535	98	—	32,221
Income (loss) from continuing operations	11,668	46,269	627	—	58,564
Loss on discontinued operations, net	—	(76)	—	—	(76)
Net income (loss)	$11,668	$46,193	$627	$—	$58,488

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$745,533	$23,898	$(1,231)	$768,200

Operating costs and expenses:
Cost of sales	—	578,077	17,230	(1,231)	594,076
Selling, general and administrative	7,686	49,395	3,422	—	60,503
Acquisition and integration expenses	1,283	—	—	—	1,283
Depreciation and amortization	190	25,244	787	—	26,221
	9,159	652,716	21,439	(1,231)	682,083
Operating income (loss)	(9,159)	92,817	2,459	—	86,117
Intercompany interest and charges	(31,929)	31,160	769	—	—
Interest expense and other	21,526	2,403	(470)	—	23,459
Income from continuing operations, before income taxes	1,244	59,254	2,160	—	62,658
Income tax expense (benefit)	(630)	21,316	151	—	20,837
Income from continuing operations	1,874	37,938	2,009	—	41,821
Loss on discontinued operations, net	—	(281)	—	—	(281)
Net income	$1,874	$37,657	$2,009	$—	$41,540

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Six Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,586,904	$53,045	$(4,358)	$1,635,591

Operating costs and expenses:
Cost of sales	—	1,201,781	42,574	(4,358)	1,239,997
Selling, general and administrative	18,040	94,647	8,534	—	121,221
Acquisition and integration expenses	1,604	—	—	—	1,604
Depreciation and amortization	847	55,445	2,641	—	58,933
	20,491	1,351,873	53,749	(4,358)	1,421,755
Operating income(loss)	(20,491)	235,031	(704)	—	213,836
Intercompany interest and charges	(98,184)	96,228	1,956	—	—
Interest expense and other	43,564	2,645	(2,076)	—	44,133
Income (loss) from continuing operations, before income taxes	34,129	136,158	(584)	—	169,703
Income tax expense (benefit)	11,820	48,539	(124)	—	60,235
Income from continuing operations	22,309	87,619	(460)	—	109,468
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income	$22,309	$86,854	$(460)	$—	$108,703

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Six Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,132,400	$45,695	$(2,686)	$1,175,409

Operating costs and expenses:
Cost of sales	—	861,797	32,821	(2,686)	891,932
Selling, general and administrative	15,625	81,964	6,394	—	103,983
Acquisition and integration expenses	18,650	—	—	—	18,650
Depreciation and amortization	570	39,750	1,557	—	41,877
	34,845	983,511	40,772	(2,686)	1,056,442
Operating income(loss)	(34,845)	148,889	4,923	—	118,967
Intercompany interest and charges	(54,192)	52,601	1,591	—	—
Interest expense and other	31,806	5,019	(1,575)	—	35,250
Income (loss) from continuing operations, before income taxes	(12,459)	91,269	4,907	—	83,717
Income tax expense (benefit)	(3,125)	33,008	433	—	30,316
Income from continuing operations	(9,334)	58,261	4,474	—	53,401
Loss on discontinued operations, net	—	(489)	—	—	(489)
Net income	$(9,334)	$57,772	$4,474	$—	$52,912

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$22,309	$86,854	$(460)	$—	$108,703

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(14,071)	(48,482)	14,960	—	(47,593)
Net cash provided by operating activities	8,238	38,372	14,500	—	61,110
Capital expenditures	(1,759)	(30,161)	(2,000)	—	(33,920)
Proceeds from sale of assets	4,335	3,000	115	—	7,450
Acquisitions, net of cash acquired	—	19,205	—	—	19,205
Net cash used in investing activities	2,576	(7,956)	(1,885)	—	(7,265)
Net decrease in revolving credit facility	306,608	—	—	—	306,608
Proceeds on issuance of debt	—	—	59,800	—	59,800
Retirements and repayments of debt	(377,163)	(10,738)	(29,800)	—	(417,701)
Payments of deferred financing costs	(3,903)	—	—	—	(3,903)
Dividends paid	(2,943)	—	—	—	(2,943)
Repurchase of restricted shares for minimum tax obligation	(608)	—	—	—	(608)
Proceeds from exercise of stock options, including excess tax benefit	674	—	—	—	674
Intercompany financing and advances	62,221	(20,905)	(41,316)	—	—
Net cash used in financing activities	(15,114)	(31,643)	(11,316)	—	(58,073)
Effect of exchange rate changes on cash	—	—	(350)	—	(350)
Net change in cash and cash equivalents	(4,300)	(1,227)	949	—	(4,578)
Cash and cash equivalents at beginning of period	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of period	$12,970	$526	$21,254	$—	$34,750

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$(9,334)	$57,772	$4,474	$—	$52,912

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	7,256	58,635	(1,095)	—	64,796
Net cash (used in) provided by operating activities	(2,078)	116,407	3,379	—	117,708
Capital expenditures	(10,058)	(30,498)	(672)	—	(41,228)
Proceeds from sale of assets and businesses	—	1,110	22	—	1,132
Acquisitions, net of cash acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(10,058)	(362,616)	(650)	—	(373,324)
Net increase in revolving credit facility	97,145	—	—	—	97,145
Proceeds on issuance of debt	695,695	10	50,400	—	746,105
Retirements and repayments of debt	(591,012)	(19,536)	(51,972)	—	(662,520)
Payments of deferred financing costs	(22,663)	—	—	—	(22,663)
Dividends paid	(1,636)	—	—	—	(1,636)
Withholding of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	1,017	—	—	—	1,017
Intercompany financing and advances	(270,673)	265,343	5,330	—	—
Net cash (used in) provided by financing activities	(93,988)	245,817	3,758	—	155,587
Effect of exchange rate changes on cash	—	—	222	—	222
Net change in cash	(106,124)	(392)	6,709	—	(99,807)
Cash at beginning of period	148,437	1,712	7,069	—	157,218
Cash at end of period	$42,313	$1,320	$13,778	$—	$57,411

14.    RELATED PARTIES

The Company has commercial relationships with Wesco Aircraft Hardware Corp (“Wesco”) and Sequa Corporation (“Sequa”). Wesco is a distributor of aerospace hardware and provider of inventory management services under which Wesco provides aerospace hardware to the Company pursuant to long-term contracts. Sequa is a diversified aerospace and industrial company comprised of three businesses with leading positions in niche markets. The Carlyle Group owns a majority stake in

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
14. RELATED PARTIES (Continued)

both Wesco and Sequa and is the Company’s largest stockholder since the acquisition of Vought. The Carlyle Group may indirectly benefit from its economic interests in Wesco and Sequa from its contractual relationships with the Company.

The total amounts paid pursuant to the Company’s contracts for the six months ended September 30, 2011 and 2010 was approximately $21,802 and $12,339, respectively, to Wesco and approximately $3,297 and $0, respectively, to Sequa. The Company also had net sales to Sequa of $3,382 for the six months ended September 30, 2011. As of September 30, 2011, the Company had accounts payable to Wesco and Sequa of $131 and $91, respectively, as well as accounts receivable of $1,195 from Sequa.

15. SUBSEQUENT EVENTS

In October 2011, the Company's wholly-owned subsidiary Triumph Interiors, LLC acquired the assets of Aviation Network Services, LLC ("ANS"), a leading provider of repair and refurbishment of aircraft interiors primarily for commercial airlines. ANS provides Triumph Interiors, LLC with additional capacity and expanded product offerings, such as the repair and refurbishment of Passenger Service Units. and other interior products. The purchase price for ANS includes $7,500 in cash paid at closing and a contingent earnout of up to $3,000. The results of Triumph Interiors, LLC will continue to be included in the Company's Aftermarket Services segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Net sales for the second quarter of the fiscal year ending March 31, 2012 increased 2.9% to $790.5 million.

•	Operating income in the second quarter of fiscal 2012 increased 25.9% to $108.5 million.

•	Income from continuing operations for the second quarter of fiscal 2012 increased 40.0% to $58.6 million.

•	Backlog as of September 30, 2011 decreased to $3.76 billion or 0.5% from the prior year, but was flat sequentially from the prior quarter.

•	Income from continuing operations for the second quarter of fiscal 2012 was $1.13 per diluted common share, as compared to $0.84 per diluted share in the prior year period.

•
We generated $61.1 million of cash flow from operating activities for the six months ended September 30, 2011, after $61.0 million in pension contributions, as compared to $117.7 million in the prior year period.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$58,564	$41,821	$109,468	$53,401
Amortization of acquired contract liabilities	(5,770)	(8,722)	(13,510)	(9,581)
Depreciation and amortization	29,466	26,221	58,933	41,877
Interest expense and other	17,671	23,459	44,133	35,250
Income tax expense	32,221	20,837	60,235	30,316
EBITDA	132,152	103,616	259,259	151,263
Acquisition-related expenses	1,144	1,283	1,604	18,650
Adjusted EBITDA	$133,296	$104,899	$260,863	$169,913

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$108,456	$92,489	$22,644	$7,015	$(13,692)
Amortization of acquired contract liability	(5,770)	(5,770)	—	—	—
Depreciation and amortization	29,466	21,937	4,322	2,341	866
EBITDA	$132,152	$108,656	$26,966	$9,356	$(12,826)

	Three Months Ended September 30, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$86,117	$69,964	$17,149	$8,163	$(9,159)
Amortization of acquired contract liability	(8,722)	(8,722)	—	—	—
Depreciation and amortization	26,221	18,774	4,214	3,043	190
EBITDA	$103,616	$80,016	$21,363	$11,206	$(8,969)

	Six Months Ended September 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$213,836	$180,463	$45,061	$13,976	$(25,664)
Amortization of acquired contract liability	(13,510)	(13,510)	—	—	—
Depreciation and amortization	58,933	43,782	8,667	4,771	1,713
EBITDA	$259,259	$210,735	$53,728	$18,747	$(23,951)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$118,967	$106,030	$35,497	$12,284	$(34,844)
Amortization of acquired contract liability	(9,581)	(9,581)	—	—	—
Depreciation and amortization	41,877	26,818	8,403	6,086	570
EBITDA	$151,263	$123,267	$43,900	$18,370	$(34,274)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended September 30, 2011 compared to quarter ended September 30, 2010

	Quarter Ended September 30,
	2011	2010
	(dollars in thousands)
Net sales	$790,528	$768,200
Segment operating income	$122,148	$95,276
Corporate expenses	(13,692)	(9,159)
Total operating income	108,456	86,117
Interest expense and other	17,671	23,459
Income tax expense	32,221	20,837
Income from continuing operations	58,564	41,821
Loss from discontinued operations, net	(76)	(281)
Net income	$58,488	$41,540

Net sales increased by $22.3 million or 2.9% to $790.5 million for the quarter ended September 30, 2011 from $768.2 million for the quarter ended September 30, 2010. Despite the increase during the period, net sales were negatively impacted by Boeing's previously announced pause in production with the 747, along with declines in non-recurring work related to the 747 program. Excluding the impact of both of these items, net sale would have increased in excess of 10% for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Cost of sales decreased by $2.9 million, or 0.5%, to $591.2 million for the quarter ended September 30, 2011 from $594.1 million for the quarter ended September 30, 2010. This decrease was due in part to synergies related to the acquisition of Vought. Gross margin for the quarter ended September 30, 2011 was 25.2% as compared to 22.7% for the quarter ended September 30, 2010. This change was impacted by the change in the overall sales mix, primarily the decline in non-recurring work related to the 747 program

Segment operating income increased by $26.9 million, or 28.2%, to $122.1 million for the quarter ended September 30, 2011 from $95.3 million for the quarter ended September 30, 2010. The segment operating income increase was a direct result of the gross margin improvement, which included cumulative catch-up adjustments on long-term construction contracts ($7.3 million), net of system implementation expenses and lower pension and other postretirement benefit expenses ($10.7 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($7.0 million).

Corporate expenses increased by $4.5 million, or 49.5%, to $13.7 million for the quarter ended September 30, 2011 from $9.2 million for the quarter ended September 30, 2010. This increase was due to $2.1 million of additional costs related to the Mexican facility compared to the prior year period and $1.8 million in additional compensation and benefits. The costs of our Mexican facility are expected to continue to increase versus the prior year as it is in early stages of production.

Interest expense and other decreased by $5.8 million, or 24.7%, to $17.7 million for the quarter ended September 30, 2011 compared to $23.5 million for the prior year period. Interest expense and other decreased due to lower average debt

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

outstanding during the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

The effective income tax rate for the quarter ended September 30, 2011 was 35.5% compared to 33.3% for the quarter ended September 30, 2010. The effective income tax rate for the quarter ended September 30, 2010 was benefited by reductions to unrecognized tax benefits as a result of the resolution of prior years' tax examinations. For the fiscal year ending March 31, 2012, the Company expects its effective tax rate to be approximately 35.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the Domestic Production Deduction due to the Company's net operating loss position.

Loss from discontinued operations before income taxes was $0.1 million for the quarter ended September 30, 2011 compared with a loss from discontinued operations before income taxes of $0.4 million, for the quarter ended September 30, 2010. The benefit for income taxes was less than $0.1 million for the quarter ended September 30, 2011 compared to a benefit of $0.2 million in the prior year period. In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three Months Ended September 30,
	2011	2010
Aerostructures
Commercial aerospace	36.4%	33.9%
Military	24.6%	29.3%
Business Jets	11.9%	10.3%
Regional	0.6%	0.6%
Non-aviation	0.9%	1.1%
Total Aerostructures net sales	74.4%	75.2%
Aerospace Systems
Commercial aerospace	6.2%	5.1%
Military	8.0%	8.3%
Business Jets	0.8%	0.8%
Regional	0.6%	0.6%
Non-aviation	1.1%	1.1%
Total Aerospace Systems net sales	16.7%	15.9%
Aftermarket Services
Commercial aerospace	7.1%	6.4%
Military	0.6%	1.3%
Business Jets	0.4%	0.3%
Regional	0.2%	0.3%
Non-aviation	0.6%	0.6%
Total Aftermarket Services net sales	8.9%	8.9%
Total Consolidated net sales	100%	100%

We continue to experience a higher proportion of our sales mix in the commercial aerospace and military end-markets, with a slight increase in allocation from the business jets end-market.

	Quarter Ended September 30,			% of Total Sales
	2011	2010	% Change	2011	2010
	(in thousands)
NET SALES
Aerostructures	$587,977	$577,700	1.8%	74.4%	75.2%
Aerospace Systems	133,775	123,500	8.3%	16.9%	16.1%
Aftermarket Services	70,547	68,686	2.7%	8.9%	8.9%
Elimination of inter-segment sales	(1,771)	(1,686)	5.0%	(0.2)%	(0.2)%
	$790,528	$768,200	2.9%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Quarter Ended September 30,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$92,489	$69,964	32.2%	15.7%	12.1%
Aerospace Systems	22,644	17,149	32.0%	16.9%	13.9%
Aftermarket Services	7,015	8,163	(14.1)%	9.9%	11.9%
Corporate	(13,692)	(9,159)	49.5%	n/a	n/a
	$108,456	$86,117	25.9%	13.7%	11.2%

	Quarter Ended September 30,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
EBITDA
Aerostructures	$108,656	$80,016	35.8%	18.5%	13.9%
Aerospace Systems	26,966	21,363	26.2%	20.2%	17.3%
Aftermarket Services	9,356	11,206	(16.5)%	13.3%	16.3%
Corporate	(12,826)	(8,969)	43.0%	n/a	n/a
	$132,152	$103,616	27.5%	16.7%	13.5%

Aerostructures: The Aerostructures segment net sales increased by $10.3 million, or 1.8%, to $588.0 million for the quarter ended September 30, 2011 from $577.7 million for the quarter ended September 30, 2010. The increase was entirely organic. Despite the increase during the period, net sales were negatively impacted by Boeing's previously announced pause in production with the 747, along with declines in non-recurring work related to the 747 program. Excluding the impact of both of these items, net sale would have increased in excess of 10% for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The prior year period was negatively impacted by commercial production rate reductions (particularly in the 777 program).

Aerostructures segment operating income increased by $22.5 million, or 32.2%, to $92.5 million for the quarter ended September 30, 2011 from $70.0 million for the quarter ended September 30, 2010. Operating income for the quarter ended September 30, 2011 included cumulative catch-up adjustments on long-term construction contracts ($7.3 million) net of ERP system implementation expenses and lower pension and other postretirement benefit expenses ($10.7 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($6.8 million). These same factors contributed to the increase in EBITDA year over year. The increase in EBITDA was greater than the increase in operating income, due to the increase in depreciation and amortization, which is not included in EBITDA. The increase in depreciation and amortization was due principally to the Vought acquisition.

Aerostructures segment operating income as a percentage of segment sales increased to 15.7% for the quarter ended September 30, 2011 as compared to 12.1% for the quarter ended September 30, 2010, due to the impact of cumulative catch-up adjustments on long-term construction contracts and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $10.3 million, or 8.3%, to $133.8 million for the quarter ended September 30, 2011 from $123.5 million for the quarter ended September 30, 2010. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $5.5 million, or 32.0%, to $22.6 million for the quarter ended September 30, 2011 from $17.1 million for the quarter ended September 30, 2010. Operating income increased primarily due to

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

increased sales as well as improved gross margin, due to sales mix and increased efficiencies in production associated with higher volume of work ($3.9 million). These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.9% for the quarter ended September 30, 2011 as compared to 13.9% for the quarter ended September 30, 2010, due to the improvements in gross margin noted above. These same factors contributed to the increase in EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $1.9 million, or 2.7%, to $70.5 million for the quarter ended September 30, 2011 from $68.7 million for the quarter ended September 30, 2010. Net sales increased due to continued improvement in global commercial air traffic and decreases in airline inventory de-stocking.

Aftermarket Services segment operating income decreased by $1.1 million, or 14.1%, to $7.0 million for the quarter ended September 30, 2011 from $8.2 million for the quarter ended September 30, 2010. Operating income decreased primarily due to increased reserves on specific slow moving inventory ($1.3 million). These same factors contributed to the decrease in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales decreased to 9.9% for the quarter ended September 30, 2011 as compared with 11.9% for the quarter ended September 30, 2010, due to the increased reserves on specific slow moving inventory noted above, which also caused the decline in EBITDA margin.

Six months ended September 30, 2011 compared to six months ended September 30, 2010.

	Six Months Ended September 30,
	2011	2010
	(dollars in thousands)
Net sales	$1,635,591	$1,175,409
Segment operating income	$239,500	$153,811
Corporate expenses	(25,664)	(34,844)
Total operating income	213,836	118,967
Interest expense and other	44,133	35,250
Income tax expense	60,235	30,316
Income from continuing operations	109,468	53,401
Loss from discontinued operations, net	(765)	(489)
Net income	$108,703	$52,912

Net sales increased by $460.2 million, or 39.2%, to $1.64 billion for the six months ended September 30, 2011 from $1.18 billion for the six months ended September 30, 2010. The acquisition of Vought contributed an increase of $400.5 million to net sales. Excluding the effects of the acquisition of Vought, organic sales increased $59.7 million, or 9.0%. The prior year period was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased $348.1 million, or 39.0%, to $1.24 billion for the six months ended September 30, 2011 from $891.9 million for the six months ended September 30, 2010. This increase includes the impact of the acquisition of Vought noted above, which contributed $304.5 million. Gross margin for the six months ended September 30, 2011 was 24.2%, as compared to 24.1% for the prior year period. Excluding the effects of the acquisition of Vought, gross margin was 29.1% for the six months ended September 30, 2011, compared with 29.3% for the six months ended September 30, 2010.

Segment operating income increased by $85.7 million, or 55.7%, to $239.5 million for the six months ended September 30, 2011 from $153.8 million for the six months ended September 30, 2010. The operating income increase was due to the contribution from the acquisition of Vought ($70.3 million) and increased organic sales ($9.7 million).

Corporate expenses decreased by $9.2 million, or 26.3%, to $25.7 million for the six months ended September 30, 2011

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

from $34.8 million for the six months ended September 30, 2010. Corporate expenses for fiscal 2011 included $18.7 million of non-recurring acquisition and integration expenses associated with the acquisition of Vought, as compared to $1.6 million in integration expenses for the six months ended September 30, 2011. This decrease in corporate expenses was partially offset by increased compensation and benefits ($2.8 million) due to increased corporate head count as compared to the prior year period and an increase of $3.5 million of start up costs related to the Mexican facility compared to the prior year period. The costs of our Mexican facility are expected to continue to increase versus the prior year as it is in the early stages of production.

Interest expense and other increased by $8.9 million, or 25.2%, to $44.1 million for the six months ended September 30, 2011 compared to $35.3 million for the prior year period. Interest expense and other increased due to the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011, as well as higher average debt outstanding during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, including the Senior Notes due 2018 (the “2018 Notes”), along with higher interest rates on our revolving credit facility.

The effective income tax rate for the six months ended September 30, 2011 was 35.5% compared to 36.2% for the six months ended September 30, 2010. The fiscal 2011 effective income tax rate is impacted by the $18.7 million in acquisition-related expenses, which were only partially deductible for tax purposes, as well as the absence of the Research and Development tax credit, which expired December 31, 2009. For the fiscal year ending March 31, 2012, the Company expects its effective tax rate to be approximately 35.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the Domestic Production Deduction due to the Company's net operating loss position.
Loss from discontinued operations before income taxes was $1.2 million for the six months ended September 30, 2011 compared with a loss from discontinued operations before income taxes of $0.8 million for the six months ended September 30, 2010. The benefit for income taxes was $0.4 million for the six months ended September 30, 2011 compared to a benefit of $0.3 million in the prior year period. In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition.

Business Segment Performance – Six months ended September 30, 2011 compared to six months ended September 30, 2010.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,
Aerostructures	2011	2010
Commercial aerospace	38.5%	32.2%
Military	23.7%	26.0%
Business Jets	11.6%	8.8%
Regional	0.6%	0.7%
Non-aviation	0.8%	1.2%
Total Aerostructures net sales	75.2%	68.9%
Aerospace Systems
Commercial aerospace	5.9%	6.6%
Military	7.8%	10.4%
Business Jets	0.8%	0.9%
Regional	0.6%	0.7%
Non-aviation	1.1%	1.5%
Total Aerospace Systems net sales	16.2%	20.1%
Aftermarket Services
Commercial aerospace	6.8%	8.0%
Military	0.7%	1.5%
Business Jets	0.4%	0.5%
Regional	0.2%	0.3%
Non-aviation	0.5%	0.7%
Total Aftermarket Services net sales	8.6%	11.0%
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the regional jet end-market continues to decline in the current economy. We continue to experience an increase in the mix of the commercial aerospace end-market. We recently have experienced slight growth in the business jet end-market.

	Six Months Ended September 30,			% of Total Sales
	2011	2010	% Change	2011	2010
	(in thousands)
NET SALES
Aerostructures	$1,231,283	$809,035	52.2%	75.3%	68.8%
Aerospace Systems	266,785	240,933	10.7%	16.3%	20.5%
Aftermarket Services	140,915	128,483	9.7%	8.6%	10.9%
Elimination of inter-segment sales	(3,392)	(3,042)	11.5%	(0.2)%	(0.2)%
Total Net Sales	$1,635,591	$1,175,409	39.2%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$180,463	$106,030	70.2%	14.7%	13.1%
Aerospace Systems	45,061	35,497	26.9%	16.9%	14.7%
Aftermarket Services	13,976	12,284	13.8%	9.9%	9.6%
Corporate	(25,664)	(34,844)	(26.3)%	n/a	n/a
Total Operating Income	$213,836	$118,967	79.7%	13.1%	10.1%

	Six Months Ended September 30,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
EBITDA
Aerostructures	$210,735	$123,267	71.0%	17.1%	15.2%
Aerospace Systems	53,728	43,900	22.4%	20.1%	18.2%
Aftermarket Services	18,747	18,370	2.1%	13.3%	14.3%
Corporate	(23,951)	(34,274)	(30.1)%	n/a	n/a
	$259,259	$151,263	71.4%	15.9%	12.9%

Aerostructures: The Aerostructures segment net sales increased by $422.2 million, or 52.2%, to $1.23 billion for the six months ended September 30, 2011 from $809.0 million for the six months ended September 30, 2010. The increase was primarily due to the acquisition of Vought ($400.5 million), in addition to an increase in organic sales of $21.7 million. The current year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program. The prior year period was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Aerostructures segment operating income increased by $74.4 million, or 70.2%, to $180.5 million for the six months ended September 30, 2011 from $106.0 million for the six months ended September 30, 2010. Operating income increased due in part to the increase in organic sales, contributions from the acquisition of Vought ($70.3 million) and improved gross margins on organic sales ($1.5 million).

Aerostructures segment operating income as a percentage of segment sales increased to 14.7% for the six months ended September 30, 2011 as compared to 13.1% for the six months ended September 30, 2010, due to the impact of cumulative catch-up adjustments on long-term construction contracts and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $25.9 million, or 10.7%, to $266.8 million for the six months ended September 30, 2011 from $240.9 million for the six months ended September 30, 2010. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $9.6 million, or 26.9%, to $45.1 million for the six months ended September 30, 2011 from $35.5 million for the six months ended September 30, 2010. Operating income increased due to increases in gross margin ($5.0 million) due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($8.3 million), offset by increased legal fees ($1.9 million) and compensation and benefits ($0.6 million). These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.9% for the six months ended September 30, 2011 as compared to 14.7% for the six months ended September 30, 2010, due to the improvements in gross margin noted above. These same factors contributed to the increase in EBITDA margin year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aftermarket Services: The Aftermarket Services segment net sales increased by $12.4 million, or 9.7%, to $140.9 million for the six months ended September 30, 2011 from $128.5 million for the six months ended September 30, 2010. Net sales increased due to continued improvement in global commercial air traffic and decreases in airline inventory de-stocking. We do not expect segment net sales to continue to experience growth at the recent growth rates.

Aftermarket Services segment operating income increased by $1.7 million, or 13.8%, to $14.0 million for the six months ended September 30, 2011 from $12.3 million for the six months ended September 30, 2010. Operating income increased primarily due to increased sales volume as described above, as well as a slight increase in gross margin as a result of increased efficiencies in production associated with the higher volume of work. These same factors contributed to the increase in EBITDA year over year; however, the growth in EBITDA was less than the growth in operating income, as depreciation and amortization was lower for the six months ended September 30, 2011 versus the six months ended September 30, 2010.

Aftermarket Services segment operating income as a percentage of segment sales increased to 9.9% for the six months ended September 30, 2011 as compared with 9.6% for the six months ended September 30, 2010, due to the increase in sales volume and related efficiencies noted above. Despite the operating margin improvement, EBITDA margin declined due to lower depreciation and amortization expenses in the current year, as certain intangibles became fully amortized in a prior period.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit and leasing arrangements. During the six months ended September 30, 2011, we generated approximately $61.1 million of cash flows in operating activities, used approximately $7.3 million in investing activities and used approximately $58.1 million in financing activities.

Cash flows from operations for the six months ended September 30, 2011 decreased $56.6 million, or 48.1%, from the six months ended September 30, 2010. Our cash flows from operations decreased due to a decrease of $193.6 million in working capital changes, including increased trade and other receivables of $73.3 million due primarily to a $51.0 million contractual payment not being received until October 2011, and increases in inventories of $25.3 million due to increased supply as well as declines in unliquidated progress payments, excess funding above expense of our pension and other postretirement benefits plans of $18.1 million.

These decreases were offset by increases in net income of $55.8 million and an increase of $79.8 million in noncash charges such as depreciation and amortization associated with the acquisition of Vought, the write-off of unamortized discounts and deferred financing fees on the extinguishment of the Term Loan and the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.

Cash flows used in investing activities for the six months ended September 30, 2011 decreased $366.1 million from the six months ended September 30, 2010. Our cash flows used in investing activities decreased as the prior year period included the acquisition of Vought ($333.1 million). Cash flows used in investing activties for the six months ended September 30, 2011, included $20.0 million in funds received from escrow on the acquisition of Vought for the settlement of opening balance sheet liabilities. Cash flows from financing activities for the six months ended September 30, 2011 decreased $213.7 million from the six months ended September 30, 2010, as the prior year period included the proceeds obtained in order to finance the acquisition of Vought. Cash flows from financing activities for the six months ended September 30, 2011 included the extinguishment of the term loan credit agreement (the "Term Loan") ($350.0 million), the redemption of certain Convertible Notes ($28.8 million), and the payment of contingent earnouts ($4.8 million).

As of September 30, 2011, $424.4 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2011, an aggregate amount of approximately $391.6 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.25% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850.0 million, with a $50.0 million accordion feature, from $535.0 million, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished its Term Loan at face value of $350.0 million, plus accrued interest. The Company recorded a pretax loss of

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of unamortized discounts and deferred financing fees on the Term Loan.

At September 30, 2011, there was $130.0 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In June 2010, the Company issued the Senior Notes due 2018 (the "2018 Notes") for $350.0 million in principal amount.  The 2018 Notes were sold at 99.27% of principal amount for net proceeds of $347.5 million, and have an effective interest yield of 8.75%. Interest on the 2018 Notes is payable semiannually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

In November 2009, the Company issued the Senior Subordinated Notes Due 2017 (the "2017 Notes") for $175.0 million in principal amount.  The 2017 Notes were sold at 98.56% of principal amount for net proceeds of $172.5 million, and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. We used the net proceeds for general corporate purposes, which included debt reduction, including repayment of amounts outstanding under the Credit Facility, without any permanent reduction of the commitments thereunder. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.4 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

In September 2006, the Company issued convertible senior subordinated notes (the “Convertible Notes”). The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. During the six months ended September 30, 2011, the Company settled the conversion of $28.8 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 379,838 shares. In September 2011, the Company received notice of conversion from holders of $21.6 million in principal value of the Convertible Notes. These conversions were settled in the third quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 387,000 shares. In October 2011, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through December 31, 2011.
Capital expenditures were approximately $33.9 million for the six months ended September 30, 2011, primarily for manufacturing machinery and equipment. We funded these expenditures through cash generated from operations. We expect capital expenditures and investments of approximately $120.0 million to $135.0 million for our fiscal year ending March 31, 2012. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,268,871	$165,452	$154,624	$409,496	$539,299
Debt interest (2)	306,420	51,899	93,610	90,769	70,142
Operating leases	96,162	23,377	41,587	11,432	19,766
Contingent payments (3)	29,125	18,771	10,354	—	—
Purchase obligations	810,165	696,571	113,425	166	3
Total	$2,510,743	$956,070	$413,600	$511,863	$629,210
_________________________________________
(1) Included in the Company’s balance sheet at September 30, 2011, plus discounts on the 2017 Notes and the 2018 Notes of $2.1 million and $2.3 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.
(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.1 million as of September 30, 2011 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

As of September 30, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.*

__________________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	November 4, 2011
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	November 4, 2011
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 4, 2011
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2
Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended September 20, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements. *

__________________________________

*	Filed herewith.