Form 10-Q
period 2011-12-31
TRIUMPH GROUP INC
filed 2012-02-03
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2011

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

Common Stock, par value $0.001 per share, 49,120,616 shares outstanding as of February 1, 2012.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,682	$39,328
Trade and other receivables, less allowance for doubtful accounts of $3,335 and $3,196	345,627	374,491
Inventories, net of unliquidated progress payments of $148,351 and $138,206	848,555	781,714
Rotable assets	33,024	26,607
Prepaid and other current assets	47,908	18,141
Assets held for sale	—	4,574
Total current assets	1,307,796	1,244,855
Property and equipment, net	722,332	734,879
Goodwill	1,533,102	1,530,580
Intangible assets, net	837,641	859,620
Deferred income taxes, noncurrent	105	54,539
Other, net	32,597	38,764
Total assets	$4,433,573	$4,463,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$141,535	$300,252
Accounts payable	236,134	262,716
Accrued expenses	320,722	313,354
Deferred income taxes	49,871	78,793
Liabilities related to assets held for sale	—	431
Total current liabilities	748,262	955,546
Long-term debt, less current portion	1,070,520	1,011,752
Accrued pension and other postretirement benefits, noncurrent	558,470	680,754
Other noncurrent liabilities	250,045	180,462
Temporary equity	—	2,506
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 49,598,323 and 48,690,606 shares issued; 49,460,412 and 48,513,422 shares outstanding	50	49
Capital in excess of par value	833,221	819,197
Treasury stock, at cost, 137,911 and 177,184 shares	(4,044)	(5,085)
Accumulated other comprehensive income	110,360	120,471
Retained earnings	866,689	697,585
Total stockholders’ equity	1,806,276	1,632,217
Total liabilities and stockholders’ equity	$4,433,573	$4,463,237

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010		2011		2010

Net sales	$825,962	$810,853		$2,461,553		$1,986,262
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	618,602	630,612		1,858,600		1,522,544
Selling, general and administrative	57,494	66,930		178,714		170,913
Acquisition and integration expenses	2,095	1,000		3,699		19,650
Depreciation and amortization	30,131	25,652		89,064		67,529
	708,322	724,194		2,130,077		1,780,636

Operating income	117,640	86,659		331,476		205,626
Interest expense and other	14,543	21,869		58,676		57,119
Income from continuing operations before income taxes	103,097	64,790		272,800		148,507
Income tax expense	37,194	19,810		97,429		50,126
Income from continuing operations	65,903	44,980		175,371		98,381
Loss from discontinued operations, net	—	(336)		(765)		(825)
Net income	$65,903	$44,644		$174,606		$97,556

Earnings per share—basic:
Income from continuing operations	$1.35	$0.93		$3.60		$2.24
Loss from discontinued operations, net	—	(0.01)		(0.02)		(0.02)
Net income	$1.35	$0.93	*	$3.59	*	$2.22

Weighted average common shares outstanding—basic	48,912	48,155		48,692		43,956
Earnings per share—diluted:
Income from continuing operations	$1.27	$0.88		$3.39		$2.13
Loss from discontinued operations, net	—	(0.01)		(0.01)		(0.02)
Net income	$1.27	$0.88	*	$3.38		$2.11

Weighted average common shares outstanding—diluted	51,968	50,950		51,689		46,213

Dividends declared and paid per common share	$0.04	$0.02		$0.10		$0.06
* Difference due to rounding.
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2011	2010

Operating Activities
Net income	$174,606	$97,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,064	67,529
Amortization of acquired contract liabilities	(18,504)	(18,825)
Accretion of debt discount	4,399	5,290
Other amortization included in interest expense	8,750	3,057
Provision for doubtful accounts receivable	664	251
Provision for deferred income taxes	96,532	61,552
Employee stock-based compensation	3,752	2,438
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	7,338	82,757
Rotable assets	(6,677)	(1,201)
Inventories	(65,854)	(37,918)
Prepaid expenses and other current assets	(317)	2,011
Accounts payable, accrued expenses and other current liabilities	(19,506)	(89,504)
Accrued pension and other postretirement benefits	(131,073)	(58,454)
Changes in discontinued operations	241	162
Other	104	(1,955)
Net cash provided by operating activities	143,519	114,746
Investing Activities
Capital expenditures	(58,682)	(68,691)
Proceeds from sale of assets	8,523	3,979
Acquisitions, net of cash acquired	11,705	(333,228)
Net cash used in investing activities	(38,454)	(397,940)
Financing Activities
Net increase in revolving credit facility	267,862	104,575
Proceeds from issuance of long-term debt	75,400	796,104
Repayment of debt and capital lease obligations	(447,200)	(716,858)
Payment of deferred financing costs	(3,927)	(22,768)
Dividends paid	(4,920)	(2,605)
Repurchase of restricted shares for minimum tax obligation	(608)	(1,861)
Proceeds from exercise of stock options, including excess tax benefit of $1,880 and $251 in fiscal 2012 and 2011	2,947	2,790
Net cash (used in) provided by financing activities	(110,446)	159,377
Effect of exchange rate changes on cash	(1,265)	(138)

Net change in cash	(6,646)	(123,955)
Cash at beginning of period	39,328	157,218

Cash at end of period	$32,682	$33,263
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$65,903	$44,644	$174,606	$97,556
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,301)	(1,620)	(8,171)	290
Pension and postretirement adjustments, net of income taxes of $427, $12,093, $1,281 and $12,093, respectively	(698)	(18,951)	(2,094)	(18,951)
Unrealized (loss) gain on cash flow hedge, net of tax of $49, $113, $39 and $339, respectively	(80)	297	152	891
Total other comprehensive loss	(4,079)	(20,274)	(10,113)	(17,770)

Total comprehensive income	$61,824	$24,370	$164,493	$79,786

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2011 audited consolidated financial statements and notes thereto, included in the Form 10-K for the year ended March 31, 2011 filed in May 2011.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification (“ASC”) and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units of delivery method of accounting.

•
Under the cost-to-cost method of accounting, progress toward completion is measured as the ratio of total costs incurred to estimated total costs at completion. Costs are recognized as incurred. Profit is determined based on

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated profit margin on the contract multiplied by the progress toward completion. Revenue represents the sum of costs and profit on the contract for the period.

•
Under the units-of-delivery method of accounting, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. The costs recorded on a contract under the units-of-delivery method of accounting are equal to the total costs at completion divided by the total units to be delivered. As contracts can span multiple years, the Company often segments the contracts into production lots for the purposes of accumulating and allocating cost. Profit is recognized as the difference between revenue for the units delivered and the estimated costs for the units delivered.

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

For the three months ended December 31, 2011, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $8,441, $5,396 and $0.10, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2011 included gross favorable adjustments of approximately $14,344 and gross unfavorable adjustments of approximately $5,903. For the nine months ended December 31, 2011, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $15,741, $10,119 and $0.20, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2011 included gross favorable adjustments of approximately $26,244 and gross unfavorable adjustments of approximately $10,503. For the three and nine months ended December 31, 2010, there were no changes in estimates to our contracts accounted for under the percentage-of-completion method that materially impacted the Company's results of operations, cash flows, or inventory valuation.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the three months ended December 31, 2011 and 2010, the Company recognized $4,994 and $9,244, respectively, into net sales in the accompanying consolidated statements of income. For the nine months ended December 31, 2011 and 2010, the Company recognized $18,504 and $18,825, respectively, into net sales in the accompanying consolidated statements of income.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Aftermarket Services Group provides repair and overhaul services, a small portion of which services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method of accounting to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customers’ fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 36.5% and 31.7% of total trade accounts receivable as of December 31, 2011 and March 31, 2011, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the nine months ended December 31, 2011 were $1,133,359, or 46% of net sales, of which $1,067,437, $47,288 and $18,634 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2010 were $870,978, or 44% of net sales, of which $799,752, $43,267 and $27,959 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2011 and 2010 was $1,355 and $956, respectively. Stock-based compensation expense for the nine months ended December 31, 2011 and 2010 was $3,752 and $2,438, respectively. The benefits of tax deductions in excess of recognized compensation expense were $1,880 and $876 for the nine months ended December 31, 2011 and 2010, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	December 31, 2011
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$459,377	$(62,590)	$396,787
Product rights and licenses	12.0	37,776	(23,327)	14,449
Non-compete agreements and other	13.0	7,327	(5,922)	1,405
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$929,480	$(91,839)	$837,641

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

Amortization expense for the three and nine months ended December 31, 2011 and 2010 was $8,497 and $25,390 and $6,970 and $18,215, respectively.

Supplemental Cash Flow Information

The Company paid $282 and $1,383 for income taxes, net of refunds received for the nine months ended December 31, 2011 and 2010, respectively. The Company made interest payments of $52,872 and $34,227 for the nine months ended December 31, 2011 and 2010, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3) during the nine months ended December 31, 2010.

During the nine months ended December 31, 2011 and 2010, the Company financed $61 and $11,483 of property and equipment additions through capital leases, respectively. During the nine months ended December 31, 2011, the Company issued 772,398 shares in connection with certain redemptions of convertible senior subordinated notes (Note 6). During the nine months ended December 31, 2010, the Company issued 14,992,330 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3).

3. ACQUISITIONS
Aviation Network Services, LLC

In October 2011, the Company's wholly-owned subsidiary Triumph Interiors, LLC acquired the assets of Aviation Network Services, LLC ("ANS"), a leading provider of repair and refurbishment of aircraft interiors primarily for commercial airlines. ANS provides Triumph Interiors, LLC with additional capacity and expanded product offerings, such as the repair and refurbishment of passenger service units and other interior products. The results of Triumph Interiors, LLC continue to be included in the Company's Aftermarket Services segment.

The purchase price for ANS of $9,426 included cash paid at closing and the estimated acquisition-date fair value of contingent consideration. The estimated acquisition-date fair value of contingent consideration relates to an earnout note contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2013, 2014 and 2015 are $1,100, $900 and $1,000, respectively. The estimated fair value of the earnout note is $1,926, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,132 was recorded as goodwill. The Company has also identified intangible assets of $3,863 with a weighted-average life of 9.9 years. The Company has recorded its best estimate of the value of the assets and liabilities; however, the allocation of the purchase price for ANS is not complete. The purchase consideration will be finalized upon the settlement of working capital adjustments with the prior owners. The Company expects to finalize the allocation of the purchase price in the fourth quarter. The finalization of the Company's purchase accounting assessment may result in changes in the valuation of assets and liabilities acquired, but is not expected to to have a material impact on the Company's consolidated balance sheet, statement of income, or statement of cash flows.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of ANS:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
3. ACQUISITIONS (Continued)

October 31, 2011
Trade and other receivables	$625
Inventory	1,500
Prepaid expenses and other	12
Property and equipment	400
Goodwill	3,132
Intangible assets	3,863
Total assets	$9,532

Accounts payable	$73
Accrued expenses	33
Other noncurrent liabilities	1,926
Total liabilities	$2,032

The ANS acquisition has been accounted for under the acquisition method of accounting and, accordingly, is included in the consolidated financial statements from the date of acquisition. The ANS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $168 in acquisition-related costs in connection with the ANS acquisition recorded in acquisition and integration expenses in the accompanying consolidated statement of income.

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

Nine Months Ended December 31,
2010
Net sales	$2,350,327
Income from continuing operations	100,969

Income from continuing operations – basic	$2.10
Income from continuing operations – diluted	$2.01

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

Revenues of discontinued operations were $0 and $286, and $281 and $1,239 for the three and nine months ended December 31, 2011 and 2010, respectively. The loss from discontinued operations was $0 and $765, and $336 and $825, net of income tax benefit of $0 and $412, and $179 and $443 for the three and nine ended December 31, 2011 and 2010, respectively. Interest expense of $0 and $68, and $67 and $194 was allocated to discontinued operations for the three and nine months ended December 31, 2011 and 2010, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

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

In December 2010, the Company sold certain contracts and related assets of the Milwaukee sales office of Triumph Accessory Services - Wellington at net book value for total proceeds of $3,072, with $2,458 received at closing and $614 received upon expiration of the escrow in December 2011, resulting in no gain or loss on sale.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    INVENTORIES
Inventories are stated at the lower of cost (average cost or specific identification methods) or market. The components of inventories are as follows:

	December 31, 2011	March 31, 2011
Raw materials	$50,508	$72,174
Work-in-process, including manufactured and purchased components	905,333	805,642
Finished goods	41,065	42,104
Less: unliquidated progress payments	(148,351)	(138,206)
Total inventories	$848,555	$781,714

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2011	March 31, 2011

Revolving credit facility	$352,862	$85,000
Receivable securitization facility	143,200	100,000
Equipment leasing facility and other capital leases	58,560	67,822
Term loan credit agreement	—	346,731
Secured promissory notes	—	7,505
Senior subordinated notes due 2017	172,994	172,801
Senior notes due 2018	347,804	347,623
Convertible senior subordinated notes	128,657	176,544
Other debt	7,978	7,978
	1,212,055	1,312,004
Less current portion	141,535	300,252
	$1,070,520	$1,011,752

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

At December 31, 2011, there were $352,862 in borrowings and $33,745 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2011, there were $85,000 in borrowings and $40,135 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2011, the Company had borrowing capacity under this facility of $463,393 after reductions for borrowings and letters of credit outstanding under the facility.

Receivables Securitization Program

In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2011, the Company had no availability under the Securitization Facility above the amount outstanding. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102.00% of the maximum amount available under the Securitization Facility. At December 31, 2011, there was $143,200 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $325 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.

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

During the nine months ended December 31, 2011 and 2010, the Company entered into new capital leases in the amount of $61 and $11,483, respectively, to finance a portion of the Company’s capital additions for the period.

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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the 5 consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will be payable beginning April 1, 2012 on principal that remains outstanding. This

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    LONG-TERM DEBT (Continued)

contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at December 31, 2011 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were returned for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.7581 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.20 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through December 31, 2011, the Convertible Notes were eligible for conversion. During the nine months ended December 31, 2011, the Company settled the conversion of $50,393 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,398 shares. In January 2012, the Company received notice of conversion from holders of $12 in principal value of the Convertible Notes. These conversions were settled in the fourth quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 240 shares. In January 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2012. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.20. The average price of the Company’s common stock for the fiscal quarters ended December 31, 2011 and 2010 was $55.30 and $42.31, respectively. Therefore, 2,595,449 and 2,344,820 additional shares were included in the diluted earnings per share calculation as of the fiscal quarters ended December 31, 2011 and 2010, respectively. The average price of the Company’s common stock for the nine months ended December 31, 2011 and 2010 was $50.15 and $37.63, respectively. Therefore, as of the nine months ended December 31, 2011 and 2010, there were 2,555,096 and 1,817,874 additional shares, respectively, included in the diluted earnings per share. If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    LONG-TERM DEBT (Continued)

The amount of interest expense recognized and the effective rate for the Convertible Notes were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Contractual coupon interest	$925	$1,175	$2,897	$3,525
Amortization of discount on convertible notes	—	1,637	2,506	4,833
Interest expense	$925	$2,812	$5,403	$8,358

Effective interest rate	2.9%	6.5%	5.0%	6.5%

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

Level 3    Unobservable inputs for the asset or liability

The following table provides the liabilities reported at fair value and measured on a recurring basis as of December 31, 2011:

		Fair Value Measurements Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration	$(1,962)	$—	$—	$(1,962)
Derivatives	(128)	—	(128)	—

The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.

Due to changes in the projected earnings over the related contingent consideration period, the Company concluded that the fair value of the contingent consideration for the acquisition of Fabritech, Inc. ("Fabritech"), which was acquired in March 2010, was zero. The maximum amount of the earnout that could be earned is $16,000. As a result, a benefit of $2,870 was recognized and included within "Interest expense and other" in the accompanying consolidated statements of income for the three and nine months ended December 31, 2011. In addition, the Company considered these changes in projected earnings to be an indicator of impairment of the associated long-lived asset group (whose carrying value was $9,265 at December 31, 2011) and, as a result, tested these long-lived assets for recoverability as of December 31, 2011 and concluded the long-lived assets were recoverable.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
7.    FAIR VALUE MEASUREMENTS (Continued)

Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at December 31, 2011 was $5,762.

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2011 and March 31, 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,212,055	$1,433,537	$1,312,004	$1,483,796

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

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2011	2010	2011	2010

Weighted average common shares outstanding – basic	48,912	48,155	48,692	43,956
Net effect of dilutive stock options	461	450	442	439
Potential common shares - convertible debt	2,595	2,345	2,555	1,818
Weighted average common shares outstanding – diluted	51,968	50,950	51,689	46,213

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
8. Earnings Per Share (Continued)

The weighted-average common shares outstanding – basic for the nine months ended December 31, 2010 includes the 14,992,330 shares issued as partial consideration in the acquisition of Vought for the pro rata portion of the quarter ended June 30, 2010 (see Note 3).

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2011 and March 31, 2011, the total amount of accrued income tax-related interest and penalties was $215 and $156, respectively.

As of December 31, 2011 and March 31, 2011, the total amount of unrecognized tax benefits was $7,083 and $6,934, respectively, of which $5,300 and $5,151, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the nine months ended December 31, 2011 was 35.7% as compared to 33.7% for the nine months ended December 31, 2010 reflecting the non-deductibility of certain acquisition-related expenses in the prior year period, which was more than offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010 and by reductions to unrecognized tax benefits as a result of the resolution of prior years' tax examinations. In December 2011, the Company filed a refund claim for $29,314 as a result of carrying back tax losses from fiscal 2011 to prior years. The refund claim is included in "prepaid and other current assets" in the accompanying consolidated balance sheet as of December 31, 2011 and is expected to be received in the fourth quarter of fiscal 2012.

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

As of December 31, 2011, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2007 through March 31, 2009. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2011 through December 31, 2011:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2011	$1,294,478	$183,633	$52,469	$1,530,580
Goodwill recognized in connection with acquisitions	1,949	—	3,132	5,081
Purchase price adjustments	(216)	—	—	(216)
Effect of exchange rate changes and other	—	(2,343)	—	(2,343)
Balance, December 31, 2011	$1,296,211	$181,290	$55,601	$1,533,102

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
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Components of net periodic benefit expense (income):
Service cost	$4,114	$5,499	$12,342	$11,525
Interest cost	27,015	29,327	81,044	63,587
Expected return on plan assets	(31,901)	(29,419)	(95,702)	(63,702)
Amortization of prior service costs	(2,753)	18	(8,260)	54
Amortization of net loss	29	787	86	879
Net periodic benefit expense (income)	$(3,496)	$6,212	$(10,490)	$12,343

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Components of net periodic benefit expense:
Service cost	$848	$990	$2,545	$2,145
Interest cost	4,618	5,326	13,855	11,540
Amortization of prior service costs	(1,132)	—	(3,397)	—
Net periodic benefit expense	$4,334	$6,316	$13,003	$13,685
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
12.    SEGMENTS (Continued)

Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales:
Aerostructures	$626,045	$613,545	$1,857,328	$1,422,580
Aerospace systems	133,291	124,693	400,076	365,626
Aftermarket services	68,640	74,708	209,555	203,191
Elimination of inter-segment sales	(2,014)	(2,093)	(5,406)	(5,135)
	$825,962	$810,853	$2,461,553	$1,986,262

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$103,947	$70,606	$284,410	$176,637
Aerospace systems	18,623	17,436	63,684	52,933
Aftermarket services	6,917	9,494	20,893	21,778
Corporate	(11,847)	(10,877)	(37,511)	(45,722)
	117,640	86,659	331,476	205,626
Interest expense and other	14,543	21,869	58,676	57,119
	$103,097	$64,790	$272,800	$148,507

Depreciation and amortization:
Aerostructures	$22,476	$18,071	$66,258	$44,889
Aerospace systems	4,296	4,336	12,963	12,738
Aftermarket services	2,431	2,400	7,202	8,486
Corporate	928	845	2,641	1,416
	$30,131	$25,652	$89,064	$67,529

Amortization of acquired contract liabilities, net:
Aerostructures	$4,994	$9,244	$18,504	$18,825

EBITDA:
Aerostructures	$121,429	$79,433	$332,164	$202,701
Aerospace systems	22,919	21,772	76,647	65,671
Aftermarket services	9,348	11,894	28,095	30,264
Corporate	(10,919)	(10,032)	(34,870)	(44,306)
	$142,777	$103,067	$402,036	$254,330

Capital expenditures:
Aerostructures	$16,794	$20,020	$38,519	$42,580
Aerospace systems	4,009	2,363	10,523	8,625
Aftermarket services	2,500	854	5,604	3,202
Corporate	1,459	4,225	4,036	14,284
	$24,762	$27,462	$58,682	$68,691

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
12.    SEGMENTS (Continued)

	December 31, 2011	March 31, 2011
Total Assets:
Aerostructures	$3,555,336	$3,577,294
Aerospace systems	549,303	554,235
Aftermarket services	315,982	307,413
Corporate	12,952	19,721
Discontinued operations	—	4,574
	$4,433,573	$4,463,237

During the three months ended December 31, 2011 and 2010, the Company had international sales of $116,963 and $111,435, respectively. During the nine months ended December 31, 2011 and 2010, the Company had international sales of $341,811 and $281,302, respectively.

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of December 31, 2011 and March 31, 2011, condensed consolidating statements of income for the three and nine months ended December 31, 2011 and 2010, and condensed consolidating statements of cash flows for the nine months ended December 31, 2011 and 2010.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$12,564	$445	$19,673	$—	$32,682
Trade and other receivables, net	401	150,900	194,326	—	345,627
Inventories	—	820,257	28,298	—	848,555
Rotable assets	—	22,939	10,085	—	33,024
Prepaid expenses and other	8,778	38,906	224	—	47,908
Assets held for sale	—	—	—	—	—
Total current assets	21,743	1,033,447	252,606	—	1,307,796
Property and equipment, net	10,260	666,158	45,914	—	722,332
Goodwill and other intangible assets, net	1,174	2,321,647	47,922	—	2,370,743
Other, net	25,911	938	5,853	—	32,702
Intercompany investments and advances	1,140,849	(226,805)	(6,788)	(907,256)	—
Total assets	$1,199,937	$3,795,385	$345,507	$(907,256)	$4,433,573

Current liabilities:
Current portion of long-term debt	$129,013	$12,522	$—	$—	$141,535
Accounts payable	6,680	221,586	7,868	—	236,134
Accrued expenses	20,365	293,126	7,231	—	320,722
Deferred income taxes	—	49,871	—	—	49,871
Liabilities related to assets held for sale	—	—	—	—	—
Total current liabilities	156,058	577,105	15,099	—	748,262
Long-term debt, less current portion	879,840	47,480	143,200	—	1,070,520
Intercompany debt	(1,662,853)	1,537,910	124,943	—	—
Accrued pension and other postretirement benefits, noncurrent	—	558,470	—	—	558,470
Deferred income taxes and other	20,616	230,731	(1,302)	—	250,045
Total stockholders’ equity	1,806,276	843,689	63,567	(907,256)	1,806,276
Total liabilities and stockholders’ equity	$1,199,937	$3,795,385	$345,507	$(907,256)	$4,433,573

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$802,380	$24,675	$(1,093)	$825,962

Operating costs and expenses:					—
Cost of sales	—	600,874	18,821	(1,093)	618,602
Selling, general and administrative	9,270	43,866	4,358	—	57,494
Acquisition and integration expenses	607	1,488	—	—	2,095
Depreciation and amortization	467	28,347	1,317	—	30,131
	10,344	674,575	24,496	(1,093)	708,322
Operating income (loss)	(10,344)	127,805	179	—	117,640
Intercompany interest and charges	(44,886)	44,037	849	—	—
Interest expense and other	16,118	(791)	(784)	—	14,543
Income from continuing operations, before income taxes	18,424	84,559	114	—	103,097
Income tax expense (benefit)	7,587	29,653	(46)	—	37,194
Income from continuing operations	10,837	54,906	160	—	65,903
Loss on discontinued operations, net	—	—	—	—	—
Net income	$10,837	$54,906	$160	$—	$65,903

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Three Months Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$787,664	$24,134	$(945)	$810,853

Operating costs and expenses:
Cost of sales	—	615,063	16,494	(945)	630,612
Selling, general and administrative	9,031	54,462	3,437	—	66,930
Acquisition and integration expenses	1,000	—	—	—	1,000
Depreciation and amortization	846	23,993	813	—	25,652
	10,877	693,518	20,744	(945)	724,194
Operating income (loss)	(10,877)	94,146	3,390	—	86,659
Intercompany interest and charges	(34,399)	33,585	814	—	—
Interest expense and other	20,998	1,795	(924)	—	21,869
Income from continuing operations, before income taxes	2,524	58,766	3,500	—	64,790
Income tax expense (benefit)	(1,931)	21,369	372	—	19,810
Income from continuing operations	4,455	37,397	3,128	—	44,980
Loss on discontinued operations, net	—	(336)	—	—	(336)
Net income	$4,455	$37,061	$3,128	$—	$44,644

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,389,284	$77,719	$(5,450)	$2,461,553

Operating costs and expenses:
Cost of sales	—	1,802,655	61,395	(5,450)	1,858,600
Selling, general and administrative	28,256	137,567	12,891	—	178,714
Acquisition and integration expenses	1,265	2,434	—	—	3,699
Depreciation and amortization	1,313	83,791	3,960	—	89,064
	30,834	2,026,447	78,246	(5,450)	2,130,077
Operating income (loss)	(30,834)	362,837	(527)	—	331,476
Intercompany interest and charges	(143,071)	140,266	2,805	—	—
Interest expense and other	59,684	1,854	(2,862)	—	58,676
Income (loss) from continuing operations, before income taxes	52,553	220,717	(470)	—	272,800
Income tax expense (benefit)	19,408	78,191	(170)	—	97,429
Income (loss) from continuing operations	33,145	142,526	(300)	—	175,371
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income (loss)	$33,145	$141,761	$(300)	$—	$174,606

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

	Nine Months Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,920,064	$69,829	$(3,631)	$1,986,262

Operating costs and expenses:
Cost of sales	—	1,476,963	49,212	(3,631)	1,522,544
Selling, general and administrative	24,656	136,376	9,881	—	170,913
Acquisition and integration expenses	19,650	—	—	—	19,650
Depreciation and amortization	1415	63,743	2,371	—	67,529
	45,721	1,677,082	61,464	(3,631)	1,780,636
Operating income (loss)	(45,721)	242,982	8,365	—	205,626
Intercompany interest and charges	(88,591)	86,187	2,404	—	—
Interest expense and other	52,803	6,756	(2,440)	—	57,119
Income (loss) from continuing operations, before income taxes	(9,933)	150,039	8,401	—	148,507
Income tax expense (benefit)	(5,056)	54,323	859	—	50,126
Income (loss) from continuing operations	(4,877)	95,716	7,542	—	98,381
Loss on discontinued operations, net	—	(825)	—	—	(825)
Net income (loss)	$(4,877)	$94,891	$7,542	$—	$97,556

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$33,145	$141,761	$(300)	$—	$174,606

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(6,960)	(42,969)	18,842	—	(31,087)
Net cash provided by operating activities	26,185	98,792	18,542	—	143,519
Capital expenditures	(2,236)	(52,929)	(3,517)	—	(58,682)
Proceeds from sale of assets	4,949	3,458	116	—	8,523
Acquisitions, net of cash acquired	—	11,705	—	—	11,705
Net cash (used in) provided by investing activities	2,713	(37,766)	(3,401)	—	(38,454)
Net decrease in revolving credit facility	267,862	—	—	—	267,862
Proceeds on issuance of debt	—	—	75,400	—	75,400
Retirements and repayments of debt	(398,866)	(13,762)	(34,572)	—	(447,200)
Payments of deferred financing costs	(3,927)	—	—	—	(3,927)
Dividends paid	(4,920)	—	—	—	(4,920)
Repurchase of restricted shares for minimum tax obligation	(608)	—	—	—	(608)
Proceeds from exercise of stock options, including excess tax benefit	2,947	—	—	—	2,947
Intercompany financing and advances	103,908	(48,572)	(55,336)	—	—
Net cash used in financing activities	(33,604)	(62,334)	(14,508)	—	(110,446)
Effect of exchange rate changes on cash	—	—	(1,265)	—	(1,265)
Net change in cash and cash equivalents	(4,706)	(1,308)	(632)	—	(6,646)
Cash and cash equivalents at beginning of period	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of period	$12,564	$445	$19,673	$—	$32,682

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$(4,877)	$94,891	$7,542	$—	$97,556

Adjustments to reconcile net income (loss) to net cash provided by operating activities	19,265	(17,788)	15,713	—	17,190
Net cash provided by operating activities	14,388	77,103	23,255	—	114,746
Capital expenditures	(14,284)	(53,470)	(937)	—	(68,691)
Proceeds from sale of assets and businesses	—	3,957	22	—	3,979
Acquisitions, net of cash acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(14,284)	(382,741)	(915)	—	(397,940)
Net increase in revolving credit facility	104,575	—	—	—	104,575
Proceeds on issuance of debt	695,694	10	100,400	—	796,104
Retirements and repayments of debt	(592,057)	(22,820)	(101,981)	—	(716,858)
Payments of deferred financing costs	(22,768)	—	—	—	(22,768)
Dividends paid	(2,605)	—	—	—	(2,605)
Withholding of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	2,790	—	—	—	2,790
Intercompany financing and advances	(318,756)	327,159	(8,403)	—	—
Net cash (used in) provided by financing activities	(134,988)	304,349	(9,984)	—	159,377
Effect of exchange rate changes on cash	—	—	-138	—	(138)
Net change in cash	(134,884)	(1,289)	12,218	—	(123,955)
Cash at beginning of period	148,437	1,712	7,069	—	157,218
Cash at end of period	$13,553	$423	$19,287	$—	$33,263

14.    COMMITMENTS AND CONTINGENCIES

Trade Secret Litigation over Claims of Eaton Corporation

On July 9, 2004, Eaton Corporation and several of its subsidiaries (“Eaton”) sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
14. COMMITMENTS AND CONTINGENCIES (Continued)

commercial aviation.  The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims, while the Company and an officer of the Company moved to dismiss for lack of personal jurisdiction. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. Eaton denied, and continues to deny, these allegations. On December 22, 2010, however, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the court's dismissal of Eaton's claims, we cannot conclude that a loss arising from Eaton's claims is probable; however, given the unusual nature and complexity of the case, we also cannot conclude that the probability of loss is remote, nor can we reasonably estimate the possible loss, or range of loss, that could be incurred by the Company if Eaton were to prevail on appeal and in the litigation that would follow. Even if Eaton were to prevail on appeal, however, we believe we have substantial defenses and would expect to defend the claims vigorously.
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

The total amounts paid pursuant to the Company’s contracts for the nine months ended December 31, 2011 and 2010 was approximately $35,254 and $24,364, respectively, to Wesco and approximately $5,424 and $0, respectively, to Sequa. The Company also had net sales to Sequa of $5,066 for the nine months ended December 31, 2011. As of December 31, 2011, the Company had accounts payable to Wesco and Sequa of $12,869 and $432, respectively, as well as accounts receivable of $1,115 from Sequa.

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

Highlights for the third quarter of the fiscal year ending March 31, 2012 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2012 increased 1.9% over the prior year period to $826.0 million.

•	Operating income in the third quarter of fiscal 2012 increased 35.8% over the prior year period to $117.6 million.

•	Income from continuing operations for the third quarter of fiscal 2012 increased 46.5% to $65.9 million.

•	Backlog as of December 31, 2011 increased to $3.86 billion or 2.1% from the prior year and includes expected milestone payments on development contracts.

•	Income from continuing operations for the third quarter of fiscal 2012 was $1.27 per diluted common share, as compared to $0.88 per diluted share in the prior year period.

•
We generated $143.5 million of cash flow from operating activities for the nine months ended December 31, 2011, after $97.7 million in pension contributions, as compared to $114.7 million in the prior year period.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Income from continuing operations	$65,903	$44,980	$175,371	$98,381
Amortization of acquired contract liabilities, net	(4,994)	(9,244)	(18,504)	(18,825)
Depreciation and amortization	30,131	25,652	89,064	67,529
Interest expense and other	14,543	21,869	58,676	57,119
Income tax expense	37,194	19,810	97,429	50,126
EBITDA	142,777	103,067	402,036	254,330
Acquisition and integration expenses	2,095	1,000	3,699	19,650
Adjusted EBITDA	$144,872	$104,067	$405,735	$273,980

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$117,640	$103,947	$18,623	$6,917	$(11,847)
Amortization of acquired contract liability	(4,994)	(4,994)	—	—	—
Depreciation and amortization	30,131	22,476	4,296	2,431	928
EBITDA	$142,777	$121,429	$22,919	$9,348	$(10,919)

	Three Months Ended December 31, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$86,659	$70,606	$17,436	$9,494	$(10,877)
Amortization of acquired contract liability	(9,244)	(9,244)	—	—	—
Depreciation and amortization	25,652	18,071	4,336	2,400	845
EBITDA	$103,067	$79,433	$21,772	$11,894	$(10,032)

	Nine Months Ended December 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$331,476	$284,410	$63,684	$20,893	$(37,511)
Amortization of acquired contract liability	(18,504)	(18,504)	—	—	—
Depreciation and amortization	89,064	66,258	12,963	7,202	2,641
EBITDA	$402,036	$332,164	$76,647	$28,095	$(34,870)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$205,626	$176,637	$52,933	$21,778	$(45,722)
Amortization of acquired contract liability	(18,825)	(18,825)	—	—	—
Depreciation and amortization	67,529	44,889	12,738	8,486	1,416
EBITDA	$254,330	$202,701	$65,671	$30,264	$(44,306)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended December 31, 2011 compared to quarter ended December 31, 2010

	Quarter Ended December 31,
	2011	2010
	(dollars in thousands)
Net sales	$825,962	$810,853
Segment operating income	$129,487	$97,536
Corporate expenses	(11,847)	(10,877)
Total operating income	117,640	86,659
Interest expense and other	14,543	21,869
Income tax expense	37,194	19,810
Income from continuing operations	65,903	44,980
Loss from discontinued operations, net	—	(336)
Net income	$65,903	$44,644

Net sales increased by $15.1 million or 1.9% to $826.0 million for the quarter ended December 31, 2011 from $810.9 million for the quarter ended December 31, 2010. Net sales increased due to the expected increases in our customers' production rates on existing programs and new product introduction. Despite the increase during the period, net sales were negatively impacted by declines in Boeing 787 program production revenue and non-recurring work primarily related to the Boeing 747 program. Net sales in the prior year period included an additional $11.2 million in non-recurring revenue on the Boeing 747 program and an additional $8.5 million in Boeing 787 production revenue versus the current year period.

Cost of sales decreased by $12.0 million, or 1.9%, to $618.6 million for the quarter ended December 31, 2011 from $630.6 million for the quarter ended December 31, 2010. This decrease was primarily due to synergies related to the acquisition of Vought, lower pension benefit expenses and cumulative catch-up adjustments on long-term contracts discussed further below. Gross margin for the quarter ended December 31, 2011 was 25.1% as compared to 22.2% for the quarter ended December 31, 2010. This change was impacted by the change in the overall sales mix, primarily the decline in non-recurring work related to the Boeing 747 program.

Segment operating income increased by $32.0 million, or 32.8%, to $129.5 million for the quarter ended December 31, 2011 from $97.5 million for the quarter ended December 31, 2010. The segment operating income increase was a direct result of the gross margin improvement, which included cumulative catch-up adjustments on long-term contracts ($8.4 million) and lower pension and other postretirement benefit expenses ($11.7 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($9.6 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $14.3 million and gross unfavorable adjustments of $5.9 million. The cumulative catch-up adjustments for the quarter ended December 31, 2011 were due to the reduction in provisions for technical problems on production lots at or near completion, revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities and improvements in overhead allocations.

Corporate expenses increased by $1.0 million, or 8.9%, to $11.8 million for the quarter ended December 31, 2011 from

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

$10.9 million for the quarter ended December 31, 2010. This increase was due to $2.1 million additional compensation and benefits due to increased head count, offset by other less significant decreases.

Interest expense and other decreased by $7.3 million, or 33.5%, to $14.5 million for the quarter ended December 31, 2011 compared to $21.9 million for the prior year period. Interest expense and other decreased due to lower average debt outstanding during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. Included in interest expense and other for the quarter ended December 31, 2011 is a $2.9 million favorable fair value adjustment due to the reduction of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. In addition, the Company considered these changes in projected earnings to be an indicator of impairment of the associated long-lived asset group (whose carrying value was $9.3 million at December 31, 2011) and, as a result, tested these long-lived assets for recoverability as of December 31, 2011 and concluded the long-lived assets were recoverable. The quarter ended December 31, 2010 also included an additional $1.6 million for amortization of discount on the convertible senior subordinated notes ("Convertible Notes"). The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the quarter ended December 31, 2011 was 36.1% compared to 30.6% for the quarter ended December 31, 2010. In December 2011, the Company filed a refund claim for approximately $29 million as a result of carrying back tax losses from fiscal 2011 to prior years. The refund claim is included in "prepaid and other current assets" in the consolidated balance sheet as of December 31, 2011 and is expected to be received in the fourth quarter of fiscal 2012. For the quarter ended December 31, 2011, the income tax provision included $1.6 million of tax expense due to the recapture of domestic production deductions taken in those carry-back periods, offset by a $1.2 million net tax benefit related to filing our fiscal 2011 tax return. The effective income tax rate for the quarter ended December 31, 2010 was benefited by the retroactive reinstatement of the research and development tax credit back to January 1, 2010. For the fiscal year ending March 31, 2012, the Company expects its effective tax rate to be approximately 35.6%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position.

In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. As a result, loss from discontinued operations before income taxes was zero for the quarter ended December 31, 2011 compared with a loss from discontinued operations before income taxes of $0.5 million, for the quarter ended December 31, 2010. The benefit for income taxes was zero for the quarter ended December 31, 2011 compared to a benefit of $0.2 million in the prior year period.

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

	Three Months Ended December 31,
	2011	2010
Aerostructures
Commercial aerospace	39.1%	37.6%
Military	23.8%	25.3%
Business Jets	11.6%	11.1%
Regional	0.5%	0.6%
Non-aviation	0.7%	1.0%
Total Aerostructures net sales	75.7%	75.6%
Aerospace Systems
Commercial aerospace	5.8%	4.9%
Military	7.7%	8.1%
Business Jets	1.0%	0.6%
Regional	0.5%	0.7%
Non-aviation	1.0%	0.9%
Total Aerospace Systems net sales	16.0%	15.2%
Aftermarket Services
Commercial aerospace	6.2%	6.8%
Military	0.9%	1.3%
Business Jets	0.4%	0.4%
Regional	0.2%	0.2%
Non-aviation	0.6%	0.5%
Total Aftermarket Services net sales	8.3%	9.2%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced slight growth in the business jet end-market, offset by a slight decrease in our military end market.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Quarter Ended December 31,			% of Total Sales
	2011	2010	% Change	2011	2010
	(in thousands)
NET SALES
Aerostructures	$626,045	$613,545	2.0%	75.8%	75.7%
Aerospace Systems	133,291	124,693	6.9%	16.1%	15.4%
Aftermarket Services	68,640	74,708	(8.1)%	8.3%	9.2%
Elimination of inter-segment sales	(2,014)	(2,093)	(3.8)%	(0.2)%	(0.3)%
	$825,962	$810,853	1.9%	100.0%	100.0%

	Quarter Ended December 31,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$103,947	$70,606	47.2%	16.6%	11.5%
Aerospace Systems	18,623	17,436	6.8%	14.0%	14.0%
Aftermarket Services	6,917	9,494	(27.1)%	10.1%	12.7%
Corporate	(11,847)	(10,877)	8.9%	n/a	n/a
	$117,640	$86,659	35.8%	14.2%	10.7%

	Quarter Ended December 31,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
EBITDA
Aerostructures	$121,429	$79,433	52.9%	19.4%	12.9%
Aerospace Systems	22,919	21,772	5.3%	17.2%	17.5%
Aftermarket Services	9,348	11,894	(21.4)%	13.6%	15.9%
Corporate	(10,919)	(10,032)	8.8%	n/a	n/a
	$142,777	$103,067	38.5%	17.3%	12.7%

Aerostructures: The Aerostructures segment net sales increased by $12.5 million, or 2.0%, to $626.0 million for the quarter ended December 31, 2011 from $613.5 million for the quarter ended December 31, 2010. The increase was entirely organic. Net sales increased due to the expected increases in our customers' production rates on existing programs and new product introduction. Despite the increase during the period, net sales were negatively impacted by Boeing's previously announced pause in production with the 747, along with declines in non-recurring work primarily related to the 747 program and declines in 787 production revenues. Net sales in the prior year period included an additional $11.2 million in non-recurring revenue on the 747 program and an additional $7.4 million in 787 production revenue versus the current year period. The prior year period was negatively impacted by commercial production rate reductions (particularly in the 777 program).

Aerostructures segment operating income increased by $33.3 million, or 47.2%, to $103.9 million for the quarter ended December 31, 2011 from $70.6 million for the quarter ended December 31, 2010. Operating income for the quarter ended December 31, 2011 included cumulative catch-up adjustments on long-term contracts ($8.4 million) net of ERP system implementation expenses and lower pension and other postretirement benefit expenses ($11.7 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($8.3 million). These same factors contributed to the increase in EBITDA year over

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

year. The increase in EBITDA was greater than the increase in operating income, due to the increase in depreciation and amortization, which is not included in EBITDA. The increase in depreciation and amortization was due principally to the Vought acquisition.

Aerostructures segment operating income as a percentage of segment sales increased to 16.6% for the quarter ended December 31, 2011 as compared to 11.5% for the quarter ended December 31, 2010, due to the benefit of cumulative catch-up adjustments on long-term contracts and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $8.6 million, or 6.9%, to $133.3 million for the quarter ended December 31, 2011 from $124.7 million for the quarter ended December 31, 2010. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $1.2 million, or 6.8%, to $18.6 million for the quarter ended December 31, 2011 from $17.4 million for the quarter ended December 31, 2010. Operating income increased primarily due to increased sales as well as improved gross margin, due to sales mix and increased efficiencies in production associated with higher volume of work. These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales remained flat at 14.0% for the quarter ended December 31, 2011 as compared to 14.0% for the quarter ended December 31, 2010.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $6.1 million, or 8.1%, to $68.6 million for the quarter ended December 31, 2011 from $74.7 million for the quarter ended December 31, 2010. Net sales decreased primarily due to a reduction in the military end market.

Aftermarket Services segment operating income decreased by $2.6 million, or 27.1%, to $6.9 million for the quarter ended December 31, 2011 from $9.5 million for the quarter ended December 31, 2010. Operating income decreased primarily due to the decline in net sales, changes in the sales mix, and increased reserves related to the American Airlines bankruptcy ($0.7 million). These same factors contributed to the decrease in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales decreased to 10.1% for the quarter ended December 31, 2011 as compared with 12.7% for the quarter ended December 31, 2010, due to the changes in the sales mix and increased reserves related to the American Airlines bankruptcy noted above, which also caused the decline in EBITDA margin.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010.

	Nine Months Ended December 31,
	2011	2010
	(dollars in thousands)
Net sales	$2,461,553	$1,986,262
Segment operating income	$368,987	$251,348
Corporate expenses	(37,511)	(45,722)
Total operating income	331,476	205,626
Interest expense and other	58,676	57,119
Income tax expense	97,429	50,126
Income from continuing operations	175,371	98,381
Loss from discontinued operations, net	(765)	(825)
Net income	$174,606	$97,556

Net sales increased by $475.3 million, or 23.9%, to $2.46 billion for the nine months ended December 31, 2011 from $1.99 billion for the nine months ended December 31, 2010. The acquisition of Vought contributed an increase of $402.1 million to net sales. Excluding the effects of the acquisition of Vought, organic sales increased $73.2 million, or 7.3%. Despite the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

increase during the period, net sales were negatively impacted by Boeing's previously announced pause in production with the 747. Net sales in the prior year period included an additional $38.7 million in non-recurring revenue primarily on the 747 program and an additional $13.2 million in 787 production revenue versus the current year period. The prior year period was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased $336.1 million, or 22.1%, to $1.86 billion for the nine months ended December 31, 2011 from $1.52 billion for the nine months ended December 31, 2010. This increase includes the impact of the acquisition of Vought noted above, which contributed $283.0 million. Gross margin for the nine months ended December 31, 2011 was 24.5%, as compared to 23.3% for the prior year period. Excluding the effects of the acquisition of Vought, gross margin was 29.1% for the nine months ended December 31, 2011, compared with 29.2% for the nine months ended December 31, 2010.

Segment operating income increased by $117.6 million, or 46.8%, to $369.0 million for the nine months ended December 31, 2011 from $251.3 million for the nine months ended December 31, 2010. The operating income increase was due to the contribution from the acquisition of Vought ($101.3 million) and increased organic sales ($11.6 million). The contribution of Vought included cumulative catch-up adjustments to operating income with gross favorable adjustments of $26.2 million and gross unfavorable adjustments of $10.5 million, as well as lower pension and other postretirement benefit expenses ($23.5 million). The cumulative catch-up adjustments for the nine months ended December 31, 2011 were due to improvements in overhead allocations, revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities and the reduction in provisions for technical problems on production lots at or near completion, net of ERP system implementation expenses.

Corporate expenses decreased by $8.2 million, or 18.0%, to $37.5 million for the nine months ended December 31, 2011 from $45.7 million for the nine months ended December 31, 2010. Corporate expenses for fiscal 2011 included $19.7 million of non-recurring acquisition and integration expenses associated with the acquisition of Vought, as compared to $3.7 million in acquisition and integration expenses for the nine months ended December 31, 2011. This decrease in corporate expenses was partially offset by increased compensation and benefits ($4.7 million) due to increased corporate head count as compared to the prior year period and an increase of $2.1 million of start up costs related to the Mexican facility compared to the prior year period. Our corporate compensation and benefits are not expected to continue to increase at recent rates, however; the costs of our Mexican facility are expected to continue to increase versus the prior year as it is in the early stages of production.

Interest expense and other increased by $1.6 million, or 2.7%, to $58.7 million for the nine months ended December 31, 2011 compared to $57.1 million for the prior year period. Interest expense and other increased due to the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011, as well as higher average debt outstanding during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, including the Senior Notes due 2018 (the “2018 Notes”), along with higher interest rates on our revolving credit facility. Included in interest expense and other for the nine months ended December 31, 2011 is a $2.9 million favorable fair value adjustment due to the reduction of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability resulting in no impairment as of December 31, 2011. The nine months ended December 31, 2010 also included an additional $1.6 million for amortization of discount on the Convertible Notes. The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the nine months ended December 31, 2011 was 35.7% compared to 33.7% for the nine months ended December 31, 2010. In December 2011, the Company filed a refund claim for approximately $29 million as a result of carrying back tax losses from fiscal 2011 to prior years. The refund claim is included in "prepaid and other current assets" in the consolidated balance sheet as of December 31, 2011 and is expected to be received in the fourth quarter of fiscal 2012. For the nine months ended December 31, 2011, the income tax provision included $1.6 million of tax expense due to the recapture of domestic production deductions taken in those carry-back periods, offset by a $1.2 million net tax benefit related to filing our fiscal 2011 tax return. The fiscal 2011 effective income tax rate was negatively impacted by the $19.7 million in acquisition-related expenses, which were only partially deductible for tax purposes, which was more than offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010 and by reductions to unrecognized tax benefits as a result of the resolution of prior years' tax examinations. For the full fiscal year ending March 31, 2012, the Company expects its effective tax rate to be approximately 35.6%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

position.
Loss from discontinued operations before income taxes was $1.2 million for the nine months ended December 31, 2011 compared with a loss from discontinued operations before income taxes of $1.3 million for the nine months ended December 31, 2010. The benefit for income taxes was $0.4 million for the nine months ended December 31, 2011 compared to a benefit of $0.4 million in the prior year period. In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition.

Business Segment Performance – Nine months ended December 31, 2011 compared to nine months ended December 31, 2010.

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine Months Ended December 31,
Aerostructures	2011	2010
Commercial aerospace	38.8%	34.4%
Military	23.7%	25.7%
Business Jets	11.6%	9.8%
Regional	0.6%	0.6%
Non-aviation	0.7%	1.1%
Total Aerostructures net sales	75.4%	71.6%
Aerospace Systems
Commercial aerospace	5.9%	5.9%
Military	7.8%	9.5%
Business Jets	0.8%	0.8%
Regional	0.5%	0.7%
Non-aviation	1.1%	1.3%
Total Aerospace Systems net sales	16.1%	18.2%
Aftermarket Services
Commercial aerospace	6.6%	7.5%
Military	0.8%	1.4%
Business Jets	0.4%	0.4%
Regional	0.2%	0.3%
Non-aviation	0.5%	0.6%
Total Aftermarket Services net sales	8.5%	10.2%
Total Consolidated net sales	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought, while the regional jet end-market continues to decline in the current economy. We continue to experience an increase in the mix of the commercial aerospace end-market. We recently have experienced slight growth in the business jet end-market, offset by a slight decrease in our military end market.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Total Sales
	2011	2010	% Change	2011	2010
	(in thousands)
NET SALES
Aerostructures	$1,857,328	$1,422,580	30.6%	75.5%	71.6%
Aerospace Systems	400,076	365,626	9.4%	16.2%	18.4%
Aftermarket Services	209,555	203,191	3.1%	8.5%	10.2%
Elimination of inter-segment sales	(5,406)	(5,135)	5.3%	(0.2)%	(0.2)%
Total Net Sales	$2,461,553	$1,986,262	23.9%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$284,410	$176,637	61.0%	15.3%	12.4%
Aerospace Systems	63,684	52,933	20.3%	15.9%	14.5%
Aftermarket Services	20,893	21,778	(4.1)%	10.0%	10.7%
Corporate	(37,511)	(45,722)	(18.0)%	n/a	n/a
Total Operating Income	$331,476	$205,626	61.2%	13.5%	10.4%

	Nine Months Ended December 31,			% of Segment Sales
	2011	2010	% Change	2011	2010
	(in thousands)
EBITDA
Aerostructures	$332,164	$202,701	63.9%	17.9%	14.2%
Aerospace Systems	76,647	65,671	16.7%	19.2%	18.0%
Aftermarket Services	28,095	30,264	(7.2)%	13.4%	14.9%
Corporate	(34,870)	(44,306)	(21.3)%	n/a	n/a
	$402,036	$254,330	58.1%	16.3%	12.8%

Aerostructures: The Aerostructures segment net sales increased by $434.7 million, or 30.6%, to $1.86 billion for the nine months ended December 31, 2011 from $1.42 billion for the nine months ended December 31, 2010. The increase was primarily due to the acquisition of Vought ($402.1 million), in addition to an increase in organic sales of $32.6 million. The current year period was negatively impacted by Boeing's delay with the 747. Net sales in the prior year period included an additional $38.7 million in non-recurring revenue on the 747 program and an additional $10.9 million in 787 production revenue versus the current year period. The prior year period was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Aerostructures segment operating income increased by $107.8 million, or 61.0%, to $284.4 million for the nine months ended December 31, 2011 from $176.6 million for the nine months ended December 31, 2010. Operating income increased due in part to the increase in organic sales, contributions from the acquisition of Vought ($98.7 million) and improved gross margins on organic sales ($0.3 million). The contribution of Vought included cumulative catch-up adjustments to operating income with gross favorable adjustments of $26.2 million and gross unfavorable adjustments of $10.5 million, as well as lower pension and other postretirement benefit expenses ($23.5 million). The contribution of Vought also included improvements due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration ($11.1 million).

Aerostructures segment operating income as a percentage of segment sales increased to 15.3% for the nine months ended

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

December 31, 2011 as compared to 12.4% for the nine months ended December 31, 2010, due to the impact of cumulative catch-up adjustments on long-term contracts and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $34.5 million, or 9.4%, to $400.1 million for the nine months ended December 31, 2011 from $365.6 million for the nine months ended December 31, 2010. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $10.8 million, or 20.3%, to $63.7 million for the nine months ended December 31, 2011 from $52.9 million for the nine months ended December 31, 2010. Operating income increased due to increases in gross margin ($5.1 million) due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($10.8 million), offset by increased legal fees ($2.0 million) due to the prior year period including the net recovery of $0.8 million of prior legal costs and increased development costs ($2.2 million). These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 15.9% for the nine months ended December 31, 2011 as compared to 14.5% for the nine months ended December 31, 2010, due to the improvements in gross margin noted above. These same factors contributed to the increase in EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $6.4 million, or 3.1%, to $209.6 million for the nine months ended December 31, 2011 from $203.2 million for the nine months ended December 31, 2010. Net sales increased due to continued improvement in global commercial air traffic and decreases in airline inventory de-stocking.

Aftermarket Services segment operating income decreased by $0.9 million, or 4.1%, to $20.9 million for the nine months ended December 31, 2011 from $21.8 million for the nine months ended December 31, 2010. Operating income decreased primarily due to changes in sales mix, increases in reserves on slow moving inventory ($1.3 million) as well as increases in reserves related to the American Airlines bankruptcy ($0.7 million). These same factors contributed to the decrease in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales decreased slightly to 10.0% for the nine months ended December 31, 2011 as compared with 10.7% for the nine months ended December 31, 2010, due to the change in sales mix and increased reserves noted above. These same factors contributed to the decrease in EBITDA margin year over year.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit and leasing arrangements. During the nine months ended December 31, 2011, we generated approximately $143.5 million of cash flows in operating activities, used approximately $38.5 million in investing activities and used approximately $110.4 million in financing activities.

Cash flows from operations for the nine months ended December 31, 2011 increased $28.8 million, or 25.1%, from the nine months ended December 31, 2010. Our cash flows from operations increased due to an increase in net income of $77.1 million and an increase of $63.4 million in noncash charges such as depreciation and amortization associated with the acquisition of Vought, the write-off of unamortized discounts and deferred financing fees on the extinguishment of the term loan credit agreement (the "Term Loan") and the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.

These increases were offset in part by a decrease of $113.8 million in net working capital changes. Net working capital changes included increased cash uses for inventories of $27.9 million due to production build up and increases in capitalized pre-production costs, as well as increased cash uses for excess funding above expense of our pension and other postretirement benefits plans of $72.6 million. Capitalized pre-production costs are expected to continue to increase, while our production build up is expected to decline over the next few quarters.

Cash flows used in investing activities for the nine months ended December 31, 2011 decreased $359.5 million from the nine months ended December 31, 2010. Our cash flows used in investing activities decreased as the prior year period included the acquisition of Vought ($333.1 million). Cash flows used in investing activities for the nine months ended December 31,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

2011, included $20.0 million in funds received from escrow on the acquisition of Vought for the settlement of opening balance sheet liabilities, offset by $7.5 million in cash payments for the acquisition of Aviation Network Services, LLC. Cash flows from financing activities for the nine months ended December 31, 2011 decreased $269.8 million from the nine months ended December 31, 2010, as the prior year period included the proceeds obtained in order to finance the acquisition of Vought. Cash flows from financing activities for the nine months ended December 31, 2011 included the extinguishment of the Term Loan ($350.0 million), the redemption of certain Convertible Notes ($50.4 million), and the payment of contingent earnouts and deferred acquisition payments ($7.3 million).

As of December 31, 2011, $463.4 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2011, an aggregate amount of approximately $352.9 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.25% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850.0 million, with a $50.0 million accordion feature, from $535.0 million, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment resulted in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished its Term Loan at face value of $350.0 million, plus accrued interest. The Company recorded a pretax loss of approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of unamortized discounts and deferred financing fees on the Term Loan.

At December 31, 2011, there was $143.2 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. During the nine months ended December 31, 2011, the Company settled the conversion of $50.4 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,398 shares. In January 2012, the Company received notice of conversion from holders of less than $0.1 million in principal value of the Convertible Notes. These conversions will settle in the fourth quarter of fiscal 2012 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 240 shares. In January 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2011, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Convertible Notes a put option through March 31, 2012.
Capital expenditures were approximately $58.7 million for the nine months ended December 31, 2011, primarily for manufacturing machinery and equipment. We funded these expenditures through cash generated from operations. We expect capital expenditures and investments of approximately $110.0 million to $130.0 million for our fiscal year ending March 31, 2012. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,216,257	$141,535	$167,378	$368,126	$539,218
Debt interest (2)	302,484	49,392	92,887	90,214	69,991
Operating leases	97,833	22,859	43,733	10,512	20,729
Contingent payments (3)	32,085	3,085	28,000	1,000	—
Purchase obligations	1,343,382	1,070,754	261,456	11,159	13
Total	$2,992,041	$1,287,625	$593,454	$481,011	$629,951
_________________________________________
(1) Included in the Company’s balance sheet at December 31, 2011, plus discounts on the 2017 Notes and the 2018 Notes of $2.0 million and $2.2 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.
(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.1 million as of December 31, 2011 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations. We made contributions to our defined benefit pension plans of $135.1 million and $1.7 million in fiscal 2011 and 2010, respectively. We expect to make total pension and postretirement plan contributions of $154.3 million to our benefit plans during fiscal 2012. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the “Relief Act”), was signed into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. The Relief Act could have a significant impact on plan contributions beyond fiscal 2012.

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

Forward-Looking Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

As of December 31, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of December 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended December 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.*

__________________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	February 3, 2012
Richard C. Ill, Chairman & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	February 3, 2012
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	February 3, 2012
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). *
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a). *
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *
32.2
Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002. *

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements. *

__________________________________

*	Filed herewith.