Form 10-K
period 2012-03-31
TRIUMPH GROUP INC
filed 2012-05-29
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-12235
Triumph Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0347963 (I.R.S. Employer Identification Number)
899 Cassatt Road, Suite 210, Berwyn, Pennsylvania 19312 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code:(610) 251-1000
____________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2011, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2,341 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2011. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 15, 2012 was 49,825,972.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2012 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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
In June 2010, we acquired Vought Aircraft Industries, Inc. ("Vought") from The Carlyle Group. The acquisition of Vought established the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Strategically, the acquisition of Vought substantially increased our design capabilities and provides further diversification across customers and programs, as well as exposure to new growth platforms. The acquired business is operating as Triumph Aerostructures—Vought Commercial Division, Triumph Aerostructures—Vought Integrated Programs Division and Triumph Structures—Everett. The results of Vought are included in the Company's Aerostructures Segment from the date of acquisition.
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
The products that companies within this group design, manufacture, build and repair include:
•Acoustic and thermal insulation systems
•Aircraft wings
•Composite and metal bonding
•Composite ducts and floor panels
•Empennages
•Engine nacelles
•Flight control surfaces
•Floor beams

•Fuselage sections
•Helicopter cabins
•Stretch-formed leading edges and fuselage skins
•Windows and window assemblies
•Wing spars and stringers
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
The products that companies within this group design, engineer, build and repair include:
•Aircraft and engine mounted accessory drives
•Cargo hooks
•Cockpit control levers
•Control system valve bodies
•Exhaust nozzles and ducting
•Geared transmissions
•Heat exchangers
•High lift actuation
•Hydraulic systems and components
•Landing gear actuation systems
•Landing gear components and assemblies
•Main engine gear box assemblies
•Secondary flight control systems
•Vibration absorbers
Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts of various types of cockpit instruments, and gauges for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbines engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third-party overhaul facilities. We also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems. Some specialties include navigation, flight, and engine monitoring instruments as well as autopilots, voice and data recorders, smoke detection systems and aircraft lighting. Companies in our Aftermarket Services Group repair and overhaul various components for the aviation industry including:
•Air cycle machines
•APUs
•Cockpit instrumentation
•Constant speed drives
•Engine and airframe accessories
•Flight control surfaces
•Integrated drive generators
•Nacelles
•Remote sensors

•Thrust reversers
•Blades and vanes
•Cabin interior panes, shades, light lenses and other plastic components
•Combustors
•Stators
•Transition ducts
•Sidewalls
•Light assemblies
•Overhead bins
Certain financial information about our three segments can be found in Note 21 of "Notes to Consolidated Financial Statements."
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
Operating Locations
We conduct our business through operating segments. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at March 31, 2012:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSTRUCTURES GROUP
Triumph Aerospace Systems—Wichita(1)	Triumph Aerospace Systems—Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	189

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aerostructures— Vought Aircraft Division	Triumph Aerostructures, LLC	Dallas, TX Grand Prairie, TX Hawthorne, CA Torrance, CA Nashville, TN Stuart, FL Milledgeville, GA	Develops and manufactures a wide range of complex aerostructures such as aircraft fuselages, wing and tail assemblies, wing panels and skins, engine nacelles, flight control surfaces and helicopter cabins.	Commercial, General Aviation and Military OEMs.	5,647
Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Designs and manufactures structural and non-structural composites for the aviation industry, including environmental control systems ducting, floor panels, structural thermoplastic clips/brackets as well as a variety of composite interior components.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	608
Triumph Fabrications—Fort Worth(1)	Triumph Fabrications—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	139
Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	334
Triumph Fabrications—Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	104
Triumph Fabrications—San Diego(1)	Triumph Fabrications—San Diego, Inc.	El Cajon, CA	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	151
Triumph Insulation Systems	Triumph Insulation Systems, LLC	Hawthorne, CA Mexicali, Mexico Beijing, China(2)	Designs, manufactures and repairs thermal-acoustic insulation systems for commercial aerospace applications.	Commercial and Military OEMs.	995
Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	87
Triumph Structures—East Texas	Triumph Structures—East Texas, Inc.	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	125
Triumph Structures—Everett	Triumph Structures—Everett, Inc.	Everett, WA Brea, CA	Precision machining of complex aluminum and hard metal structural components and subassemblies, serving commercial and military aerospace customers, ranging in size from a few inches to 120 feet long.	Commercial, General Aviation and Military OEMs.	214

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	130
Triumph Structures—Long Island	Triumph Structures—Long Island, LLC	Westbury, NY	Manufactures high-quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	130
Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars, for the aviation industry. Machines, welds and assembles large, complex, precision structural components.	Commercial, General Aviation and Military OEMs.	284
Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high-speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	139
TRIUMPH AEROSPACE SYSTEMS GROUP
Construction Brevetees d'Alfortville	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	65
Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems—UK, Ltd.	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	49
Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	250
Triumph Actuation Systems—Connecticut	Triumph Actuation Systems—Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	153

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Actuation Systems—Valencia(1)	Triumph Actuation Systems—Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	190
Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA Huntsville, AL	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, instrumentation, assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	119
Triumph Aerospace Systems—Seattle	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	111
Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	149
Triumph Controls—Germany Triumph Controls—UK	Triumph Controls—Germany, GmbH Triumph Controls—UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	39
Triumph Fabrications—St. Louis	Triumph Fabrications—St. Louis, Inc.	East Alton, IL Orangeburg, SC	Provides maintenance and manufactured solutions for aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Also, produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms.	Commercial, General Aviation and Military Aftermarket.	65
Triumph Fabrications—Phoenix	Triumph Engineered Solutions, Inc.	Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	78
Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	443

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	26
Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs engine and aircraft thermal transfer systems and components.	Commercial, General Aviation and Military OEMs.	186
TRIUMPH AFTERMARKET SERVICES GROUP
Triumph Accessory Services—Wellington(1)	The Triumph Group Operations, Inc.	Wellington, KS	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	116
Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and airframe accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	114
Triumph Air Repair(1)	The Triumph Group Operations, Inc.	Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	100
Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	201
Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	128
Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	97

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Instruments—Burbank(1)	Triumph Instruments—Burbank, Inc.	Burbank, CA Van Nuys, CA	Repairs and overhauls aircraft avionics, electrical accessories, power systems and instrumentation. Distributes and repairs smoke detectors, multiple OEM avionic and instrument components as well as industrial instrumentation, controls, valves, miscellaneous components and switches. Install, service and upgrade avionics.	Commercial, General Aviation and Military Aftermarket.	65
Triumph Instruments— Ft. Lauderdale(1)	Triumph Instruments, Inc.	Ft. Lauderdale, FL	Specalizes in exchange, overhaul, and repair of electronic, electromechanical, gyroscopic, and pneumatic aircraft instruments, avionics, and antennas.	Commercial, General Aviation and Military Aftermarket.	41
Triumph Interiors(1)	Triumph Interiors, LLC	Atlanta, GA Oakdale, PA Grand Prairie, TX	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of interior lighting and plastic components.	Commercial Aftermarket.	191
Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	37
CORPORATE AND OTHER
Triumph Group, Inc.	Triumph Group, Inc.	Berwyn, PA	Parent company	N/A	105
Triumph Group—Mexico	Triumph Group—Mexico, S. de R.L. de C.V.	Zacatecas, Mexico	Provides rough machining of gears, actuations and structure components, as well as assembly, fabrications, engineering and composites to Triumph companies and certain customers.	Commercial and General Aviation OEMs	208

(1)	Designates FAA-certified repair station.

(2)
Through an affiliate, Triumph Insulation Systems, LLC manages an 80% interest in a venture, operating in Beijing, China, with Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China.

Sales, Marketing and Engineering
While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two marketing teams at the group level who are focused on cross-selling our broad capabilities. One team supports the Aerostructures and Aerospace Systems Groups and the other the Aftermarket Services Group. These teams are responsible for selling systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. We also conduct sales activities in the Wichita, Kansas area through Triumph Wichita Support Center, a third-party sales organization dedicated solely to a sales effort on behalf of Triumph Group companies, which is staffed by sales professionals focused on Boeing IDS, Spirit AeroSystems, Cessna, Bombardier/Learjet and Raytheon. In certain limited cases, we use independent, commission-based representatives to serve our customer's changing needs and the current trends in some of the markets/geographic regions in which we operate.
All three of these marketing organizations operate as the front-end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own technical support, pricing, manufacturing and product support. Also, within the Aerospace Systems Group, we have created a group engineering function to provide integrated solutions to meet our customer needs by designing systems that integrate the capabilities of our companies.

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
As of March 31, 2012, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $3,907 million, of which $3,185 million, $690 million and $32 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2011, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $3,780 million, of which $3,082 million, $664 million and $34 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $3,907 million, approximately $596 million will not be shipped by March 31, 2013.
Dependence on Significant Customer
For the fiscal years ended March 31, 2012, 2011 and 2010, the Boeing Company, or Boeing, represented approximately 47%, 45% and 30%, respectively, of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.
United States and International Operations
Our revenues from continuing operations to customers in the United States for the fiscal years ended March 31, 2012, 2011 and 2010 were approximately $2,944 million, $2,511 million, and $1,039 million, respectively. Our revenues from our continuing operations to customers in all other countries for the fiscal years ended March 31, 2012, 2011 and 2010 were approximately $464 million, $395 million, and $256 million, respectively.
As of March 31, 2012 and 2011, our long-lived assets for continuing operations located in the United States were approximately $3,046 million and $3,068 million, respectively. As of March 31, 2012 and 2011, our long-lived assets for continuing operations located in all other countries were approximately $90 million and $96 million, respectively.
Competition
We compete primarily with Tier 1 and Tier 2 systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft systems components and subassemblies. OEMs are increasingly focusing on assembly and integration activities while outsourcing more manufacturing, and therefore are less of a competitive force than in previous years.
Competition for the repair and overhaul of aviation components comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, major commercial airlines, government support depots and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.
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
Employees
As of March 31, 2012, we employed 12,602 persons, of whom 2,904 were management employees, 115 were sales and marketing personnel, 682 were technical personnel, 759 were administrative personnel and 8,142 were production workers.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 3,573 full-time employees. Currently, approximately 28% of our permanent employees are represented by labor unions and approximately 64% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.
We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2012, 2011 and 2010 is available in Note 2 of "Notes to Consolidated Financial Statements."
Executive Officers

Name	Age	Position
Richard C. Ill	68	Chairman and Chief Executive Officer
Jeffry D. Frisby	57	President and Chief Operating Officer
M. David Kornblatt	52	Executive Vice President, Chief Financial Officer and Treasurer
John B. Wright, II	58	Vice President, General Counsel and Secretary
Kevin E. Kindig	55	Vice President and Controller

Richard C. Ill was elected Chairman in July 2009, and had been our President and Chief Executive Officer and a director since 1993. Mr. Ill continues to serve as Chief Executive Officer. Mr. Ill is a director of P.H. Glatfelter Company, Mohawk Industries, Inc. and Baker Industries and a trustee of the Eisenhower Fellowships. Mr. Ill expects to retire as Chief Executive Officer of the Company effective July 19, 2012, the date of the Company’s next regular board meeting and its annual meeting of stockholders. Jeffry D. Frisby, currently President and Chief Operating Officer, is expected to assume the role of Chief Executive Officer of Triumph Group at that time. Mr. Ill is expected to remain as Chairman.
Jeffry D. Frisby has been our President and Chief Operating Officer since July 2009. Mr. Frisby joined the Company in 1998 as President of Frisby Aerospace, Inc. upon its acquisition by Triumph. In 2000, Mr. Frisby was named Group President of the Triumph Control Systems Group and was later named Group President of our Aerospace Systems Group upon its formation in April, 2003. Mr. Frisby is expected to assume the role of Chief Executive Officer of Triumph effective July 19, 2012. Mr. Frisby serves on the Board of Directors of Quaker Chemical Corporation.
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
John B. Wright, II has been a Vice President and our General Counsel and Secretary since 2004. From 2001 until he joined us, Mr. Wright was a partner with the law firm of Ballard Spahr, LLP, where he practiced corporate and securities law.
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
A substantial percentage of our gross profit and operating income derives from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines, similar to that which occurred in 2008, could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by sudden hostility in oil producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, war, terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.
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
For the fiscal year ended March 31, 2012, approximately 32% of our net sales were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government. As a result, our exposure to the military and defense market is significant.
The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.
During 2011, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the "Budget Act") passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration would have significant adverse consequences for our business and industry. There would be disruption of ongoing programs and initiatives, facilities closures and personnel reductions that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge, directly undermining a key provision of the new security strategy, which is to preserve the industrial base.

We currently have agreements in place with Boeing for orders to support C-17 production through March 2014. Boeing currently has confirmed orders with the U.S. Air Force, India and various other foreign governments to support production of C-17 through 2014 at a rate of approximately 10 aircraft per year. We do not anticipate that the U.S. Air Force will support the procurement of additional C-17 beyond those currently ordered. The President’s proposed fiscal 2013 budget does not include funding for the procurement of new C-17 aircraft. Boeing has reported that there is interest for additional orders from India, other foreign governments and other potential customers. However, there can be no assurance that these additional orders will materialize. Our business could be adversely impacted if Boeing does not secure future orders from the U.S. Air Force, Foreign Militaries or other customers. The loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations.
Cancellations, reductions or delays in customer orders may adversely affect our results of operations.
Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Because several of our operating locations typically do not obtain long-term purchase orders or commitments from our customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. These historic patterns may be disrupted by many factors, including changing economic conditions, inventory adjustments, or work stoppages or labor disruptions at our customers' locations. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.
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
The Boeing Company, or Boeing Commercial, Military & Space, represented approximately 47% of our net sales for the fiscal year ended March 31, 2012, covering virtually every Boeing plant and product. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

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
As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in China, France, Germany, Mexico, Thailand and the United Kingdom, and customers throughout the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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
A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional aerospace companies and product lines. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low-cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, access to markets and conditions of markets, availability under the Credit Facility and the Securitization Facility, each as defined below, and by particular restrictions contained in the Credit Facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.
Competitive pressures may adversely affect us.
We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Goodrich Corp., Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.
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
For the fiscal year ended March 31, 2012, a significant portion of our net sales were derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses.
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
At March 31, 2012, we employed 12,602 people, of which 28.4% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, the International Association of Machinists-represented employees at Vought's Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009 (prior to our acquisition of Vought). A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike. Additionally, our union contract with Local 848 of the United Auto Workers with employees at our Dallas and Grand Prairie, Texas, facilities expires in October 2013. If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results of operations.
Many aircraft manufacturers, airlines and aerospace suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers' demand for our products or prevent us from completing production. In turn, this may have a material adverse effect on our financial condition, results of operations and cash flows.
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
In May 2011, Vought "went live" with an ERP system. If this implementation is not managed effectively, it could continue to cause disruption resulting in additional costs and it may delay our ability to obtain accurate financial information with respect to the Vought business or obtain the information necessary to effectively manage the Vought business, which could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2012, we owned or leased the following facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSTRUCTURES GROUP
Hot Springs, AR	Manufacturing facility/office	217,300	Owned
Brea, CA	Manufacturing facility	90,000	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
Chatsworth, CA	Manufacturing facility	21,600	Leased
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,400	Leased
Hawthorne, CA	Manufacturing facility	1,348,700	Leased
Lynwood, CA	Processing and finishing facility/office	59,700	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
San Diego, CA	Force measurement systems facility	7,000	Leased
Torrance, CA	Processing facility	84,700	Leased
Walnut, CA	Manufacturing facility/office	105,000	Leased
Bejing, China	Manufacturing facility/office	43,700	Leased
New Haven, CT	Engineering/manufacturing	2,400	Leased
Stuart, FL	Manufacturing facility	519,700	Leased
Milledgeville, GA	Manufacturing facility/assembly facility	566,200	Owned
Shelbyville, IN	Manufacturing facility/office	193,900	Owned
Wichita, KS	Manufacturing facility/office	145,200	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace metal processing	12,500	Leased
Nashville, TN	Manufacturing facility/assembly facility/office	2,198,700	Owned
Dallas, TX	High-speed wind tunnel	28,900	Owned
Dallas, TX	Manufacturing facility/office	4,855,300	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Grand Prairie, TX	Manufacturing facility	804,500	Leased
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Everett, WA	Manufacturing facility	153,000	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Chandler, AZ	Manufacturing facility/office	34,300	Leased
Valencia, CA	Manufacturing facility/office	87,000	Leased
Bethel, CT	Office	1,700	Leased
Bloomfield, CT	Manufacturing facility/office	29,800	Leased
East Lyme, CT	Manufacturing facility/office	59,600	Owned
Alfortville, France	Manufacturing facility/office	7,500	Leased
Heiligenhaus, Germany	Manufacturing facility/office	2,200	Leased
East Alton, IL	Machine shop/office	25,000	Leased
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	130,300	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering office	5,000	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Orangeburg, SC	Machine shop	52,000	Owned
Basildon, UK	Manufacturing facility/office	1,900	Leased
Buckley, UK	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,400	Leased

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,700	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Phoenix, AZ	Repair and overhaul shop/office	50,000	Leased
Phoenix, AZ	Repair and overhaul/office	24,800	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA	Instrument shop/warehouse/office	23,000	Leased
Ft. Lauderdale, FL	Instrument shop/warehouse/office	11,700	Leased
Atlanta, GA	Manufacturing facility/office	32,000	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Dallas, TX	Production/office	28,600	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
CORPORATE AND OTHER
Berwyn, PA	Office	17,000	Leased
Zacatecas, Mexico	Manufacturing facility/office	270,000	Owned
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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
On October 11, 2007, the government obtained a new indictment against the same five engineer defendants, raising new charges arising out of the same investigation, which were essentially reiterated in a second superseding indictment obtained on November 7, 2007. The defendant engineers subsequently filed pretrial motions, including motions to dismiss. On April 25, 2008, the court granted some of those motions and dismissed seven of the twelve counts of the second superseding indictment. The government appealed the dismissal with respect to three of the seven counts dismissed. On January 21, 2009, while the appeal was still pending, the government obtained a new indictment against the five engineers containing three counts stating essentially the same charges as those covered by the government's appeal. On February 9, 2009, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the dismissal of one of the counts covered by the government's appeal and reversed as to the other two counts. (The government thereafter dismissed the two counts of the most recent indictment similar to the two counts restored by the appellate court.) Thus, there are seven charges against the engineers remaining pending under the second superseding indictment in addition to the one count remaining in the most recent indictment. On September 10, 2009, upon agreement of the government and the defendant engineers, the trial court entered an order continuing the case until after the trial in the civil case filed by Eaton and staying all proceedings except the issuance of orders related to previously filed motions and the parties' compliance with ongoing discovery obligations. The trial court has since disposed of all pending motions. On April 25, 2012, the trial court lifted the stay and set the matter for trial in October 2012.
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
On December 28, 2010, Triumph, Triumph Actuation Systems and the engineer defendants filed a motion for leave to amend the counterclaims which remained pending to include causes of action based on the Eaton misconduct that led to the dismissal of their claims. Judge Yerger retired from the bench on December 31, 2010, and the matter was reassigned to Judge Jeffrey Weill. On March 14, 2011, Judge Weill granted to the motion for leave to amend the counterclaims. The amended counterclaims were filed on March 18, 2011. In addition, on February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi state court litigation.
On April 18, 2012, in the course of a hearing in the proceedings remaining before Judge Weill in the civil case, Eaton produced several e-mails that were responsive to discovery requests propounded in the investigation of the involvement of Mr. Peters which should have been produced several years earlier. The appearance of the e-mails has led to the suspension of Eaton's appeal in the Mississippi Supreme Court and caused Judge Weill to issue an order on May 10, 2012 directing Eaton's counsel (both inside and outside) and its Chairman and CEO, Alexander M. Cutler, to produce within seven days all remaining relevant documents, accompanied by sworn affidavits explaining the failure to produce the documents earlier and suggesting appropriate sanctions against Eaton and its counsel for the failure.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Range of Market Price
Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2011
1st Quarter	$40.94	$30.19
2nd Quarter	40.73	31.85
3rd Quarter	46.28	37.00
4th Quarter	48.65	41.02
Fiscal 2012
1st Quarter	$50.47	$39.84
2nd Quarter	54.82	42.78
3rd Quarter	60.90	43.92
4th Quarter	66.77	58.16

On May 15, 2012, the reported closing price for our Common Stock was $62.83. As of May 15, 2012, there were approximately 128 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 30,000 persons.
Dividend Policy
During fiscal 2012 and 2011, we paid cash dividends of $0.14 per share and $0.08 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including our credit facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 23, 2012, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding common stock. The dividend is payable June 15, 2012 to stockholders of record as of June 1, 2012.
Repurchases of Stock
The following summarizes repurchases made pursuant to the Company's share repurchase plan during the three years ended March 31, 2012. In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. From the inception of the program through March 31, 2012, we have repurchased a total of 499,200 shares (prior to fiscal 2012 stock split) for a total purchase price of $19.2 million. As a result, as of May 15, 2012, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1, 2009 - March 31, 2012	—	N/A	499,200	500,800

Equity Compensation Plan Information
The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2012 Annual Meeting of Stockholders to be held on July 19, 2012, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
The following graph compares the cumulative 5-year total return provided stockholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2007 and its relative performance is tracked through March 31, 2012.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

$250
$200
$150
$100
$50
$0
3/07
3/08
3/09
3/10
3/11
3/12
Triumph Group, Inc.
Russell 2000
S&P Aerospace & Defense

* $100 invested on March 31, 2007 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

	3/07	3/08	3/09	3/10	3/11	3/12
Triumph Group, Inc.	100.00	103.11	69.45	127.88	161.72	229.72
Russell 2000	100.00	87.00	54.37	88.50	111.32	111.12
S&P Aerospace & Defense	100.00	105.11	61.14	104.51	115.55	120.78

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Years Ended March 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)(6)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,407,929	$2,905,348	$1,294,780	$1,240,378	$1,151,090
Cost of sales	2,564,995	2,231,864	927,211	877,744	822,288
	842,934	673,484	367,569	362,634	328,802
Selling, general and administrative expense	242,553	238,889	157,870	162,109	159,262
Depreciation and amortization	119,724	99,657	54,418	48,611	43,215
Curtailment gain, net	(40,400)	—	—	—	—
Acquisition and integration expenses	6,342	20,902	—	—	—
Operating income	514,715	314,036	155,281	151,914	126,325
Interest expense and other	77,138	79,559	28,865	16,929	19,942
Gain on early extinguishment of debt	—	—	(39)	(880)	—
Income from continuing operations, before income taxes	437,577	234,477	126,455	135,865	106,383
Income tax expense	155,955	82,066	41,167	43,124	34,748
Income from continuing operations	281,622	152,411	85,288	92,741	71,635
Loss from discontinued operations	(765)	(2,512)	(17,526)	(4,745)	(8,468)
Net income	$280,857	$149,899	$67,762	$87,996	$63,167
Earnings per share:
Income from continuing operations:
Basic	$5.77	$3.39	$2.59	$2.83	$2.17
Diluted(7)	$5.43	$3.21	$2.56	$2.80	$2.04
Cash dividends declared per share	$0.14	$0.08	$0.08	$0.08	$0.08
Shares used in computing earnings per share:
Basic	48,821	45,006	32,918	32,768	32,994
Diluted(7)	51,873	47,488	33,332	33,168	35,080

	As of March 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)(6)
	(in thousands)
Balance Sheet Data:
Working capital	$698,402	$436,638	$487,411	$372,159	$416,842
Total assets	4,554,757	4,477,234	1,692,578	1,591,207	1,412,760
Long-term debt, including current portion	1,158,862	1,312,004	505,780	459,396	395,981
Total stockholders' equity	$1,793,369	$1,632,217	$860,686	$788,563	$706,436

(1)	Includes the acquisition of Aviation Network Services, LLC. (October 2011) from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(2)	Includes the acquisition of Vought Aircraft Industries, Inc. (June 2010) from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(3)	Includes the acquisition of DCL Avionics, Inc. (January 2010) and Fabritech, Inc. (March 2010) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

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

(6)
During 2008, the Company sold the assets of Triumph Precision, Inc. and also decided to sell Triumph Precision Castings Co. These businesses have been classified as discontinued operations. See Note 4 to the Consolidated Financial Statements.

(7)
Diluted earnings per share for the fiscal years ended March 31, 2012, 2011 and 2008, included 2,606,189, 2,040,896 and 1,554,118 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

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
On June 16, 2010, we acquired Vought Aircraft Industries, Inc. ("Vought") from The Carlyle Group. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. Products include fuselages, wings, empennages, nacelles and helicopter cabins. Strategically, the acquisition of Vought substantially increased our design capabilities and provided further diversification across customers and programs, as well as exposure to new growth platforms. The acquired business is operating as Triumph Aerostructures—Vought Commercial Division and Triumph Aerostructures—Vought Integrated Programs Division. The Company's consolidated financial statements include Vought's results of operations and cash flows from June 16, 2010.
Financial highlights for the fiscal year ended March 31, 2012 include:

•	Net sales for fiscal 2012 increased 17.3% to $3.41 billion, including a 6.6% increase due to organic growth.

•
Operating income in fiscal 2012 increased 63.9% to $514.7 million, which included a $40.4 million increase due to a net curtailment gain resulting from amendments to defined benefit plans, partially offset by $6.3 million of acquisition and integration expenses associated with the fiscal year 2011 acquisition of Vought.

•	Net income for fiscal 2012 increased 87.4% to $280.9 million.

•	Backlog increased 3.4% over the prior year to $3.91 billion.
For the fiscal year ended March 31, 2012, net sales totaled $3.41 billion, a 17.3% increase from fiscal year 2011 net sales of $2.91 billion. Net income for fiscal year 2012 increased 87.4% to $280.9 million, or $5.41 per diluted common share, versus $149.9 million, or $3.16 per diluted common share, for fiscal year 2011. As discussed in further detail below under "Results of Operations," the increase in net income is attributable to contribution from the acquisition of Vought for the full year, a $40.4 million curtailment gain, net of special termination benefits resulting from amendments to certain defined benefit pension plans, and organic growth. Also, the prior year included the acquisition and integration expenses and additional interest expense associated with the financing of the acquisition of Vought.
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2012, we generated $227.8 million of cash flows from operating activities, used $69.8 million in investing activities and used $166.3 million from financing activities. Cash flows from operating activities in fiscal year 2012 included $122.2 million in pension contributions.
We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales increased in fiscal 2012 due to continuing improvement to the overall economy, increased build rates by Boeing and Airbus, increased passenger and freight traffic from previously depressed levels and less airline inventory de-stocking. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.
The Budget Act, which became law in August 2011, has two primary parts. The first mandates a $487 billion reduction to previously planned defense spending over the next decade. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense funding between the government's fiscal year 2013 (ending September 30) and fiscal year 2021 if Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. As of May 25, 2012, Congress has not identified these required savings. If Congress does not identify the required reduction, defense spending would likely sustain further cuts. For fiscal year 2013, the President has requested total defense funding of $525 billion, including $168 billion for investment accounts. In accordance with the first part of the Budget Act, the DoD’s five-year spending plan submitted with the fiscal year 2013 funding request incorporates $259 billion of cuts when compared with the previous five-year plan. However, the spending plan does not include the impact of sequestration, the second part of the Budget Act. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.
In fiscal 2012, our wholly-owned subsidiary, Triumph Interiors, LLC, acquired the assets of Aviation Network Services, LLC ("ANS"), a leading provider of repair and refurbishment of aircraft interiors primarily for commercial airlines. ANS provides Triumph Interiors, LLC with additional capacity and expanded product offerings, such as the repair and refurbishment of passenger service units and other interior products. The results of Triumph Interiors, LLC continue to be included in the Company's Aftermarket Services segment. This acquisition did not have a material impact on the fiscal 2012 results of operations.
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our capacity, particularly under the Bombardier Global 7000/8000 program. As of March 31, 2012, we have incurred approximately $9.0 million in capital expenditures.
In fiscal 2010, we began efforts to establish a new manufacturing facility in Zacatecas, Mexico to complement our existing manufacturing sites. Our expansion is expected to allow us to better manage our production costs in a competitive global market and to effectively increase capacity at our existing domestic plants and involve a significant number of our operating companies and a wide range of capabilities and technologies. As of March 31, 2012, we have incurred approximately $32.5 million in capital expenditures in Zacatecas.

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailment gains (losses), depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
We view EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is income from continuing operations. In calculating EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA.
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
Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Curtailment gains (losses) may be useful for investors to consider because it represents the current period impact of the change in the defined benefit obligation due to the reduction in future service costs. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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
The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2012	2011	2010
Income from continuing operations	$281,622	$152,411	$85,288
Amortization of acquired contract liability	(26,684)	(29,214)	—
Depreciation and amortization	119,724	99,657	54,418
Curtailment gain, net	(40,400)	—	—
Interest expense and other	77,138	79,559	28,865
Gain on early extinguishment of debt	—	—	(39)
Income tax expense	155,955	82,066	41,167
EBITDA	567,355	384,479	209,699
Acquisition and integration expenses	6,342	20,902	—
Adjusted EBITDA	$573,697	$405,381	$209,699

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$514,715	$403,414	$90,035	$31,859	$(10,593)
Curtailment gain, net	(40,400)	—	—	—	(40,400)
Amortization of acquired contract liability	(26,684)	(26,684)	—	—	—
Depreciation and amortization	119,724	89,113	17,363	9,487	3,761
EBITDA	$567,355	$465,843	$107,398	$41,346	$(47,232)

	Fiscal year ended March 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$314,036	$267,783	$75,292	$28,774	$(57,813)
Amortization of acquired contract liability	(29,214)	(29,214)	—	—	—
Depreciation and amortization	99,657	69,451	17,183	11,101	1,922
EBITDA	$384,479	$308,020	$92,475	$39,875	$(55,891)

	Fiscal year ended March 31, 2010
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$155,281	$102,271	$68,069	$11,226	$(26,285)
Depreciation and amortization	54,418	24,025	16,804	12,855	734
EBITDA	$209,699	$126,296	$84,873	$24,081	$(25,551)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

	Year Ended March 31,
	2012	2011
	(in thousands)
Net sales	$3,407,929	$2,905,348
Segment operating income	$525,308	$371,849
Corporate general and administrative expenses	(10,593)	(57,813)
Total operating income	514,715	314,036
Interest expense and other	77,138	79,559
Income tax expense	155,955	82,066
Income from continuing operations	281,622	152,411
Loss from discontinued operations, net	(765)	(2,512)
Net income	$280,857	$149,899

Net sales increased by $502.6 million, or 17.3%, to $3.4 billion for the fiscal year ended March 31, 2012 from $2.9 billion for the fiscal year ended March 31, 2011. The results for fiscal 2012 include full year contribution from the acquisition of Vought, as compared to results from June 16, 2010 through March 31, 2011 in fiscal 2011. The acquisitions of Vought and ANS contributed $1.9 billion in net sales in fiscal 2012, as compared to $1.5 billion in net sales in fiscal 2011. Excluding the effects of the acquisitions of Vought and ANS, organic sales increased $90.9 million, or 6.6%, due to the expected increase in commercial production rates of various customer programs. The prior year period was negatively impacted by challenges such as the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).

Cost of sales increased by $333.1 million, or 14.9%, to $2.6 billion for the fiscal year ended March 31, 2012 from $2.2 billion for the fiscal year ended March 31, 2011. This increase resulted from the acquisitions noted above, which contributed an additional $264.9 million. Gross margin for the fiscal year ended March 31, 2012 was 24.7% compared with 23.2% for the fiscal year ended March 31, 2011. The improvement in gross margin was due to synergies related to the acquisition of Vought, lower pension and other postretirement benefit expenses and favorable cumulative catch-up adjustments on long-term contracts discussed further below.
Segment operating income increased by $153.5 million, or 41.3%, to $525.3 million for the fiscal year ended March 31, 2012 from $371.8 million for the fiscal year ended March 31, 2011. The operating income increase was due to the contribution from the acquisitions ($133.2 million) and increased organic sales ($14.3 million). The contribution of Vought included favorable cumulative catch-up adjustments to operating income ($18.3 million) and lower pension and other postretirement benefit expenses ($34.9 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($19.1 million). The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $29.5 million and gross unfavorable adjustments of $11.3 million. The cumulative catch-up adjustments were due to lower overall overhead cost assumptions, revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities and the reduction in provisions for technical problems on production lots at or near completion, net of ERP system implementation expenses.
Corporate expenses decreased by $47.2 million, or 81.7%, to $10.6 million for the fiscal year ended March 31, 2012 from $57.8 million for the fiscal year ended March 31, 2011. Corporate expenses decreased primarily due to $40.4 million in curtailment gain, net of special termination benefits associated with amendments made to certain defined benefit plans. Corporate expenses also included $6.3 million in acquisition-related transaction and integration costs associated with the acquisition of Vought for the fiscal year ended March 31, 2012, as compared to $20.9 million for the fiscal year ended March 31, 2011. Absent the aforementioned improvements to corporate expenses were increases due to increased compensation and benefits ($4.9 million) due to increased corporate head count as compared to the prior year, and an increase of $1.9 million of costs related to our Mexican facility compared to the prior year period.
Interest expense and other decreased by $2.4 million, or 3.0%, to $77.1 million for the fiscal year ended March 31, 2012 compared to $79.6 million for the prior year. This decrease was due to lower average debt outstanding during the fiscal year ended March 31, 2012 due to the extinguishment of the term loan credit agreement (the "Term Loan") in April 2011, along with lower interest rates on our revolving credit facility. Interest expense and other includes the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the Term Loan, offset by a $2.9 million favorable fair value adjustment due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the assets were recoverable. The fiscal year ended March 31, 2011 also included an additional $4.0 million for amortization of discount on the Convertible Notes, as defined below. The discount on the Convertible Notes was fully amortized as of September 30, 2011.
The effective tax rate was 35.6% for the fiscal year ended March 31, 2012 and 35.0% for the fiscal year ended March 31, 2011. The income tax provision for the fiscal year ended March 31, 2012 included $1.6 million of tax expense due to the recapture of domestic production deductions taken in prior carryback periods, offset by a $1.2 million net tax benefit related to provision to return adjustments upon filing our fiscal 2011 tax return. The effective income tax rate was impacted by the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position for the fiscal year ended March 31, 2012. The effective income tax rate for the fiscal year ended March 31, 2011 was impacted by the $20.9 million in acquisition and integration expenses, which were only partially deductible for tax purposes, offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010.
In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. Loss from discontinued operations before income taxes was $1.2 million for the fiscal year ended March 31, 2012, compared with a loss from discontinued operations before income taxes of $3.9 million for the fiscal year ended March 31, 2011. Loss from discontinued operations for the fiscal year ended March 31, 2011 includes a $2.3 million charge related to the termination of an agreement. The income tax benefit for discontinued operations was $0.4 million for the fiscal year ended March 31, 2012 compared to a benefit of $1.4 million for the prior year.

Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

	Year Ended March 31,
	2011	2010
	(in thousands)
Net sales	$2,905,348	$1,294,780
Segment operating income	$371,849	$181,566
Corporate general and administrative expenses	(57,813)	(26,285)
Total operating income	314,036	155,281
Interest expense and other	79,559	28,865
Gain on early extinguishment of debt	—	(39)
Income tax expense	82,066	41,167
Income from continuing operations	152,411	85,288
Loss from discontinued operations, net	(2,512)	(17,526)
Net income	$149,899	$67,762

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
The effective tax rate was 35.0% for the fiscal year ended March 31, 2011 and 32.6% for the fiscal year ended March 31, 2010. The effective income tax rate was impacted by the $20.9 million in acquisition and integration expenses, which were only partially deductible for tax purposes, offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010. In December 2010, the Tax Hike Prevention Act of 2010 reinstated the research and development tax credit retroactive to January 1, 2010 through December 31, 2011.
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
Business Segment Performance
We report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company's Chief Operating Decision Maker ("CODM") utilizes EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
The results of operations among our reportable segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerostructures segment generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. This compares to our Aerospace Systems segment which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Aerostructures and Aerospace Systems segments.
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

	Year Ended March 31,
	2012	2011	2010
Aerostructures
Commercial aerospace	39.4%	35.4%	24.4%
Military	23.5	26.4	14.8
Business Jets	11.3	9.7	3.6
Regional	0.5	0.6	1.6
Non-aviation	0.7	1.0	2.2
Total Aerostructures net sales	75.4%	73.1%	46.6%
Aerospace Systems
Commercial aerospace	5.9%	5.7%	11.0%
Military	7.7	9.3	20.0
Business Jets	0.8	0.8	1.0
Regional	0.5	0.7	1.6
Non-aviation	1.1	1.0	2.5
Total Aerospace Systems net sales	16.0%	17.5%	36.1%
Aftermarket Services
Commercial aerospace	6.6%	7.0%	12.9%
Military	0.9	1.2	2.5
Business Jets	0.4	0.4	0.7
Regional	0.2	0.2	0.5
Non-aviation	0.5	0.6	0.7
Total Aftermarket Services net sales	8.6%	9.4%	17.3%
Total Consolidated net sales	100.0%	100.0%	100.0%

The increase in our percentage of net sales of commercial aerospace and business jets was attributable to the acquisition of Vought. We continue to experience an increase in the mix of the commercial aerospace end-market. We recently have experienced slight growth in the business jet end-market, offset by a slight decrease in our military end market. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue. The shift in our sales mix from fiscal 2010 to fiscal 2011 across segments was due to the acquisition of Vought; however, the acquisition of Vought had little impact on the change in the sales by end market on a consolidated basis.
Business Segment Performance—Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

	Year Ended March 31,		% Change	% of Total Sales
	2012	2011		2012	2011
	(in thousands)
NET SALES
Aerostructures	$2,571,576	$2,126,040	21.0%	75.5%	73.2%
Aerospace Systems	551,800	513,435	7.5%	16.2%	17.6%
Aftermarket Services	292,674	272,728	7.3%	8.6%	9.4%
Elimination of inter-segment sales	(8,121)	(6,855)	18.5%	(0.2)%	(0.2)%
Total net sales	$3,407,929	$2,905,348	17.3%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2012	2011		2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$403,414	$267,783	50.6%	15.7%	12.6%
Aerospace Systems	90,035	75,292	19.6%	16.3%	14.7%
Aftermarket Services	31,859	28,774	10.7%	10.9%	10.6%
Corporate	(10,593)	(57,813)	(81.7)%	n/a	n/a
Total segment operating income	$514,715	$314,036	63.9%	15.1%	10.8%

	Year Ended March 31,		% Change	% of Segment Sales
	2012	2011		2012	2011
EBITDA
Aerostructures	$465,843	$308,020	51.2%	18.1%	14.5%
Aerospace Systems	107,398	92,475	16.1%	19.5%	18.0%
Aftermarket Services	41,346	39,875	3.7%	14.1%	14.6%
Corporate	(47,232)	(55,891)	(15.5)%	n/a	n/a
	$567,355	$384,479	47.6%	16.6%	13.2%

Aerostructures:    The Aerostructures segment net sales increased by $445.5 million, or 21.0%, to $2.6 billion for the fiscal year ended March 31, 2012 from $2.1 billion for the fiscal year ended March 31, 2011. The increase was primarily due to the acquisition of Vought ($407.4 million), in addition to an increase in organic sales of $38.1 million, or 6.4% due to the increase in commercial production rates of various customer programs. The prior year period was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).
Aerostructures segment operating income increased by $135.6 million, or 50.6%, to $403.4 million for the fiscal year ended March 31, 2012 from $267.8 million for the fiscal year ended March 31, 2011. Operating income increased due to the increase in organic sales ($4.0 million) and contribution from the acquisition of Vought ($131.6 million). The contribution of Vought included cumulative catch-up adjustments to operating income with gross favorable adjustments of $29.5 million and gross unfavorable adjustments of $11.3 million, as well as lower pension and other postretirement benefit expenses of $34.9 million. The contribution of Vought also included improvements due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration ($18.5 million). These same factors contributed to the increase in EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales increased to 15.7% for the fiscal year ended March 31, 2012 as compared with 12.6% for the fiscal year ended March 31, 2011, due to the net favorable cumulative catch-up adjustments and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $38.4 million, or 7.5%, to $551.8 million for the fiscal year ended March 31, 2012 from $513.4 million for the fiscal year ended March 31, 2011. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.
Aerospace Systems segment operating income increased by $14.7 million, or 19.6%, to $90.0 million for the fiscal year ended March 31, 2012 from $75.3 million for the fiscal year ended March 31, 2011. Operating income increased primarily due to increases in gross margin ($9.0 million) due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($12.2 million), offset by increased legal fees ($2.4 million) due in part to the inclusion in the prior year of the net recovery of $0.8 million of prior legal costs and increased development costs ($4.6 million). These same factors contributed to the increase in EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 16.3% for the fiscal year ended March 31, 2012 as compared with 14.7% for the fiscal year ended March 31, 2011, due to improvements in gross margin as noted above, which also caused the improvements in EBITDA margin.

Aftermarket Services:    The Aftermarket Services segment net sales increased by $19.9 million, or 7.3%, to $292.7 million for the fiscal year ended March 31, 2012 from $272.7 million for the fiscal year ended March 31, 2011. The acquisition of ANS contributed $4.2 million of increased net sales. Organic net sales increased due to continued improvement in global commercial air traffic and decreases in airline inventory de-stocking.
Aftermarket Services segment operating income increased by $3.1 million, or 10.7%, to $31.9 million for the fiscal year ended March 31, 2012 from $28.8 million for the fiscal year ended March 31, 2011. Operating income increased primarily due to contribution from the acquisition of ANS ($1.6 million) and increased efficiencies in production associated with higher volume of work ($0.9 million). Also, the period was favorably impacted by decreased depreciation and amortization expense ($1.6 million) as certain intangible assets became fully depreciated during fiscal 2011, offset by $1.1 million in increased bad debt reserves associated with the bankruptcies of American Airlines, Pinnacle and Aveos. These same factors contributed to the increase in EBITDA year over year; however, the growth in EBITDA was less than the growth in operating income, as depreciation and amortization was lower in fiscal year 2012 versus fiscal year 2011.
Aftermarket Services segment operating income as a percentage of segment sales increased to 10.9% for the fiscal year ended March 31, 2012 as compared with 10.6% for the fiscal year ended March 31, 2011, due to the increase in sales volume and related efficiencies noted above. However, the EBITDA margin declined as $1.6 million of our operating income improvement was due to lower depreciation and amortization, which does not impact EBITDA.
Business Segment Performance—Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

	Year Ended March 31,		% Change	% of Total Sales
	2011	2010		2011	2010
	(in thousands)
NET SALES
Aerostructures	$2,126,040	$605,423	251.2%	73.2%	46.8%
Aerospace Systems	513,435	473,409	8.5%	17.6%	36.5%
Aftermarket Services	272,728	224,663	21.4%	9.4%	17.4%
Elimination of inter-segment sales	(6,855)	(8,715)	(21.3)%	(0.2)%	(0.7)%
Total net sales	$2,905,348	$1,294,780	124.4%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2011	2010		2011	2010
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$267,783	$102,271	161.8%	12.6%	16.9%
Aerospace Systems	75,292	68,069	10.6%	14.7%	14.4%
Aftermarket Services	28,774	11,226	156.3%	10.6%	5.0%
Corporate	(57,813)	(26,285)	119.9%	n/a	n/a
Total segment operating income	$314,036	$155,281	102.2%	10.8%	12.0%

	Year Ended March 31,		% Change	% of Total Sales
	2011	2010		2011	2010
EBITDA
Aerostructures	$308,020	$126,296	143.9%	14.5%	20.9%
Aerospace Systems	92,475	84,873	9.0%	18.0%	17.9%
Aftermarket Services	39,875	24,081	65.6%	14.6%	10.7%
Corporate	(55,891)	(25,551)	118.7%	n/a	n/a
	$384,479	$209,699	83.3%	13.2%	16.2%

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
Aftermarket Services segment operating income increased by $17.6 million, or 156.3%, to $28.8 million for the fiscal year ended March 31, 2011 from $11.2 million for the fiscal year ended March 31, 2010. Operating income increased primarily due to increased sales volume. In addition, the sales volume increases improved our production efficiencies by increasing gross margins to 25.0% from 22.6% in the prior fiscal year. Also, the period was favorably impacted by the gain on sale of certain intellectual property ($0.7 million) and decreased salaries and benefits ($0.7 million) due to lower headcounts, as well as $0.3 million in expenses incurred to shut down a service facility in Austin, Texas in the prior period. These same factors contributed to the increase in EBITDA year over year, however, the growth in EBITDA was less than the growth in operating income, as depreciation and amortization was lower in fiscal year 2011 versus fiscal year 2010.
Aftermarket Services segment operating income as a percentage of segment sales increased to 10.6% for the fiscal year ended March 31, 2011 as compared with 5.0% for the fiscal year ended March 31, 2010, due to the increase in sales volume and related efficiencies noted above which also caused the improvement in the EBITDA margin.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2012, we generated approximately $227.8 million of cash flow from operating activities, used approximately $69.8 million in investing activities and used approximately $166.3 million in financing activities. Cash flows from operating activities included $122.2 million in pension contributions in fiscal 2012, compared to $135.1 million in fiscal 2011.
Cash flows from operations for the fiscal year ended March 31, 2012 increased $85.5 million, or 60.1%, from the fiscal year ended March 31, 2011. Our cash flows from operations increased due to an increase in net income of $131.0 million, and an increase of $58.4 million in noncash charges such as depreciation and amortization associated with the acquisition of Vought, the write-off of unamortized discounts and deferred financing fees on the extinguishment of the Term Loan and the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.
These increases were offset in part by a decrease of $106.1 million in net working capital changes. Net working capital changes included increased cash uses for inventories of $47.5 million for fiscal 2012, as compared to $21.0 million in fiscal 2011 due to production buildup and increases in capitalized pre-production costs. Capitalized pre-production costs are expected to continue to increase, while our production buildup is expected to decline over the next few quarters. Also, cash uses for excess funding above expense of our pension and other postretirement benefits plans increased to $157.1 million for fiscal 2012, as compared to $124.3 million in fiscal 2011. In addition, cash uses for accounts receivable increased to $82.1 million for fiscal 2012, from $15.9 million in fiscal 2011 due largely to the increase in sales. Cash flows from operations for the fiscal year ended March 31, 2012 included the receipt of an income tax refund of $29.3 million as a result of carrying back tax losses from fiscal 2011 to prior years.
Cash flows used in investing activities for the fiscal year ended March 31, 2012 decreased $349.2 million from the fiscal year ended March 31, 2011. Our cash flows used in investing activities decreased as the prior year period included the acquisition of Vought ($333.1 million). Cash flows used in investing activities for the fiscal year ended March 31, 2012 included $20.0 million in funds received from escrow on the acquisition of Vought for the settlement of opening balance sheet liabilities, offset by $7.3 million in cash payments for the acquisition of Aviation Network Services, LLC. Cash flows from financing activities for the fiscal year ended March 31, 2012 decreased $324.6 million from the fiscal year ended March 31, 2011 included the extinguishment of the Term Loan ($350.0 million), the redemption of certain Convertible Notes ($50.4 million), and the payment of contingent earnouts and deferred acquisition payments ($7.3 million).
As of March 31, 2012, $496.8 million was available under our revolving credit facility (the “Credit Facility”).  On March 31, 2012, an aggregate amount of approximately $320.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On April 5, 2011, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $850.0 million, with a $50.0 million accordion feature, from $535.0 million, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment resulted in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished its Term Loan at face value of $350.0 million, plus accrued interest. The Company recognized a pretax loss of approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of unamortized discounts and deferred financing fees on the Term Loan.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $850.0 million outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.75% and 3.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by the Company's domestic subsidiaries.
The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. As of March 31, 2012, the Company was in compliance with all such covenants.

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
Also in June 2010, the Company entered into a six-year Term Loan for $350.0 million in principal amount. The proceeds of the Term Loan, which were 99.50% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7.1 million of costs, which were deferred and were to be amortized into expense over the term of the Term Loan. As noted above, however, the Term Loan was extinguished in April 2011.
In June 2011, the Company amended its $175.0 million receivable securitization facility (the "Securitization Facility") extending the term through June 2014. Under the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2012, the maximum amount available under the Securitization Facility was $144.3 million. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2012, there was $120.0 million outstanding under the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC. The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.
Cash flows from operations for the fiscal year ended March 31, 2011 decreased $27.3 million or 16.1%, from the fiscal year ended March 31, 2010. Our cash flows from operations decreased despite an increase of $82.1 million in net income, due to excess funding above expense of our pension and other postretirement benefits plans of $124.3 million, $12.4 million of interest paid at closing on assumed debt from the acquisition of Vought and an increased use of cash related to inventory of $51.2 million driven by a decrease of $56.5 million due to the timing of advanced payments, partially offset by the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.
Cash flows used in investing activities for the fiscal year ended March 31, 2011 increased $356.5 million from the fiscal year ended March 31, 2010. Our cash flows used in investing activities increased due to the acquisition of Vought ($333.1 million), as well as increased capital expenditures of $58.4 million for our Mexican facility and Vought. Cash flows from financing activities for the fiscal year ended March 31, 2011 increased $123.1 million from the fiscal year ended March 31, 2010 in order to finance the acquisition of Vought.
At March 31, 2012, $19.5 million of cash and cash equivalents were held by foreign subsidiaries and were primarily denominated in foreign currencies. If these amounts would be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. We currently expect to utilize the balances to fund our foreign operations.
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

During February 2008, we exercised existing authority to make stock repurchases and repurchased 220,000 shares of our outstanding shares under the program for an aggregate consideration of $12.3 million, funded by borrowings under our Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in our existing stock repurchase program by up to an additional 500,000 shares of our common stock. As a result, as of May 25, 2012, we remain able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
On September 18, 2006, we issued $201.3 million in convertible notes (the "Convertible Notes"). The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of our existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.
The Company received net proceeds from the sale of the Convertible Notes of approximately $195.0 million after deducting offering expenses of approximately $6.3 million. The use of the net proceeds from the sale was for prepayment of our then outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under our Credit Facility. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. Since it is in the control of the Company to call the Convertible Notes at any time after October 6, 2011, the value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2012.
The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 36.7695 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.19 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture agreement. For the periods from January 1, 2011 through March 31, 2012, the Convertible Notes were eligible for conversion. In March and April 2012, the Company received notice of conversion from holders of $15.0 million in principal value of the Convertible Notes. These conversions were settled in first quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of 310,632 shares. In April 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding March 31, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through June 30, 2012. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.19. The average price of the Company's common stock for the fiscal years ended March 31, 2012 and 2011 was $53.26 and $39.48, respectively. Accordingly, 2,606,189 and 2,040,896 additional shares, respectively, were included in the diluted earnings per share calculation. The average price of the Company's stock for the fiscal year ended March 31, 2010 was $23.34. Therefore, no additional shares were included in the diluted earnings per share calculations for that fiscal year.

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
Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amount of the Convertible Notes. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50.4 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares.
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
Capital expenditures were $94.0 million for the fiscal year ended March 31, 2012 primarily for Vought, which includes the construction of our facility in Red Oak, Texas. We funded these expenditures through borrowings under our Credit Facility. We expect capital expenditures and investments in new major programs of approximately $130.0 million to $150.0 million for our fiscal year ending March 31, 2013, of which $50.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal(1)	$1,162,933	$142,237	$145,388	$334,310	$540,998
Debt-interest(2)	305,603	51,841	93,236	90,439	70,087
Operating leases	93,138	22,331	41,652	8,401	20,754
Contingent payments(3)	29,000	—	28,000	1,000	—
Purchase obligations	1,266,372	878,171	364,168	23,166	867
Total	$2,857,046	$1,094,580	$672,444	$457,316	$632,706
_______________________________________________

(1)
Included in the Company's consolidated balance sheet at March 31, 2012, plus discounts on 2017 Notes and 2018 Notes of $1.9 million and $2.1 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.

(2)	Includes fixed-rate interest only.

(3)	Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.
The above table excludes unrecognized tax benefits of $7.1 million as of March 31, 2012 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2012 as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2012	$2,241,741	$380,802
Plan assets at March 31, 2012	1,881,954	—
Projected contributions by fiscal year
2013	113,235	37,312
2014	115,700	35,627
2015	84,700	31,295
2016	32,800	30,910
2017	6,300	30,490
Total 2013 - 2017	$352,735	$165,634
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
On May 23, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, substantially all of its domestic subsidiaries and certain foreign subsidiaries as co-borrowers thereunder, the lenders party thereto (the “Lenders”) and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”). The obligations under the Amended Credit Agreement and related documents continue to be secured by liens on substantially all of the assets of the Company and its domestic subsidiaries. Pursuant to the Amended Credit Agreement, the Company and its subsidiary borrowers may borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $1,000.0 million outstanding at any time, with a $50.0 million accordion feature. The Amended Credit Agreement has a maturity date of May 23, 2017 (the “Maturity Date”).
Loans under the Amended Credit Agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio (as defined in the Amended Credit Agreement) as of the last day of each fiscal quarter. The Company is also required to pay a quarterly commitment fee on the average daily unused portion of the Amended Credit Agreement for each fiscal quarter and fees in connection with the issuance of letters of credit. All outstanding principal and interest under the Amended Credit Agreement will be due and payable on the Maturity Date.
The Amended Credit Agreement contains representations, warranties, events of default and covenants customary for financings of this type including, without limitation, financial covenants under which the Company is obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain minimum Interest Coverage Ratio, maximum Total Leverage Ratio and maximum Senior Leverage Ratio (in each case as defined in the Amended Credit Agreement).

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
Inventories
The Company records inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in, first-out or average cost methods.
Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any remaining amount reflected in current liabilities.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at March 31, 2012 was $19.4 million.
Revenue and Profit Recognition
Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.
A significant portion of our contracts are within the scope of Accounting Standards Codification ("ASC") 605-35, Revenue—Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units of delivery method.

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

For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18.3 million, $11.8 million and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29.5 million and gross unfavorable adjustments of approximately $11.3 million. For the fiscal year ended March 31, 2011, there were no significant changes in estimates to our contracts accounted for under the percentage-of-completion method that materially impacted the Company's results of operations, cash flows, or inventory valuation.
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
Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the fiscal years ended March 31, 2012 and 2011, we recognized $26.7 million and $29.2 million, respectively, into net sales in our consolidated statement of income.
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
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units under ASC 350, Intangibles—Goodwill and Other. The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer comprise the Company's CODM. The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components under ASC 350. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
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
We completed our required annual impairment test in the fourth quarter of fiscal 2012 and determined that there was no impairment. Our methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.
In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. No impairment charges have been incurred during the fiscal years ended March 31, 2012, 2011 and 2010.
As of March 31, 2012, we had a $425.0 million indefinite-lived intangible asset associated with the Vought tradename. We test this intangible for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment.
Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If the carrying amount is less than the estimated fair value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
During the fiscal year ended March 31, 2012, a $2.9 million favorable fair value adjustment due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2012, 2011 and 2010, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Acquired Contract Liabilities, net
In connection with our acquisition of Vought, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets of $124.5 million at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves. The acquired contract liabilities, net are being amortized as non-cash revenues over the terms of the respective contracts. In evaluating acquired contract liabilities, net, our analysis involved considerable management judgment and assumptions, including determining the market rates that would be received if the existing contracts were executed at the acquisition date and the comparability of similar contracts executed at the acquisition date. The Company recognized net amortization of contract liabilities of approximately $26.7 million and $29.2 million in the fiscal years ended March 31, 2012 and 2011, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2012 is approximately $68.7 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2013—$22.2 million; 2014—$17.8 million; 2015—$10.3 million; 2016—$8.3 million; 2017—$6.1 million.

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
The assumed discount rate utilized is based on a point-in-time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of yield rates associated with long-term, high-quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high-quality corporate bonds. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rate at March 31, 2012 decreased to 4.62% from 5.58% at March 31, 2011.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based principally on the counsel of our outside investment advisors. This rate is based on actual historical returns and anticipated long-term performance of individual asset classes with consideration given to the related investment strategy. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits. The expected long-term rate of return for fiscal 2013 is 8.25%, compared to 8.50% for fiscal 2012 and 2011.
The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in calculating the PBO and annual pension expense.
In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2012. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
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
The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on our net periodic benefit cost and obligations that occurred during the fiscal year ended March 31, 2012:

•
In February 2012, the Company's second largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provides actively employed participants the option to elect a lump-sum distribution upon retirement effective April 1, 2012. This change resulted in reduction to the projected benefit obligation of approximately $7.1 million.

•
In December 2011, the Company negotiated the termination of one its smaller defined benefit plans. This termination resulted in a $1.6 million special termination benefit, included in the Curtailment gain, net on the consolidated statement of income for the fiscal year ended March 31, 2012.

•	In March 2012, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2013, most actively employed participants with 30 years of service and certain highly compensated employees as of April 1, 2012 will no longer continue to accrue a benefit. Those changes resulted in a reduction of the projected pension obligation of approximately $56.7 million and a related curtailment gain of $42.4 million included in Curtailment gain, net on the consolidated statement of income for the fiscal year ended March 31, 2012.
Pension income, including curtailment gain for the fiscal year ended March 31, 2012 was $54.8 million compared with pension expense of $18.8 million for the fiscal year ended March 31, 2011 and $1.0 million for the fiscal year ended March 31, 2010. For the fiscal year ending March 31, 2013, the Company expects to recognize pension income of approximately $27.0 million. Excluding the effect of the net curtailment gain in fiscal 2012, the significant increase in expected pension income in fiscal year 2013 results principally from the plan amendments noted above and asset performance in fiscal year 2012 exceeding the expected long-term rate of return on plan assets.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.
        In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other - (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Adoption of the provisions of ASU 2011-8 did not have a material impact on the Company's consolidated financial statements.
        In September 2011, the FASB issued ASU 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"). The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, and thus were effective for the Company for the fiscal year ended March 31, 2012. The amendments should be applied retrospectively for all prior periods presented. Adoption of the provisions of ASU 2011-09 did not have a material impact on the Company's consolidated financial statements.
Effective March 31, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in Other Comprehensive Income ("OCI").  This guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements where the first statement includes the components of net income and the second statement includes the components of OCI. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the guidance also would have required an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  However, subsequent to the issuance of ASU 2011-05, this requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements was deferred for further evaluation.  The deferral did not change the requirement to present items of net income, items of other comprehensive income and total comprehensive income in either one continuous statement or two separate consecutive statements. The Company has elected to present two separate consecutive statements. The adoption of this standard resulted in a change in presentation and additional footnote disclosure that did not have a significant impact on the Company.

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
Commodity Price Risk
Some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, and substantial increases in prices could increase our operating costs, which, as a result of our fixed-price contracts, we may not be able to recoup through increases in the prices of our products. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all material commodities.
Any failure by our suppliers to provide acceptable raw materials, components, kits or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.
To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas.
Foreign Exchange Risk
In addition, even when revenues and expenses are matched, we must translate foreign denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the respective foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders' equity.
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2012, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2012, approximately 62% of our debt is fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."
The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2012. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2012.
Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$142,237	$13,400	$11,989	$12,398	$1,912	$538,820	$720,756
Weighted-average interest rate (%)	7.64%	8.18%	8.23%	8.28%	8.23%	8.29%
Variable-rate cash flows (in thousands)	$—	$—	$120,000	$320,000	$—	$2,178	$442,178
Weighted-average interest rate (%)	2.26%	2.26%	2.26%	5.05%	2.53%	2.50%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
May 25, 2012

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,662	$39,328
Trade and other receivables, less allowance for doubtful accounts of $3,900 and $3,196	440,608	374,491
Inventories, net of unliquidated progress payments of $164,450 and $138,206	817,956	781,714
Rotable assets	34,554	26,607
Deferred income taxes	72,259	68,536
Prepaid expenses and other	23,344	18,141
Assets held for sale	—	4,574
Total current assets	1,418,383	1,313,391
Property and equipment, net	733,380	734,879
Goodwill	1,546,374	1,530,580
Intangible assets, net	829,676	859,620
Deferred income taxes, noncurrent	527	—
Other, net	26,417	38,764
Total assets	$4,554,757	$4,477,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$142,237	$300,252
Accounts payable	266,124	262,716
Accrued expenses	311,620	313,354
Liabilities related to assets held for sale	—	431
Total current liabilities	719,981	876,753
Long-term debt, less current portion	1,016,625	1,011,752
Accrued pension and other postretirement benefits, noncurrent	700,125	693,408
Deferred income taxes, noncurrent	188,370	92,810
Other noncurrent liabilities	136,287	167,788
Temporary equity	—	2,506
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 49,590,273 and 48,690,606 shares issued; 49,531,740 and 48,513,422 shares outstanding	50	49
Capital in excess of par value	833,935	819,197
Treasury stock, at cost, 58,533 and 177,184 shares	(1,716)	(5,085)
Accumulated other comprehensive (loss) income	(9,306)	120,471
Retained earnings	970,406	697,585
Total stockholders' equity	1,793,369	1,632,217
Total liabilities and stockholders' equity	$4,554,757	$4,477,234

See notes to consolidated financial statements.
TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2012		2011	2010
Net sales	$3,407,929		$2,905,348	$1,294,780
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,564,995		2,231,864	927,211
Selling, general and administrative	242,553		238,889	157,870
Depreciation and amortization	119,724		99,657	54,418
Acquisition and integration expenses	6,342		20,902	—
Curtailment gain	(40,400)		—	—
	2,893,214		2,591,312	1,139,499
Operating income	514,715		314,036	155,281
Interest expense and other	77,138		79,559	28,865
Gain on early extinguishment of debt	—		—	(39)
Income from continuing operations before income taxes	437,577		234,477	126,455
Income tax expense	155,955		82,066	41,167
Income from continuing operations	281,622		152,411	85,288
Loss from discontinued operations, net	(765)		(2,512)	(17,526)
Net income	$280,857		$149,899	$67,762
Earnings per share—basic:
Income from continuing operations	$5.77		$3.39	$2.59
Loss from discontinued operations, net	(0.02)		(0.06)	(0.53)
Net income	$5.75		$3.33	$2.06
Weighted-average common shares outstanding—basic	48,821		45,006	32,918
Earnings per share—diluted:
Income from continuing operations	$5.43		$3.21	$2.56
Loss from discontinued operations, net	(0.01)		(0.05)	(0.53)
Net income	$5.41	*	$3.16	$2.03
Weighted-average common shares outstanding—diluted	51,873		47,488	33,332

*	Difference due to rounding.
See notes to consolidated financial statements.
TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended March 31,
	2012	2011	2010
Net income	$280,857	$149,899	$67,762
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,852)	3,798	2,215
Pension and postretirement adjustments, net of income taxes of ($77,523), $70,349 and ($10), respectively	(127,289)	114,780	(17)
Change in fair value of cash flow hedge, net of income taxes of $222, $698 and $221, respectively	364	1,188	740
Total other comprehensive income (loss)	(129,777)	119,766	2,938
Total comprehensive income	$151,080	$269,665	$70,700

See notes to consolidated financial statements.
TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2009	33,179,134	$33	$311,417	$(9,785)	$(2,233)	$489,131	$788,563
Net income	—	—	—	—	—	67,762	67,762
Foreign currency translation adjustment	—	—	—	—	2,215	—	2,215
Pension liability adjustment, net of income taxes of ($10)	—	—	—	—	(17)	—	(17)
Change in fair value of interest rate swap, net of income taxes of $221	—	—	—	—	740	—	740
Gain on early extinguishment of debt	—	—	11	—	—	(39)	(28)
Exercise of stock options	83,222	—	—	2,334	—	(1,173)	1,161
Cash dividends ($0.08 per share)	—	—	—	—	—	(2,666)	(2,666)
Share-based compensation	107,894	—	3,220	—	—	—	3,220
Repurchase of restricted shares for minimum tax obligation	(23,742)	—	—	(470)	—	—	(470)
Excess tax benefit from exercise of stock options	—	—	206	—	—	—	206
Balance at March 31, 2010	33,346,508	33	314,854	(7,921)	705	553,015	860,686
Net income	—	—	—	—	—	149,899	149,899
Foreign currency translation adjustment	—	—	—	—	3,798	—	3,798
Pension liability adjustment, net of income taxes of $70,349	—	—	—	—	114,780	—	114,780
Change in fair value of interest rate swap, net of income taxes of $698	—	—	—	—	1,188	—	1,188
Vought acquisition consideration	14,992,330	15	504,852	—	—	—	504,867
Reclassification adjustment to temporary equity for exercisable put on convertible notes	—	—	(2,506)	—	—	—	(2,506)
Exercise of stock options	160,552	—	—	4,639	—	(1,755)	2,884
Cash dividends ($0.08 per share)	—	—	—	—	—	(3,574)	(3,574)
Share-based compensation	65,942	1	1,906	—	—	—	1,907
Repurchase of restricted shares for minimum tax obligation	(51,910)	—	(59)	(1,803)	—	—	(1,862)
Excess tax benefit from exercise of stock options	—	—	150	—	—	—	150
Balance at March 31, 2011	48,513,422	49	819,197	(5,085)	120,471	697,585	1,632,217
Net income	—	—	—	—	—	280,857	280,857
Foreign currency translation adjustment	—	—	—	—	(2,852)	—	(2,852)
Pension liability adjustment, net of income taxes of $77,523	—	—	—	—	(127,289)	—	(127,289)
Change in fair value of derivatives, net of income taxes of $222	—	—	—	—	364	—	364
Issuance of stock upon conversion of convertible notes	772,438	—	5,524	—	—	—	5,524
Reclassification adjustment from temporary equity for exercisable put on convertible notes	—	—	2,506	—	—	—	2,506
Exercise of stock options	136,254	—	—	3,978	—	(1,137)	2,841
Cash dividends ($0.14 per share)	—	—	—	—	—	(6,899)	(6,899)
Share-based compensation	123,890	1	4,828	—	—	—	4,829
Repurchase of restricted shares for minimum tax obligation	(14,264)	—	—	(609)	—	—	(609)
Excess tax benefit from exercise of stock options	—	—	1,880	—	—	—	1,880
Balance at March 31, 2012	49,531,740	$50	$833,935	$(1,716)	$(9,306)	$970,406	$1,793,369
See notes to consolidated financial statements.
TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2012	2011	2010
Operating Activities
Net income	$280,857	$149,899	$67,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,724	99,657	54,418
Amortization of acquired contract liability	(26,684)	(29,214)	—
Curtailment gain, net	(40,400)	—	—
Gain on early extinguishment of debt	—	—	(39)
Accretion of debt discount	4,529	7,609	6,196
Other amortization included in interest expense	9,601	4,205	1,951
Provision for doubtful accounts receivable	1,282	152	773
Provision for deferred income taxes	153,453	82,083	7,524
Employee stock compensation	4,988	3,622	3,220
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(82,062)	(15,875)	(6,172)
Inventories	(47,487)	(21,045)	30,192
Rotable assets	(8,206)	(1,021)	65
Prepaid expenses and other current assets	(4,821)	13,411	(3,822)
Accounts payable, accrued expenses and income taxes payable	17,604	(27,131)	(15,742)
Accrued pension and other postretirement benefits	(157,111)	(124,339)	—
Changes in discontinued operations	241	7	21,773
Other	2,273	284	1,549
Net cash provided by operating activities	227,781	142,304	169,648
Investing Activities
Capital expenditures	(93,969)	(90,025)	(31,665)
Reimbursements of capital expenditures	3,437	—	—
Proceeds from sale of assets	8,758	4,213	615
Acquisitions, net of cash acquired	11,951	(333,228)	(31,493)
Net cash used in investing activities	(69,823)	(419,040)	(62,543)
Financing Activities
Net increase (decrease) in revolving credit facility	235,000	85,000	(127,730)
Proceeds from issuance of long-term debt	92,253	846,105	186,930
Retirement of debt and capital lease obligations	(484,538)	(745,852)	(13,811)
Payment of deferred financing costs	(3,999)	(22,790)	(8,344)
Dividends paid	(6,899)	(3,574)	(2,666)
Repayment of government grant	(2,180)	(1,695)	—
Repurchase of restricted shares for minimum tax obligations	(609)	(1,861)	(470)
Proceeds from exercise of stock options, including excess tax benefit of $1,880, $150, and $206 in 2012, 2011, and 2010	4,721	3,034	1,367
Net cash (used in) provided by financing activities	(166,251)	158,367	35,276
Effect of exchange rate changes on cash	(1,373)	479	359
Net change in cash and cash equivalents	(9,666)	(117,890)	142,740
Cash and cash equivalents at beginning of year	39,328	157,218	14,478
Cash and cash equivalents at end of year	$29,662	$39,328	$157,218

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
On June 9, 2011, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. The stock split resulted in the issuance of one additional share for each share issued and outstanding. The stock split was effective on July 14, 2011, to stockholders of record at the close of business on June 22, 2011. Additionally, the Board of Directors approved a 100% increase in the quarterly cash dividend rate on the Company’s common stock to $0.04 per common share from $0.02 per common share on a post-split basis. All share and per share information included in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the impact of the stock split.
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
Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the completion of the measurement period adjustments for the acquisition of Vought (Note 3), the effect of the two-for-one stock split announced by the Company in June 2011 and the cash flow presentation of the settlement of deferred and/or contingent payments on acquisitions as financing activities. In addition, the Company corrected an immaterial error related to the March 31, 2011 classification of deferred tax liabilities related to long-term contract accounting, which resulted in an increase in current deferred tax assets of $68,536 , a decrease of current deferred tax liabilities of $78,793 , a decrease of noncurrent deferred tax assets of $54,539 and an increase in noncurrent deferred tax liabilities of $92,790

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
Trade and other receivables, net comprised of the following:

	March 31,
	2012	2011
Billed	$436,877	$339,823
Unbilled	3,269	12,886
Total trade receivables	440,146	352,709
Other receivables	4,362	24,978
Total trade and other receivables	444,508	377,687
Less: Allowance for doubtful accounts	(3,900)	(3,196)
Total trade and other receivables, net	$440,608	$374,491
Inventories
The Company records inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead and advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in, first-out or average cost methods.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered.
Advance Payments and Progress Payments
Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any excess amount reflected in current liabilities under the Accrued expenses caption within the accompanying Consolidated Balance Sheets.
Property and Equipment
Property and equipment, which includes equipment under capital lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the lease term if shorter in the case of leasehold improvements, by the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39.5 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).
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
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units. The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer comprise the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments. The Company completed its required annual impairment test in the fourth quarter of fiscal 2012 and determined that there was no impairment. The Company's methodology for determining the fair value of a reporting unit includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporated market multiples for comparable companies in determining the fair value of the Company's reporting units. In the event that valuations in the aerospace and defense markets decrease, or the expected EBITDA for the Company's reporting units decreases, a goodwill impairment charge may be required, which would adversely affect the Company's operating results and financial condition. Any such impairment would be recognized in full in the reporting period in which it has been identified. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2012, 2011 and 2010 and determined that there was no impairment.
As of March 31, 2012, the Company had a $425,000 indefinite-lived intangible asset associated with the Vought tradename. The Company tests this intangible for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment.
Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the carrying amount is less than the estimated fair value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
During the fiscal year ended March 31, 2012, a $2,870 favorable fair value adjustment due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2012, 2011 and 2010, exclusive of the charges recorded in connection with discontinued operations, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Income over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Deferred financing costs, net of accumulated amortization of $17,710 and $23,384, respectively, are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2012 and 2011. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
Acquired Contract Liabilities, net
In connection with the acquisition of Vought, we assumed existing long-term contracts. Based on review of these contracts, the Company concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets of $124,548 at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves. The acquired contract liabilities, net are being amortized as non-cash revenues over the terms of the respective contracts. In evaluating acquired contract liabilities, net, the Company's analysis involved considerable management judgment and assumptions, including determining the market rates that would be received if the existing contracts were executed at the acquisition date and the comparability of similar contracts executed at the acquisition date. The Company recognized net amortization of contract liabilities of $26,684 and $29,214 in the fiscal years ended March 31, 2012 and 2011, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2012 is $68,650 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2013—$22,189; 2014—$17,758; 2015—$10,338; 2016—$8,266; and 2017—$6,096.
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
A significant portion of the Company's contracts are within the scope of ASC 605-35, Revenue—Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units of delivery method.

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
For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18,264, $11,755 and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29,549 and gross unfavorable adjustments of approximately $11,285. For the fiscal year ended March 31, 2011, there were no significant changes in estimates to our contracts accounted for under the percentage-of-completion method that materially impacted the Company's results of operations, cash flows, or inventory valuation.
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
Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the fiscal years ended March 31, 2012 and 2011, the Company recognized $26,684 and $29,214, into net sales in the accompanying Consolidated Statements of Income.
The Aftermarket Services Group providers repair and overhaul services, certain of which services are provided under long-term power-by-the-hour contracts, comprising approximately 5% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Shipping and Handling Costs
The cost of shipping and handling products is included in cost of products sold.
Research and Development Expense
Research and development expense was approximately $50,116, $50,465 and $25,670 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.
Retirement Benefits
Accounting rules covering defined benefit pension plans require that amounts recognized in financial statements be determined on an actuarial basis. A significant element in determining the Company's pension income (expense) is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The Company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Quoted market prices in active markets for identical assets or liabilities; Level 2—Observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3—Unobservable inputs that are not corroborated by market data. The Company has applied fair value measurements to its derivatives and contingent consideration (see Note 18) and to its pension and postretirement plan assets (see Note 15).
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.
        In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other - (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Adoption of the provisions of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.
        In September 2011, the FASB issued ASU 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"). The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, and thus were effective for the Company for the fiscal year ended March 31, 2012. The amendments should be applied retrospectively for all prior periods presented. Adoption of the provisions of ASU 2011-09 did not have a material impact on the Company's consolidated financial statements.
Effective March 31, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in Other Comprehensive Income ("OCI").  This guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements where the first statement includes the components of net income and the second statement includes the components of OCI. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the guidance also would have required an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  However, subsequent to the issuance of ASU 2011-05, this requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements was deferred for further evaluation.  The deferral did not change the requirement to present items of net income, items of other comprehensive income and total comprehensive income in either one continuous statement or two separate consecutive statements. The Company has elected to present two separate consecutive statements. The adoption of this standard resulted in a change in presentation and additional footnote disclosure that did not have a significant impact on the Company.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2012, 2011 and 2010 was $4,988, $3,622 and $3,220, respectively. The benefits of tax deductions in excess of recognized compensation expense were $1,880, $150 and $206 for fiscal years ended March 31, 2012, 2011 and 2010, respectively. Included in the stock-based compensation for fiscal years ended March 31, 2012 and 2011, is $1,873 and $1,176, respectively, classified as a liability as of March 31, 2012 and 2011 associated with each year's grant. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (See Note 16 for further details.)
Supplemental Cash Flow Information
For the fiscal year ended March 31, 2012, the Company received $29,439 in income tax refunds, net of income tax payments. The Company paid $3,688 and $27,990 for income taxes, net of refunds received for the fiscal years ended March 31, 2011 and 2010, respectively. The Company made interest payments of $72,563, $58,750 and $16,284 for fiscal years ended March 31, 2012, 2011 and 2010, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought (Note 3) during the fiscal year ended March 31, 2011.

During the fiscal years ended March 31, 2012, 2011 and 2010, the Company financed $84, $11,569 and $13,942 of property and equipment additions through capital leases, respectively. During the fiscal year ended March 31, 2012, the Company issued 772,438 shares in connection with certain redemptions of convertible senior subordinated notes (Note 10). During the fiscal year ended March 31, 2011, the Company issued 14,992,330 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3).
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
The following is a rollforward of the warranty reserves for the fiscal year ended March 31, 2012.

Balance, March 31, 2011	$19,711
Charges to costs and expenses	3,261
Write-offs, net of recoveries	(8,483)
Exchange rate changes	(16)
Balance, March 31, 2012	$14,473

3.	ACQUISITIONS
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
The purchase price for ANS of $9,180 included cash paid at closing, less cash received upon settlement of working capital adjustments and the estimated acquisition-date fair value of contingent consideration. The estimated acquisition-date fair value of contingent consideration relates to an earnout at the date of acquisition contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2013, 2014 and 2015 are $1,100, $900 and $1,000, respectively. The estimated fair value of the earnout at the date of acquisition is $1,926, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,753 was recorded as goodwill. The Company has also identified intangible assets of $4,222 with a weighted-average life of 9.9 years. During the fourth quarter of fiscal 2012, the Company finalized the purchase price allocation. The finalization of the Company's purchase accounting assessment did not result in significant measurement period adjustments and did not have a material impact on the Company's consolidated balance sheet, statement of income, or statement of cash flows.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of ANS:

October 31, 2011
Trade and other receivables	$625
Inventory	545
Prepaid expenses and other	12
Property and equipment	264
Goodwill	3,753
Intangible assets	4,222
Total assets	$9,421

Accounts payable	$79
Accrued expenses	44
Deferred tax liabilities	118
Other noncurrent liabilities	1,926
Total liabilities	$2,167
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
Vought Aircraft Industries, Inc.
On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures—Vought Commercial Division, Triumph Aerostructures—Vought Integrated Programs Division and Triumph Structures—Everett, for cash and stock consideration. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. During the fiscal year ended March 31, 2011, the Company incurred $20,902 in acquisition-related expenses in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments. Such commitments expired upon closing of the acquisition of Vought.
Fair value of consideration transferred:    The following details consideration transferred to acquire Vought:

(in thousands, except share and per share amounts)	Shares	Estimated Fair Value	Form of Consideration
Number of Triumph shares issued to Vought shareholders	14,992,330
Triumph share price as of the acquisition date	$33.68	$504,867	Triumph common stock
Cash consideration transferred to Vought shareholders		547,950	Cash
Total fair value of consideration transferred		$1,052,817
Recording of assets acquired and liabilities assumed:    The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Vought:

June 16, 2010
Cash	$214,833
Accounts receivable	165,789
Inventory	410,279
Prepaid expenses and other	4,850
Property and equipment	375,229
Goodwill	1,026,763
Intangible assets	807,000
Deferred tax assets	244,895
Other assets	384
Total assets	$3,250,022
Accounts payable	$143,995
Accrued expenses	269,492
Deferred tax liabilities	4,674
Debt	590,710
Acquired contract liabilities, net	124,548
Accrued pension and other postretirement benefits, noncurrent	993,189
Other noncurrent liabilities	70,597
Total liabilities	$2,197,205
Goodwill in the amount of $1,026,763 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, goodwill recorded as part of the acquisition of Vought includes:

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
The recorded amounts for assets and liabilities were completed as of June 15, 2011; however, certain errors in the acquisition method of accounting were corrected during the fourth quarter of fiscal 2012. The adjustments to the acquisition method of accounting recorded in fiscal 2012 did not have a significant impact on the Company’s consolidated balance sheet, statement of income, or statement of cash flows.
Actual and pro forma impact of the Vought acquisition:  The following table presents information for Vought that is included in the Company's consolidated statement of income from June 16, 2010 through the end of fiscal 2011:

Fiscal year ended
March 31, 2011
Net sales	$1,527,326
Operating income	$161,629
The unaudited pro forma results presented below include the effects of the acquisition of Vought as if it had been consummated as of April 1, 2010 for fiscal year 2011. The pro forma results include the amortization associated with an estimate for acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property and equipment, off market contracts and favorable leases. To better reflect the combined operating results, material nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2010.

Fiscal year ended
March 31, 2011
Net sales	$3,269,413
Income from continuing operations	154,999
Income from continuing operations—basic	$3.22
Income from continuing operations—diluted	$3.07

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
The acquisitions of DCL and Fabritech are herein referred to as the "fiscal 2010 acquisitions." The combined purchase price for the fiscal 2010 acquisitions of $34,547 includes cash paid at closing, deferred payments and estimated contingent payments. The estimated contingent payments represent an earnout contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2012 and 2013 are $11,400 and $4,600, respectively. The estimated fair value of the earnout note at the date of acquisition of $2,545 is classified as a Level 3 liability in the fair value hierarchy (Note 18). The excess of the purchase price over the estimated fair value of the net assets acquired of $11,594 was recorded as goodwill, which is not deductible for tax purposes. The Company has also identified intangible assets valued at $7,421 with a weighted-average life of 13.0 years. During fiscal 2011, the Company finalized the purchase price allocation for the fiscal 2010 acquisitions as a result of receiving the final appraisals of tangible and intangible assets and contingent consideration. The measurement period adjustments on the fiscal 2010 acquisitions did not have a significant impact on the Company’s consolidated balance sheets, statements of income, or statements of cash flows.
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
Revenues of discontinued operations were $286, $1,832 and $2,128 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The loss from discontinued operations was $765, $2,512 and $17,526, net of income tax benefit of $412, $1,351 and $9,376 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Interest expense of $68, $267 and $2,342 was allocated to discontinued operations for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.
For financial statement purposes, the assets, liabilities and results of operations of these businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations and assets and liabilities held for sale.
Assets and liabilities held for sale are comprised of the following:

March 31, 2011
Assets held for sale:
Trade and other receivables, net	$1,314
Inventories	237
Property, plant and equipment	3,000
Other	23
Total assets held for sale	$4,574
Liabilities held for sale:
Accounts payable	$99
Accrued expenses	154
Other noncurrent liabilities	178
Total liabilities held for sale	$431
In December 2010, the Company sold certain contracts and related assets of the Milwaukee sales office of Triumph Accessory Services—Wellington at net book value for total proceeds of $3,072, with $2,458 received at closing and $614 received upon expiration of the escrow in December 2011, resulting in no gain or loss on sale.

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2012	2011
Raw materials	$53,103	$72,174
Work-in-process	887,686	805,642
Finished goods	41,617	42,104
Less: unliquidated progress payments	(164,450)	(138,206)
Total inventories	$817,956	$781,714
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $63,570 and $80,201, respectively, at March 31, 2012 and 2011.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at March 31, 2012 was $19,385.

6.	PROPERTY AND EQUIPMENT
Net property and equipment at March 31, 2012 and 2011 is:

	March 31,
	2012	2011
Land	$36,995	$37,270
Construction in process	29,523	87,157
Buildings and improvements	234,088	201,183
Furniture, fixtures and computer equipment	113,523	62,641
Machinery and equipment	721,215	668,460
	1,135,344	1,056,711
Less accumulated depreciation	401,964	321,832
	$733,380	$734,879
Depreciation expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $85,811, $68,891 and $39,715, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $67,112 and $19,257, respectively, of capitalized software at March 31, 2012 and 2011, which were offset by accumulated depreciation of $22,275 and $10,720, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2012 and 2011:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2011	$1,294,478	$183,633	$52,469	$1,530,580
Goodwill recognized in connection with acquisitions	1,949	—	3,753	5,702
Purchase price adjustments	(215)	—	—	(215)
Purchase accounting adjustments	11,497	—	—	11,497
Effect of exchange rate changes and other	—	(1,190)	—	(1,190)
Balance, March 31, 2012	$1,307,709	$182,443	$56,222	$1,546,374

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2010	$259,715	$178,581	$52,358	$490,654
Goodwill recognized in connection with acquisitions	1,026,763	—	—	1,026,763
Purchase price adjustments	8,000	3,048	111	11,159
Effect of exchange rate changes and other	—	2,004	—	2,004
Balance, March 31, 2011	$1,294,478	$183,633	$52,469	$1,530,580
The fiscal year ended March 31, 2012 purchase accounting adjustments of $11,497 relate to errors identified and corrected subsequent to the end of the measurement period. The fiscal year ended March 31, 2011 amounts have been restated due to the measurement period adjustments related to the acquisition of Vought.
Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2012
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.3	$460,054	$(70,169)	$389,885
Product rights and licenses	12.0	37,776	(24,208)	13,568
Noncompete agreements and other	13.0	7,327	(6,104)	1,223
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,157	$(100,481)	$829,676

	March 31, 2011
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.4	$456,282	$(40,657)	$415,625
Product rights and licenses	12.0	73,739	(56,640)	17,099
Noncompete agreements and other	12.7	13,239	(11,343)	1,896
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$968,260	$(108,640)	$859,620
Amortization expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $33,913, $30,766 and $14,703, respectively. Amortization expense for the five fiscal years succeeding March 31, 2012 by year is expected to be as follows: 2013: $39,969; 2014: $32,061; 2015: $31,140; 2016: $31,140; 2017: $27,576 and thereafter: $242,790.

8.	ACCRUED EXPENSES
Accrued expenses are composed of the following items:

	March 31,
	2012	2011
Accrued pension	$3,938	$3,931
Deferred revenue, advances and progress billings	29,916	42,439
Accrued other postretirement benefits	36,526	35,456
Accrued compensation	123,141	104,444
Accrued interest	14,773	19,711
Warranty reserve	11,416	15,242
Accrued workers' compensation	13,365	11,988
Accrued insurance	13,534	13,244
All other	65,011	66,899
Total accrued expenses	$311,620	$313,354

9.	LEASES
At March 31, 2012, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2013—$22,331; 2014—$16,091; 2015—$13,605; 2016—$11,955; 2017—$8,401 and thereafter—$20,755 through 2027. In the normal course of business, operating leases are generally renewed or replaced by other leases.
At March 31, 2012, future minimum sublease rentals are as follows: 2013—$618; 2014—$547; 2015—$557; 2016—$567; 2017—$577 and thereafter—$291 through 2018.
Total rental expense was $43,392, $43,865 and $14,954 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2012	2011
Revolving credit facility	$320,000	$85,000
Receivable securitization facility	120,000	100,000
Equipment leasing facility	61,301	67,822
Term loan credit agreement	—	346,731
Secured promissory notes	—	7,505
Senior subordinated notes due 2017	173,061	172,801
Senior notes due 2018	347,867	347,623
Convertible senior subordinated notes	128,655	176,544
Other debt	7,978	7,978
	1,158,862	1,312,004
Less: current portion	142,237	300,252
	$1,016,625	$1,011,752
Revolving Credit Facility
On April 5, 2011, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $850,000, with a $50,000 accordion feature, from $535,000, (ii) extend the maturity date to April 5, 2016 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions. Using the availability under the Credit Facility, the Company immediately extinguished its term loan credit agreement (the "Term Loan") at face value of $350,000, plus accrued interest. In connection with the amendment to the Credit Facility, the Company incurred approximately $3,588 of financing costs. These costs, along with the $5,282 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.
On May 10, 2010, the Company entered into the Credit Facility, which became available on June 16, 2010 in connection with the consummation of the acquisition of Vought. The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Guarantee and Collateral Agreement, dated as of June 16, 2010, among the Company and the subsidiaries of the Company party thereto. Such liens were pari passu to the liens securing the Company's obligations under the Term Loan described below pursuant to an intercreditor agreement dated June 16, 2010 among the agents under the Credit Facility and the Term Loan, the Company and its domestic subsidiaries that are borrowers and/or guarantors under the Credit Facility and the Term Loan (the "Intercreditor Agreement").
The Credit Facility replaced and refinanced the Company's Amended and Restated Credit Agreement dated as of August 14, 2009 (the "2009 Credit Agreement"), which agreement was terminated and all obligations thereunder paid in full upon the consummation of the acquisition of Vought.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $850,000 outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.75% and 3.00%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At March 31, 2012, there were $320,000 in outstanding borrowings and $33,240 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2011, there were $85,000 in borrowings and $40,135 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2012. As of March 31, 2012, the Company had borrowing capacity under the Credit Facility of $496,760 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $1,000,000, with a $50,000 accordion feature, from $850,000, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions.
Receivables Securitization Program
In June 2011, the Company amended its $175,000 receivable securitization facility (the "Securitization Facility"), extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2012, the maximum amount available under the Securitization Facility was $144,300. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2012, $120,000 was outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $351 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company is in compliance with all such covenants as of March 31, 2012.
Equipment Leasing Facility and Other Capital Leases
During March 2009, the Company entered into a seven-year Master Lease Agreement ("Leasing Facility") creating a capital lease of certain existing property and equipment. The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company's 2009 Credit Agreement. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.
During the fiscal years ended March 31, 2012, 2011 and 2010, the Company entered into new capital leases in the amounts of $84, $11,569 and $13,942, respectively, to finance a portion of the Company's capital additions for the respective years.
Term Loan Credit Agreement
The Company entered into a Term Loan dated as of June 16, 2010, which proceeds were used to partially finance the acquisition of Vought. The Term Loan provided for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.50% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and were being amortized into expense over the term of the Term Loan.
The obligations under the Term Loan were guaranteed by substantially all of the Company's domestic subsidiaries and secured by liens on substantially all of the Company's and the guarantors' assets pursuant to a Guarantee and Collateral Agreement (the "Term Loan Guarantee and Collateral Agreement") and certain other collateral agreements, in each case subject to the Intercreditor Agreement. Borrowings under the Term Loan bear interest, at the Company's option, at either the base rate (subject to a 2.50% floor), plus a margin between 1.75% and 2.00%, or at the Eurodollar Rate (subject to a 1.50% floor), plus a margin driven by net leverage between 2.75% and 3.00%.
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
Senior Subordinated Notes Due 2017
On November 16, 2009, the Company issued $175,000 principal amount of 8.00% Senior Subordinated Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at 98.56% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2017 Notes.
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
Senior Notes due 2018
On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the "2018 Notes"). The 2018 Notes were sold at 99.27% of principal amount and have an effective interest yield of 8.75%. Interest on the Notes accrues at the rate of 8.63% per annum and is payable semiannually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2018 Notes.
The 2018 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2018 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2018 Notes prior to July 15, 2014 by paying a "make-whole" premium. The Company may redeem some or all of the 2018 Notes on or after July 15, 2014 at specified redemption prices. In addition, prior to July 15, 2013, the Company may redeem up to 35% of the 2018 Notes with the net proceeds of certain equity offerings at a redemption price equal to 108.63% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2018 Notes (the "2018 Indenture").
The Company is obligated to offer to repurchase the 2018 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
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
The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance costs of approximately $6,252. The issuance costs were allocated to the respective liability and equity components, with the liability component recorded as other assets and the equity component recorded as a reduction of equity in the accompanying consolidated balance sheets. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each semiannual period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company pays contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant semiannual period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any semiannual period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. The value of the derivative was not material at March 31, 2012 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amount of the Convertible Notes.
The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 36.7695 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.19 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
A holder may surrender its Convertible Notes for conversion: (i) during any fiscal quarter if the last reported sale price of the Company's common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is more than 130% of the applicable conversion price per share of the Company's common stock on such trading day; (ii) during the five business days immediately following any five consecutive trading-day period in which the trading price per $1 principal amount of a note for each day of that period was less than 98% of the product of the closing price of the Company's common stock and the conversion rate of the Convertible Notes on each such day; (iii) if the Company has called the Convertible Notes for redemption; (iv) on the occurrence of a specified corporate transaction as provided in the indenture governing the Notes (i.e., change in control, distribution of rights or warrants to purchase common stock below market value, distribution of assets (including cash) with a per share value exceeding 10% of the market value of common stock); or (v) during the two-month period prior to maturity (starting August 1, 2026). The last reported sale price of the Company's common stock on any date means the closing sales price per share on such date as reported by the New York Stock Exchange.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through March 31, 2012, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50,395 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. In March and April 2012, the Company received notice of conversion from holders of $15,022 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of 310,632 shares. In April 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least twenty trading days during the thirty consecutive trading days preceding March 31, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through June 30, 2012. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.19. The average price of the Company's common stock for the fiscal years ended March 31, 2012 and 2011 was $53.26 and $39.48, respectively. Therefore, 2,606,189 and 2,040,896 additional shares, respectively, were included in the diluted earnings per share calculation. The average price of the Company's common stock for the fiscal year ended March 31, 2010 was $23.34 and, therefore, no additional shares were included in the diluted earnings per share calculation for that fiscal year.
Interest paid on indebtedness during the fiscal years ended March 31, 2012, 2011 and 2010 amounted to $72,563, $58,750 and $16,284, respectively. Interest capitalized during the fiscal years ended March 31, 2012, 2011 and 2010 was $1,077, $1,289 and $0, respectively.
As of March 31, 2012, the maturities of long-term debt are as follows: 2013—$142,237; 2014—$13,400; 2015—$131,988; 2016—$332,397; 2017—$1,913; and thereafter—$540,998 through 2020.

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2012	2011
Acquired contract liabilities, net	$68,650	$95,334
Deferred grant income	28,295	31,417
Accrued workers' compensation	20,861	21,055
Accrued warranties	3,057	4,469
Income tax reserves	1,531	1,266
Contingent consideration	2,019	2,870
All other	11,874	11,377
Total other noncurrent liabilities	$136,287	$167,788

12.	INCOME TAXES
The components of pretax income are as follows:

	Year ended March 31,
	2012	2011	2010
Foreign	$10,200	$10,423	$5,086
Domestic	427,377	224,054	121,369
	$437,577	$234,477	$126,455
The components of income tax expense are as follows:

	Year ended March 31,
	2012	2011	2010
Current:
Federal	$2,012	$(2,955)	$30,095
State	352	1,331	2,819
Foreign	138	1,607	729
	2,502	(17)	33,643
Deferred:
Federal	137,642	74,084	6,790
State	16,359	7,999	472
Foreign	(548)	—	262
	153,453	82,083	7,524
	$155,955	$82,066	$41,167
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.5	2.6	2.1
Miscellaneous permanent items and nondeductible accruals	(0.8)	0.1	0.1
Research and development tax credit	(0.7)	(1.4)	(2.4)
Foreign tax credits	(0.1)	—	(0.1)
Domestic production tax benefits	—	—	(1.9)
Other	(0.3)	(1.3)	(0.9)
Effective income tax rate	35.6%	35.0%	31.9%
The components of deferred tax assets and liabilities are as follows:

	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$144,616	$190,724
Inventory	13,126	11,635
Accruals and reserves	56,033	55,224
Pension and other postretirement benefits	302,262	300,210
Acquired contract liabilities, net	25,960	36,100
Other	2,796	717
	544,793	594,610
Valuation allowance	(347)	(734)
Net deferred tax assets	544,446	593,876
Deferred tax liabilities:
Long-term contract accounting	154,846	134,854
Property and equipment	153,086	128,589
Goodwill and other intangible assets	331,296	331,288
Prepaid expenses and other	20,802	23,419
	660,030	618,150
Net deferred tax liabilities	$115,584	$24,274
As of March 31, 2012, the Company has federal and state net operating loss carryforwards of $674,209 expiring in various years through 2031. The Company also has a foreign net operating loss carryforward of $351. There was a decrease in total valuation allowance for fiscal 2012 in the amount of $387, primarily associated with the reversal of the valuation allowance on foreign net operating loss carryforwards. The deferred tax asset and liability balances as of March 31, 2011 have been restated for final purchase accounting adjustments related to Vought during the measurement period.
The effective income tax rate for the fiscal year ended March 31, 2012 was 35.6% as compared to 35.0% for the fiscal year ended March 31, 2011. The effective income tax rate for the fiscal year ended March 31, 2012 reflects the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position. In fiscal 2012, the Company filed and received a refund claim for $29,314 as a result of carrying back tax losses from fiscal 2011 to prior years. The income tax provision for the fiscal year ended March 31, 2012 included $1,537 of tax expense due to the recapture of domestic production deductions taken in those carry-back periods, offset by a $1,225 net tax benefit related to filing our fiscal 2011 tax return.
The effective income tax rate for the fiscal year ended March 31, 2011 was impacted by the non-deductibility of certain acquisition-related expenses, which was more than offset by the retroactive reinstatement of the research and development tax credit back to January 1, 2010 and by reductions to unrecognized tax benefits as a result of the resolution of prior years' tax examinations.
The Company has been granted an income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holiday expires in November 2014. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiary in Thailand was approximately $2,514 or $0.05 per diluted share in fiscal 2012, $1,972 or $0.04 per diluted share in fiscal 2011 and $149 or $0.00 per diluted share in fiscal 2010.
Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $28,654 at March 31, 2012. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2012 and 2011, the total amount of accrued income tax-related interest and penalties was $239 and $156, respectively.
As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits was $7,199 and $6,934, respectively, of which $5,415 and $5,151, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $0 in the next 12 months.
As of March 31, 2012, the Company was subject to examination in one state jurisdiction for the fiscal years ended March 31, 2007 through March 31, 2009. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.
During the fiscal years ended March 31, 2012, 2011 and 2010, the Company added $82, $23 and $143 of interest and penalties related to activity for identified uncertain tax positions, respectively.
A reconciliation of the liability for uncertain tax positions for the fiscal years ended March 31, 2012 and 2011 follows:

Ending Balance—March 31, 2010	$4,169
Additions for tax positions related to the current year	517
Additions for tax positions of prior years	629
Additions for the acquisition of Vought	5,151
Reductions for tax positions of prior years	(2,502)
Reductions as a result of a lapse of statute of limitations	—
Settlements	(1,027)
Ending Balance—March 31, 2011	6,937
Additions for tax positions related to the current year	345
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(149)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2012	$7,133

13.	STOCKHOLDERS' EQUITY
In February 2008, the Company's Board of Directors then authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 25, 2012, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
In June 2010, the Company issued 14,992,330 shares of common stock as partial consideration for the acquisition of Vought (see Note 3).
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2012 and 2011, zero shares of preferred stock were outstanding.
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	March 31,
	2012	2011
Pension and postretirement adjustments, net of income taxes of $9,060 and $(68,955), respectively	$(14,783)	$112,506
Unrealized gains (losses) on derivatives, net of income taxes of ($80) and $142, respectively	132	(232)
Foreign currency translation adjustments	5,345	8,197
	$(9,306)	$120,471

14.	EARNINGS PER SHARE
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2012	2011	2010
	(thousands)
Weighted-average common shares outstanding—basic	48,821	45,006	32,918
Net effect of dilutive stock options and nonvested stock	446	440	414
Net effect of convertible debt	2,606	2,042	—
Weighted-average common shares outstanding—diluted	51,873	47,488	33,332

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. During fiscal 2011, the Company changed its method for matching contributions. The Company generally matches contributions up to 60% of the first 6% of compensation contributed by the participant, calculated as 100% of the first 2% contributed, plus 40% of the next 4% contributed. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $19,701, $22,853 and $5,568 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
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
In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2012. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with the Compensation—Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of March 31, 2012, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2012 and 2011, and the amounts recorded in the consolidated balance sheets at March 31, 2012 and 2011. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the qualified and nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2012	2011	2012	2011
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,022,561	$16,725	$369,826	$—
Acquisition of Vought	—	1,995,620	—	398,549
Service cost	16,456	17,020	3,393	3,115
Interest cost	108,059	93,162	18,473	16,672
Actuarial loss	290,276	84,586	26,951	7,297
Plan amendments	(7,145)	(86,243)	—	(27,177)
Participant contributions	—	—	5,662	3,736
Curtailments	(56,701)	—	—	—
Special termination benefits	1,625	—	421	—
Benefits paid	(133,390)	(98,309)	(43,924)	(32,366)
Projected benefit obligation at end of year	$2,241,741	$2,022,561	$380,802	$369,826
Accumulated benefit obligation at end of year	$2,214,640	$1,949,459	$380,802	$369,826
Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	4.62%	5.58%	4.35%	5.25%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2012	2011	2012	2011
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,659,592	$7,304	$—	$—
Acquisition of Vought	—	1,360,211	—	—
Actual return on plan assets	233,559	255,279	—	—
Participant contributions	—	—	5,662	3,736
Company contributions	122,193	135,107	38,262	28,630
Benefits paid	(133,390)	(98,309)	(43,924)	(32,366)
Fair value of plan assets at end of year	$1,881,954	$1,659,592	$—	$—
Funded status (underfunded)
Funded status	$(359,787)	$(362,969)	$(380,802)	$(369,826)
Reconciliation of amounts recognized in the consolidated balance sheets
Accrued benefit liability—current	$(3,938)	$(3,931)	$(36,526)	$(35,456)
Accrued benefit liability—noncurrent	(355,849)	(359,038)	(344,276)	(334,370)
Net amount recognized	$(359,787)	$(362,969)	$(380,802)	$(369,826)
Prior service costs	$(41,160)	$(87,475)	$(22,270)	$(26,800)
Actuarial (gains) losses	53,026	(74,483)	34,247	7,297
Income tax (benefits) liabilities related to above items	(4,509)	61,544	(4,551)	7,411
Unamortized benefit plan (gains) costs	$7,357	$(100,414)	$7,426	$(12,092)

The components of net periodic benefit cost for fiscal years ended March 31, 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Components of net periodic pension cost
Service cost	$16,456	$17,020	$81	$3,393	$3,115	$—
Interest cost	108,059	93,162	1,058	18,473	16,672	—
Expected return on plan assets	(127,603)	(93,121)	(439)	—	—	—
Amortization of prior service (credit) cost	(11,014)	1,631	165	(4,529)	(377)	—
Amortization of net loss	109	123	137	—	—	—
Curtailment gain	(42,446)	—	—	—	—	—
Special termination benefits	1,625	—	—	421	—	—
Total net periodic benefit (income) expense	$(54,814)	$18,815	$1,002	$17,758	$19,410	$—
Weighted-average assumptions used to determine net periodic pension cost
Discount rate	5.58%	6.00%	7.25%	5.25%	5.58%	N/A
Expected long-term rate on assets	8.50%	8.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A	N/A	N/A
The discount rate is determined annually as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. At the end of each year, the discount rate is primarily determined using the results of bond yield curve models based on a portfolio of high-quality bonds matching notional cash inflows with the expected benefit payments for each significant benefit plan. In addition to the impact of the reduction in the discount rate, actuarial loss for the fiscal year ended March 31, 2012 included the impact of updated mortality assumptions of approximately $40,000.
The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In February 2012, the Company's second largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provides actively employed participants the option to elect a lump-sum distribution upon retirement effective April 1, 2012. This change resulted in reduction to the projected benefit obligation of approximately $7,145.

•
In December 2011, the Company negotiated the termination of one its smaller defined benefit plans. This termination resulted in a $1,625 special termination benefit, included in the Curtailment gain, net on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

•
In March 2012, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2013, most actively employed participants with 30 years of service and certain highly compensated employees as of April 1, 2012 will no longer continue to accrue a benefit. Those changes resulted in a reduction of the projected pension obligation of $56,701 and a related curtailment gain of $42,446 included in Curtailment gain, net on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

•
In October 2010, the Company's largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provided for an increase in the pension benefits payable to covered employees who retire on or after November 1, 2010. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of October 2010, which resulted in a $31,800 increase in the projected benefit obligation.

•
In February 2011, the Company announced an amendment to the medical plans of its non-represented participants. The amendment eliminates pre-Medicare health coverage for all active and retired participants beginning in 2014. Those changes resulted in a reduction to the accumulated postretirement benefit obligation for the OPEB plan of $27,177.

•
In March 2011, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2012, actively employed participants through December 31, 2011 may elect a lump-sum distribution option upon retirement. Those changes resulted in a reduction to the projected and accumulated pension obligation for the plan of approximately $118,000.

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2013:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2013 net periodic benefit costs
Prior service cost ($3,614 and $2,809 net of tax, respectively)	$(5,829)	$(4,530)
Actuarial loss ($218 net of tax)	352	—
Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2013	$231,800	$37,312
2014	154,223	35,627
2015	152,430	31,295
2016	150,790	30,910
2017	149,644	30,490
2018 - 2022	725,915	144,037
* Net of expected Medicare Part D subsidies of $2.1 million to $2.2 million per year
Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2013 and the actual asset allocations at March 31, 2012 and 2011.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2013	2012	2011
Equity securities	50 - 65%	50%	58%
Fixed income securities	20 - 45%	44	33
Alternative investment funds	2 - 10%	6	6
Other	0 - 5%	—	3
Total		100%	100%
Pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risks and to meet future obligations.
Asset / liability studies are conducted on a regular basis to provide guidance in setting investment goals for the pension portfolio and its asset allocation. The asset allocation aims to prudently achieve a strong, risk-adjusted return while seeking to minimize funding level volatility and improve the funded status of the plans. The pension plans currently employ a liability-driven investment (LDI) approach, where assets and liabilities move in the same direction. The goal is to limit the volatility of the funding status and cover part, but not all, of the changes in liabilities. Most of the liabilities' changes are due to interest rate movements.
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
The table below provides the fair values of the Company's plan assets at March 31, 2012 and 2011 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 18 below for definition of levels).

March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$152,009	$73,675	$—	$225,684
Equity securities
International	147,784	—	—	147,784
US equity	24,250	—	—	24,250
US commingled fund	45,019	165,308	—	210,327
International commingled fund	567	111,394	—	111,961
Fixed income securities
Corporate bonds (S&P rating of A or higher)	—	39,351	—	39,351
Corporate bonds (S&P rating lower than A)	—	75,965	—	75,965
Government securities	—	180,385	—	180,385
Commingled fund	—	413,268	—	413,268
Mortgage-backed securities	—	114,271	—	114,271
Other fixed income	—	60,396	—	60,396
Other
Futures	—	13,192	—	13,192
Private equity and infrastructure	—	—	109,727	109,727
Commingled fund swaps	—	166,411	—	166,411
Total investment in securities—assets	$369,629	$1,413,616	$109,727	$1,892,972
Liabilities
Other investments
Futures	—	(3,523)	—	(3,523)
Total investment in securities—liabilities	$—	$(3,523)	$—	$(3,523)
Net investment in securities	$369,629	$1,410,093	$109,727	$1,889,449
Receivables				13,002
Payables				(20,497)
Total plan assets				$1,881,954

March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$127,141	$20,000	$—	$147,141
Equity securities
International	150,079	—	—	150,079
US equity	6,344	—	—	6,344
US commingled fund	2,779	194,505	—	197,284
International commingled fund	696	187,146	—	187,842
Fixed income securities
Corporate bonds (S&P rating of A or higher)	—	76,032	—	76,032
Corporate bonds (S&P rating lower than A)	—	217,624	—	217,624
Government securities	—	162,972	—	162,972
Commingled fund	4,144	125,822	—	129,966
Mortgage-backed securities	—	57,923	—	57,923
Other fixed income	—	68,820	—	68,820
Other
Futures	10,648	—	—	10,648
Private equity and infrastructure	—	—	98,674	98,674
Real estate	—	—	51,734	51,734
Commingled fund swaps	—	143,113	—	143,113
Total investment in securities—assets	$301,831	$1,253,957	$150,408	$1,706,196
Liabilities
Other investments
Futures	—	(122)	—	(122)
Total investment in securities—liabilities	$—	$(122)	$—	$(122)
Net investment in securities	$301,831	$1,253,835	$150,408	$1,706,074
Receivables				43,990
Payables				(90,472)
Total plan assets				$1,659,592
Cash equivalents and other short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.
Public equity securities, including common stock, are primarily valued using a market approach based on the closing fair market prices of identical or comparable instruments, in the principal market on which they are traded. Commingled equity funds are public investment vehicles valued using the net asset value (NAV) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data (e.g., purchases or sale activity).
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
The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2011 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2012 Balance
Private equity funds	$98,674	$1,163	$(1,729)	$11,619	$109,727
Real estate	51,734	(54,510)	2,776	—	—
Total	$150,408	$(53,347)	$1,047	$11,619	$109,727

	June 16, 2010 Balance (1)	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2011 Balance
Private equity funds	$92,385	$(9,662)	$370	$15,581	$98,674
Real estate	46,250	—	—	5,484	51,734
Total	$138,635	$(9,662)	$370	$21,065	$150,408
(1) Prior to the acquisition of Vought on June 16, 2010, the Company did not have plan assets classified as Level 3.
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve. During fiscal 2011, there were interim remeasurements for certain plans. The full year weighted-average discount rates for pension and postretirement benefit plans in fiscal 2011 were 5.58% and 5.25%, respectively.
The effect of a 25 basis point change in discount rates as of March 31, 2012 is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(62,500)	$(7,800)
Net periodic expense		600	400
Decrease of 25 basis points
Obligation	*	$64,600	$8,100
Net periodic expense		(400)	(400)
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.50%. For fiscal 2013, the expected long-term rate of return is 8.25%.
A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at March 31, 2012 was 8.00% and is assumed to decrease gradually to 4.50% by fiscal 2019 and remain at that level thereafter. The effect of a one-percentage point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage Point Increase	One-Percentage Point Decrease
Net periodic expense	$(606)	$676
Obligation	(11,159)	12,404
Anticipated Contributions to Defined Benefit Plans
Assuming a normal retirement age of 65, the Company expects to contribute approximately $113,235 to its defined benefit pension plans and $37,312 to its OPEB during fiscal 2013. No plan assets are expected to be returned to the Company in fiscal 2013.

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options are fully vested as of March 31, 2012. There were no employee or non-employee director options granted during fiscal years ended March 31, 2012, 2011 and 2010. The Company recognized compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.
In fiscal 2006, the Company approved the granting of restricted stock as its primary form of share-based incentive. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value. Restricted shares generally vest in full after three or four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three or four years.
The Company recognized $4,988, $3,622 and $3,220 of share-based compensation expense during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2012, 2011 and 2010 was $1,746, $1,268 and $1,107, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2012 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	338,498	$18.20
Granted	—	—
Exercised	(136,254)	20.84
Forfeited	(1,000)	19.18
Outstanding at March 31, 2012	201,244	$16.42	2.1	$7,413
Exercisable at March 31, 2012	201,244	$16.42	2.1	$7,413
As of March 31, 2012 and 2011, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during the fiscal years ended March 31, 2012, 2011 and 2010 was $4,928, $3,702 and $737, respectively.
At March 31, 2012 and 2011, 2,425,782 and 2,569,080 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares as of March 31, 2012 and changes during the fiscal year ended March 31, 2012, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted stock and deferred stock units at March 31, 2011	315,812	$28.15
Granted	143,298	42.76
Vested	(76,060)	30.09
Forfeited	(12,758)	29.95
Nonvested restricted stock and deferred stock units at March 31, 2012	370,292	$33.34
The fair value of restricted stock vested during fiscal 2012 was $3,194. The tax benefit from vested restricted stock was $609, $1,862 and $470 during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2012, 2011 and 2010 was $42.76, $38.19 and $20.28, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $3,290, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
In April 2012, 101,857 restricted shares were granted following the determination of net earnings per share and return on net assets for fiscal 2012. Certain of these awards contain performance conditions, in addition to the standard service conditions. Expected future compensation expenses on this April 2012 grant, net of expected forfeitures, is approximately $4,232, which is expected to vest over the remaining vesting period of 2.4 years.
During the fiscal years ended March 31, 2012, 2011 and 2010, 6,650, 11,000 and 10,000 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

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
Sale of the Charleston 787 business
On July 30, 2009, Vought Aircraft Industries sold the assets and operations of its 787 business conducted at North Charleston, South Carolina ("the Boeing sale agreement") to a wholly owned subsidiary of The Boeing Company ("Boeing"). Following the acquisition of Vought by the Company, Boeing asserted various breaches to the Boeing sale agreement which included alleged losses from aircraft tooling, flawed inventory management and problems with spare parts. The Company and its counsel evaluated all necessary information that existed as of the acquisition date related to the various issues asserted by Boeing. Based on the information accumulated during our measurement period, and the Company's assessment of the probable outcome of this matter, the Company recognized a liability and an indemnification asset, which resulted in a net amount of $5,000. During the fiscal year ended March 31, 2012, the Company settled this matter with Boeing resulting in no additional charges.
Other
Certain of the Company's business operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. Former owners generally indemnify the Company for environmental liabilities related to the assets and businesses acquired which existed prior to the acquisition dates. In the opinion of management, there are no significant environmental contingent liabilities which would have a material effect on the financial condition or operating results of the Company which are not covered by such indemnification.
The Company's risk related to pension projected obligations, $2,241,741 as of March 31, 2012, is significant. This amount is currently in excess of the related plan assets of $1,881,954. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's risk related to OPEB projected obligations, $380,802 as of March 31, 2012, is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of 2012 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.
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

Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2.
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3.	Unobservable inputs for the asset or liability
The following table provides the liabilities reported at fair value in Other noncurrent liabilities and assets reported at fair value in Prepaid and other current assets, each measured on a recurring basis:

		March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Contingent consideration liabilities	$(2,019)	$—	$—	$(2,019)
Derivative assets	$212	$—	$212	$—

		March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Contingent consideration liabilities	$(2,870)	$—	$—	$(2,870)
Derivative liabilities	$(377)	$—	$(377)	$—
The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926 which was estimated using the income approach based on significant inputs that are not observable in the market. The maximum amount of the ANS earnout that could be earned is $3,000. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.
Due to changes in the projected earnings over the related contingent consideration period, the Company concluded that the fair value of the contingent consideration for the acquisition of Fabritech, which was acquired in March 2010, was zero as of March 31, 2012. The maximum amount of the earnout that could be earned is $16,000. As a result, a benefit of $2,870 was recognized and included within "Interest expense and other" for the fiscal year ended March 31, 2012. In addition, the Company considered these changes in projected earnings to be an indicator of impairment of the associated long-lived asset group (whose carrying value was $9,265 at December 31, 2011) and, as a result, tested these long-lived assets for recoverability as of December 31, 2011 and concluded the long-lived asset group was recoverable.
Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings within "Interest expense and other." The aggregate notional amount of our outstanding foreign currency exchange contracts at March 31, 2012 was $6,032.
The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Year ended March 31,		Reclassification Adjustment Gain (Loss) Amount Year ended March 31,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2012	2011	2012	2011
Derivatives	Interest expense and other	$(364)	$(1,188)	$156	$(2,282)
The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $132 of gains presently in accumulated other comprehensive income (loss) will be reclassified into earnings during fiscal 2013.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2011 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2012 Balance
Contingent consideration	$2,870	$1,926	$(2,777)	$—	$2,019

	March 31, 2010 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2011 Balance
Contingent consideration	$2,545	$—	$325	$—	$2,870

The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2012 and 2011 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. Carrying amounts and the related estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements are as follows:

	March 31, 2012			March 31, 2011
	Carrying Value	Fair Value		Carrying Value		Fair Value
Long-term debt	$1,158,862	$1,385,264	1,312,004,000	$1,312,004	1,483,796,000	$1,483,796
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

19.	CUSTOMER CONCENTRATION
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 37% and 32% of total accounts receivable as of March 31, 2012 and 2011, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2012 were $1,589,432, or 47% of net sales, of which $1,493,786, $65,159 and $30,487 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2011 were $1,317,398, or 45% of net sales, of which $1,226,246, $58,207 and $32,945 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2010 were $388,975, or 30% of net sales, of which $283,535, $68,668 and $36,772 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
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
Approximately 28% of the Company's labor force is covered under collective bargaining agreements. Approximately 3.2% of the Company's collectively bargained workforce are working under contracts set to expire within one year.

21.	SEGMENTS
The Company reports financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company's CODM utilizes EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
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
Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including curtailment gains or losses on the Company's defined benefit plans, such as the $40,400 curtailment gain, net for the fiscal year ended March 31, 2012.
The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.
Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income before interest is as follows:

	Year Ended March 31,
	2012	2011	2010
Net sales:
Aerostructures	$2,571,576	$2,126,040	$605,423
Aerospace systems	551,800	513,435	473,409
Aftermarket services	292,674	272,728	224,663
Elimination of inter-segment sales	(8,121)	(6,855)	(8,715)
	$3,407,929	$2,905,348	$1,294,780
Income before income taxes:
Operating income (loss):
Aerostructures	$403,414	$267,783	$102,271
Aerospace systems	90,035	75,292	68,069
Aftermarket services	31,859	28,774	11,226
Corporate	(10,593)	(57,813)	(26,285)
	514,715	314,036	155,281
Interest expense and other	77,138	79,559	28,865
Gain on early extinguishment of debt	—	—	(39)
	$437,577	$234,477	$126,455
Depreciation and amortization:
Aerostructures	$89,113	$69,451	$24,025
Aerospace systems	17,363	17,183	16,804
Aftermarket services	9,487	11,101	12,855
Corporate	3,761	1,922	734
	$119,724	$99,657	$54,418
Amortization of acquired contract liabilities, net:
Aerostructures	$26,684	$29,214	$—
EBITDA:
Aerostructures	$465,843	$308,020	$126,296
Aerospace systems	107,398	92,475	84,873
Aftermarket services	41,346	39,875	24,081
Corporate	(47,232)	(55,891)	(25,551)
	$567,355	$384,479	$209,699

	Year Ended March 31,
	2012	2011	2010
Capital expenditures:
Aerostructures	$64,633	$57,390	$9,107
Aerospace systems	14,747	11,534	11,136
Aftermarket services	8,682	4,656	3,895
Corporate	5,907	16,445	7,527
	$93,969	$90,025	$31,665

	March 31,
	2012	2011
Total Assets:
Aerostructures	$3,593,091	$3,509,750
Aerospace systems	556,485	554,235
Aftermarket services	317,440	307,413
Corporate	87,741	101,262
Discontinued operations	—	4,574
	$4,554,757	$4,477,234
During fiscal years ended March 31, 2012, 2011 and 2010, the Company had foreign sales of $463,864, $394,827 and $255,975, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2012 and 2011, the Company had foreign long-lived assets of $90,336 and $95,926, respectively.

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The Company's 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2012 and 2011, statements of income and comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010, and statements of cash flows for the fiscal years ended March 31, 2012, 2011 and 2010.
SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,969	$2,237	$19,456	$—	$29,662
Trade and other receivables, net	225	209,146	231,237	—	440,608
Inventories	—	789,913	28,043	—	817,956
Rotable assets	—	24,468	10,086	—	34,554
Deferred income taxes	—	72,259	—	—	72,259
Prepaid expenses and other	5,956	13,156	4,232	—	23,344
Total current assets	14,150	1,111,179	293,054	—	1,418,383
Property and equipment, net	10,444	674,036	48,900	—	733,380
Goodwill and other intangible assets, net	1,006	2,326,112	48,932	—	2,376,050
Other, net	25,060	1,488	396	—	26,944
Intercompany investments and advances	555,684	318,713	1,957	(876,354)	—
Total assets	$606,344	$4,431,528	$393,239	$(876,354)	$4,554,757
Current liabilities:
Current portion of long-term debt	$128,996	$13,241	$—	$—	$142,237
Accounts payable	2,548	257,136	6,440	—	266,124
Accrued expenses	46,123	256,413	9,084	—	311,620
Total current liabilities	177,667	526,790	15,524	—	719,981
Long-term debt, less current portion	847,049	49,576	120,000	—	1,016,625
Intercompany debt	(2,227,499)	2,032,973	194,526	—	—
Accrued pension and other postretirement benefits, noncurrent	7,119	693,006	—	—	700,125
Deferred income taxes and other	8,639	317,362	(1,344)	—	324,657
Total stockholders' equity	1,793,369	811,821	64,533	(876,354)	1,793,369
Total liabilities and stockholders' equity	$606,344	$4,431,528	$393,239	$(876,354)	$4,554,757

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$17,270	$1,753	$20,305	$—	$39,328
Trade and other receivables, net	—	155,126	219,365	—	374,491
Inventories	—	750,311	31,403	—	781,714
Rotable assets	—	22,032	4,575	—	26,607
Deferred income taxes	—	68,536	—	—	68,536
Prepaid and other	7,514	9,967	660	—	18,141
Assets held for sale	—	4,574	—	—	4,574
Total current assets	24,784	1,012,299	276,308	—	1,313,391
Property and equipment, net	38,028	680,929	15,922	—	734,879
Goodwill and other intangible assets, net	1,677	2,336,735	51,788	—	2,390,200
Other, net	36,767	1,752	245	—	38,764
Intercompany investments and advances	673,212	65,510	4,199	(742,921)	—
Total assets	$774,468	$4,097,225	$348,462	$(742,921)	$4,477,234
Current liabilities:
Current portion of long-term debt	$180,669	$17,177	$102,406	$—	$300,252
Accounts payable	4,259	247,002	11,455	—	262,716
Accrued expenses	44,887	257,518	10,949	—	313,354
Liabilities related to assets held for sale	—	431	—	—	431
Total current liabilities	229,815	522,128	124,810	—	876,753
Long-term debt, less current portion	955,009	56,743	—	—	1,011,752
Intercompany debt	(2,060,150)	1,916,421	143,729	—	—
Accrued pension and other postretirement benefits, noncurrent	5,906	687,502	—	—	693,408
Deferred income taxes and other	11,671	252,849	(1,416)	—	263,104
Total stockholders' equity	1,632,217	661,582	81,339	(742,921)	1,632,217
Total liabilities and stockholders' equity	$774,468	$4,097,225	$348,462	$(742,921)	$4,477,234

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,310,929	$104,229	$(7,229)	$3,407,929
Operating costs and expenses:
Cost of sales	—	2,492,513	79,711	(7,229)	2,564,995
Selling, general and administrative	33,936	190,145	18,472	—	242,553
Acquisition-related	6,342	—	—	—	6,342
Curtailment gain	(40,400)	—	—	—	(40,400)
Depreciation and amortization	1,933	112,477	5,314	—	119,724
	1,811	2,795,135	103,497	(7,229)	2,893,214
Operating (loss) income	(1,811)	515,794	732	—	514,715
Intercompany interest and charges	(188,865)	185,282	3,583	—	—
Interest expense and other	75,959	4,322	(3,143)	—	77,138
Income from continuing operations, before income taxes	111,095	326,190	292	—	437,577
Income tax expense	22,467	133,371	117	—	155,955
Income from continuing operations	88,628	192,819	175	—	281,622
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income	88,628	192,054	175	—	280,857
Other comprehensive income (loss)	232	(127,157)	(2,852)	—	(129,777)
Total comprehensive income	$88,860	$64,897	$(2,677)	$—	$151,080

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,813,506	$97,630	$(5,788)	$2,905,348
Operating costs and expenses:
Cost of sales	—	2,169,678	67,974	(5,788)	2,231,864
Selling, general and administrative	34,989	189,486	14,414	—	238,889
Acquisition-related	20,902	—	—	—	20,902
Depreciation and amortization	1,922	94,235	3,500	—	99,657
	57,813	2,453,399	85,888	(5,788)	2,591,312
Operating (loss) income	(57,813)	360,107	11,742	—	314,036
Intercompany interest and charges	(163,530)	160,290	3,240	—	—
Interest expense and other	74,343	8,292	(3,076)	—	79,559
Income from continuing operations, before income taxes	31,374	191,525	11,578	—	234,477
Income tax expense	11,758	69,121	1,187	—	82,066
Income from continuing operations	19,616	122,404	10,391	—	152,411
Loss on discontinued operations, net	—	(2,512)	—	—	(2,512)
Net income	19,616	119,892	10,391	—	149,899
Other comprehensive income	1,188	114,780	3,798	—	119,766
Total comprehensive income	$20,804	$234,672	$14,189	$—	$269,665

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,227,738	$79,029	$(11,987)	$1,294,780
Operating costs and expenses:
Cost of sales	—	881,828	57,370	(11,987)	927,211
Selling, general and administrative	25,551	122,521	9,798	—	157,870
Depreciation and amortization	734	50,668	3,016	—	54,418
	26,285	1,055,017	70,184	(11,987)	1,139,499
Operating (loss) income	(26,285)	172,721	8,845	—	155,281
Intercompany interest and charges	(87,564)	87,092	472	—	—
Interest expense and other	23,415	3,529	1,921	—	28,865
Gain on extinguishment of debt	(39)	—	—	—	(39)
Income from continuing operations, before income taxes	37,903	82,100	6,452	—	126,455
Income tax expense	9,365	30,188	1,614	—	41,167
Income from continuing operations	28,538	51,912	4,838	—	85,288
Loss on discontinued operations, net	—	(17,526)	—	—	(17,526)
Net income	28,538	34,386	4,838	—	67,762
Other comprehensive income (loss)	740	(17)	2,215	—	2,938
Total comprehensive income	$29,278	$34,369	$7,053	$—	$70,700

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$88,628	$192,054	$175	$—	$280,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(22,063)	(16,455)	(14,558)	—	(53,076)
Net cash provided by (used in) operating activities	66,565	175,599	(14,383)	—	227,781
Capital expenditures	(2,891)	(85,441)	(5,637)	—	(93,969)
Reimbursements of capital expenditures	—	3,437	—	—	3,437
Proceeds from sale of assets and businesses	4,952	3,690	116	—	8,758
Cash used for businesses and intangible assets acquired	—	11,951	—	—	11,951
Net cash provided by (used in) investing activities	2,061	(66,363)	(5,521)	—	(69,823)
Net increase in revolving credit facility	235,000	—	—	—	235,000
Proceeds on issuance of debt	—	5,853	86,400	—	92,253
Retirements and repayments of debt	(398,908)	(16,857)	(68,773)	—	(484,538)
Payments of deferred financing costs	(3,999)	—	—	—	(3,999)
Dividends paid	(6,899)	—	—	—	(6,899)
Repayment of governmental grant	—	(2,180)	—	—	(2,180)
Repurchase of restricted shares for minimum tax obligation	(609)	—	—	—	(609)
Proceeds from exercise of stock options, including excess tax benefit	4,721	—	—	—	4,721
Intercompany financing and advances	92,767	(95,568)	2,801	—	—
Net cash (used in) provided by financing activities	(77,927)	(108,752)	20,428	—	(166,251)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,373)	—	(1,373)
Net change in cash and cash equivalents	(9,301)	484	(849)	—	(9,666)
Cash and cash equivalents at beginning of year	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of year	$7,969	$2,237	$19,456	$—	$29,662

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,616	$119,892	$10,391	$—	$149,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities	34,398	(14,850)	(27,143)	—	(7,595)
Net cash provided by (used in) operating activities	54,014	105,042	(16,752)	—	142,304
Capital expenditures	(16,445)	(72,237)	(1,343)	—	(90,025)
Proceeds from sale of assets and businesses	—	4,156	57	—	4,213
Cash used for businesses and intangible assets acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(16,445)	(401,309)	(1,286)	—	(419,040)
Net increase in revolving credit facility	85,000	—	—	—	85,000
Proceeds on issuance of debt	695,695	10	150,400	—	846,105
Retirements and repayments of debt	(593,104)	(25,761)	(126,987)	—	(745,852)
Payments of deferred financing costs	(22,790)	—	—	—	(22,790)
Dividends paid	(3,574)	—	—	—	(3,574)
Repayment of governmental grant	—	(1,695)	—	—	(1,695)
Repurchase of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	3,034	—	—	—	3,034
Intercompany financing and advances	(331,136)	323,754	7,382	—	—
Net cash (used in) provided by financing activities	(168,736)	296,308	30,795	—	158,367
Effect of exchange rate changes on cash and cash equivalents	—	—	479	—	479
Net change in cash and cash equivalents	(131,167)	41	13,236	—	(117,890)
Cash and cash equivalents at beginning of year	148,437	1,712	7,069	—	157,218
Cash and cash equivalents at end of year	$17,270	$1,753	$20,305	$—	$39,328

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$28,538	$34,386	$4,838	$—	$67,762
Adjustments to reconcile net income to net cash provided by operating activities	23,247	73,207	5,432	—	101,886
Net cash provided by operating activities	51,785	107,593	10,270	—	169,648
Capital expenditures	(1,815)	(22,900)	(6,950)	—	(31,665)
Proceeds from sale of assets and businesses	—	614	1	—	615
Cash used for businesses and intangible assets acquired	—	(27,674)	(3,819)	—	(31,493)
Net cash used in investing activities	(1,815)	(49,960)	(10,768)	—	(62,543)
Net decrease in revolving credit facility	(127,730)	—	—	—	(127,730)
Proceeds on issuance of debt	172,477	14,453	—	—	186,930
Retirements and repayments of debt	(4,446)	(9,262)	(103)	—	(13,811)
Payments of deferred financing costs	(8,344)	—	—	—	(8,344)
Dividends paid	(2,666)	—	—	—	(2,666)
Withholding of restricted shares for minimum tax obligation	(470)	—	—	—	(470)
Proceeds from exercise of stock options, including excess tax benefit	1,367	—	—	—	1,367
Intercompany financing and advances	64,458	(66,569)	2,111	—	—
Net cash (used in) provided by financing activities	94,646	(61,378)	2,008	—	35,276
Effect of exchange rate changes on cash and cash equivalents	—	—	359	—	359
Net change in cash and cash equivalents	144,616	(3,745)	1,869	—	142,740
Cash and cash equivalents at beginning of year	3,821	5,457	5,200	—	14,478
Cash and cash equivalents at end of year	$148,437	$1,712	$7,069	$—	$157,218

23.	RELATED PARTY TRANSACTIONS
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
The total amounts paid to Wesco pursuant to the Company's respective contracts for the fiscal years ended March 31, 2012 and 2011 were $48,563 and $35,504, respectively. As of March 31, 2012, the Company had accounts payable to Wesco of $5,047.
The total amounts paid to Sequa pursuant to the Company's respective contracts for the fiscal years ended March 31, 2012 and 2011 were $6,983 and $285, respectively. The Company also had net sales to Sequa of $5,760 and $5,639 for the fiscal years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company had accounts payable to Sequa of $83, as well as accounts receivable of $1,538.

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2012				Fiscal 2011
	June 30	Sept. 30	Dec. 31	Mar. 31 (4)	June 30 (5) (6)	Sept. 30	Dec. 31		Mar. 31
BUSINESS SEGMENT SALES
Aerostructures	$643,306	$587,977	$626,046	$714,247	$231,335	$577,700	$613,544		$703,461
Aerospace Systems	133,010	133,775	133,291	151,724	117,433	123,500	124,693		147,809
Aftermarket Services	70,368	70,547	68,639	83,120	59,797	68,686	74,709		69,536
Inter-segment Elimination	(1,621)	(1,771)	(2,014)	(2,715)	(1,356)	(1,686)	(2,093)		(1,720)
TOTAL SALES	$845,063	$790,528	$825,962	$946,376	$407,209	$768,200	$810,853		$919,086
GROSS PROFIT(1)	$176,965	$179,705	$187,296	$219,629	$98,425	$157,427	$163,300		$191,840
OPERATING INCOME
Aerostructures	$87,974	$92,489	$103,947	$119,004	$36,067	$69,964	$70,606		$91,146
Aerospace Systems	22,417	22,644	18,623	26,351	18,348	17,149	17,436		22,359
Aftermarket Services	6,961	7,015	6,917	10,966	4,121	8,163	9,494		6,996
Corporate	(11,972)	(13,692)	(11,847)	26,918	(25,686)	(9,159)	(10,877)		(12,091)
TOTAL OPERATING INCOME	$105,380	$108,456	$117,640	$183,239	$32,850	$86,117	86,659		$108,410
INCOME (LOSS) FROM
Continuing Operations	$50,904	$58,564	$65,903	$106,251	$11,580	$41,821	$44,980		$54,030
Discontinued Operations	(689)	(76)	—	—	(208)	(281)	(336)		(1,687)
NET INCOME	$50,215	$58,488	$65,903	$106,251	$11,372	$41,540	$44,644		$52,343
Basic Earnings (Loss) per share(2)
Continuing Operations	$1.05	$1.20	$1.35	$2.16	$0.33	$0.87	$0.93		$1.12
Discontinued Operations	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)		(0.03)
Net Income	$1.04	$1.20	$1.35	$2.16	$0.32	$0.86	$0.93	*	$1.09
Diluted Earnings (Loss) per share(2)(3)
Continuing Operations	$0.99	$1.13	$1.27	$2.03	$0.31	$0.84	$0.88		$1.05
Discontinued Operations	(0.01)	—	—	—	(0.01)	(0.01)	(0.01)		(0.03)
Net Income	$0.98	$1.13	$1.27	$2.03	$0.30	$0.83	$0.88	*	$1.02

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)	The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(3)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(4)	Includes a pre-tax curtailment gain, net of $40,400 due to amendments made to the Company's defined benefit plans as disclosed in Note 15.

(5)	Includes the results of Vought from June 16, 2010 through June 30, 2010.

(6)	Includes acquisition expenses of $17,367 from the acquisition of Vought.

25.	SUBSEQUENT EVENTS
On May 23, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company, substantially all of its domestic subsidiaries and certain foreign subsidiaries as co-borrowers thereunder, the lenders party thereto (the “Lenders”) and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”). The obligations under the Amended Credit Agreement and related documents continue to be secured by liens on substantially all of the assets of the Company and its domestic subsidiaries. Pursuant to the Amended Credit Agreement, the Company and its subsidiary borrowers may borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $1,000,000 outstanding at any time, with a $50,000 accordion feature. The Amended Credit Agreement has a maturity date of May 23, 2017 (the “Maturity Date”).
Loans under the Amended Credit Agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio (as defined in the Amended Credit Agreement) as of the last day of each fiscal quarter. The Company is also required to pay a quarterly commitment fee on the average daily unused portion of the Amended Credit Agreement for each fiscal quarter and fees in connection with the issuance of letters of credit. All outstanding principal and interest under the Amended Credit Agreement will be due and payable on the Maturity Date.
The Amended Credit Agreement contains representations, warranties, events of default and covenants customary for financings of this type including, without limitation, financial covenants under which the Company is obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain minimum Interest Coverage Ratio, maximum Total Leverage Ratio and maximum Senior Leverage Ratio (in each case as defined in the Amended Credit Agreement).
In March and April 2012, the Company received notice of conversion from holders of $15,022 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2013 with the principal and accrued but unpaid interest settled in cash and the conversion benefit settled through the issuance of 310,632 shares.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2012:
Allowance for doubtful accounts receivable	$3,196	1,282	528	(1,106)	$3,900
For year ended March 31, 2011:
Allowance for doubtful accounts receivable	$4,276	152	16	(1,248)	$3,196
For year ended March 31, 2010:
Allowance for doubtful accounts receivable	$5,641	773	699	(2,837)	$4,276

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2012.
Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited the Company's effectiveness of Triumph's internal control over financial reporting. This report appears on the following page.

/s/ RICHARD C. ILL
Richard C. Ill Chairman and Chief Executive Officer
/s/ M. DAVID KORNBLATT
M. David Kornblatt Executive Vice President, Chief Financial Officer & Treasurer
/s/ KEVIN E. KINDIG
Kevin E. Kindig Vice President and Controller
May 25, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012 of Triumph Group, Inc. and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 25, 2012

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2012 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2012 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2012 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2012 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2012 Proxy Statement.

Item 11.	Executive Compensation
The information required regarding executive compensation is incorporated herein by reference to the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2012 Proxy Statement.

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
(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(14)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2		Amended and Restated By-Laws of Triumph Group, Inc.(2)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(15)
4.6		Form of 8% Senior Subordinated Notes due 2017.(15)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(15)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(16)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(16)

10.1	*	Amended and Restated Directors' Stock Incentive Plan.
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)

Exhibit Number		Description
10.3	*#	2004 Stock Incentive Plan.
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

10.5	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.8	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.1	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11	#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
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

10.21		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(18)
10.22	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(19)

Exhibit Number		Description
10.23	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(19)
10.24	#	Change of Control Employment Agreement with Jeffry Frisby.(19)
10.25	*
Second Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC, RBC Capital Markets and Sovereign Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A., Royal Bank of Canada, and Sovereign Bank, N.A., as Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents.

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
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

________________________________

(1)	Incorporated by reference to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)	Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2010.

(19)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
/s/ RICHARD C. ILL
Dated:	May 25, 2012	By:	Richard C. Ill Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. ILL	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2012
Richard C. Ill
/s/ M. DAVID KORNBLATT	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 25, 2012
M. David Kornblatt
/s/ KEVIN E. KINDIG	Vice President and Controller (Principal Accounting Officer)	May 25, 2012
Kevin E. Kindig
/s/ PAUL BOURGON	Director	May 25, 2012
Paul Bourgon
/s/ ELMER L. DOTY	Director	May 25, 2012
Elmer L. Doty
/s/ RALPH E. EBERHART	Director	May 25, 2012
Ralph E. Eberhart
/s/ RICHARD C. GOZON	Director	May 25, 2012
Richard C. Gozon
/s/ CLAUDE F. KRONK	Director	May 25, 2012
Claude F. Kronk
/s/ ADAM J. PALMER	Director	May 25, 2012
Adam J. Palmer
/s/ JOSEPH M. SILVESTRI	Director	May 25, 2012
Joseph M. Silvestri
/s/ GEORGE SIMPSON	Director	May 25, 2012
George Simpson

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(14)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(1)
3.2		Amended and Restated By-Laws of Triumph Group, Inc.(2)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(2)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(3)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(3)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(3)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(15)
4.6		Form of 8% Senior Subordinated Notes due 2017.(15)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(15)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(16)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(16)

10.1	*	Amended and Restated Directors' Stock Incentive Plan.
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(4)
10.3	*#	2004 Stock Incentive Plan.
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

10.5	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(9)
10.6		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(4)
10.7	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.8	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(10)
10.9	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(11)
10.1	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(12)
10.11	#	Restricted Stock Award Agreement for M. David Kornblatt.(13)
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

10.21		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(18)
10.22	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(19)
10.23	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(19)
10.24	#	Change of Control Employment Agreement with Jeffry Frisby.(19)
10.25	*
Second Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC, RBC Capital Markets and Sovereign Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A., Royal Bank of Canada, and Sovereign Bank, N.A., as Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents.

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
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

_______________________________________________

(1)	Incorporated by reference to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(5)	Incorporated by reference to our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2010.

(19)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.