Form 10-Q
period 2012-06-30
TRIUMPH GROUP INC
filed 2012-07-31
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock, par value $0.001 per share, 49,925,765 shares outstanding as of August 1, 2012.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,996	$29,662
Trade and other receivables, less allowance for doubtful accounts of $4,807 and $3,900	364,051	440,608
Inventories, net of unliquidated progress payments of $157,330 and $164,450	868,300	817,956
Rotable assets	35,419	34,554
Deferred income taxes	60,103	72,259
Prepaid and other current assets	47,921	23,344
Total current assets	1,407,790	1,418,383
Property and equipment, net	745,230	733,380
Goodwill	1,544,810	1,546,374
Intangible assets, net	820,825	829,676
Other, net	28,077	26,944
Total assets	$4,546,732	$4,554,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129,025	$142,237
Accounts payable	279,724	266,124
Accrued expenses	258,087	311,620
Total current liabilities	666,836	719,981
Long-term debt, less current portion	972,224	1,016,625
Accrued pension and other postretirement benefits, noncurrent	666,248	700,125
Deferred income taxes, noncurrent	245,623	188,370
Other noncurrent liabilities	128,988	136,287
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 50,002,759 and 49,590,273 shares issued; 49,925,765 and 49,531,740 shares outstanding	50	50
Capital in excess of par value	838,987	833,935
Treasury stock, at cost, 76,994 and 58,533 shares	(3,210)	(1,716)
Accumulated other comprehensive loss	(13,663)	(9,306)
Retained earnings	1,044,649	970,406
Total stockholders’ equity	1,866,813	1,793,369
Total liabilities and stockholders’ equity	$4,546,732	$4,554,757

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2012	2011

Net sales	$887,688	$845,063
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	651,277	648,791
Selling, general and administrative	61,959	60,965
Depreciation and amortization	31,815	29,467
Acquisition and integration expenses	545	460
Early retirement incentive expense	1,150	—
	746,746	739,683

Operating income	140,942	105,380
Interest expense and other	17,232	26,462
Income from continuing operations before income taxes	123,710	78,918
Income tax expense	47,378	28,014
Income from continuing operations	76,332	50,904
Loss from discontinued operations, net	—	(689)
Net income	$76,332	$50,215

Earnings per share—basic:
Income from continuing operations	$1.54	$1.05
Loss from discontinued operations, net	—	(0.01)
Net income	$1.54	$1.04

Weighted average common shares outstanding—basic	49,416	48,466
Earnings per share—diluted:
Income from continuing operations	$1.46	$0.99
Loss from discontinued operations, net	—	(0.01)
Net income	$1.46	$0.98

Weighted average common shares outstanding—diluted	52,271	51,299

Dividends declared and paid per common share	$0.04	$0.02

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2012	2011

Net income	$76,332	$50,215
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,422)	2,009
Pension and postretirement adjustments, net of income taxes of $(109) and $427, respectively	177	(698)
Unrealized (loss) gain on cash flow hedge, net of tax of $69 and $(88), respectively	(113)	232
Total other comprehensive (loss) income	(4,358)	1,543

Total comprehensive income	$71,974	$51,758

SEE ACCOMPANYING NOTES.
Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2012	2011

Operating Activities
Net income	$76,332	$50,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,815	29,467
Amortization of acquired contract liabilities	(6,993)	(7,740)
Accretion of debt discount	133	3,069
Other amortization included in interest expense	945	7,061
Provision for doubtful accounts receivable	1,014	381
Provision for deferred income taxes	44,460	26,210
Employee stock-based compensation	1,532	1,198
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	75,167	(12,374)
Rotable assets	(865)	(4,692)
Inventories	(50,696)	39,155
Prepaid expenses and other current assets	(242)	424
Accounts payable, accrued expenses and other current liabilities	(37,012)	(5,418)
Accrued pension and other postretirement benefits	(33,591)	(37,846)
Changes in discontinued operations	—	556
Other	548	1,585
Net cash provided by operating activities	102,547	91,251
Investing Activities
Capital expenditures	(37,105)	(15,664)
Proceeds from sale of assets	7	2,768
Acquisitions, net of cash acquired	—	(800)
Net cash used in investing activities	(37,098)	(13,696)
Financing Activities
Net (decrease) increase in revolving credit facility	(75,326)	269,695
Proceeds from issuance of long-term debt and capital leases	59,599	50,000
Repayment of debt and capital lease obligations	(42,045)	(395,791)
Payment of deferred financing costs	(2,066)	(3,870)
Dividends paid	(1,997)	(981)
Proceeds on government grant	1,000	—
Repurchase of restricted shares for minimum tax obligation	(1,840)	(482)
Proceeds from exercise of stock options	253	644
Net cash used in financing activities	(62,422)	(80,785)
Effect of exchange rate changes on cash	(693)	327

Net change in cash	2,334	(2,903)
Cash and cash equivalents at beginning of period	29,662	39,328

Cash and cash equivalents at end of period	$31,996	$36,425
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2012 audited consolidated financial statements and notes thereto, included in the Form 10-K for the year ended March 31, 2012 filed in May 2012.

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

•
Under the cost-to-cost method of accounting, progress toward completion is measured as the ratio of total costs incurred to estimated total costs at completion. Costs are recognized as incurred. Profit is determined based on estimated profit margin on the contract multiplied by the progress toward completion. Revenue represents the sum of costs and profit on the contract for the period.

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

Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Construction-Type and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect results of operations and cash flows, as well as valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Construction-Type and Production-Type Contracts topic.

For the three months ended June 30, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(1,299), $(802) and $(0.02), respectively. The cumulative catch-up adjustments to operating income for the three months ended June 30, 2012 included gross favorable adjustments of approximately $6,283 and gross unfavorable adjustments of approximately $(7,582). For the three months ended June 30, 2011, there were no changes in estimates to our contracts accounted for under the percentage-of-completion method that materially impacted the Company's results of operations, cash flows, or inventory valuation.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought Aircraft Industries, Inc. on June 16, 2010 ("Vought"). For the three months ended June 30, 2012 and 2011, the Company recognized $6,993 and $7,740, respectively, into net sales in the accompanying consolidated statements of income.

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

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 34.4% and 37.1% of total trade accounts receivable as of June 30, 2012 and March 31, 2012, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for the three months ended June 30, 2012 were $426,881, or 48% of net sales, of which $402,000, $17,966 and $6,915 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2011 were $401,021, or 47% of net sales, of which $378,750, $15,804 and $6,467 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $1,532 and $1,198, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	June 30, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$459,605	$(77,507)	$382,098
Product rights and licenses	12.0	37,776	(25,090)	12,686
Non-compete agreements and other	13.0	7,327	(6,286)	1,041
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$929,708	$(108,883)	$820,825

	March 31, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$460,054	$(70,169)	$389,885
Product rights and licenses	12.0	37,776	(24,208)	13,568
Non-compete agreements and other	13.0	7,327	(6,104)	1,223
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,157	$(100,481)	$829,676

Amortization expense for the three months ended June 30, 2012 and 2011 was $8,566 and $8,449, respectively.

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
The following is a rollforward of the warranty reserves for the three months ended June 30, 2012.

Balance, March 31, 2012	$14,473
Charges (credits) to costs and expenses	(323)
Write-offs, net of recoveries	(491)
Exchange rate changes	(18)
Balance, June 30, 2012	$13,641

Supplemental Cash Flow Information

The Company paid $2,408 and $633 for income taxes, net of refunds received for the three months ended June 30, 2012 and 2011, respectively. The Company made interest payments of $13,125 and $18,886 for the three months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, the Company financed $25 and $19 of property and equipment additions through capital leases, respectively. During the three months ended June 30, 2012 and 2011, the Company issued 310,629 and 366,626 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

3.     ACQUISITIONS
Aviation Network Services, LLC
In October 2011, the Company's wholly-owned subsidiary, Triumph Interiors, LLC, acquired the assets of Aviation Network Services, LLC ("ANS"), a leading provider of repair and refurbishment of aircraft interiors primarily for commercial airlines. ANS provides Triumph Interiors, LLC with additional capacity and expanded product offerings, such as the repair and refurbishment of passenger service units and other interior products. The results of Triumph Interiors, LLC are included in the Company's Aftermarket Services segment.

The purchase price for ANS of $9,180 included cash paid at closing and the estimated acquisition-date fair value of contingent consideration. The estimated acquisition-date fair value of contingent consideration relates to an earnout note contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2013, 2014 and 2015 are $1,100, $900 and $1,000, respectively. The estimated fair value of the earnout note at the acquisition date was $1,926, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,753 was recorded as goodwill. The Company has also identified intangible assets of $4,222 with a weighted-average life of 9.9 years. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2012.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of ANS:

October 31, 2011
Trade and other receivables	$625
Inventory	545
Prepaid expenses and other	12
Property and equipment	264
Goodwill	3,753
Intangible assets	4,222
Total assets	$9,421

Accounts payable	$79
Accrued expenses	44
Deferred income taxes	118
Other noncurrent liabilities	1,926
Total liabilities	$2,167

The ANS acquisition has been accounted for under the acquisition method of accounting and, accordingly, is included in the consolidated financial statements from the date of acquisition. The ANS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $168 in acquisition-related costs in connection with the ANS acquisition.

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

The acquisition of Vought has been accounted for under the acquisition method of accounting and, accordingly, has been included in the consolidated financial statements from the effective date of the acquisition. The recorded amounts for assets and liabilities were completed as of June 15, 2011.

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

Revenues of discontinued operations were $246 for the three months ended June 30, 2011. The loss from discontinued operations was $689, net of income tax benefit $370 for the three months ended June 30, 2011. Interest expense of $62 was allocated to discontinued operations for the three months ended June 30, 2011, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2012	March 31, 2012
Raw materials	$57,610	$53,103
Work-in-process, including manufactured and purchased components	923,855	887,686
Finished goods	44,165	41,617
Less: unliquidated progress payments	(157,330)	(164,450)
Total inventories	$868,300	$817,956
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at June 30, 2012 and March 31, 2012 was $27,472 and $19,385, respectively.

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2012	March 31, 2012

Revolving credit facility	$244,674	$320,000
Receivable securitization facility	144,500	120,000
Equipment leasing facility and other capital leases	69,403	61,301
Senior subordinated notes due 2017	173,130	173,061
Senior notes due 2018	347,931	347,867
Convertible senior subordinated notes	113,633	128,655
Other debt	7,978	7,978
	1,101,249	1,158,862
Less current portion	129,025	142,237
	$972,224	$1,016,625

Revolving Credit Facility
On May 23, 2012, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $1,000,000, with a $50,000 accordion feature, from $850,000, (ii) extend the maturity date to May 23, 2017, and (iii) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,066 of financing costs. These costs, along with the $6,955 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.
On April 5, 2011, in connection with a prior amendment and restatement of the Credit Facility, the Company extinguished its then outstanding term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other for the three months ended June 30, 2011.
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
The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 2.75%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At June 30, 2012, there were $244,674 in borrowings and $35,789 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2012, there were $320,000 in borrowings and $33,240 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of June 30, 2012, the Company had borrowing capacity under this facility of $719,537 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Program
In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2012, the Company had no availability under the Securitization Facility above the amount outstanding. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102.00% of the maximum amount available under the Securitization Facility. At June 30, 2012, there was $144,500 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $351 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.
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

During the three months ended June 30, 2012 and 2011, the Company entered into new capital leases in the amount of $25 and $19, respectively, to finance a portion of the Company’s capital additions for the period. During the three months ended June 30, 2012, the Company obtained financing for existing fixed assets in the amount of $11,199.

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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the 5 consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will be payable beginning April 1, 2012 on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at June 30, 2012 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were returned for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.7824 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.18 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 30, 2012, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50,395 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the three months ended June 30, 2012, the Company settled the conversion of $15,022 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 310,629 shares. In June 2012, the Company received notice of conversion from holders of $3,885 in principal value of the Convertible Notes. These conversions were settled in the second quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 76,306 shares. In July 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding June 30, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2012. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.18. The average price of the Company’s common stock for the three months ended June 30, 2012 and 2011 was $60.43 and $45.33, respectively. Therefore, as of the three months ended June 30, 2012 and 2011, there were 2,455,080 and 2,399,471 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.
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

Level 3    Unobservable inputs for the asset or liability

The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of June 30, 2012 and March 31, 2012:

Description	Level	June 30, 2012	March 31, 2012
Contingent consideration	3	$(2,401)	$(2,019)
Derivatives	2	29	212
The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the three months end June 30, 2012, based on the underlying earnings projections exceeding initial assumptions.
Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at June 30, 2012 was $6,299, with open settlement dates up to June 30, 2013.
The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Period ended June 30,		Reclassification Adjustment Gain (Loss) Amount Period ended June 30,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2012	2011	2012	2011
Derivatives	Interest expense and other	$(113)	$232	$9	$(232)
The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $18 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	June 30, 2012 Balance
Contingent consideration	$(2,019)	$—	$(382)	$—	$(2,401)

	March 31, 2011 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	June 30, 2011 Balance
Contingent consideration	$(2,870)	$—	$—	$—	$(2,870)
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	June 30, 2012 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,401)	Discounted cash flow	Earnings of acquired company	$0 - $3,000
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2012 and March 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,101,249	$1,282,311	$1,158,862	$1,385,264
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).
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

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2012	2011

Weighted average common shares outstanding – basic	49,416	48,466
Net effect of dilutive stock options and nonvested stock	400	434
Potential common shares – convertible debt	2,455	2,399
Weighted average common shares outstanding – diluted	52,271	51,299

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2012 and March 31, 2012, the total amount of accrued income tax-related interest and penalties was $239 and $239, respectively.

As of June 30, 2012 and March 31, 2012, the total amount of unrecognized tax benefits was $7,119 and $7,199, respectively, of which $5,415 and $5,415, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the three months ended June 30, 2012 was 38.3% as compared to 35.5% for the three months ended June 30, 2011. For the three months ended June 30, 2012, the income tax provision included $2,219 of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim expected to be filed in the second quarter. The Company expects to file a refund claim for approximately $25,158 as a result of carrying back tax losses to prior years.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of June 30, 2012, the Company was subject to examination in two state jurisdictions for fiscal years ended March 31, 2007 through March 31, 2010. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. As of June 30, 2012, the Company was subject to examination of Vought in one state jurisdiction for the calendar year ended December 31, 2007. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2012 through June 30, 2012:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2012	$1,307,709	$182,443	$56,222	$1,546,374
Effect of exchange rate changes	—	—	(1,564)	(1,564)
Balance, June 30, 2012	$1,307,709	$182,443	$54,658	$1,544,810

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2012	2011
Components of net periodic benefit expense (income):
Service cost	$4,626	$4,114
Interest cost	24,587	27,015
Expected return on plan assets	(34,334)	(31,901)
Amortization of prior service costs	(1,457)	(2,753)
Amortization of net loss	80	29
Special termination benefits	1,150	—
Net periodic benefit income	$(5,348)	$(3,496)

	Other postretirement benefits
	Three Months Ended June 30,
	2012	2011
Components of net periodic benefit expense:
Service cost	$885	$848
Interest cost	3,940	4,602
Amortization of prior service costs	(1,132)	(1,125)
Net periodic benefit expense	$3,693	$4,325

The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,150 and is shown on the accompanying consolidated statement of income as "Early retirement incentive expense". The Company has extended a similar early retirement incentive offer to its non-represented participants, which closed in the second quarter of fiscal 2013 and is expected to result in additional special termination benefit expenses of approximately $2,000, as well as severance charges of approximately $1,500.

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
Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including early retirement incentives, such as the $1,150 special termination benefit expenses for the three months ended June 30, 2012.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income is as follows:

	Three Months Ended June 30,
	2012	2011
Net sales:
Aerostructures	$669,853	$643,306
Aerospace systems	140,512	133,010
Aftermarket services	79,977	70,368
Elimination of inter-segment sales	(2,654)	(1,621)
	$887,688	$845,063

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$120,138	$87,974
Aerospace systems	23,465	22,417
Aftermarket services	11,807	6,961
Corporate	(14,468)	(11,972)
	140,942	105,380
Interest expense and other	17,232	26,462
	$123,710	$78,918

Depreciation and amortization:
Aerostructures	$23,904	$21,845
Aerospace systems	4,474	4,345
Aftermarket services	2,326	2,430
Corporate	1,111	847
	$31,815	$29,467

Amortization of acquired contract liabilities, net:
Aerostructures	$6,993	$7,740

EBITDA:
Aerostructures	$137,049	$102,079
Aerospace systems	27,939	26,762
Aftermarket services	14,133	9,391
Corporate	(12,207)	(11,125)
	$166,914	$127,107

Capital expenditures:
Aerostructures	$30,012	$9,134
Aerospace systems	2,789	3,505
Aftermarket services	4,097	1,762
Corporate	207	1,263
	$37,105	$15,664

	June 30, 2012	March 31, 2012
Total Assets:
Aerostructures	$3,582,950	$3,593,091
Aerospace systems	544,153	556,485
Aftermarket services	317,541	317,440
Corporate	102,088	87,741
	$4,546,732	$4,554,757

During the three months ended June 30, 2012 and 2011, the Company had international sales of $127,111 and $113,088, respectively.

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of June 30, 2012 and March 31, 2012, condensed consolidating statements of comprehensive income for the three months ended June 30, 2012 and 2011, and condensed consolidating statements of cash flows for the three months ended June 30, 2012 and 2011.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,474	$1,135	$23,387	$—	$31,996
Trade and other receivables, net	248	151,316	212,487	—	364,051
Inventories	—	842,601	25,699	—	868,300
Rotable assets	—	25,333	10,086	—	35,419
Deferred income taxes	60,103	—	—	—	60,103
Prepaid expenses and other	33,565	10,455	3,901	—	47,921
Total current assets	101,390	1,030,840	275,560	—	1,407,790
Property and equipment, net	10,082	687,193	47,955	—	745,230
Goodwill and other intangible assets, net	838	2,318,106	46,691	—	2,365,635
Other, net	26,232	1,473	372	—	28,077
Intercompany investments and advances	759,708	177,625	(907)	(936,426)	—
Total assets	$898,250	$4,215,237	$369,671	$(936,426)	$4,546,732

Current liabilities:
Current portion of long-term debt	$113,959	$15,066	$—	$—	$129,025
Accounts payable	4,030	269,447	6,247	—	279,724
Accrued expenses	46,662	203,183	8,242	—	258,087
Total current liabilities	164,651	487,696	14,489	—	666,836
Long-term debt, less current portion	771,796	55,928	144,500	—	972,224
Intercompany debt	(1,919,482)	1,767,938	151,544	—	—
Accrued pension and other postretirement benefits, noncurrent	7,269	658,979	—	—	666,248
Deferred income taxes and other	7,203	368,647	(1,239)	—	374,611
Total stockholders’ equity	1,866,813	876,049	60,377	(936,426)	1,866,813
Total liabilities and stockholders’ equity	$898,250	$4,215,237	$369,671	$(936,426)	$4,546,732

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,969	$2,237	$19,456	$—	$29,662
Trade and other receivables, net	225	209,146	231,237	—	440,608
Inventories	—	789,913	28,043	—	817,956
Rotable assets	—	24,468	10,086	—	34,554
Deferred income taxes	—	72,259	—	—	72,259
Prepaid expenses and other	5,956	13,156	4,232	—	23,344
Total current assets	14,150	1,111,179	293,054	—	1,418,383
Property and equipment, net	10,444	674,036	48,900	—	733,380
Goodwill and other intangible assets, net	1,006	2,326,112	48,932	—	2,376,050
Other, net	25,060	1,488	396	—	26,944
Intercompany investments and advances	555,684	318,713	1,957	(876,354)	—
Total assets	$606,344	$4,431,528	$393,239	$(876,354)	$4,554,757

Current liabilities:
Current portion of long-term debt	$128,996	$13,241	$—	$—	$142,237
Accounts payable	2,548	257,136	6,440	—	266,124
Accrued expenses	46,123	256,413	9,084	—	311,620
Total current liabilities	177,667	526,790	15,524	—	719,981
Long-term debt, less current portion	847,049	49,576	120,000	—	1,016,625
Intercompany debt	(2,227,499)	2,032,973	194,526	—	—
Accrued pension and other postretirement benefits, noncurrent	7,119	693,006	—	—	700,125
Deferred income taxes and other	8,639	317,362	(1,344)	—	324,657
Total stockholders’ equity	1,793,369	811,821	64,533	(876,354)	1,793,369
Total liabilities and stockholders’ equity	$606,344	$4,431,528	$393,239	$(876,354)	$4,554,757

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$862,475	$26,902	$(1,689)	$887,688

Operating costs and expenses:
Cost of sales	—	635,345	17,621	(1,689)	651,277
Selling, general and administrative	9,186	47,633	5,140	—	61,959
Depreciation and amortization	601	30,134	1,080	—	31,815
Acquisition and integration expenses	545	—	—	—	545
Early retirement incentives	1,150	—	—	—	1,150
	11,482	713,112	23,841	(1,689)	746,746
Operating income (loss)	(11,482)	149,363	3,061	—	140,942
Intercompany interest and charges	(49,338)	48,512	826	—	—
Interest expense and other	15,500	2,429	(697)	—	17,232
Income from continuing operations, before income taxes	22,356	98,422	2,932	—	123,710
Income tax expense	10,181	36,844	353	—	47,378
Net income	12,175	61,578	2,579	—	76,332
Other comprehensive income (loss)	—	64	(4,422)	—	(4,358)
Total comprehensive income (loss)	$12,175	$61,642	$(1,843)	$—	$71,974

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$820,148	$27,940	$(3,025)	$845,063

Operating costs and expenses:
Cost of sales	—	629,053	22,763	(3,025)	648,791
Selling, general and administrative	8,637	48,006	4,322	—	60,965
Acquisition and integration expenses	460	—	—	—	460
Depreciation and amortization	437	27,666	1,364	—	29,467
	9,534	704,725	28,449	(3,025)	739,683
Operating income (loss)	(9,534)	115,423	(509)	—	105,380
Intercompany interest and charges	(51,746)	50,594	1,152	—	—
Interest expense and other	26,339	459	(336)	—	26,462
Income (loss) from continuing operations, before income taxes	15,873	64,370	(1,325)	—	78,918
Income tax expense (benefit)	5,232	23,004	(222)	—	28,014
Income (loss) from continuing operations	10,641	41,366	(1,103)	—	50,904
Loss on discontinued operations, net	—	(689)	—	—	(689)
Net income (loss)	10,641	40,677	(1,103)	—	50,215
Other comprehensive income (loss)	232	(698)	2,009	—	1,543
Total comprehensive income	$10,873	$39,979	$906	$—	$51,758

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$12,175	$61,578	$2,579	$—	$76,332

Adjustments to reconcile net income (loss) to net cash provided by operating activities	5,783	(1,187)	21,619	—	26,215
Net cash provided by operating activities	17,958	60,391	24,198	—	102,547
Capital expenditures	(71)	(35,952)	(1,082)	—	(37,105)
Proceeds from sale of assets	—	7	—	—	7
Net cash (used in) provided by investing activities	(71)	(35,945)	(1,082)	—	(37,098)
Net decrease in revolving credit facility	(75,326)	—	—	—	(75,326)
Proceeds on issuance of debt	—	11,199	48,400	—	59,599
Retirements and repayments of debt	(15,097)	(3,048)	(23,900)	—	(42,045)
Payments of deferred financing costs	(2,066)	—	—	—	(2,066)
Dividends paid	(1,997)	—	—	—	(1,997)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	253	—	—	—	253
Intercompany financing and advances	77,691	(34,699)	(42,992)	—	—
Net cash used in financing activities	(18,382)	(25,548)	(18,492)	—	(62,422)
Effect of exchange rate changes on cash	—	—	(693)	—	(693)
Net change in cash and cash equivalents	(495)	(1,102)	3,931	—	2,334
Cash and cash equivalents at beginning of period	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of period	$7,474	$1,135	$23,387	$—	$31,996

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$10,641	$40,677	$(1,103)	$—	$50,215

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(9,063)	30,178	19,921	—	41,036
Net cash provided by operating activities	1,578	70,855	18,818	—	91,251
Capital expenditures	(824)	(14,020)	(820)	—	(15,664)
Proceeds from sale of assets and businesses	—	2,764	4	—	2,768
Acquisitions, net of cash acquired	—	(800)	—	—	(800)
Net cash used in investing activities	(824)	(12,056)	(816)	—	(13,696)
Net increase in revolving credit facility	269,695	—	—	—	269,695
Proceeds on issuance of debt	—	—	50,000	—	50,000
Retirements and repayments of debt	(376,057)	(3,034)	(16,700)	—	(395,791)
Payments of deferred financing costs	(3,870)	—	—	—	(3,870)
Dividends paid	(981)	—	—	—	(981)
Withholding of restricted shares for minimum tax obligation	(482)	—	—	—	(482)
Proceeds from exercise of stock options, including excess tax benefit	644	—	—	—	644
Intercompany financing and advances	108,516	(56,448)	(52,068)	—	—
Net cash (used in) provided by financing activities	(2,535)	(59,482)	(18,768)	—	(80,785)
Effect of exchange rate changes on cash	—	—	327	—	327
Net change in cash	(1,781)	(683)	(439)	—	(2,903)
Cash at beginning of period	17,270	1,753	20,305	—	39,328
Cash at end of period	$15,489	$1,070	$19,866	$—	$36,425

14.    COMMITMENTS AND CONTINGENCIES

Trade Secret Litigation over Claims of Eaton Corporation
On July 9, 2004, Eaton Corporation and several of its subsidiaries (“Eaton”) sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation.  The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims, while the Company and an officer of the Company moved to dismiss for lack of personal jurisdiction. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. Eaton denied, and continues to deny, these allegations. On December 22, 2010, however, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the court's dismissal of Eaton's claims, we cannot conclude that a loss arising from Eaton's claims is probable. However, given the unusual nature and complexity of the case, we also cannot conclude that the probability of loss is remote, nor can we reasonably estimate the possible loss, or range of loss, that could be incurred by the Company if Eaton were to prevail on appeal and in the litigation that would follow. Even if Eaton were to prevail on appeal, however, we believe we have substantial defenses and would expect to defend the claims vigorously.
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

Highlights for the first quarter of the fiscal year ending March 31, 2013 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2013 increased 5.0% over the prior year period to $887.7 million.

•	Operating income in the first quarter of fiscal 2013 increased 33.7% over the prior year period to $140.9 million.

•	Income from continuing operations for the first quarter of fiscal 2013 increased 50.0% to $76.3 million.

•
Backlog as of June 30, 2012 increased 3.7% year over year to $3.90 billion, remained flat from the prior fiscal year end and includes expected milestone payments on development contracts. Of our existing backlog of $3.90 billion, we estimate that approximately $1.29 billion will not be shipped by June 30, 2013.

•	Income from continuing operations for the first quarter of fiscal 2012 was $1.46 per diluted common share, as compared to $0.99 per diluted share in the prior year period.

•
We generated $102.5 million of cash flow from operating activities for the three months ended June 30, 2012, after $25.1 million in pension contributions, as compared to $91.3 million in the prior year period.

The Budget Control Act of 2011 (the "Budget Act") has two primary parts. The first mandates a $487 billion reduction to previously planned defense spending over the next decade. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense funding between the government's fiscal year 2013 (ending September 30) and fiscal year 2021 if Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. As of July 30, 2012, Congress has not identified these required savings. If Congress does not identify the required reduction, defense spending would likely sustain further cuts. For fiscal year 2013, the President has requested total defense funding of $525 billion, including $168 billion for investment accounts. In accordance with the first part of the Budget Act, the DoD’s five-year spending plan submitted with the fiscal year 2013 funding request incorporates $259 billion of cuts when compared with the previous five-year plan. However, the spending plan does not include the impact of sequestration, the second part of the Budget Act. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measures that we disclose are EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, early retirement incentives, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for acquisition-related costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Early retirement incentives may be useful to investors to consider because it represents the current period impact of the change in defined benefit obligation due to the reduction in future service costs. We do not believe these charges (gains) necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended June 30,
	2012	2011
Income from continuing operations	$76,332	$50,904
Early retirement incentives	1,150	—
Amortization of acquired contract liabilities, net	(6,993)	(7,740)
Depreciation and amortization	31,815	29,467
Interest expense and other	17,232	26,462
Income tax expense	47,378	28,014
EBITDA	166,914	127,107
Acquisition and integration expenses	545	460
Adjusted EBITDA	$167,459	$127,567

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$140,942	$120,138	$23,465	$11,807	$(14,468)
Early retirement incentives	1,150	—	—	—	1,150
Amortization of acquired contract liability	(6,993)	(6,993)	—	—	—
Depreciation and amortization	31,815	23,904	4,474	2,326	1,111
EBITDA	$166,914	$137,049	$27,939	$14,133	$(12,207)

	Three Months Ended June 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$105,380	$87,974	$22,417	$6,961	$(11,972)
Amortization of acquired contract liability	(7,740)	(7,740)	—	—	—
Depreciation and amortization	29,467	21,845	4,345	2,430	847
EBITDA	$127,107	$102,079	$26,762	$9,391	$(11,125)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011

	Quarter Ended June 30,
	2012	2011
	(dollars in thousands)
Net sales	$887,688	$845,063
Segment operating income	$155,410	$117,352
Corporate expenses	(14,468)	(11,972)
Total operating income	140,942	105,380
Interest expense and other	17,232	26,462
Income tax expense	47,378	28,014
Income from continuing operations	76,332	50,904
Loss from discontinued operations, net	—	(689)
Net income	$76,332	$50,215

Net sales increased by $42.6 million or 5.0% to $887.7 million for the quarter ended June 30, 2012 from $845.1 million for the quarter ended June 30, 2011. Net sales increased due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the quarter ended June 30, 2012 included $25.5 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $23.9 million in non-recurring revenues for the quarter ended June 30, 2011.

Cost of sales increased by $2.5 million, or 0.4%, to $651.3 million for the quarter ended June 30, 2012 from $648.8 million for the quarter ended June 30, 2011. This increase was primarily due to increased sales. Gross margin for the quarter ended June 30, 2012 was 26.6% as compared to 23.2% for the quarter ended June 30, 2011. This change was impacted by improved execution, increased realization from synergies from the acquisition of Vought, changes in the overall sales mix, as well as the margin on the non-recurring termination claim settlement ($7.0 million), and lower pension benefit expenses.

Segment operating income increased by $38.1 million, or 32.4%, to $155.4 million for the quarter ended June 30, 2012 from $117.4 million for the quarter ended June 30, 2011. The segment operating income increase was a direct result of the gross margin improvements noted above, which included improved execution, increased realization from synergies from the acquisition of Vought, lower pension and other postretirement benefit expenses ($3.6 million) offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($1.3 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $6.3 million and gross unfavorable adjustments of $7.6 million. The cumulative catch-up adjustments for the quarter ended June 30, 2012 were due primarily to increased costs from suppliers on the C-17 program. Offsetting the improvements in gross margin, segment operating income was negatively impacted by increased legal fees ($1.5 million).

Corporate expenses increased by $2.5 million, or 20.8%, to $14.5 million for the quarter ended June 30, 2012 from $12.0 million for the quarter ended June 30, 2011. This increase was due to $1.2 million special termination benefit for an early retirement incentive offered to a portion of our second largest union-represented group of production and maintenance employees and $1.2 million additional compensation and benefits expense due to increased head count as compared to the prior year period and increased equity compensation.

Interest expense and other decreased by $9.2 million, or 34.9%, to $17.2 million for the quarter ended June 30, 2012 compared to $26.5 million for the prior year period. Interest expense and other decreased due to lower average debt outstanding and lower interest rates during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. Interest expense and other for the quarter ended June 30, 2011 included the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011 and an additional $1.4 million for amortization of discount on the convertible senior subordinated notes ("Convertible Notes"). The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the quarter ended June 30, 2012 was 38.3% compared to 35.5% for the quarter ended June 30, 2011. For the quarter ended June 30, 2012, the income tax provision included $2.2 million of tax expense due to the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million expected to be filed in the second quarter. The refund claim receivable is included in "prepaid and other current assets" in the consolidated balance sheet as of June 30, 2012. For the fiscal year ending March 31, 2013, the Company expects its effective tax rate to be approximately 36.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position.

In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. As a result, loss from discontinued operations before income taxes was zero for the quarter ended June 30, 2012 compared with a loss from discontinued operations before income taxes of $1.1 million, for the quarter ended June 30, 2011. The benefit for income taxes was zero for the quarter ended June 30, 2012 compared to a benefit of $0.4 million in the prior year period.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,
	2012	2011
Aerostructures
Commercial aerospace	42.8%	40.5%
Military	19.7%	23.1%
Business Jets	11.8%	11.3%
Regional	0.4%	0.6%
Non-aviation	0.7%	0.7%
Total Aerostructures net sales	75.4%	76.2%
Aerospace Systems
Commercial aerospace	6.0%	5.6%
Military	7.5%	7.5%
Business Jets	0.8%	0.7%
Regional	0.4%	0.6%
Non-aviation	0.9%	1.2%
Total Aerospace Systems net sales	15.6%	15.6%
Aftermarket Services
Commercial aerospace	7.3%	6.5%
Military	1.0%	0.7%
Business Jets	0.3%	0.4%
Regional	0.2%	0.2%
Non-aviation	0.2%	0.4%
Total Aftermarket Services net sales	9.0%	8.2%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced slight growth in the business jet end market, offset by a slight decrease in our military end market. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Quarter Ended June 30,			% of Total Sales
	2012	2011	% Change	2012	2011
	(in thousands)
NET SALES
Aerostructures	$669,853	$643,306	4.1%	75.5%	76.1%
Aerospace Systems	140,512	133,010	5.6%	15.8%	15.8%
Aftermarket Services	79,977	70,368	13.7%	9.0%	8.3%
Elimination of inter-segment sales	(2,654)	(1,621)	63.7%	(0.3)%	(0.2)%
	$887,688	$845,063	5.0%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Quarter Ended June 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$120,138	$87,974	36.6%	17.9%	13.7%
Aerospace Systems	23,465	22,417	4.7%	16.7%	16.9%
Aftermarket Services	11,807	6,961	69.6%	14.8%	9.9%
Corporate	(14,468)	(11,972)	20.8%	n/a	n/a
	$140,942	$105,380	33.7%	15.9%	12.5%

	Quarter Ended June 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
EBITDA
Aerostructures	$137,049	$102,079	34.3%	20.5%	15.9%
Aerospace Systems	27,939	26,762	4.4%	19.9%	20.1%
Aftermarket Services	14,133	9,391	50.5%	17.7%	13.3%
Corporate	(12,207)	(11,125)	9.7%	n/a	n/a
	$166,914	$127,107	31.3%	18.8%	15.0%

Aerostructures: The Aerostructures segment net sales increased by $26.5 million, or 4.1%, to $669.9 million for the quarter ended June 30, 2012 from $643.3 million for the quarter ended June 30, 2011. The increase was entirely organic and was due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the quarter ended June 30, 2012 included $25.5 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $23.9 million in non-recurring revenues for the quarter ended June 30, 2011.

Aerostructures segment operating income increased by $32.2 million, or 36.6%, to $120.1 million for the quarter ended June 30, 2012 from $88.0 million for the quarter ended June 30, 2011. Operating income for the quarter ended June 30, 2012 included net unfavorable cumulative catch-up adjustments on long-term contracts ($1.3 million), offset by a non-recurring termination claim settlement ($7.0 million) and lower pension and other postretirement benefit expenses ($3.6 million). Segment operating income also improved due to improved execution, increased realization from synergies from the acquisition of Vought and changes in the overall sales mix. These same factors contributed to the increase in EBITDA year over year.

Aerostructures segment operating income as a percentage of segment sales increased to 17.9% for the quarter ended June 30, 2012 as compared to 13.7% for the quarter ended June 30, 2011, due to the improved gross margin, including the benefit of the non-recurring termination claim settlement and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $7.5 million, or 5.6%, to $140.5 million for the quarter ended June 30, 2012 from $133.0 million for the quarter ended June 30, 2011. Net sales increased due to increases in our customers' production rates on commercial programs and market share gains.

Aerospace Systems segment operating income increased by $1.0 million, or 4.7%, to $23.5 million for the quarter ended June 30, 2012 from $22.4 million for the quarter ended June 30, 2011. Operating income increased primarily due to increased sales as well as improved gross margin due to sales mix and increased efficiencies in production associated with higher volume of work, offset by increased legal fees ($1.2 million) associated with the trade secret litigation. These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales decreased slightly to 16.7% for the quarter

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

ended June 30, 2012 as compared to 16.9% for the quarter ended June 30, 2011.

Aftermarket Services: The Aftermarket Services segment net sales increased by $9.6 million, or 13.7%, to $80.0 million for the quarter ended June 30, 2012 from $70.4 million for the quarter ended June 30, 2011. The acquisition of Aviation Network Services, LLC ("ANS") contributed $3.2 million in net sales and organic sales increased 6.4%, or 9.1%. Organic net sales increased primarily due to higher military sales and market share gains.

Aftermarket Services segment operating income increased by $4.8 million, or 69.6%, to $11.8 million for the quarter ended June 30, 2012 from $7.0 million for the quarter ended June 30, 2011. Operating income increased due to contributions from the acquisition of ANS ($1.6 million) and to the increase in organic net sales volume. The sales volume increases improved our production efficiencies by increasing organic gross margins to 27.6% from 24.4% in the prior year period. These same factors contributed to the increase in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 14.8% for the quarter ended June 30, 2012 as compared with 9.9% for the quarter ended June 30, 2011, due to the increase in sales volume and related efficiencies and the contributions from the acquisition of ANS noted above, which also caused the improvement in EBITDA margin.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit and leasing arrangements. During the three months ended June 30, 2012, we generated approximately $102.5 million of cash flows in operating activities, used approximately $37.1 million in investing activities and used approximately $62.4 million in financing activities.

Cash flows from operations for the three months ended June 30, 2012 increased $11.3 million, or 12.4%, from the three months ended June 30, 2011. Our cash flows from operations increased due to an increase in net income of $26.1 million and an increase of $13.3 million in noncash charges such as the reduction in income taxes paid due to the utilization of the net operating loss carryforward acquired in the acquisition of Vought.

These increases were offset in part by a decrease of $26.5 million in net working capital changes. Net working capital changes included increased cash uses for inventories of $50.7 million for the three months ended June 30, 2012, as compared to cash provided of $39.2 million in the prior year period due to production buildup and increases in capitalized pre-production costs, as well as increased cash uses for excess funding above expense of our pension and other postretirement benefits plans of $4.3 million. Capitalized pre-production costs are expected to continue to increase, while our production build up is expected to decline over the next few quarters. In addition, net working capital changes includes increased cash uses for accounts payable and accrued liabilities of $37.0 million for the three months ended June 30, 2012, as compared to $5.4 million in the prior year period due to timing; offset by increased cash provided from trade and other receivables of $75.2 million for the three months ended June 30, 2012, as compared to cash uses of $12.4 million in the prior year period due to increased cash collections.

Cash flows used in investing activities for the three months ended June 30, 2012 increased $23.4 million from the three months ended June 30, 2011. Cash flows used in investing activities for the three months ended June 30, 2012, included approximately $14.2 million in capital expenditures associated with our new facility in Red Oak, Texas. Cash flows used in financing activities for the three months ended June 30, 2012 decreased $18.4 million from the three months ended June 30, 2011. Cash flows used in financing activities for the three months ended June 30, 2012 included the redemption of certain Convertible Notes of $15.0 million, as compared to $27.2 million in the prior year period. Cash flows used in financing activities for the three months ended June 30, 2011 also included the extinguishment of the term loan credit agreement (the "Term Loan") ($350.0 million).

As of June 30, 2012, $719.5 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2012, an aggregate amount of approximately $244.7 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 1.50% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Facility to $1.00 billion, with a $50.0 million accordion feature, from $850.0 million, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants.

During the first quarter of fiscal 2012, the Company extinguished its Term Loan at face value of $350.0 million, plus accrued interest using availability under the Credit Facility. The Company recorded a pretax loss of approximately $7.7 million associated with these transactions during the first quarter of fiscal 2012 due to the write-off of unamortized discounts and deferred financing fees on the Term Loan.

At June 30, 2012, there was $144.5 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50.4 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the three months ended June 30, 2012, the Company settled the conversion of $15.0 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 310,629 shares. In June and July 2012, the Company received notice of conversion from holders of $3.9 million in principal value of the Convertible Notes. These conversions will settle in the second quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 76,306 shares. In July 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding June 30, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2012.
Capital expenditures were approximately $37.1 million for the three months ended June 30, 2012, primarily for the construction of our facility in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations. We expect capital expenditures and investments in new major programs of approximately $140.0 million to $160.0 million for our fiscal year ending March 31, 2013, of which $50.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,105,187	$128,969	$172,580	$264,547	$539,091
Debt interest (2)	306,651	51,633	93,887	90,863	70,268
Operating leases	91,527	21,436	42,045	13,991	14,055
Contingent payments (3)	29,000	—	28,000	1,000	—
Purchase obligations	1,636,812	951,686	673,950	10,234	942
Total	$3,169,177	$1,153,724	$1,010,462	$380,635	$624,356

(1) Included in the Company’s balance sheet at June 30, 2012, plus discounts on the 2017 Notes and the 2018 Notes of $1.9 million and $2.1 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.
(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.1 million as of June 30, 2012 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations. We made contributions to our defined benefit pension plans of $122.2 million and $135.1 million in fiscal 2012 and 2011, respectively. We expect to make total pension and postretirement plan contributions of $113.2 million to our benefit plans during fiscal 2013. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2012 in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC in May 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There has been no material change in this information during the period covered by this report.

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
As of June 30, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.
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
The above allegations also relate to alleged conduct that was the subject of an investigation by the office of the U.S. Attorney in Jackson, Mississippi. On January 22, 2004, a search warrant was executed on the offices of Triumph Actuation Systems in connection with this investigation. Triumph Actuation Systems cooperated with the investigation. On December 20, 2006, five engineers of Triumph Actuation Systems who are former employees of Eaton Aerospace, LLC, were indicted by a grand jury sitting in the Southern District of Mississippi on charges of trade secret misappropriation, conspiracy to misappropriate trade secrets, and mail and wire fraud. After multiple challenges to the indictments by the engineers and responsive actions by the government, there remained, as of February 2009, eight charges against the engineers.
On May 30, 2012, the United States District Court for the Southern District of Mississippi dismissed the indictments pending against the engineers in their entirety and with prejudice at the request of the government. This brought a close to the criminal proceedings in Mississippi. No charges were brought against Triumph Actuation Systems or us.
In the civil case, following stays of most discovery while the parties litigated a motion to dismiss and a motion to protect the defendant engineers' Fifth Amendment rights, discovery recommenced in late June 2007. However, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion. The case was reassigned to Chief Judge W. Swan Yerger.
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
Triumph Actuation Systems filed other motions relating to this alleged inappropriate relationship with Mr. Peters, including a motion for sanctions. Judge Yerger ordered that this conduct be examined and undertook, along with a newly appointed Special Master, to review Judge DeLaughter's rulings in the case from the time Mr. Peters became involved.
On December 22, 2010, the court entered a final order dismissing with prejudice all of the claims that had been asserted by Eaton. The order of dismissal fully ended the litigation of claims by Eaton in the Circuit Court. On December 28, 2010, Eaton filed a notice of appeal to the Mississippi Supreme Court appealing the order of dismissal and other matters.
On December 28, 2010, Triumph, Triumph Actuation Systems and the engineer defendants filed a motion for leave to amend the counterclaims which remained pending to include causes of action based on the Eaton misconduct that led to the dismissal of their claims. Judge Yerger retired from the bench on December 31, 2010, and the matter was reassigned to Judge Jeffrey Weill. On March 14, 2011, Judge Weill granted the motion for leave to amend the counterclaims. The amended counterclaims were filed on March 18, 2011. In addition, on February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi state court litigation.

On April 18, 2012, in the course of a hearing in the proceedings remaining before Judge Weill in the civil case, Eaton produced several e-mails that were responsive to discovery requests propounded in the investigation of the involvement of Mr. Peters which should have been produced several years earlier. In response to Eaton's belated production of the e-mails, Judge Weill issued an order on May 10, 2012 directing Eaton's counsel (both inside and outside) and its Chairman and CEO, Alexander M. Cutler, to produce within seven days all remaining relevant documents, accompanied by sworn affidavits explaining the failure to produce the documents earlier and suggesting appropriate sanctions against Eaton and its counsel for the failure. At Judge Weill's direction, the Special Master reviewed the documents and affidavits and issued a report and recommendation which is now before Judge Weill for consideration.
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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; and (1) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	July 30, 2012
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	July 30, 2012
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	July 30, 2012
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by Chairman and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2
Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2011; and (v) Notes to Consolidated Financial Statements.