Form 10-Q
period 2012-09-30
TRIUMPH GROUP INC
filed 2012-11-05
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock, par value $0.001 per share, 50,003,434 shares outstanding as of November 2, 2012.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,651	$29,662
Trade and other receivables, less allowance for doubtful accounts of $5,350 and $3,900	397,262	440,608
Inventories, net of unliquidated progress payments of $138,940 and $164,450	891,353	817,956
Rotable assets	35,730	34,554
Deferred income taxes	51,448	72,259
Prepaid and other current assets	23,313	23,344
Total current assets	1,429,757	1,418,383
Property and equipment, net	744,748	733,380
Goodwill	1,546,259	1,546,374
Intangible assets, net	812,481	829,676
Other, net	57,848	26,944
Total assets	$4,591,093	$4,554,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$125,201	$142,237
Accounts payable	281,089	266,124
Accrued expenses	231,813	311,620
Total current liabilities	638,103	719,981
Long-term debt, less current portion	967,489	1,016,625
Accrued pension and other postretirement benefits, noncurrent	626,162	700,125
Deferred income taxes, noncurrent	283,366	188,370
Other noncurrent liabilities	124,844	136,287
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 50,078,428 and 49,590,273 shares issued; 50,002,434 and 49,531,740 shares outstanding	50	50
Capital in excess of par value	840,750	833,935
Treasury stock, at cost, 75,994 and 58,533 shares	(3,168)	(1,716)
Accumulated other comprehensive loss	(9,317)	(9,306)
Retained earnings	1,122,814	970,406
Total stockholders’ equity	1,951,129	1,793,369
Total liabilities and stockholders’ equity	$4,591,093	$4,554,757

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net sales	$938,181	$790,528	$1,825,869	$1,635,591
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	703,654	591,206	1,354,931	1,239,997
Selling, general and administrative	56,193	60,256	118,152	121,221
Depreciation and amortization	31,998	29,466	63,813	58,933
Acquisition and integration expenses	1,432	1,144	1,977	1,604
Early retirement incentive expense	1,957	—	3,107	—
	795,234	682,072	1,541,980	1,421,755

Operating income	142,947	108,456	283,889	213,836
Interest expense and other	16,668	17,671	33,900	44,133
Income from continuing operations before income taxes	126,279	90,785	249,989	169,703
Income tax expense	46,088	32,221	93,466	60,235
Income from continuing operations	80,191	58,564	156,523	109,468
Loss from discontinued operations, net	—	(76)	—	(765)
Net income	$80,191	$58,488	$156,523	$108,703

Earnings per share—basic:
Income from continuing operations	$1.61	$1.20	$3.16	$2.25
Loss from discontinued operations, net	—	—	—	(0.02)
Net income	$1.61	$1.20	$3.16	$2.24	*

Weighted-average common shares outstanding—basic	49,657	48,697	49,536	48,582
Earnings per share—diluted:
Income from continuing operations	$1.53	$1.13	$2.99	$2.13
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$1.53	$1.13	$2.99	$2.11	*

Weighted-average common shares outstanding—diluted	52,288	51,646	52,280	51,478

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.06

* Differences due to rounding.
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net income	$80,191	$58,488	$156,523	$108,703
Other comprehensive income (loss):
Foreign currency translation adjustment	4,093	(6,877)	(329)	(4,870)
Pension and postretirement adjustments, net of income taxes of $(109), $427, $(218) and $854, respectively	178	(698)	355	(1,396)
Unrealized gain (loss) on cash flow hedge, net of tax of $(47), $0, $23 and $(88), respectively	76	—	(37)	232
Total other comprehensive income (loss)	4,347	(7,575)	(11)	(6,034)

Total comprehensive income	$84,538	$50,913	$156,512	$102,669

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2012	2011

Operating Activities
Net income	$156,523	$108,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,813	58,933
Amortization of acquired contract liabilities	(13,555)	(13,510)
Accretion of debt discount	268	4,272
Other amortization included in interest expense	1,811	7,948
Provision for doubtful accounts receivable	1,605	601
Provision for deferred income taxes	91,071	59,665
Employee stock-based compensation	3,162	2,397
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	41,642	(10,784)
Rotable assets	(1,176)	(5,874)
Inventories	(73,489)	(36,654)
Prepaid expenses and other current assets	(4,982)	(6,422)
Accounts payable, accrued expenses and other current liabilities	(60,600)	(24,521)
Accrued pension and other postretirement benefits	(73,391)	(85,766)
Changes in discontinued operations	—	241
Other	213	1,881
Net cash provided by operating activities	132,915	61,110
Investing Activities
Capital expenditures	(61,193)	(34,149)
Reimbursements of capital expenditures	2,028	229
Proceeds from sale of assets	460	7,450
Acquisitions, net of cash acquired	—	19,205
Net cash used in investing activities	(58,705)	(7,265)
Financing Activities
Net (decrease) increase in revolving credit facility	(81,709)	306,608
Proceeds from issuance of long-term debt and capital leases	71,099	59,800
Repayment of debt and capital lease obligations	(55,853)	(417,701)
Payment of deferred financing costs	(2,244)	(3,903)
Dividends paid	(3,997)	(2,943)
Proceeds on government grant	1,000	—
Repurchase of restricted shares for minimum tax obligation	(1,840)	(608)
Proceeds from exercise of stock options	270	674
Net cash used in financing activities	(73,274)	(58,073)
Effect of exchange rate changes on cash	53	(350)
Net change in cash	989	(4,578)
Cash and cash equivalents at beginning of period	29,662	39,328

Cash and cash equivalents at end of period	$30,651	$34,750
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2012 audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended March 31, 2012 filed in May 2012.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification (“ASC”) and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units-of-delivery method of accounting.

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

For the three months ended September 30, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $158, $100 and $0.00, respectively. The cumulative catch-up adjustments to operating income for the three months ended September 30, 2012 included gross favorable adjustments of approximately $15,115 and gross unfavorable adjustments of approximately $15,273. For the six months ended September 30, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,791), $(3,000) and $(0.06), respectively. The cumulative catch-up adjustments to operating income for the six months ended September 30, 2012 included gross favorable adjustments of approximately $14,989 and gross unfavorable adjustments of approximately $(19,780). For the three and six months ended September 30, 2011, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $7.3 million, $4.7 million and $0.09, respectively.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought Aircraft Industries, Inc. ("Vought") on June 16, 2010. For the three months ended September 30, 2012 and 2011, the Company recognized $6,563 and $5,770, respectively, into net sales in the accompanying consolidated statements of income. For the six months ended September 30, 2012 and 2011, the Company recognized $13,555 and $13,510, respectively, into net sales in the accompanying consolidated statements of income.

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

Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 41.2% and 37.1% of total trade accounts receivable as of September 30, 2012 and March 31, 2012, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the six months ended September 30, 2012 were $899,302, or 49% of net sales, of which $847,982, $35,974 and $15,346 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2011 were $745,957, or 46% of net sales, of which $702,331, $31,002 and $12,624 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $1,631 and $1,199, respectively. Stock-based compensation expense for the six months ended September 30, 2012 and 2011 was $3,162 and $2,397, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	September 30, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$460,001	$(85,184)	$374,817
Product rights and licenses	12.0	37,776	(25,971)	11,805
Non-compete agreements and other	13.0	7,327	(6,468)	859
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,104	$(117,623)	$812,481

	March 31, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$460,054	$(70,169)	$389,885
Product rights and licenses	12.0	37,776	(24,208)	13,568
Non-compete agreements and other	13.0	7,327	(6,104)	1,223
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,157	$(100,481)	$829,676

Amortization expense for the three months ended September 30, 2012 and 2011 was $8,556 and $8,441, respectively. Amortization expense for the six months ended September 30, 2012 and 2011 was $17,123 and $16,893, respectively.

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
The following is a rollforward of the warranty reserves for the six months ended September 30, 2012.

Balance, March 31, 2012	$14,473
Charges to costs and expenses	50
Write-offs, net of recoveries	(1,276)
Exchange rate changes	(9)
Balance, September 30, 2012	$13,238

Supplemental Cash Flow Information

The Company paid $2,840 and $1,273 for income taxes, net of refunds received, for the six months ended September 30, 2012 and 2011, respectively. The Company made interest payments of $31,755 and $39,181 for the six months ended September 30, 2012 and 2011, respectively.

During the six months ended September 30, 2012 and 2011, the Company financed $25 and $61 of property and equipment additions through capital leases, respectively. During the six months ended September 30, 2012 and 2011, the Company issued 386,936 and 379,838 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

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

Revenues of discontinued operations were $40 and $286 for the three and six months ended September 30, 2011. The loss from discontinued operations was $76 and $765, net of income tax benefit $42 and $412 for the three and six months ended September 30, 2011. Interest expense of $6 and $68 was allocated to discontinued operations for the three and six months ended September 30, 2011, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2012	March 31, 2012
Raw materials	$64,271	$53,103
Work-in-process, including manufactured and purchased components	920,467	887,686
Finished goods	45,555	41,617
Less: unliquidated progress payments	(138,940)	(164,450)
Total inventories	$891,353	$817,956
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at September 30, 2012 and March 31, 2012 was $36,555 and $19,385, respectively, related to the Bombardier wing program.
6.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2012	March 31, 2012

Revolving credit facility	$238,291	$320,000
Receivable securitization facility	149,800	120,000
Equipment leasing facility and other capital leases	65,676	61,301
Senior subordinated notes due 2017	173,200	173,061
Senior notes due 2018	347,997	347,867
Convertible senior subordinated notes	109,748	128,655
Other debt	7,978	7,978
	1,092,690	1,158,862
Less current portion	125,201	142,237
	$967,489	$1,016,625

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
On April 5, 2011, in connection with a prior amendment and restatement of the Credit Facility, the Company extinguished its then-outstanding term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other for the six months ended September 30, 2011.
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
At September 30, 2012, there were $238,291 in borrowings and $31,002 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2012, there were $320,000 in borrowings and $33,240 in letters of credit outstanding under the Credit Facility. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2012, the Company had borrowing capacity under this facility of $730,707 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Program
In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2012, the Company had no availability under the Securitization Facility above the amount outstanding due to the level of receivables. Interest rates are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102.00% of the maximum amount available under the Securitization Facility. At September 30, 2012, there was $149,800 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $351 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.
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

During the six months ended September 30, 2012 and 2011, the Company entered into new capital leases in the amount of

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT (Continued)

$25 and $61, respectively, to finance a portion of the Company’s capital additions for the period. During the six months ended September 30, 2012, the Company obtained financing for existing fixed assets in the amount of $11,199.

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
The 2017 Notes are senior subordinated unsecured obligations of the Company and rank subordinate to all of the existing and future senior indebtedness of the Company and the Guarantor Subsidiaries (as defined below), including borrowings under the Credit Facility, and pari passu with the Company’s and the Guarantor Subsidiaries’ existing and future senior subordinated indebtedness. The 2017 Notes are guaranteed, on a full, joint and several basis, by each of the Company’s domestic restricted subsidiaries that guarantees any of the Company’s debt or that of any of the Company’s restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company’s debt or that of any of the Company’s domestic restricted subsidiaries incurred under any credit facility (collectively, the “Guarantor Subsidiaries”), in each case on a senior subordinated basis.  If the Company is unable to make payments on the 2017 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make such payments.
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
The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The net proceeds from the sale were used for prepayment of the Company’s then outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s then-existing credit facility. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will be payable beginning April 1, 2012 on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at September 30, 2012 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT (Continued)

repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.7948 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.17 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through September 30, 2012, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50,395 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the six months ended September 30, 2012, the Company settled the conversion of $18,907 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 386,936 shares. In October 2012, the Company received notice of conversion from holders of $10 in principal value of the Convertible Notes. These conversions were settled in the second quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 211 shares. In October 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through December 31, 2012. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.17. The average price of the Company's common stock for the three months ended September 30, 2012 and 2011 was $60.35 and $49.95, respectively. Therefore, as of the three months ended September 30, 2012 and 2011, there were 2,258,303 and 2,518,045 additional shares, respectively, included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the six months ended September 30, 2012 and 2011 was $60.42 and $47.63, respectively. Therefore, as of the six months ended September 30, 2012 and 2011, there were 2,357,143 and 2,466,451 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)

The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of September 30, 2012 and March 31, 2012:

Description	Level	September 30, 2012	March 31, 2012
Contingent consideration	3	$(2,471)	$(2,019)
Derivatives	2	152	212
The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the six months ended September 30, 2012, based on the underlying earnings projections exceeding initial assumptions.
Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at September 30, 2012 was $6,736, with open settlement dates up to September 30, 2013.
The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Period ended September 30,		Reclassification Adjustment Gain (Loss) Amount Period ended September 30,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2012	2011	2012	2011
Derivatives	Interest expense and other	$(37)	$232	$85	$(232)
The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $94 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	September 30, 2012 Balance
Contingent consideration	$(2,019)	$—	$(452)	$—	$(2,471)

	March 31, 2011 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	September 30, 2011 Balance
Contingent consideration	$(2,870)	$—	$—	$—	$(2,870)

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	September 30, 2012 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,471)	Discounted cash flow	Earnings of acquired company	$0 - $3,000
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2012 and March 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,092,690	$1,291,245	$1,158,862	$1,385,264
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

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011

Weighted-average common shares outstanding – basic	49,657	48,697	49,536	48,582
Net effect of dilutive stock options and nonvested stock	373	431	387	430
Potential common shares – convertible debt	2,258	2,518	2,357	2,466
Weighted-average common shares outstanding – diluted	52,288	51,646	52,280	51,478

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2012 and March 31, 2012, the total amount of accrued income tax-related interest and penalties was $239.

As of September 30, 2012 and March 31, 2012, the total amount of unrecognized tax benefits was $7,199, of which $5,415, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective tax rate for the quarter ended September 30, 2012 was 36.5% as compared to 35.5% for the quarter ended September 30, 2011. The effective income tax rate for the six months ended September 30, 2012 was 37.4% as compared to 35.5% for the six months ended September 30, 2011. For the six months ended September 30, 2012, the income tax provision included $2,219 of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim expected to be filed in the second quarter. The Company filed a refund claim during the second quarter of fiscal 2013 for approximately $25,158 as a result of carrying back tax losses to prior years.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of September 30, 2012, the Company was subject to examination in two state jurisdictions for fiscal years ended March 31, 2007 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2012 through September 30, 2012:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2012	$1,307,709	$182,443	$56,222	$1,546,374
Effect of exchange rate changes	—	(115)	—	(115)
Balance, September 30, 2012	$1,307,709	$182,328	$56,222	$1,546,259

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit expense (income):
Service cost	$4,626	$4,114	$9,252	$8,228
Interest cost	24,587	27,014	49,174	54,029
Expected return on plan assets	(34,333)	(31,900)	(68,667)	(63,801)
Amortization of prior service costs	(1,458)	(2,754)	(2,915)	(5,507)
Amortization of net loss	79	28	159	57
Special termination benefits	1,957	—	3,107	—
Net periodic benefit income	$(4,542)	$(3,498)	$(9,890)	$(6,994)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit expense:
Service cost	$884	$849	$1,769	$1,697
Interest cost	3,941	4,619	7,881	9,237
Amortization of prior service costs	(1,133)	(1,133)	(2,265)	(2,265)
Net periodic benefit expense	$3,692	$4,335	$7,385	$8,669

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,150 and is presented on the accompanying consolidated statement of income as "Early retirement incentive expense".

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,957 and is presented on the accompanying consolidated statement of income as "Early retirement incentive expense", as well as severance charges of $1,182 included in "Acquisition and integration expenses" on the accompanying consolidated statement of income.

In October 2012, the Company completed an early retirement incentive offer with a portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for an increase in the pension benefits to covered employees who retire no later than March 31, 2013. This early retirement incentive is expected to result in a special termination benefit expense of approximately $2,000 during the three months ended December 31, 2012.

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
The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace original equipment manufacturer ("OEM") market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.
The Aerospace Systems segment consists of the Company’s operations that also manufacture products primarily for the aerospace OEM market, as well as the related aftermarket. The segment’s operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold primarily to various aerospace OEMs on a global basis.
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
Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including early retirement incentives, such as the $1,957 and $3,107 of special termination benefit expenses for the three and six months ended September 30, 2012, respectively.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of EBITDA to operating income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Aerostructures	$713,978	$587,977	$1,383,831	$1,231,283
Aerospace systems	150,139	133,775	290,651	266,785
Aftermarket services	76,061	70,547	156,038	140,915
Elimination of inter-segment sales	(1,997)	(1,771)	(4,651)	(3,392)
	$938,181	$790,528	$1,825,869	$1,635,591

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$121,385	$92,489	$241,523	$180,463
Aerospace systems	25,712	22,644	49,177	45,061
Aftermarket services	10,767	7,015	22,574	13,976
Corporate	(14,917)	(13,692)	(29,385)	(25,664)
	142,947	108,456	283,889	213,836
Interest expense and other	16,668	17,671	33,900	44,133
	$126,279	$90,785	$249,989	$169,703

Depreciation and amortization:
Aerostructures	$24,049	$21,937	$47,953	$43,782
Aerospace systems	4,489	4,322	8,963	8,667
Aftermarket services	2,288	2,341	4,614	4,771
Corporate	1,172	866	2,283	1,713
	$31,998	$29,466	$63,813	$58,933

Amortization of acquired contract liabilities, net:
Aerostructures	$6,563	$5,770	$13,555	$13,510

EBITDA:
Aerostructures	$138,871	$108,656	$275,921	$210,735
Aerospace systems	30,201	26,966	58,140	53,728
Aftermarket services	13,055	9,356	27,188	18,747
Corporate	(11,788)	(12,826)	(23,995)	(23,951)
	$170,339	$132,152	$337,254	$259,259

Capital expenditures:
Aerostructures	$16,413	$12,590	$46,425	$21,725
Aerospace systems	3,810	3,009	6,599	6,514
Aftermarket services	3,378	1,571	7,475	3,333
Corporate	487	1,314	694	2,577
	$24,088	$18,484	$61,193	$34,149

	September 30, 2012	March 31, 2012
Total Assets:
Aerostructures	$3,627,511	$3,593,091
Aerospace systems	551,445	556,485
Aftermarket services	318,415	317,440
Corporate	93,722	87,741
	$4,591,093	$4,554,757

During the three months ended September 30, 2012 and 2011, the Company had international sales of $113,468 and $111,760, respectively. During the six months ended September 30, 2012 and 2011, the Company had international sales of $240,579 and $224,848, respectively.

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of September 30, 2012 and March 31, 2012, condensed consolidating statements of comprehensive income for the three and six months ended September 30, 2012 and 2011, and condensed consolidating statements of cash flows for the six months ended September 30, 2012 and 2011.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,483	$514	$26,654	$—	$30,651
Trade and other receivables, net	357	177,869	219,036	—	397,262
Inventories	—	865,082	26,271	—	891,353
Rotable assets	—	25,645	10,085	—	35,730
Deferred income taxes	—	51,448	—	—	51,448
Prepaid expenses and other	6,683	12,260	4,370	—	23,313
Total current assets	10,523	1,132,818	286,416	—	1,429,757
Property and equipment, net	9,844	685,301	49,603	—	744,748
Goodwill and other intangible assets, net	671	2,310,107	47,962	—	2,358,740
Other, net	56,691	727	430	—	57,848
Intercompany investments and advances	979,249	30,871	(3,143)	(1,006,977)	—
Total assets	$1,056,978	$4,159,824	$381,268	$(1,006,977)	$4,591,093

Current liabilities:
Current portion of long-term debt	$110,059	$15,142	$—	$—	$125,201
Accounts payable	3,783	270,836	6,470	—	281,089
Accrued expenses	41,791	181,067	8,955	—	231,813
Total current liabilities	155,633	467,045	15,425	—	638,103
Long-term debt, less current portion	765,486	52,203	149,800	—	967,489
Intercompany debt	(1,830,852)	1,677,020	153,832	—	—
Accrued pension and other postretirement benefits, noncurrent	7,317	618,845	—	—	626,162
Deferred income taxes and other	8,265	401,082	(1,137)	—	408,210
Total stockholders’ equity	1,951,129	943,629	63,348	(1,006,977)	1,951,129
Total liabilities and stockholders’ equity	$1,056,978	$4,159,824	$381,268	$(1,006,977)	$4,591,093

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$914,943	$24,274	$(1,036)	$938,181

Operating costs and expenses:
Cost of sales	—	687,053	17,637	(1,036)	703,654
Selling, general and administrative	10,189	41,412	4,592	—	56,193
Depreciation and amortization	610	30,282	1,106	—	31,998
Acquisition and integration expenses	—	1,432	—	—	1,432
Early retirement incentives	1,957	—	—	—	1,957
	12,756	760,179	23,335	(1,036)	795,234
Operating income (loss)	(12,756)	154,764	939	—	142,947
Intercompany interest and charges	(49,217)	48,441	776	—	—
Interest expense and other	15,143	2,062	(537)	—	16,668
Income from continuing operations, before income taxes	21,318	104,261	700	—	126,279
Income tax expense	8,709	37,140	239	—	46,088
Net income	12,609	67,121	461	—	80,191
Other comprehensive income	—	254	4,093	—	4,347
Total comprehensive income	$12,609	$67,375	$4,554	$—	$84,538

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$766,759	$25,105	$(1,336)	$790,528

Operating costs and expenses:
Cost of sales	—	572,740	19,802	(1,336)	591,206
Selling, general and administrative	9,402	46,617	4,237	—	60,256
Acquisition and integration expenses	1,144	—	—	—	1,144
Depreciation and amortization	413	27,779	1,274	—	29,466
	10,959	647,136	25,313	(1,336)	682,072
Operating income (loss)	(10,959)	119,623	(208)	—	108,456
Intercompany interest and charges	(46,440)	45,636	804	—	—
Interest expense and other	17,225	2,183	(1,737)	—	17,671
Income from continuing operations, before income taxes	18,256	71,804	725	—	90,785
Income tax expense	6,588	25,535	98	—	32,221
Income from continuing operations	11,668	46,269	627	—	58,564
Loss on discontinued operations, net	—	(76)	—	—	(76)
Net income	11,668	46,193	627	—	58,488
Other comprehensive loss	—	(698)	(6,877)	—	(7,575)
Total comprehensive income (loss)	$11,668	$45,495	$(6,250)	$—	$50,913

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Six Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,777,419	$51,175	$(2,725)	$1,825,869

Operating costs and expenses:
Cost of sales	—	1,321,190	36,466	(2,725)	1,354,931
Selling, general and administrative	20,775	87,585	9,792	—	118,152
Depreciation and amortization	1,209	60,415	2,189		63,813
Acquisition and integration expenses	295	1,682	—	—	1,977
Early retirement incentives	3,107	—	—	—	3,107
	25,386	1,470,872	48,447	(2,725)	1,541,980
Operating income (loss)	(25,386)	306,547	2,728	—	283,889
Intercompany interest and charges	(98,554)	96,952	1,602	—	—
Interest expense and other	30,642	4,493	(1,235)	—	33,900
Income from continuing operations, before income taxes	42,526	205,102	2,361	—	249,989
Income tax expense	18,889	73,984	593	—	93,466
Net income	23,637	131,118	1,768	—	156,523
Other comprehensive income (loss)	—	318	(329)	—	(11)
Total comprehensive income (loss)	$23,637	$131,436	$1,439	$—	$156,512

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Six Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,586,904	$53,045	$(4,358)	$1,635,591

Operating costs and expenses:
Cost of sales	—	1,201,781	42,574	(4,358)	1,239,997
Selling, general and administrative	18,040	94,647	8,534	—	121,221
Acquisition and integration expenses	1,604	—	—	—	1,604
Depreciation and amortization	847	55,445	2,641	—	58,933
	20,491	1,351,873	53,749	(4,358)	1,421,755
Operating income (loss)	(20,491)	235,031	(704)	—	213,836
Intercompany interest and charges	(98,184)	96,228	1,956	—	—
Interest expense and other	43,564	2,645	(2,076)	—	44,133
Income (loss) from continuing operations, before income taxes	34,129	136,158	(584)	—	169,703
Income tax expense (benefit)	11,820	48,539	(124)	—	60,235
Income (loss) from continuing operations	22,309	87,619	(460)	—	109,468
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income (loss)	22,309	86,854	(460)	—	108,703
Other comprehensive income (loss)	232	(1,396)	(4,870)	—	(6,034)
Total comprehensive income (loss)	$22,541	$85,458	$(5,330)	$—	$102,669

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$23,637	$131,118	$1,768	$—	$156,523

Adjustments to reconcile net provided by operating activities	1,011	(40,699)	16,080	—	(23,608)
Net cash provided by operating activities	24,648	90,419	17,848	—	132,915
Capital expenditures	(273)	(58,686)	(2,234)	—	(61,193)
Reimbursed capital expenditures	—	2,028	—	—	2,028
Proceeds from sale of assets	—	455	5	—	460
Net cash used in investing activities	(273)	(56,203)	(2,229)	—	(58,705)
Net decrease in revolving credit facility	(81,709)	—	—	—	(81,709)
Proceeds on issuance of debt	—	11,199	59,900	—	71,099
Retirements and repayments of debt	(19,059)	(6,694)	(30,100)	—	(55,853)
Payments of deferred financing costs	(2,244)	—	—	—	(2,244)
Dividends paid	(3,997)	—	—	—	(3,997)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	270	—	—	—	270
Intercompany financing and advances	79,718	(41,444)	(38,274)	—	—
Net cash used in financing activities	(28,861)	(35,939)	(8,474)	—	(73,274)
Effect of exchange rate changes on cash	—	—	53	—	53
Net change in cash and cash equivalents	(4,486)	(1,723)	7,198	—	989
Cash and cash equivalents at beginning of period	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of period	$3,483	$514	$26,654	$—	$30,651

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$22,309	$86,854	$(460)	$—	$108,703

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(14,071)	(48,482)	14,960	—	(47,593)
Net cash provided by operating activities	8,238	38,372	14,500	—	61,110
Capital expenditures	(1,759)	(30,390)	(2,000)	—	(34,149)
Reimbursed capital expenditures	—	229	—	—	229
Proceeds from sale of assets and businesses	4,335	3,000	115	—	7,450
Acquisitions, net of cash acquired	—	19,205	—	—	19,205
Net cash used in investing activities	2,576	(7,956)	(1,885)	—	(7,265)
Net increase in revolving credit facility	306,608	—	—	—	306,608
Proceeds on issuance of debt	—	—	59,800	—	59,800
Retirements and repayments of debt	(377,163)	(10,738)	(29,800)	—	(417,701)
Payments of deferred financing costs	(3,903)	—	—	—	(3,903)
Dividends paid	(2,943)	—	—	—	(2,943)
Withholding of restricted shares for minimum tax obligation	(608)	—	—	—	(608)
Proceeds from exercise of stock options, including excess tax benefit	674	—	—	—	674
Intercompany financing and advances	62,221	(20,905)	(41,316)	—	—
Net cash (used in) provided by financing activities	(15,114)	(31,643)	(11,316)	—	(58,073)
Effect of exchange rate changes on cash	—	—	-350	—	(350)
Net change in cash	(4,300)	(1,227)	949	—	(4,578)
Cash at beginning of period	17,270	1,753	20,305	—	39,328
Cash at end of period	$12,970	$526	$21,254	$—	$34,750

14.    COMMITMENTS AND CONTINGENCIES

Trade Secret Litigation over Claims of Eaton Corporation
On July 9, 2004, Eaton Corporation and several of its subsidiaries (collectively, “Eaton”) sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation.  The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims, while the Company and an officer of the Company moved to dismiss for lack of personal jurisdiction. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. Eaton denied, and continues to deny, these allegations. On December 22, 2010, however, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the court's dismissal of Eaton's claims, we cannot conclude that a loss arising from Eaton's claims is probable. However, given the unusual nature and complexity of the case, we also cannot conclude that the probability of loss is remote, nor can we reasonably estimate the possible loss, or range of loss, that could be incurred by the Company if Eaton were to prevail on appeal and in the litigation that would follow. Even if Eaton were to prevail on appeal, however, we believe we have substantial defenses and would expect to defend the claims vigorously.
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

OVERVIEW

We are a major supplier to the aerospace industry and have three operating segments: (i) Triumph Aerostructures Group, whose companies’ revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market and the related aftermarket; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

Highlights for the second quarter of the fiscal year ending March 31, 2013 included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2013 increased 18.7% over the prior year period to $938.2 million.

•	Operating income in the second quarter of fiscal 2013 increased 31.8% over the prior year period to $142.9 million.

•	Income from continuing operations for the second quarter of fiscal 2013 increased 36.9% over the prior year period to $80.2 million.

•
Backlog as of September 30, 2012 increased 7.5% year over year and 3.5% from the prior fiscal year end to $4.04 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $4.04 billion, we estimate that approximately $1.55 billion will not be shipped by September 30, 2013.

•	Income from continuing operations for the second quarter of fiscal 2013 was $1.53 per diluted common share, as compared to $1.13 per diluted share in the prior year period.

•
We generated $132.9 million of cash flow from operating activities for the six months ended September 30, 2012, after $56.0 million in pension contributions, as compared to $61.1 million in the prior year period.

The Budget Control Act of 2011 (the "Budget Act") has two primary parts. The first mandates a $487 billion reduction to previously planned defense spending over the next decade. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense funding between the government's fiscal year 2013 (ending September 30) and fiscal year 2021 if Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. As of November 5, 2012, Congress has not identified these required savings. If Congress does not identify the required reduction, defense spending would likely sustain further cuts. For fiscal year 2013, the President has requested total defense funding of $525 billion, including $168 billion for investment accounts. In accordance with the first part of the Budget Act, the Department of Defense’s five-year spending plan submitted with the fiscal year 2013 funding request incorporates $259 billion of cuts when compared with the previous five-year plan. However, the spending plan does not include the impact of sequestration, the second part of the Budget Act. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

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

•
Amortization of acquired contract liabilities may be useful for investors to consider because it represents the noncash earnings on the fair value of below-market contracts acquired through the acquisition of Vought Aircraft Industries, inc. (Vought). We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$80,191	$58,564	$156,523	$109,468
Early retirement incentives	1,957	—	3,107	—
Amortization of acquired contract liabilities, net	(6,563)	(5,770)	(13,555)	(13,510)
Depreciation and amortization	31,998	29,466	63,813	58,933
Interest expense and other	16,668	17,671	33,900	44,133
Income tax expense	46,088	32,221	93,466	60,235
EBITDA	170,339	132,152	337,254	259,259
Acquisition and integration expenses	1,432	1,144	1,977	1,604
Adjusted EBITDA	$171,771	$133,296	$339,231	$260,863

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$142,947	$121,385	$25,712	$10,767	$(14,917)
Early retirement incentives	1,957	—	—	—	1,957
Amortization of acquired contract liability	(6,563)	(6,563)	—	—	—
Depreciation and amortization	31,998	24,049	4,489	2,288	1,172
EBITDA	$170,339	$138,871	$30,201	$13,055	$(11,788)

	Three Months Ended September 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$108,456	$92,489	$22,644	$7,015	$(13,692)
Amortization of acquired contract liability	(5,770)	(5,770)	—	—	—
Depreciation and amortization	29,466	21,937	4,322	2,341	866
EBITDA	$132,152	$108,656	$26,966	$9,356	$(12,826)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$283,889	$241,523	$49,177	$22,574	$(29,385)
Early retirement incentives	3,107	—	—	—	3,107
Amortization of acquired contract liability	(13,555)	(13,555)	—	—	—
Depreciation and amortization	63,813	47,953	8,963	4,614	2,283
EBITDA	$337,254	$275,921	$58,140	$27,188	$(23,995)

	Six Months Ended September 30, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$213,836	$180,463	$45,061	$13,976	$(25,664)
Amortization of acquired contract liability	(13,510)	(13,510)	—	—	—
Depreciation and amortization	58,933	43,782	8,667	4,771	1,713
EBITDA	$259,259	$210,735	$53,728	$18,747	$(23,951)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011

	Quarter Ended September 30,
	2012	2011
	(dollars in thousands)
Net sales	$938,181	$790,528
Segment operating income	$157,864	$122,148
Corporate expenses	(14,917)	(13,692)
Total operating income	142,947	108,456
Interest expense and other	16,668	17,671
Income tax expense	46,088	32,221
Income from continuing operations	80,191	58,564
Loss from discontinued operations, net	—	(76)
Net income	$80,191	$58,488

Net sales increased by $147.7 million or 18.7% to $938.2 million for the quarter ended September 30, 2012 from $790.5 million for the quarter ended September 30, 2011. Organic sales increased $144.9 million, or 18.3%, due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the quarter ended September 30, 2012 included $15.0 million in total non-recurring revenues, as compared to $10.4 million in non-recurring revenues for the quarter ended September 30, 2011. The prior year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program. While we expect to see continued net sales growth, we project our fiscal third quarter net sales to be lower than our fiscal second quarter due to some significant deferral requests by certain customers from our fiscal third quarter to our fiscal fourth quarter and to a lesser extent, some customer driven acceleration of net sales into our quarter ended September 30, 2012.

Cost of sales increased by $112.4 million, or 19.0%, to $703.7 million for the quarter ended September 30, 2012 from $591.2 million for the quarter ended September 30, 2011. This increase was primarily due to increased sales. Gross margin for the quarter ended September 30, 2012 was 25.0% as compared to 25.2% for the quarter ended September 30, 2011. This change included unfavorable cumulative catch-up adjustments and forward loss provisions noted below.

Segment operating income increased by $35.7 million, or 29.2%, to $157.9 million for the quarter ended September 30,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

2012 from $122.1 million for the quarter ended September 30, 2011. The segment operating income increase was a direct result of the sales volume increases and continued realization from synergies from the acquisition of Vought, offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($0.2 million), forward loss provisions on initial production lots of early stage programs ($2.0 million) and increased legal fees ($0.8 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $15.1 million and gross unfavorable adjustments of $15.3 million. The cumulative catch-up adjustments for the quarter ended September 30, 2012 were due to provisions for technical problems on production lots on early stage programs and revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities. Segment operating income for the quarter ended September 30, 2011 included net favorable cumulative catch-up adjustments of $7.3 million.

Corporate expenses increased by $1.2 million, or 8.9%, to $14.9 million for the quarter ended September 30, 2012 from $13.7 million for the quarter ended September 30, 2011. This increase was due to $2.0 million special termination benefit for an early retirement incentive offered to a portion of our non-represented employee pension plan participants and $0.5 million additional equity compensation, offset by improved efficiencies in our Mexican facility.

Interest expense and other decreased by $1.0 million, or 5.7%, to $16.7 million for the quarter ended September 30, 2012 compared to $17.7 million for the prior year period. Interest expense and other for the quarter ended September 30, 2011 included an additional $1.1 million for amortization of discount on the convertible senior subordinated notes ("Convertible Notes"). The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the quarter ended September 30, 2012 was 36.5% compared to 35.5% for the quarter ended September 30, 2011. For the fiscal year ending March 31, 2013, the Company expects its effective tax rate to be approximately 36.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position.

In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. As a result, loss from discontinued operations before income taxes was zero for the quarter ended September 30, 2012 compared with a loss from discontinued operations before income taxes of $0.1 million, for the quarter ended September 30, 2011.

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
The Aerospace Systems segment consists of the Company’s operations that also manufacture products primarily for the aerospace OEM market. The segment’s operations design and engineer mechanical and electromechanical controls, such as

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis and the related aftermarket.
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

	Three Months Ended September 30,
	2012	2011
Aerostructures
Commercial aerospace	43.7%	36.4%
Military	19.3%	24.6%
Business Jets	11.8%	11.9%
Regional	0.4%	0.6%
Non-aviation	0.8%	0.9%
Total Aerostructures net sales	76.0%	74.4%
Aerospace Systems
Commercial aerospace	5.9%	6.2%
Military	7.8%	8.0%
Business Jets	0.6%	0.8%
Regional	0.3%	0.6%
Non-aviation	1.3%	1.1%
Total Aerospace Systems net sales	15.9%	16.7%
Aftermarket Services
Commercial aerospace	6.5%	7.1%
Military	1.0%	0.6%
Business Jets	0.3%	0.4%
Regional	0.1%	0.2%
Non-aviation	0.2%	0.6%
Total Aftermarket Services net sales	8.1%	8.9%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Quarter Ended September 30,			% of Total Sales
	2012	2011	% Change	2012	2011
	(in thousands)
NET SALES
Aerostructures	$713,978	$587,977	21.4%	76.1%	74.4%
Aerospace Systems	150,139	133,775	12.2%	16.0%	16.9%
Aftermarket Services	76,061	70,547	7.8%	8.1%	8.9%
Elimination of inter-segment sales	(1,997)	(1,771)	12.8%	(0.2)%	(0.2)%
	$938,181	$790,528	18.7%	100.0%	100.0%

	Quarter Ended September 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$121,385	$92,489	31.2%	17.0%	15.7%
Aerospace Systems	25,712	22,644	13.5%	17.1%	16.9%
Aftermarket Services	10,767	7,015	53.5%	14.2%	9.9%
Corporate	(14,917)	(13,692)	8.9%	n/a	n/a
	$142,947	$108,456	31.8%	15.2%	13.7%

	Quarter Ended September 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
EBITDA
Aerostructures	$138,871	$108,656	27.8%	19.5%	18.5%
Aerospace Systems	30,201	26,966	12.0%	20.1%	20.2%
Aftermarket Services	13,055	9,356	39.5%	17.2%	13.3%
Corporate	(11,788)	(12,826)	(8.1)%	n/a	n/a
	$170,339	$132,152	28.9%	18.2%	16.7%

Aerostructures: The Aerostructures segment net sales increased by $126.0 million, or 21.4%, to $714.0 million for the quarter ended September 30, 2012 from $588.0 million for the quarter ended September 30, 2011. The increase was entirely organic and was due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the quarter ended September 30, 2012 included $15.0 million in total non-recurring revenues, as compared to $10.4 million in non-recurring revenues for the quarter ended September 30, 2011. While we expect to see continued net sales growth, we project our fiscal third quarter net sales to be lower than our fiscal second quarter due to some significant deferral requests by certain customers from our fiscal third quarter to our fiscal fourth quarter and to a lesser extent, some customer driven acceleration of net sales into our quarter ended September 30, 2012.

Aerostructures segment operating income increased by $28.9 million, or 31.2%, to $121.4 million for the quarter ended September 30, 2012 from $92.5 million for the quarter ended September 30, 2011. Operating income for the quarter ended September 30, 2012 included net unfavorable cumulative catch-up adjustments on long-term contracts ($0.2 million) and forward loss provisions on initial production lots of early stage programs ($2.0 million), offset by lower pension and other postretirement benefit expenses ($3.6 million). Segment operating income for the quarter ended September 30, 2011 included net favorable cumulative catch-up adjustments of $7.3 million. Segment operating income also improved due to increased sales

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

volume, improved efficiencies and increased realization from synergies from the acquisition of Vought. These same factors contributed to the increase in EBITDA year over year.

Aerostructures segment operating income as a percentage of segment sales increased to 17.0% for the quarter ended September 30, 2012 as compared to 15.7% for the quarter ended September 30, 2011, due to the increased sales volume driving improved efficiencies as well as lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $16.4 million, or 12.2%, to $150.1 million for the quarter ended September 30, 2012 from $133.8 million for the quarter ended September 30, 2011. Net sales increased due to increases in our customers' production rates on commercial programs and market share gains.

Aerospace Systems segment operating income increased by $3.1 million, or 13.5%, to $25.7 million for the quarter ended September 30, 2012 from $22.6 million for the quarter ended September 30, 2011. Operating income increased primarily due to increased sales and increased efficiencies in production associated with higher volume of work, offset by $1.2 million of expenses associated with GECI Aviation (Sky Aircraft) bankruptcy and increased legal fees ($0.6 million) associated with the trade secret litigation. These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased slightly to 17.1% for the quarter ended September 30, 2012 as compared to 16.9% for the quarter ended September 30, 2011.

Aftermarket Services: The Aftermarket Services segment net sales increased by $5.5 million, or 7.8%, to $76.1 million for the quarter ended September 30, 2012 from $70.5 million for the quarter ended September 30, 2011. The acquisition of Aviation Network Services, LLC ("ANS") contributed $2.8 million in net sales and organic sales increased $2.7 million, or 3.8%. Organic net sales increased primarily due to higher military sales and market share gains.

Aftermarket Services segment operating income increased by $3.8 million, or 53.5%, to $10.8 million for the quarter ended September 30, 2012 from $7.0 million for the quarter ended September 30, 2011. Operating income increased due to contributions from the acquisition of ANS ($1.5 million) and to the increase in organic net sales volume. The sales volume increases improved our production efficiencies by increasing organic gross margins to 25.3% from 22.8% in the prior year period. These same factors contributed to the increase in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 14.2% for the quarter ended September 30, 2012 as compared with 9.9% for the quarter ended September 30, 2011, due to the increase in sales volume and related efficiencies and the contributions from the acquisition of ANS noted above, which also caused the improvement in EBITDA margin.

Six months ended September 30, 2012 compared to six months ended September 30, 2011

	Six Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net sales	$1,825,869	$1,635,591
Segment operating income	$313,274	$239,500
Corporate expenses	(29,385)	(25,664)
Total operating income	283,889	213,836
Interest expense and other	33,900	44,133
Income tax expense	93,466	60,235
Income from continuing operations	156,523	109,468
Loss from discontinued operations, net	—	(765)
Net income	$156,523	$108,703

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales increased by $190.3 million, or 11.6%, to $1.83 billion for the six months ended September 30, 2012 from $1.64 billion for the six months ended September 30, 2011. Organic sales increased $184.3 million, or 11.3%, due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the six months ended September 30, 2012 included $40.6 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $16.6 million in non-recurring revenues for the six months ended September 30, 2011. The prior year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program.

Cost of sales increased $114.9 million, or 9.3%, to $1.35 billion for the six months ended September 30, 2012 from $1.24 billion for the six months ended September 30, 2011. This increase was primarily due to increased sales. Gross margin for the six months ended September 30, 2012 was 25.8%, as compared to 24.2% for the prior year period. This change was impacted by improved execution, increased realization from synergies from the acquisition of Vought, changes in the overall sales mix, as well as the margin on a non-recurring termination claim settlement ($7.0 million), and lower pension benefit expenses.

Segment operating income increased by $73.8 million, or 30.8%, to $313.3 million for the six months ended September 30, 2012 from $239.5 million for the six months ended September 30, 2011. The segment operating income increase was a direct result of the gross margin improvements noted above, which included improved execution, increased realization from synergies from the acquisition of Vought, lower pension and other postretirement benefit expenses ($7.3 million) offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($4.8 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $15.0 million and gross unfavorable adjustments of $19.8 million. The cumulative catch-up adjustments for the six months ended September 30, 2012 were due primarily to increased costs from suppliers on the C-17 and 747-8 programs. Segment operating income for the six months ended September 30, 2011 included net favorable cumulative catch-up adjustments of $7.3 million. Offsetting the improvements in gross margin, segment operating income was negatively impacted by increased legal fees ($2.3 million).

Corporate expenses increased by $3.7 million, or 14.5%, to $29.4 million for the six months ended September 30, 2012 from $25.7 million for the six months ended September 30, 2011. This increase was due to $3.1 million special termination benefits for an early retirement incentive offered to a portion of our second largest union-represented group of production and maintenance employees and our non-represented employee participants, as well as $1.5 million additional compensation and benefits expense due to increased head count as compared to the prior year period and increased equity compensation, offset by improved efficiencies in our Mexican facility.

Interest expense and other decreased by $10.2 million, or 23.2%, to $33.9 million for the six months ended September 30, 2012 compared to $44.1 million for the prior year period. Interest expense and other for the six months ended September 30, 2011 included the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011 and an additional $2.5 million for amortization of discount on the Convertible Notes. The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the six months ended September 30, 2012 was 37.4% compared to 35.5% for the six months ended September 30, 2011. For the six months ended September 30, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of September 30, 2012. For the fiscal year ending March 31, 2013, the Company expects its effective tax rate to be approximately 36.5%, reflecting the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position.
In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. As a result, loss from discontinued operations before income taxes was zero for the six months ended September 30, 2012 compared with a loss from discontinued operations before income taxes of $1.2 million for the six months ended September 30, 2011. The benefit for income taxes was zero for the six months ended September 30, 2012 compared to a benefit of $0.4 million for the six months ended September 30, 2011.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance – Six months ended September 30, 2012 compared to six months ended September 30, 2011

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Six Months Ended September 30,
Aerostructures	2012	2011
Commercial aerospace	43.2%	38.5%
Military	19.5%	23.7%
Business Jets	11.8%	11.6%
Regional	0.4%	0.6%
Non-aviation	0.8%	0.8%
Total Aerostructures net sales	75.7%	75.2%
Aerospace Systems
Commercial aerospace	5.9%	5.9%
Military	7.7%	7.8%
Business Jets	0.7%	0.8%
Regional	0.4%	0.6%
Non-aviation	1.1%	1.1%
Total Aerospace Systems net sales	15.8%	16.2%
Aftermarket Services
Commercial aerospace	6.9%	6.8%
Military	1.0%	0.7%
Business Jets	0.3%	0.4%
Regional	0.1%	0.2%
Non-aviation	0.2%	0.5%
Total Aftermarket Services net sales	8.5%	8.6%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Six Months Ended September 30,			% of Total Sales
	2012	2011	% Change	2012	2011
	(in thousands)
NET SALES
Aerostructures	$1,383,831	$1,231,283	12.4%	75.8%	75.3%
Aerospace Systems	290,651	266,785	8.9%	15.9%	16.3%
Aftermarket Services	156,038	140,915	10.7%	8.5%	8.6%
Elimination of inter-segment sales	(4,651)	(3,392)	37.1%	(0.2)%	(0.2)%
Total Net Sales	$1,825,869	$1,635,591	11.6%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$241,523	$180,463	33.8%	17.5%	14.7%
Aerospace Systems	49,177	45,061	9.1%	16.9%	16.9%
Aftermarket Services	22,574	13,976	61.5%	14.5%	9.9%
Corporate	(29,385)	(25,664)	14.5%	n/a	n/a
Total Operating Income	$283,889	$213,836	32.8%	15.5%	13.1%

	Six Months Ended September 30,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
EBITDA
Aerostructures	$275,921	$210,735	30.9%	19.9%	17.1%
Aerospace Systems	58,140	53,728	8.2%	20.0%	20.1%
Aftermarket Services	27,188	18,747	45.0%	17.4%	13.3%
Corporate	(23,995)	(23,951)	0.2%	n/a	n/a
	$337,254	$259,259	30.1%	18.5%	15.9%

Aerostructures: The Aerostructures segment net sales increased by $152.5 million, or 12.4%, to $1.38 billion for the six months ended September 30, 2012 from $1.23 billion for the six months ended September 30, 2011. The increase was entirely organic and was due to the increases in our customers' production rates on existing programs and new product introduction. Net sales for the six months ended September 30, 2012 included $40.6 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $16.6 million in non-recurring revenues for the six months ended September 30, 2011. The prior year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program.

Aerostructures segment operating income increased by $61.1 million, or 33.8%, to $241.5 million for the six months ended September 30, 2012 from $180.5 million for the six months ended September 30, 2011. Operating income for the six months ended September 30, 2012 included net unfavorable cumulative catch-up adjustments on long-term contracts ($4.8 million), offset by a non-recurring termination claim settlement ($7.0 million) and lower pension and other postretirement benefit expenses ($7.3 million). Segment operating income for the six months ended September 30, 2011 included net favorable cumulative catch-up adjustments of $7.3 million. Segment operating income also improved due to improved execution, increased realization from synergies from the acquisition of Vought and changes in the overall sales mix. These same factors contributed to the increase in EBITDA year over year.

Aerostructures segment operating income as a percentage of segment sales increased to 17.5% for the six months ended September 30, 2012 as compared to 14.7% for the six months ended September 30, 2011, due to the non-recurring termination claim settlement and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $23.9 million, or 8.9%, to $290.7 million for the six months ended September 30, 2012 from $266.8 million for the six months ended September 30, 2011. Net sales increased due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $4.1 million, or 9.1%, to $49.2 million for the six months ended September 30, 2012 from $45.1 million for the six months ended September 30, 2011. Operating income increased due to increases in gross margin ($1.4 million) due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($7.8 million), offset by increased development costs ($2.8 million), legal fees ($1.9 million) and bad debts ($0.7 million). These same factors contributed to the increase in EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems segment operating income as a percentage of segment sales remained flat at 16.9% for the six months ended September 30, 2012 as compared to 16.9% for the six months ended September 30, 2011, due to the improvements in gross margin noted above, offset by the increased operating expenses such as development costs, legal fees and bad debt expense. These same factors contributed to the consistency in EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $15.1 million, or 10.7%, to $156.0 million for the six months ended September 30, 2012 from $140.9 million for the six months ended September 30, 2011. The acquisition of ANS contributed $6.0 million in net sales and organic sales increased $9.1 million, or 6.5%. Organic net sales increased primarily due to higher military sales and market share gains.

Aftermarket Services segment operating income increased by $8.6 million, or 61.5%, to $22.6 million for the six months ended September 30, 2012 from $14.0 million for the six months ended September 30, 2011. Operating income increased primarily due to increased sales volume as described above, as well as increases in gross margin as a result of increased efficiencies in production associated with the higher volume of work. These same factors contributed to the increase in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 14.5% for the six months ended September 30, 2012 as compared with 9.9% for the six months ended September 30, 2011, due to the increase in sales volume and related efficiencies noted above, which also caused the improvements in EBITDA margin.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit and leasing arrangements. During the six months ended September 30, 2012, we generated approximately $132.9 million of cash flows in operating activities, used approximately $58.7 million in investing activities and used approximately $73.3 million in financing activities.

Cash flows from operations for the six months ended September 30, 2012 increased $71.8 million, or 117.5%, from the six months ended September 30, 2011. Our cash flows from operations increased due to an increase in net income of $47.8 million and an increase of $27.9 million in noncash charges such as the utilization of the net operating loss carryforward acquired in the acquisition of Vought.

These increases were offset in part by a decrease of $2.0 million in net working capital changes. Net working capital changes included increased cash uses for inventories of $73.5 million for the six months ended September 30, 2012, as compared to cash uses of $36.7 million in the prior year period due to production buildup and increases in capitalized pre-production costs related to the Bombardier wing program and decreases in unliquidated progress payments, which are netted against inventory. Capitalized pre-production costs are expected to continue to increase, while our production buildup is expected to moderate over the next few quarters. In addition, net working capital changes includes increased cash uses for accounts payable and accrued liabilities of $60.6 million for the six months ended September 30, 2012, as compared to $24.5 million in the prior year period due to timing; offset by increased cash provided from trade and other receivables of $41.6 million for the six months ended September 30, 2012, as compared to cash uses of $10.8 million in the prior year period due to increased cash collections.

Cash flows used in investing activities for the six months ended September 30, 2012 increased $51.4 million from the six months ended September 30, 2011. Cash flows used in investing activities for the six months ended September 30, 2012, included $18.6 million in capital expenditures associated with our new facility in Red Oak, Texas. Cash flows used in financing activities for the six months ended September 30, 2012 decreased $15.2 million from the six months ended September 30, 2011. Cash flows used in financing activities for the six months ended September 30, 2012 included the redemption of certain Convertible Notes of $18.9 million, as compared to $28.4 million in the prior year period. Cash flows used in financing activities for the six months ended September 30, 2011 also included the extinguishment of the Term Loan ($350.0 million).

As of September 30, 2012, $730.7 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2012, an aggregate amount of approximately $238.3 million was outstanding under the Credit Facility, all of

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

which was accruing interest at LIBOR plus applicable basis points totaling 1.50% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $1.00 billion, with a $50.0 million accordion feature, from $850.0 million, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants.

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

At September 30, 2012, there was $149.8 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50.4 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the six months ended September 30, 2012, the Company settled the conversion of $18.9 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 386,936 shares. In October 2012, the Company received notice of conversion from holders of $10.0 thousand in principal value of the Convertible Notes. These conversions will settle in the third quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 211 shares. In October 2012, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through December 31, 2012.
Capital expenditures were approximately $61.2 million for the six months ended September 30, 2012, primarily for the construction of our facility in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations. We expect capital expenditures and investments in new major programs of approximately $140.0 million to $160.0 million for our fiscal year ending March 31, 2013, of which $50.0 million will be

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,096,493	$125,201	$177,553	$255,388	$538,351
Debt interest (2)	261,179	51,081	92,677	90,104	27,317
Operating leases	89,623	20,172	42,188	12,713	14,550
Contingent payments (3)	29,000	27,100	1,900	—	—
Purchase obligations	1,588,148	936,104	632,753	18,980	311
Total	$3,064,443	$1,159,658	$947,071	$377,185	$580,529

(1) Included in the Company’s balance sheet at September 30, 2012, plus discounts on the 2017 Notes and the 2018 Notes of $1.8 million and $2.0 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.
(3) Includes unrecorded contingent payments in connection with the fiscal 2009 acquisitions.

The above table excludes unrecognized tax benefits of $7.2 million as of September 30, 2012 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our pension benefit obligations. We made contributions to our defined benefit pension plans of $122.2 million and $135.1 million in fiscal 2012 and 2011, respectively. We expect to make total pension and postretirement plan contributions of $113.2 million to our benefit plans during fiscal 2013. For the six months ended September 30, 2012, the Company made pension contributions of $56.0 million. One of our major actions related to the synergies from the acquisition of Vought will result in the closure of a portion of our Dallas facility, which we expect will create a pension curtailment loss in a future quarter. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

We are continuing to negotiate an acceptable lease with the new landlord of our largest facility, occupied by Triumph Aerostructures-Vought Aircraft Division, while developing alternative plans to relocate our operations. Any relocation from this facility would involve a significant investment in capital and expense, but would be expected to produce significant long term savings to the Company. We expect to make a decision in our third quarter of fiscal 2013.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
As of September 30, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (1) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	November 5, 2012
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	November 5, 2012
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Kevin E. Kindig	November 5, 2012
Kevin E. Kindig, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2
Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2011; and (v) Notes to Consolidated Financial Statements.