Form 10-Q
period 2012-12-31
TRIUMPH GROUP INC
filed 2013-02-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2012

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

Common Stock, par value $0.001 per share, 50,119,288 shares outstanding as of February 1, 2013.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,452	$29,662
Trade and other receivables, less allowance for doubtful accounts of $5,611 and $3,900	322,144	440,608
Inventories, net of unliquidated progress payments of $141,283 and $164,450	937,797	817,956
Rotable assets	35,392	34,554
Deferred income taxes	53,226	72,377
Prepaid and other current assets	18,144	23,344
Total current assets	1,400,155	1,418,501
Property and equipment, net	770,110	733,380
Goodwill	1,593,120	1,546,138
Intangible assets, net	883,127	829,676
Other, net	58,208	26,944
Total assets	$4,704,720	$4,554,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$133,951	$142,237
Accounts payable	246,092	266,124
Accrued expenses	236,124	311,620
Total current liabilities	616,167	719,981
Long-term debt, less current portion	1,040,954	1,016,625
Accrued pension and other postretirement benefits, noncurrent	571,702	700,125
Deferred income taxes, noncurrent	327,126	188,252
Other noncurrent liabilities	120,685	136,287
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 50,109,935 and 49,590,273 shares issued; 50,109,935 and 49,531,740 shares outstanding	50	50
Capital in excess of par value	842,485	833,935
Treasury stock, at cost, 0 and 58,533 shares	—	(1,716)
Accumulated other comprehensive loss	(8,560)	(9,306)
Retained earnings	1,194,111	970,406
Total stockholders’ equity	2,028,086	1,793,369
Total liabilities and stockholders’ equity	$4,704,720	$4,554,639

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net sales	$890,565	$825,962	$2,716,434	$2,461,553
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	663,800	618,602	2,018,732	1,858,600
Selling, general and administrative	57,794	57,494	175,947	178,714
Depreciation and amortization	32,331	30,131	96,144	89,064
Integration expenses	250	2,095	2,227	3,699
Early retirement incentive expense	2,030	—	5,137	—
	756,205	708,322	2,298,187	2,130,077

Operating income	134,360	117,640	418,247	331,476
Interest expense and other	16,768	14,543	50,668	58,676
Income from continuing operations before income taxes	117,592	103,097	367,579	272,800
Income tax expense	42,369	37,194	135,834	97,429
Income from continuing operations	75,223	65,903	231,745	175,371
Loss from discontinued operations, net	—	—	—	(765)
Net income	$75,223	$65,903	$231,745	$174,606

Earnings per share—basic:
Income from continuing operations	$1.51	$1.35	$4.67	$3.60
Loss from discontinued operations, net	—	—	—	(0.02)
Net income	$1.51	$1.35	$4.67	$3.59	*

Weighted-average common shares outstanding—basic	49,750	48,912	49,608	48,692
Earnings per share—diluted:
Income from continuing operations	$1.43	$1.27	$4.43	$3.39
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$1.43	$1.27	$4.43	$3.38

Weighted-average common shares outstanding—diluted	52,464	51,968	52,343	51,689

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.10

* Differences due to rounding.
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income	$75,223	$65,903	$231,745	$174,606
Other comprehensive income (loss):
Foreign currency translation adjustment	637	(3,301)	306	(8,171)
Pension and postretirement adjustments, net of income taxes of $(109), $427, $(327) and $1,281, respectively	177	(698)	532	(2,094)
Unrealized gain (loss) on cash flow hedge, net of tax of $36, $49, $58 and $(39), respectively	(58)	(80)	(95)	152
Total other comprehensive income (loss)	756	(4,079)	743	(10,113)

Total comprehensive income	$75,979	$61,824	$232,488	$164,493

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2012	2011

Operating Activities
Net income	$231,745	$174,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,144	89,064
Amortization of acquired contract liabilities	(19,774)	(18,504)
Accretion of debt discount	407	4,399
Other amortization included in interest expense	2,687	8,750
Provision for doubtful accounts receivable	1,774	664
Provision for deferred income taxes	134,622	96,532
Employee stock-based compensation	4,854	3,752
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	124,572	7,338
Rotable assets	(839)	(6,677)
Inventories	(119,404)	(65,854)
Prepaid expenses and other current assets	4,155	(317)
Accounts payable, accrued expenses and other current liabilities	(101,473)	(19,506)
Accrued pension and other postretirement benefits	(127,564)	(131,073)
Changes in discontinued operations	—	241
Other	(1,281)	104
Net cash provided by operating activities	230,625	143,519
Investing Activities
Capital expenditures	(89,656)	(58,911)
Reimbursements of capital expenditures	2,604	229
Proceeds from sale of assets	940	8,523
Acquisitions, net of cash acquired	(140,982)	11,705
Net cash used in investing activities	(227,094)	(38,454)
Financing Activities
Net (decrease) increase in revolving credit facility	(2,429)	267,862
Proceeds from issuance of long-term debt and capital leases	78,066	75,400
Repayment of debt and capital lease obligations	(68,713)	(447,200)
Payment of deferred financing costs	(2,312)	(3,927)
Dividends paid	(6,001)	(4,920)
Proceeds from government grant	1,000	—
Repurchase of restricted shares for minimum tax obligation	(1,840)	(608)
Proceeds from exercise of stock options	2,024	2,947
Net cash used in financing activities	(205)	(110,446)
Effect of exchange rate changes on cash	464	(1,265)
Net change in cash	3,790	(6,646)
Cash and cash equivalents at beginning of period	29,662	39,328

Cash and cash equivalents at end of period	$33,452	$32,682
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2012 audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended March 31, 2012 filed in May 2012.

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

For the three months ended December 31, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(5,492), $(3,513) and $(0.07) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2012 included gross favorable adjustments of approximately $6,753 and gross unfavorable adjustments of approximately $(12,245). For the nine months ended December 31, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(8,049), $(5,075) and $(0.10) net of tax, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2012 included gross favorable adjustments of approximately $10,267 and gross unfavorable adjustments of approximately $(18,316). For the three months ended December 31, 2011, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $8,441, $5,396 and $0.10 net of tax, respectively. For the nine months ended December 31, 2011, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $15,741, $10,119 and $0.20 net of tax, respectively.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought Aircraft Industries, Inc. ("Vought") on June 16, 2010. For the three months ended December 31, 2012 and 2011, the Company recognized $6,219 and $4,994, respectively, into net sales in the accompanying consolidated statements of income. For the nine months ended December 31, 2012 and 2011, the Company recognized $19,774 and $18,504, respectively, into net sales in the accompanying consolidated statements of income.

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
Concentration of Credit Risk

The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 32.5% and 37.1% of total trade accounts receivable as of December 31, 2012 and March 31, 2012, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the nine months ended December 31, 2012 were $1,345,199, or 50% of net sales, of which $1,267,441, $52,771 and $24,987 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2011 were $1,133,359, or 46% of net sales, of which $1,067,437, $47,288 and $18,634 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2012 and 2011 was $1,692 and $1,355, respectively. Stock-based compensation expense for the nine months ended December 31, 2012 and 2011 was $4,854 and $3,752, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares.

Intangible Assets

The components of intangible assets, net, are as follows:

	December 31, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.0	$520,366	$(92,886)	$427,480
Product rights and licenses	12.0	37,776	(26,853)	10,923
Non-compete agreements and other	8.0	3,727	(1,647)	2,080
Tradename	Indefinite-lived	442,644	—	442,644
Total intangibles, net		$1,004,513	$(121,386)	$883,127

	March 31, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$460,054	$(70,169)	$389,885
Product rights and licenses	12.0	37,776	(24,208)	13,568
Non-compete agreements and other	13.0	7,327	(6,104)	1,223
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,157	$(100,481)	$829,676

Amortization expense for the three months ended December 31, 2012 and 2011 was $8,724 and $8,497, respectively. Amortization expense for the nine months ended December 31, 2012 and 2011 was $25,847 and $25,390, respectively.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2012, the FASB issued authoritative guidance included in ASC Topic 350, “Intangibles-Goodwill and Other.” This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, “Intangibles-Goodwill and Other”. This guidance allows the Company to adopt the topic early to use it in its annual impairment testing for the year ending March 31, 2013. The Company does not expect this guidance to have a significant impact on the Company's consolidated balance sheets, statements of income, or statements of cash flows.

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
The following is a rollforward of the warranty reserves for the nine months ended December 31, 2012.

Balance, March 31, 2012	$14,473
Charges to costs and expenses	436
Settlements made during the year	(2,353)
Exchange rate changes	(2)
Balance, September 30, 2012	$12,554

Supplemental Cash Flow Information

The Company paid $3,026 and $282 for income taxes, net of refunds received, for the nine months ended December 31, 2012 and 2011, respectively. The Company made interest payments of $43,936 and $52,872 for the nine months ended December 31, 2012 and 2011, respectively.

During the nine months ended December 31, 2012 and 2011, the Company financed $3,192 and $61 of property and equipment additions through capital leases, respectively. During the nine months ended December 31, 2012 and 2011, the Company issued 387,147 and 772,398 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

3.     ACQUISITIONS
Acquisition of Embee Inc.

Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing - Embee Division, Inc. which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands our current capabilities and to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing - Embee Division, Inc. are included in the Aerospace Systems Group segment.

The purchase price for the Embee acquisition included cash paid at closing in the amount of $141,732. Goodwill in the amount of $38,053 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at approximately $79,298 with a weighted-average life of 13.8 years. The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the Embee acquisition. Accordingly,

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

the Company has recorded its best estimate of the value of intangible assets, property and equipment and contingent liabilities. Therefore, the allocation of the purchase price of the Embee acquisition is not complete.

The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

December 19, 2012
Cash	$750
Accounts receivable	7,101
Inventory	411
Prepaid expenses and other	449
Deferred taxes	459
Property and equipment	21,683
Goodwill	38,053
Intangibles assets	79,298
Other assets	181
Total assets	$148,385

Accounts payable	$1,463
Accrued expenses	1,553
Other noncurrent liabilities	3,637
Total liabilities	$6,653

The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Non-compete agreement	7 years	1,400
Tradename	Indefinite-lived	17,644
Customer relationships	14 years	60,254
		79,298

The pro forma results presented below include the effects of the acquisition of Embee as if it had been consummated as of April 1, 2011 for fiscal year 2012 and as of April 1, 2012 for fiscal year 2013. The pro forma results include the amortization associated with an estimate of acquired intangible assets as well depreciation expense for property and equipment as a result of recording fair value adjustments to these assets. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisition. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2011.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net Sales	$900,139	$836,588	$2,751,153	$2,493,657
Income from continuing operations	75,414	66,513	234,088	176,242
Income from continuing operations, per share—basic	$1.52	$1.36	$4.72	$3.62
Income from continuing operations, per share—diluted	$1.44	$1.28	$4.47	$3.41

The Embee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Embee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $689 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.

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

The purchase price for ANS of $9,180 included cash paid at closing and the estimated acquisition-date fair value of contingent consideration. The estimated acquisition-date fair value of contingent consideration relates to an earnout note contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable pursuant to the earnout for fiscal 2013, 2014 and 2015 are $1,100, $900 and $1,000, respectively. The estimated fair value of the earnout note at the acquisition date was $1,926, classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,517 was recorded as goodwill, which is deductible for tax purposes. The Company has also identified intangible assets of $4,222 with a weighted-average life of 9.9 years. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2012.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of ANS:

October 31, 2011
Trade and other receivables	$625
Inventory	545
Prepaid expenses and other	12
Deferred income taxes	118
Property and equipment	264
Goodwill	3,517
Intangible assets	4,222
Total assets	$9,303

Accounts payable	$79
Accrued expenses	44
Other noncurrent liabilities	1,926
Total liabilities	$2,049

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

Revenues of discontinued operations were $286 for the nine months ended December 31, 2011. The loss from discontinued operations was $765, net of income tax benefit $412 for the nine months ended December 31, 2011. Interest expense of $68 was allocated to discontinued operations for the nine months ended December 31, 2011, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2012	March 31, 2012
Raw materials	$68,099	$53,103
Work-in-process, including manufactured and purchased components	963,284	887,686
Finished goods	47,697	41,617
Less: unliquidated progress payments	(141,283)	(164,450)
Total inventories	$937,797	$817,956
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at December 31, 2012 and March 31, 2012 was $53,216 and $19,385, respectively, related to the Bombardier wing program.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2012	March 31, 2012

Revolving credit facility	$317,571	$320,000
Receivable securitization facility	145,000	120,000
Equipment leasing facility and other capital leases	64,597	61,301
Senior subordinated notes due 2017	173,271	173,061
Senior notes due 2018	348,064	347,867
Convertible senior subordinated notes	109,738	128,655
Subordinated promissory note	8,686	—
Other debt	7,978	7,978
	1,174,905	1,158,862
Less current portion	133,951	142,237
	$1,040,954	$1,016,625

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
On April 5, 2011, in connection with a prior amendment and restatement of the Credit Facility, the Company extinguished its then-outstanding term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other for the nine months ended December 31, 2011.
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
At December 31, 2012, there were $317,571 in borrowings and $31,402 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2012, there were $320,000 in borrowings and $33,240 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (CONTINUED)
under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2012, the Company had borrowing capacity under this facility of $651,027 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Program
In June 2011, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through June 2014. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2012, the Company had no availability under the Securitization Facility above the amount outstanding due to the level of receivables. Interest rates are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The program fee is 0.55% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.55% on 102.00% of the maximum amount available under the Securitization Facility. At December 31, 2012, there was $145,000 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $351 of financing costs. These costs, along with the $831 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.
Capital Leases
During the nine months ended December 31, 2012 and 2011, the Company entered into new capital leases in the amount of $3,192 and $61, respectively, to finance a portion of the Company’s capital additions for the period. During the nine months ended December 31, 2012, the Company obtained financing for existing fixed assets in the amount of $11,199.

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
The Company received net proceeds from the sale of the Convertible Notes of approximately $194,998 after deducting debt issuance expenses of approximately $6,252. The net proceeds from the sale were used for prepayment of the Company’s then-outstanding senior notes, including a make-whole premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under the Company’s then-existing credit facility. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will continue to be payable on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at December 31, 2012 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.8060 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.16 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through December 31, 2012, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50,395 in principal value
6. LONG-TERM DEBT (CONTINUED)
of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the nine months ended December 31, 2012, the Company settled the conversion of $18,917 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 387,147 shares. In December 2012, the Company received notice of conversion from holders of $369 in principal value of the Convertible Notes. These conversions were settled in the fourth quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 8,123 shares. In January 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2013. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.16. The average price of the Company's common stock for the three months ended December 31, 2012 and 2011 was $64.03 and $55.30, respectively. Therefore, for the three months ended December 31, 2012 and 2011, there were 2,325,762 and 2,595,449 additional shares, respectively, included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the nine months ended December 31, 2012 and 2011 was $61.61 and $50.15, respectively. Therefore, for the nine months ended December 31, 2012 and 2011, there were 2,258,467 and 2,555,096 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

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

The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of December 31, 2012 and March 31, 2012:

Description	Level	December 31, 2012	March 31, 2012
Contingent consideration	3	$(2,542)	$(2,019)
Derivatives	2	58	212

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the nine months ended December 31, 2012, based on the underlying earnings projections exceeding initial assumptions.
Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at December 31, 2012 was $7,071, with open settlement dates up to September 30, 2013.
The effect of derivative instruments in the consolidated statements of income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Period ended December 31,		Reclassification Adjustment Gain (Loss) Amount Period ended December 31,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2012	2011	2012	2011
Derivatives	Interest expense and other	$(95)	$(152)	$(89)	$(258)
The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $36 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	December 31, 2012 Balance
Contingent consideration	$(2,019)	$—	$(523)	$—	$(2,542)

	March 31, 2011 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	December 31, 2011 Balance
Contingent consideration	$(2,870)	$—	$—	$—	$(2,870)
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	December 31, 2012 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,542)	Discounted cash flow	Earnings of acquired company	$0 - $3,000

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2012 and March 31, 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,174,905	$1,380,882	$1,158,862	$1,385,264
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2012	2011	2012	2011

Weighted-average common shares outstanding – basic	49,750	48,912	49,608	48,692
Net effect of dilutive stock options and nonvested stock	388	461	387	442
Potential common shares – convertible debt	2,326	2,595	2,348	2,555
Weighted-average common shares outstanding – diluted	52,464	51,968	52,343	51,689

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2012 and March 31, 2012, the total amount of accrued income tax-related interest and penalties was $224 and $239, respectively.

As of December 31, 2012 and March 31, 2012, the total amount of unrecognized tax benefits was $7,209 and $7,199, respectively, of which $5,425 and $5,415, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective tax rate for the quarter ended December 31, 2012 was 36.0% as compared to 36.1% for the quarter ended December 31, 2011. The effective income tax rate for the nine months ended December 31, 2012 was 37.0% as compared to 35.7% for the nine months ended December 31, 2011. For the nine months ended December 31, 2012, the income tax provision included $2,219 of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim filed in the second quarter. The Company filed a refund claim during the second quarter of fiscal 2013 for approximately $25,158 as a result of carrying back tax losses to prior years and is included in other long term assets on the accompanying consolidated balance sheet.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law resulting in the retroactive reinstatement of the research and experimentation tax credit back to January 2012. The impact of this tax law change will be accounted for in the fourth quarter of fiscal 2013.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of December 31, 2012, the Company was subject to examination in two state jurisdictions for fiscal years ended March 31, 2007 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The fiscal year ended March 31, 2011 is currently being examined by the Internal Revenue Service. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
9.    INCOME TAXES (Continued)

previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2012 through December 31, 2012:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2012	$1,307,709	$182,443	$55,986	$1,546,138
Goodwill recognized in connection with acquisitions	—	38,053	—	38,053
Contingent consideration accounted for under FAS141	8,686	—	—	8,686
Effect of exchange rate changes	—	243	—	243
Balance, December 31, 2012	$1,316,395	$220,739	$55,986	$1,593,120

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
In accordance with the Compensation – Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying consolidated balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Components of net periodic benefit expense (income):
Service cost	$4,626	$4,114	$13,878	$12,342
Interest cost	24,587	27,015	73,761	81,044
Expected return on plan assets	(34,334)	(31,901)	(103,001)	(95,702)
Amortization of prior service costs	(1,457)	(2,753)	(4,732)	(8,260)
Amortization of net loss	80	29	239	86
Special termination benefits	2,030	—	5,137	—
Net periodic benefit income	$(4,468)	$(3,496)	$(14,718)	$(10,490)

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Components of net periodic benefit expense:
Service cost	$885	$848	$2,654	$2,545
Interest cost	3,940	4,618	11,821	13,855
Amortization of prior service costs	(1,132)	(1,132)	(3,397)	(3,397)
Net periodic benefit expense	$3,693	$4,334	$11,078	$13,003

The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,150 and is presented on the accompanying consolidated statement of income as "Early retirement incentive expense."

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,957 and is presented on the accompanying consolidated statement of income as "Early retirement incentive expense," as well as severance charges of $1,182 included in "Acquisition and integration expenses" on the accompanying consolidated statement of income.

•
In October 2012, the Company completed an early retirement incentive offer with a portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for an increase in the pension benefits to covered employees who retire no later than March 31, 2013. This early retirement incentive resulted in a special termination benefit expense of $2,030 and is presented on the accompanying consolidated statement of income as "Early retirement incentive expense."

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
Segment EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including early retirement incentives, such as the $2,030 and $5,137 of special termination benefit expenses for the three and nine months ended December 31, 2012, respectively.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales:
Aerostructures	$676,791	$626,045	$2,060,622	$1,857,328
Aerospace systems	141,059	133,291	431,710	400,076
Aftermarket services	74,587	68,640	230,625	209,555
Elimination of inter-segment sales	(1,872)	(2,014)	(6,523)	(5,406)
	$890,565	$825,962	$2,716,434	$2,461,553

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$117,450	$103,947	$358,972	$284,410
Aerospace systems	20,562	18,623	69,739	63,684
Aftermarket services	9,856	6,917	32,430	20,893
Corporate	(13,508)	(11,847)	(42,894)	(37,511)
	134,360	117,640	418,247	331,476
Interest expense and other	16,768	14,543	50,668	58,676
	$117,592	$103,097	$367,579	$272,800

Depreciation and amortization:
Aerostructures	$24,180	$22,476	$72,133	$66,258
Aerospace systems	4,707	4,296	13,670	12,963
Aftermarket services	2,282	2,431	6,897	7,202
Corporate	1,162	928	3,444	2,641
	$32,331	$30,131	$96,144	$89,064

Amortization of acquired contract liabilities, net:
Aerostructures	$6,219	$4,994	$19,774	$18,504

EBITDA:
Aerostructures	$135,411	$121,429	$411,331	$332,164
Aerospace systems	25,269	22,919	83,409	76,647
Aftermarket services	12,138	9,348	39,327	28,095
Corporate	(10,316)	(10,919)	(34,313)	(34,870)
	$162,502	$142,777	$499,754	$402,036

Capital expenditures:
Aerostructures	$19,740	$16,794	$66,165	$38,519
Aerospace systems	4,461	4,009	11,060	10,523
Aftermarket services	3,336	2,500	10,811	5,833
Corporate	926	1,459	1,620	4,036
	$28,463	$24,762	$89,656	$58,911

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	December 31, 2012	March 31, 2012
Total Assets:
Aerostructures	$3,602,051	$3,593,091
Aerospace systems	697,412	556,485
Aftermarket services	311,742	317,322
Corporate	93,515	87,741
	$4,704,720	$4,554,639

During the three months ended December 31, 2012 and 2011, the Company had international sales of $126,344 and $116,693, respectively. During the nine months ended December 31, 2012 and 2011, the Company had international sales of $366,923 and $341,811, respectively.

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes and the 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes and the 2018 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of December 31, 2012 and March 31, 2012, condensed consolidating statements of comprehensive income for the three and nine months ended December 31, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended December 31, 2012 and 2011.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,410	$617	$29,425	$—	$33,452
Trade and other receivables, net	1,054	104,529	216,561	—	322,144
Inventories	—	909,567	28,230	—	937,797
Rotable assets	—	25,442	9,950	—	35,392
Deferred income taxes	—	53,226	—	—	53,226
Prepaid expenses and other	6,304	8,892	2,948	—	18,144
Total current assets	10,768	1,102,273	287,114	—	1,400,155
Property and equipment, net	9,891	710,482	49,737	—	770,110
Goodwill and other intangible assets, net	503	2,427,749	47,995	—	2,476,247
Other, net	55,941	1,834	433	—	58,208
Intercompany investments and advances	1,184,611	(110,849)	(4,586)	(1,069,176)	—
Total assets	$1,261,714	$4,131,489	$380,693	$(1,069,176)	$4,704,720

Current liabilities:
Current portion of long-term debt	$110,033	$23,918	$—	$—	$133,951
Accounts payable	1,513	238,834	5,745	—	246,092
Accrued expenses	42,655	184,641	8,828	—	236,124
Total current liabilities	154,201	447,393	14,573	—	616,167
Long-term debt, less current portion	840,044	51,110	149,800	—	1,040,954
Intercompany debt	(1,777,384)	1,623,554	153,830	—	—
Accrued pension and other postretirement benefits, noncurrent	7,350	564,352	—	—	571,702
Deferred income taxes and other	9,417	439,540	(1,146)	—	447,811
Total stockholders’ equity	2,028,086	1,005,540	63,636	(1,069,176)	2,028,086
Total liabilities and stockholders’ equity	$1,261,714	$4,131,489	$380,693	$(1,069,176)	$4,704,720

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,969	$2,237	$19,456	$—	$29,662
Trade and other receivables, net	225	209,146	231,237	—	440,608
Inventories	—	789,913	28,043	—	817,956
Rotable assets	—	24,468	10,086	—	34,554
Deferred income taxes	—	72,377	—	—	72,377
Prepaid expenses and other	5,956	13,156	4,232	—	23,344
Total current assets	14,150	1,111,297	293,054	—	1,418,501
Property and equipment, net	10,444	674,036	48,900	—	733,380
Goodwill and other intangible assets, net	1,006	2,325,876	48,932	—	2,375,814
Other, net	25,060	1,488	396	—	26,944
Intercompany investments and advances	555,684	318,713	1,957	(876,354)	—
Total assets	$606,344	$4,431,410	$393,239	$(876,354)	$4,554,639

Current liabilities:
Current portion of long-term debt	$128,996	$13,241	$—	$—	$142,237
Accounts payable	2,548	257,136	6,440	—	266,124
Accrued expenses	46,123	256,413	9,084	—	311,620
Total current liabilities	177,667	526,790	15,524	—	719,981
Long-term debt, less current portion	847,049	49,576	120,000	—	1,016,625
Intercompany debt	(2,227,499)	2,032,973	194,526	—	—
Accrued pension and other postretirement benefits, noncurrent	7,119	693,006	—	—	700,125
Deferred income taxes and other	8,639	317,244	(1,344)	—	324,539
Total stockholders’ equity	1,793,369	811,821	64,533	(876,354)	1,793,369
Total liabilities and stockholders’ equity	$606,344	$4,431,410	$393,239	$(876,354)	$4,554,639

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$868,740	$22,773	$(948)	$890,565

Operating costs and expenses:
Cost of sales	—	648,436	16,312	(948)	663,800
Selling, general and administrative	9,308	44,060	4,426	—	57,794
Depreciation and amortization	597	30,604	1,130	—	32,331
Integration expenses	250	—	—	—	250
Early retirement incentives	2,030	—	—	—	2,030
	12,185	723,100	21,868	(948)	756,205
Operating (loss) income	(12,185)	145,640	905	—	134,360
Intercompany interest and charges	(46,995)	46,143	852	—	—
Interest expense and other	14,756	2,714	(702)	—	16,768
Income before income taxes	20,054	96,783	755	—	117,592
Income tax expense	7,743	34,641	(15)	—	42,369
Net income	12,311	62,142	770	—	75,223
Other comprehensive income	—	119	637	—	756
Total comprehensive income	$12,311	$62,261	$1,407	$—	$75,979

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$802,380	$24,675	$(1,093)	$825,962

Operating costs and expenses:
Cost of sales	—	600,874	18,821	(1,093)	618,602
Selling, general and administrative	9,270	43,866	4,358	—	57,494
Depreciation and amortization	467	28,347	1,317	—	30,131
Integration expenses	607	1,488	—	—	2,095
	10,344	674,575	24,496	(1,093)	708,322
Operating (loss) income	(10,344)	127,805	179	—	117,640
Intercompany interest and charges	(44,886)	44,037	849	—	—
Interest expense and other	16,118	(791)	(784)	—	14,543
Income before income taxes	18,424	84,559	114	—	103,097
Income tax expense	7,587	29,653	(46)	—	37,194
Net income	10,837	54,906	160	—	65,903
Other comprehensive loss	—	(778)	(3,301)	—	(4,079)
Total comprehensive income (loss)	$10,837	$54,128	$(3,141)	$—	$61,824

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,646,159	$73,948	$(3,673)	$2,716,434

Operating costs and expenses:
Cost of sales	—	1,978,224	44,181	(3,673)	2,018,732
Selling, general and administrative	24,947	136,312	14,688	—	175,947
Depreciation and amortization	1,805	91,019	3,320		96,144
Integration expenses	545	1,682	—	—	2,227
Early retirement incentives	5,137	—	—	—	5,137
	32,434	2,207,237	62,189	(3,673)	2,298,187
Operating (loss) income	(32,434)	438,922	11,759	—	418,247
Intercompany interest and charges	(145,549)	143,094	2,455	—	—
Interest expense and other	45,399	7,206	(1,937)	—	50,668
Income before income taxes	67,716	288,622	11,241	—	367,579
Income tax expense	26,630	108,626	578	—	135,834
Net income	41,086	179,996	10,663	—	231,745
Other comprehensive income	—	437	306	—	743
Total comprehensive income	$41,086	$180,433	$10,969	$—	$232,488

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,389,284	$77,719	$(5,450)	$2,461,553

Operating costs and expenses:
Cost of sales	—	1,802,655	61,395	(5,450)	1,858,600
Selling, general and administrative	28,256	137,567	12,891	—	178,714
Depreciation and amortization	1,313	83,791	3,960	—	89,064
Integration expenses	1,265	2,434	—	—	3,699
	30,834	2,026,447	78,246	(5,450)	2,130,077
Operating (loss) income	(30,834)	362,837	(527)	—	331,476
Intercompany interest and charges	(143,071)	140,266	2,805	—	—
Interest expense and other	59,684	1,854	(2,862)	—	58,676
Income (loss) from continuing operations, before income taxes	52,553	220,717	(470)	—	272,800
Income tax expense (benefit)	19,408	78,191	(170)	—	97,429
Income (loss) from continuing operations	33,145	142,526	(300)	—	175,371
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income (loss)	33,145	141,761	(300)	—	174,606
Other comprehensive income (loss)	232	(2,174)	(8,171)	—	(10,113)
Total comprehensive income (loss)	$33,377	$139,587	$(8,471)	$—	$164,493

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$41,086	$179,996	$10,663	$—	$231,745

Adjustments to reconcile net provided by operating activities	2,592	(43,914)	40,202	—	(1,120)
Net cash provided by operating activities	43,678	136,082	50,865	—	230,625
Capital expenditures	(750)	(85,489)	(3,417)	—	(89,656)
Reimbursed capital expenditures	—	2,604	—	—	2,604
Proceeds from sale of assets	—	934	6	—	940
Acquisitions, net of cash acquired	—	(140,982)	—	—	(140,982)
Net cash used in investing activities	(750)	(222,933)	(3,411)	—	(227,094)
Net decrease in revolving credit facility	(2,429)	—	—	—	(2,429)
Proceeds on issuance of debt	—	14,366	63,700	—	78,066
Retirements and repayments of debt	(19,147)	(10,866)	(38,700)	—	(68,713)
Payments of deferred financing costs	(2,312)	—	—	—	(2,312)
Dividends paid	(6,001)	—	—	—	(6,001)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	2,024	—	—	—	2,024
Intercompany financing and advances	(17,782)	80,731	(62,949)	—	—
Net cash (used in) provided by financing activities	(47,487)	85,231	(37,949)	—	(205)
Effect of exchange rate changes on cash	—	—	464	—	464
Net change in cash and cash equivalents	(4,559)	(1,620)	9,969	—	3,790
Cash and cash equivalents at beginning of period	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of period	$3,410	$617	$29,425	$—	$33,452

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$33,145	$141,761	$(300)	$—	$174,606

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(6,960)	(42,969)	18,842	—	(31,087)
Net cash provided by operating activities	26,185	98,792	18,542	—	143,519
Capital expenditures	(2,236)	(53,158)	(3,517)	—	(58,911)
Reimbursed capital expenditures	—	229	—	—	229
Proceeds from sale of assets and businesses	4,949	3,458	116	—	8,523
Acquisitions, net of cash acquired	—	11,705	—	—	11,705
Net cash provided by (used in) investing activities	2,713	(37,766)	(3,401)	—	(38,454)
Net increase in revolving credit facility	267,862	—	—	—	267,862
Proceeds on issuance of debt	—	—	75,400	—	75,400
Retirements and repayments of debt	(398,866)	(13,762)	(34,572)	—	(447,200)
Payments of deferred financing costs	(3,927)	—	—	—	(3,927)
Dividends paid	(4,920)	—	—	—	(4,920)
Withholding of restricted shares for minimum tax obligation	(608)	—	—	—	(608)
Proceeds from exercise of stock options, including excess tax benefit	2,947	—	—	—	2,947
Intercompany financing and advances	103,908	(48,572)	(55,336)	—	—
Net cash used in financing activities	(33,604)	(62,334)	(14,508)	—	(110,446)
Effect of exchange rate changes on cash	—	—	(1,265)	—	(1,265)
Net change in cash	(4,706)	(1,308)	(632)	—	(6,646)
Cash at beginning of period	17,270	1,753	20,305	—	39,328
Cash at end of period	$12,564	$445	$19,673	$—	$32,682

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
15.    SUBSEQUENT EVENT

On January 18, 2013, the Company signed a definitive agreement to acquire the pump and engine control systems business of Goodrich Corporation (Goodrich Pump & Engine Controls Systems, or GPECS) from United Technologies Corporation. The acquisition is subject to regulatory approvals and other customary closing conditions and is expected to close prior to the Company's fiscal year end. The acquired business, which will operate as Triumph Engine Control Systems, LLC and be included in the Aerospace Systems Group.
GPECS is a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jets market. Located in West Hartford, Connecticut, GPECS's key products and service offerings include electronic engine controls, fuel metering units, main fuel pumps for both the OE and aftermarket/spares end markets. GPECS employs approximately 530 employees exclusively at its West Hartford, Connecticut facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.)

OVERVIEW

We are a major supplier to the aerospace industry and have three operating segments: (i) Triumph Aerostructures Group, whose companies’ revenues are derived from the design, manufacture, assembly and integration of both build-to-print and proprietary metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market and the related aftermarket; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.

Highlights for the third quarter of the fiscal year ending March 31, 2013 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2013 increased 7.8% over the prior year period to $890.6 million.

•	Operating income in the third quarter of fiscal 2013 increased 14.2% over the prior year period to $134.4 million.

•	Income from continuing operations for the third quarter of fiscal 2013 increased 14.1% over the prior year period to $75.2 million.

•
Backlog as of December 31, 2012 increased 5.4% year over year and 4.1% from the prior fiscal year end to $4.07 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $4.07 billion, we estimate that approximately $1.32 billion will not be shipped by December 31, 2013.

•	Income from continuing operations for the third quarter of fiscal 2013 was $1.43 per diluted common share, as compared to $1.27 per diluted share in the prior year period.

•
We generated $230.6 million of cash flow from operating activities for the nine months ended December 31, 2012, after $103.8 million in pension contributions, as compared to $143.5 million in the prior year period.

The Budget Control Act of 2011 (the "Budget Act") has two primary parts. The first mandates a $487 billion reduction to previously planned defense spending over the next decade. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense funding between the government's fiscal year 2013 (ending September 30) and fiscal year 2021 if Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. As of February 4, 2013, Congress has not identified these required savings. If Congress does not identify the required reduction, defense spending would likely sustain further cuts. For fiscal year 2013, the President has requested total defense funding of $525 billion, including $168 billion for investment accounts. In accordance with the first part of the Budget Act, the Department of Defense’s five-year spending plan submitted with the fiscal year 2013 funding request incorporates $259 billion of cuts when compared with the previous five-year plan. However, the spending plan does not include the impact of sequestration, the second part of the Budget Act. Due to the planned reductions in defense spending under the Budget Act, we expect the declining trend in the overall military end market to continue.
On January 18, 2013, the Company signed a definitive agreement to acquire the pump and engine control systems business of Goodrich Corporation (Goodrich Pump & Engine Controls Systems or GPECS) from United Technologies Corporation. The acquisition is subject to regulatory approvals and other customary closing conditions and is expected to close prior to the Company's fiscal year end. The acquired business, which will operate as Triumph Engine Control Systems, LLC and be included in the Aerospace Systems Group, is expected to add approximately $195,000 in annual revenue and to be immediately accretive to earnings.
GPECS is a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jets market. Located in West Hartford, Connecticut, GPECS's key products and service offerings include electronic engine controls, fuel metering units, main fuel pumps for both the OE and aftermarket/spares end markets. GPECS employs approximately 530 employees exclusively at its West Hartford facility.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. The Company’s diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the “SEC”) guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measures that we disclose are EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, early retirement incentives, depreciation and amortization, and Adjusted EBITDA, which is EBITDA adjusted for integration costs associated with the acquisition of Vought. We disclose EBITDA and Adjusted EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

The following table shows our EBITDA and Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Income from continuing operations	$75,223	$65,903	$231,745	$175,371
Early retirement incentives	2,030	—	5,137	—
Amortization of acquired contract liabilities, net	(6,219)	(4,994)	(19,774)	(18,504)
Depreciation and amortization	32,331	30,131	96,144	89,064
Interest expense and other	16,768	14,543	50,668	58,676
Income tax expense	42,369	37,194	135,834	97,429
EBITDA	162,502	142,777	499,754	402,036
Integration expenses	250	2,095	2,227	3,699
Adjusted EBITDA	$162,752	$144,872	$501,981	$405,735

The following tables show our EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$134,360	$117,450	$20,562	$9,856	$(13,508)
Early retirement incentives	2,030	—	—	—	2,030
Amortization of acquired contract liability	(6,219)	(6,219)	—	—	—
Depreciation and amortization	32,331	24,180	4,707	2,282	1,162
EBITDA	$162,502	$135,411	$25,269	$12,138	$(10,316)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$117,640	$103,947	$18,623	$6,917	$(11,847)
Amortization of acquired contract liability	(4,994)	(4,994)	—	—	—
Depreciation and amortization	30,131	22,476	4,296	2,431	928
EBITDA	$142,777	$121,429	$22,919	$9,348	$(10,919)

	Nine Months Ended December 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$418,247	$358,972	$69,739	$32,430	$(42,894)
Early retirement incentives	5,137	—	—	—	5,137
Amortization of acquired contract liability	(19,774)	(19,774)	—	—	—
Depreciation and amortization	96,144	72,133	13,670	6,897	3,444
EBITDA	$499,754	$411,331	$83,409	$39,327	$(34,313)

	Nine Months Ended December 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$331,476	$284,410	$63,684	$20,893	$(37,511)
Amortization of acquired contract liability	(18,504)	(18,504)	—	—	—
Depreciation and amortization	89,064	66,258	12,963	7,202	2,641
EBITDA	$402,036	$332,164	$76,647	$28,095	$(34,870)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended December 31, 2012 compared to quarter ended December 31, 2011

	Quarter Ended December 31,
	2012	2011
	(dollars in thousands)
Net sales	$890,565	$825,962
Segment operating income	$147,868	$129,487
Corporate expenses	(13,508)	(11,847)
Total operating income	134,360	117,640
Interest expense and other	16,768	14,543
Income tax expense	42,369	37,194
Net income	$75,223	$65,903

Net sales increased by $64.6 million or 7.8% to $890.6 million for the quarter ended December 31, 2012 from $826.0 million for the quarter ended December 31, 2011. Organic sales increased $60.8 million, or 7.3%, due to the increases in our customers' production rates on existing programs. The remaining increase is due to net sales from recent acquisitions. Net sales for the quarter ended December 31, 2012 included $8.4 million in total non-recurring revenues, as compared to $24.2 million in non-recurring revenues for the quarter ended December 31, 2011 due to declines in non-recurring work related to the 747 program. The prior year period was negatively impacted by Boeing's delay with the 747.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cost of sales increased by $45.2 million, or 7.3%, to $663.8 million for the quarter ended December 31, 2012 from $618.6 million for the quarter ended December 31, 2011. This increase was primarily due to increased sales. Gross margin for the quarter ended December 31, 2012 was 25.5% as compared to 25.1% for the quarter ended December 31, 2011. This change was impacted by improved execution, increased realization from synergies from the acquisition of Vought, changes in the overall sales mix and lower pension benefit expenses, offset in part by unfavorable cumulative catch-up adjustments noted below.

Segment operating income increased by $18.4 million, or 14.2%, to $147.9 million for the quarter ended December 31, 2012 from $129.5 million for the quarter ended December 31, 2011. The segment operating income increase was a direct result of the sales volume increases and continued realization from synergies from the acquisition of Vought, offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($5.5 million), increased legal fees ($0.1 million) and production delay and related costs due to Hurricane Sandy ($0.9 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $6.8 million and gross unfavorable adjustments of $12.2 million. The cumulative catch-up adjustments for the quarter ended December 31, 2012 were due to provisions for technical problems on production lots on early-stage programs and revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities. Segment operating income for the quarter ended December 31, 2011 included net favorable cumulative catch-up adjustments of $8.4 million.

Corporate expenses increased by $1.7 million, or 14.0%, to $13.5 million for the quarter ended December 31, 2012 from $11.8 million for the quarter ended December 31, 2011. This increase was due to $2.0 million special termination benefit for an early retirement incentive offered to a portion of our largest union represented employee pension plan participants and $0.5 million additional equity compensation, offset by improved efficiencies in our Mexican facility.

Interest expense and other increased by $2.2 million, or 15.3%, to $16.8 million for the quarter ended December 31, 2012 compared to $14.5 million for the prior year period. Included in interest expense and other for the quarter ended December 31, 2011 was a $2.9 million favorable fair value adjustment due to the reduction of a contingent earnout liability associated with a prior acquisition due to reductions in the projected earnings over the respective earnout periods.

The effective income tax rate for the quarter ended December 31, 2012 was 36.0% compared to 36.1% for the quarter ended December 31, 2011. For the three months ended December 31, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of December 31, 2012. For the fiscal year ending March 31, 2013, the Company expects its effective tax rate to be approximately 35.5%, reflecting the retroactive reinstatement of the research and experimentation tax credit as of January 2013.

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
The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of both build-to-print and proprietary metallic and composite aerostructures and structural components, including aircraft wings,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.
The Aerospace Systems segment consists of the Company’s operations that also manufacture products primarily for the aerospace OEM market. The segment’s operations design a wide range of proprietary and build-to-print components and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis and the related aftermarket.
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

	Three Months Ended December 31,
	2012	2011
Aerostructures
Commercial aerospace	45.4%	39.1%
Military	18.6%	23.8%
Business Jets	10.9%	11.6%
Regional	0.3%	0.5%
Non-aviation	0.8%	0.7%
Total Aerostructures net sales	76.0%	75.7%
Aerospace Systems
Commercial aerospace	6.2%	5.8%
Military	7.3%	7.7%
Business Jets	0.7%	1.0%
Regional	0.4%	0.5%
Non-aviation	1.2%	1.0%
Total Aerospace Systems net sales	15.8%	16.0%
Aftermarket Services
Commercial aerospace	6.3%	6.2%
Military	1.3%	0.9%
Business Jets	0.3%	0.4%
Regional	0.1%	0.2%
Non-aviation	0.2%	0.6%
Total Aftermarket Services net sales	8.2%	8.3%
Total Consolidated net sales	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We have continued to experience a decrease in our military end market due in part to customer deferrals as well as expected declines in the C-17 and C-130 programs. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Quarter Ended December 31,			% of Total Sales
	2012	2011	% Change	2012	2011
	(in thousands)
NET SALES
Aerostructures	$676,791	$626,045	8.1%	76.0%	75.8%
Aerospace Systems	141,059	133,291	5.8%	15.8%	16.1%
Aftermarket Services	74,587	68,640	8.7%	8.4%	8.3%
Elimination of inter-segment sales	(1,872)	(2,014)	(7.1)%	(0.2)%	(0.2)%
	$890,565	$825,962	7.8%	100.0%	100.0%

	Quarter Ended December 31,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$117,450	$103,947	13.0%	17.4%	16.6%
Aerospace Systems	20,562	18,623	10.4%	14.6%	14.0%
Aftermarket Services	9,856	6,917	42.5%	13.2%	10.1%
Corporate	(13,508)	(11,847)	14.0%	n/a	n/a
	$134,360	$117,640	14.2%	15.1%	14.2%

	Quarter Ended December 31,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
EBITDA
Aerostructures	$135,411	$121,429	11.5%	20.0%	19.4%
Aerospace Systems	25,269	22,919	10.3%	17.9%	17.2%
Aftermarket Services	12,138	9,348	29.8%	16.3%	13.6%
Corporate	(10,316)	(10,919)	(5.5)%	n/a	n/a
	$162,502	$142,777	13.8%	18.2%	17.3%

Aerostructures: The Aerostructures segment net sales increased by $50.7 million, or 8.1%, to $676.8 million for the quarter ended December 31, 2012 from $626.0 million for the quarter ended December 31, 2011. The increase was entirely organic and was due to the increases in our customers' production rates on existing programs. Net sales for the quarter ended December 31, 2012 included $8.4 million in total non-recurring revenues, as compared to $24.2 million in non-recurring revenues for the quarter ended December 31, 2011.

Aerostructures segment operating income increased by $13.5 million, or 13.0%, to $117.5 million for the quarter ended December 31, 2012 from $103.9 million for the quarter ended December 31, 2011. Segment operating income improved due to increased sales volume, improved efficiencies and increased realization from synergies from the acquisition of Vought. Operating income for the quarter ended December 31, 2012 included net unfavorable cumulative catch-up adjustments on long-

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

term contracts ($5.5 million) and offset by lower pension and other postretirement benefit expenses ($3.6 million). Segment operating income for the quarter ended December 31, 2011 included net favorable cumulative catch-up adjustments of $8.4 million. These same factors contributed to the increase in EBITDA year over year.

Aerostructures segment operating income as a percentage of segment sales increased to 17.4% for the quarter ended December 31, 2012 as compared to 16.6% for the quarter ended December 31, 2011, due to the increased sales volume driving improved efficiencies as well as lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in EBITDA margin.

Aerospace Systems: The Aerospace Systems segment net sales increased by $7.8 million, or 5.8%, to $141.1 million for the quarter ended December 31, 2012 from $133.3 million for the quarter ended December 31, 2011. Organic sales increased $6.5 million or 4.9%, and the acquisition of Embee Incorporated ("Embee") contributed $1.3 million in net sales. Net sales increased due to increases in our customers' production rates on commercial programs and market share gains.

Aerospace Systems segment operating income increased by $1.9 million, or 10.4%, to $20.6 million for the quarter ended December 31, 2012 from $18.6 million for the quarter ended December 31, 2011. Operating income increased primarily due to increased sales and increased efficiencies in production associated with higher volume of work, offset by increased legal fees ($0.3 million) associated with the trade secret litigation and $0.7 million of expenses related to Hurricane Sandy. These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased slightly to 14.6% for the quarter ended December 31, 2012 as compared to 14.0% for the quarter ended December 31, 2011.

Aftermarket Services: The Aftermarket Services segment net sales increased by $5.9 million, or 8.7%, to $74.6 million for the quarter ended December 31, 2012 from $68.6 million for the quarter ended December 31, 2011. Organic sales increased $3.4 million, or 4.9% and the acquisition of Aviation Network Services, LLC ("ANS") contributed $2.5 million in net sales. Organic net sales increased primarily due to higher military sales and market share gains.

Aftermarket Services segment operating income increased by $2.9 million, or 42.5%, to $9.9 million for the quarter ended December 31, 2012 from $6.9 million for the quarter ended December 31, 2011. Operating income increased due to contributions from the acquisition of ANS ($1.3 million) and to the increase in organic net sales volume. The sales volume increases improved our production efficiencies by increasing organic gross margins to 24.3% from 23.0% in the prior year period. These same factors contributed to the increase in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 13.2% for the quarter ended December 31, 2012 as compared with 10.1% for the quarter ended December 31, 2011, due to the increase in sales volume and related efficiencies and the contributions from the acquisition of ANS noted above, which also caused the improvement in EBITDA margin.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011

	Nine Months Ended December 31,
	2012	2011
	(dollars in thousands)
Net sales	$2,716,434	$2,461,553
Segment operating income	$461,141	$368,987
Corporate expenses	(42,894)	(37,511)
Total operating income	418,247	331,476
Interest expense and other	50,668	58,676
Income tax expense	135,834	97,429
Income from continuing operations	231,745	175,371
Loss from discontinued operations, net	—	(765)
Net income	$231,745	$174,606

Net sales increased by $254.9 million, or 10.4%, to $2.72 billion for the nine months ended December 31, 2012 from $2.46 billion for the nine months ended December 31, 2011. Organic sales increased $245.1 million, or 10.0%, due to the increases in our customers' production rates on existing programs and increases in recent product introductions. Net sales for the nine months ended December 31, 2012 included $49.0 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $41.0 million in non-recurring revenues for the nine months ended December 31, 2011. The prior year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program.

Cost of sales increased $160.1 million, or 8.6%, to $2.02 billion for the nine months ended December 31, 2012 from $1.86 billion for the nine months ended December 31, 2011. This increase was primarily due to increased sales. Gross margin for the nine months ended December 31, 2012 was 25.7%, as compared to 24.5% for the prior year period. This change was impacted by improved execution, increased realization of synergies from the acquisition of Vought, changes in the overall sales mix, as well as the margin on a non-recurring termination claim settlement ($7.0 million), and lower pension benefit expenses.

Segment operating income increased by $92.2 million, or 25.0%, to $461.1 million for the nine months ended December 31, 2012 from $369.0 million for the nine months ended December 31, 2011. The segment operating income increase was a direct result of the gross margin improvements including increased sales noted above, which included improved execution, increased realization from synergies from the acquisition of Vought, lower pension and other postretirement benefit expenses ($11.3 million) offset in part by net unfavorable cumulative catch-up adjustments on long-term contracts ($8.0 million). The cumulative catch-up adjustments to operating income included gross favorable adjustments of $10.3 million and gross unfavorable adjustments of $18.3 million. The cumulative catch-up adjustments for the nine months ended December 31, 2012 were due primarily to increased costs from suppliers on the C-17 and 747-8 programs. Segment operating income for the nine months ended December 31, 2011 included net favorable cumulative catch-up adjustments of $15.7 million. Offsetting the improvements in gross margin, segment operating income was negatively impacted by increased legal fees ($2.3 million) and production delay and related costs due to Hurricane Sandy ($0.9 million).

Corporate expenses increased by $5.4 million, or 14.4%, to $42.9 million for the nine months ended December 31, 2012 from $37.5 million for the nine months ended December 31, 2011. This increase was due to $5.1 million special termination benefits for early retirement incentives, as well as $1.4 million additional compensation and benefits expense due to increased head count as compared to the prior year period and increased equity compensation, offset by improved efficiencies in our Mexican facility.

Interest expense and other decreased by $8.0 million, or 13.6%, to $50.7 million for the nine months ended December 31, 2012 compared to $58.7 million for the prior year period. Interest expense and other for the nine months ended December 31, 2011 included the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the term loan credit agreement (the “Term Loan”) in April 2011 and an additional $2.5 million for

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

amortization of discount on the Convertible Notes. The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate for the nine months ended December 31, 2012 was 37.0% compared to 35.7% for the nine months ended December 31, 2011. For the nine months ended December 31, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of December 31, 2012. For the fiscal year ending March 31, 2013, the Company expects its effective tax rate to be approximately 35.5%, reflecting the reinstatement of the research and development tax credit in January 2013.
In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. As a result, loss from discontinued operations before income taxes was zero for the nine months ended December 31, 2012 compared with a loss from discontinued operations before income taxes of $1.2 million for the nine months ended December 31, 2011. The benefit for income taxes was zero for the nine months ended December 31, 2012 compared to a benefit of $0.4 million for the nine months ended December 31, 2011.

Business Segment Performance – Nine months ended December 31, 2012 compared to nine months ended December 31, 2011

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine Months Ended December 31,
Aerostructures	2012	2011
Commercial aerospace	43.9%	38.8%
Military	19.2%	23.7%
Business Jets	11.5%	11.6%
Regional	0.3%	0.6%
Non-aviation	0.8%	0.7%
Total Aerostructures net sales	75.7%	75.4%
Aerospace Systems
Commercial aerospace	6.0%	5.9%
Military	7.5%	7.8%
Business Jets	0.7%	0.8%
Regional	0.4%	0.5%
Non-aviation	1.3%	1.1%
Total Aerospace Systems net sales	15.9%	16.1%
Aftermarket Services
Commercial aerospace	6.7%	6.6%
Military	1.1%	0.8%
Business Jets	0.3%	0.4%
Regional	0.1%	0.2%
Non-aviation	0.2%	0.5%
Total Aftermarket Services net sales	8.4%	8.5%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market. Due to our continued expected growth in the commercial aerospace

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Nine Months Ended December 31,			% of Total Sales
	2012	2011	% Change	2012	2011
	(in thousands)
NET SALES
Aerostructures	$2,060,622	$1,857,328	10.9%	75.8%	75.5%
Aerospace Systems	431,710	400,076	7.9%	15.9%	16.2%
Aftermarket Services	230,625	209,555	10.1%	8.5%	8.5%
Elimination of inter-segment sales	(6,523)	(5,406)	20.7%	(0.2)%	(0.2)%
Total Net Sales	$2,716,434	$2,461,553	10.4%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$358,972	$284,410	26.2%	17.4%	15.3%
Aerospace Systems	69,739	63,684	9.5%	16.2%	15.9%
Aftermarket Services	32,430	20,893	55.2%	14.1%	10.0%
Corporate	(42,894)	(37,511)	14.4%	n/a	n/a
Total Operating Income	$418,247	$331,476	26.2%	15.4%	13.5%

	Nine Months Ended December 31,			% of Segment Sales
	2012	2011	% Change	2012	2011
	(in thousands)
EBITDA
Aerostructures	$411,331	$332,164	23.8%	20.0%	17.9%
Aerospace Systems	83,409	76,647	8.8%	19.3%	19.2%
Aftermarket Services	39,327	28,095	40.0%	17.1%	13.4%
Corporate	(34,313)	(34,870)	(1.6)%	n/a	n/a
	$499,754	$402,036	24.3%	18.4%	16.3%

Aerostructures: The Aerostructures segment net sales increased by $203.3 million, or 10.9%, to $2.06 billion for the nine months ended December 31, 2012 from $1.86 billion for the nine months ended December 31, 2011. The increase was entirely organic and was due to the increases in our customers' production rates on existing programs and increases in recent product introductions. Net sales for the nine months ended December 31, 2012 included $49.0 million in total non-recurring revenues, including a $20.0 million non-recurring termination claim settlement, as compared to $41.0 million in non-recurring revenues for the nine months ended December 31, 2011. The prior year period was negatively impacted by Boeing's delay with the 747, along with declines in non-recurring work related to the 747 program.

Aerostructures segment operating income increased by $74.6 million, or 26.2%, to $359.0 million for the nine months ended December 31, 2012 from $284.4 million for the nine months ended December 31, 2011. Operating income for the nine months ended December 31, 2012 included net unfavorable cumulative catch-up adjustments on long-term contracts ($8.0 million), offset by a non-recurring termination claim settlement ($7.0 million) and lower pension and other postretirement benefit expenses ($11.3 million). Segment operating income for the nine months ended December 31, 2011 included net favorable cumulative catch-up adjustments of $15.7 million. Segment operating income also improved due to improved

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

execution, increased realization from synergies from the acquisition of Vought and changes in the overall sales mix. These same factors contributed to the increase in EBITDA year over year.

Aerostructures segment operating income as a percentage of segment sales increased to 17.4% for the nine months ended December 31, 2012 as compared to 15.3% for the nine months ended December 31, 2011, due to the improved operational performance and other specific variances noted above.

Aerospace Systems: The Aerospace Systems segment net sales increased by $31.6 million, or 7.9%, to $431.7 million for the nine months ended December 31, 2012 from $400.1 million for the nine months ended December 31, 2011. Organic sales increased $30.3 million, or 7.5% and the acquisition of Embee contributed $1.3 million in net sales. Organic net sales increased primarily due to continued improvements in the broader market and benefits from large outsourcing programs.

Aerospace Systems segment operating income increased by $6.1 million, or 9.5%, to $69.7 million for the nine months ended December 31, 2012 from $63.7 million for the nine months ended December 31, 2011. Operating income increased due to primarily volume, sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($9.8 million), offset by increased development costs ($3.1 million), legal fees ($2.1 million) and bad debts ($0.8 million). These same factors contributed to the increase in EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.2% for the nine months ended December 31, 2012 as compared to 15.9% for the nine months ended December 31, 2011, due to the improvements in gross margin noted above, offset by the increased operating expenses such as development costs, legal fees and bad debt expense. These same factors contributed to the increase in EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $21.1 million, or 10.1%, to $230.6 million for the nine months ended December 31, 2012 from $209.6 million for the nine months ended December 31, 2011. Organic sales increased $12.6 million, or 6.0% and the acquisition of ANS contributed $8.5 million in net sales. Organic net sales increased primarily due to higher military sales and market share gains.

Aftermarket Services segment operating income increased by $11.5 million, or 55.2%, to $32.4 million for the nine months ended December 31, 2012 from $20.9 million for the nine months ended December 31, 2011. Operating income increased primarily due to increased sales volume as described above, as well as increases in gross margin as a result of increased efficiencies in production associated with the higher volume of work. These same factors contributed to the increase in EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 14.1% for the nine months ended December 31, 2012 as compared with 10.0% for the nine months ended December 31, 2011, due to the increase in sales volume and related efficiencies noted above, which also caused the improvements in EBITDA margin.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit and leasing arrangements. During the nine months ended December 31, 2012, we generated approximately $230.6 million of cash flows from operating activities, used approximately $227.1 million in investing activities and used approximately $0.2 million in financing activities.

Cash flows from operations for the nine months ended December 31, 2012 increased $87.1 million, or 60.7%, from the nine months ended December 31, 2011, principally due to higher cash earnings. While net income increased by $57.1 million, higher income tax expense of $38.4 million did not result in an increase in cash tax payments due to the utilization of the Company's net operating loss carryforwards.

These increases were offset in part by a decrease of $4.5 million from changes in assets and liabilities, excluding the effects of acquisitions. Net working capital changes included increased cash uses for inventories of $119.4 million for the nine months ended December 31, 2012, as compared to cash uses of $65.9 million in the prior year period due to production buildup and increases in capitalized pre-production costs related to the Bombardier wing program and decreases in unliquidated progress payments, which are netted against inventory. Capitalized pre-production costs are expected to continue to increase, while our production buildup is expected to moderate over the next few quarters. In addition, net working capital changes includes increased cash uses for accounts payable and accrued liabilities of $101.5 million for the nine months ended December 31, 2012, as compared to $19.5 million in the prior year period due to timing; offset by increased cash provided from trade and other receivables of $124.6 million for the nine months ended December 31, 2012, as compared to cash provided of $7.3 million in the prior year period due to increased cash collections.

Cash flows used in investing activities for the nine months ended December 31, 2012 increased $188.6 million from the nine months ended December 31, 2011. Cash flows used in investing activities for the nine months ended December 31, 2012, included the acquisition of Embee Incorporated ($141.0 million) and $22.1 million in capital expenditures associated with our new facility in Red Oak, Texas. Cash flows used in financing activities for the nine months ended December 31, 2012 decreased $110.2 million from the nine months ended December 31, 2011. Cash flows used in financing activities for the nine months ended December 31, 2012 included the redemption of certain Convertible Notes of $18.9 million, as compared to $50.0 million in the prior year period. Cash flows used in financing activities for the nine months ended December 31, 2011 also included the extinguishment of the Term Loan ($350.0 million).

As of December 31, 2012, $651.0 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2012, an aggregate amount of approximately $317.6 million was outstanding under the Credit Facility, all of

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

which was accruing interest at LIBOR plus applicable basis points totaling 1.50% per annum. Amounts repaid under the Credit Facility may be reborrowed.

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

At December 31, 2012, there was $145.0 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal year ended March 31, 2012, the Company settled the conversion of $50.4 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 772,438 shares. During the nine months ended December 31, 2012, the Company settled the conversion of $18.9 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 387,147 shares. In December 2012, the Company received notice of conversion from holders of $0.4 million in principal value of the Convertible Notes. These conversions will settle in the fourth quarter of fiscal 2013 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 8,123 shares. In January 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2012, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2013.
Capital expenditures were approximately $89.7 million for the nine months ended December 31, 2012, including the construction of our facility in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations. We expect capital expenditures and investments in new major programs of approximately $140.0 million to $160.0 million for our fiscal year ending March 31, 2013, of which $50.0 million will be

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,178,569	$133,951	$173,302	$332,773	$538,543
Debt interest (2)	261,428	51,178	92,834	90,203	27,213
Operating leases	93,676	21,096	44,562	11,618	16,400
Contingent payments	19,000	17,100	1,900	—	—
Purchase obligations	1,545	981	547	17	—
Total	$1,554,218	$224,306	$313,145	$434,611	$582,156

(1) Included in the Company’s balance sheet at December 31, 2012, plus discounts on the 2017 Notes and the 2018 Notes of $1.7 million and $1.9 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $7.2 million as of December 31, 2012 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $122.2 million and $135.1 million in fiscal 2012 and 2011, respectively. We expect to make total pension and postretirement plan contributions of $109.2 million to our benefit plans during fiscal 2013. For the nine months ended December 31, 2012, the Company made pension contributions of $103.8 million versus $97.7 million for the nine months ended December 31, 2011 . One of our major actions related to the synergies from the acquisition of Vought may result in the closure of a portion of our Dallas facility, which we expect may create a pension curtailment loss in a future quarter. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

We are continuing to negotiate an acceptable lease with the new landlord of our largest facility, occupied by Triumph Aerostructures-Vought Aircraft Division, while developing alternative plans to relocate our operations. Any relocation from this facility would involve a significant investment in capital and expense, but would be expected to produce significant long-term savings to the Company. We expect to make a decision in our fourth quarter of fiscal 2013.

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
As of December 31, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
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

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	February 4, 2013
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	February 4, 2013
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 4, 2013
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
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