Form 10-K
period 2013-03-31
TRIUMPH GROUP INC
filed 2013-05-30
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2012, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $3,042 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2012. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 15, 2013 was 51,589,382.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2013 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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
Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Pump & Engine Control Systems, Inc. ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where we did not previously participate and further diversifies our customer base in electronic engine controls, fuel metering units and main fuel pumps for both OEM and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group segment from the date of acquisition.
Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing - Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands our current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing - Embee Division, Inc. are included in the Aerospace Systems Group segment from the date of acquisition.
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

The products that companies within this group design, manufacture, build and repair include:

Acoustic and thermal insulation systems	Engine nacelles
Aircraft wings	Flight control surfaces
Composite and metal bonding	Helicopter cabins
Composite ducts and floor panels	Stretch-formed leading edges and fuselage skins
Comprehensive processing services	Windows and window assemblies
Empennages	Wing spars and stringers
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
The products that companies within this group design, engineer, build and repair include:

Aircraft and engine mounted accessory drives	Heat exchangers
Cargo hooks	High lift actuation
Cockpit control levers	Hydraulic systems and components
Comprehensive processing services	Landing gear actuation systems
Control system valve bodies	Landing gear components and assemblies
Electronic engine controls	Main engine gear box assemblies
Exhaust nozzles and ducting	Main fuel pumps
Geared transmissions	Secondary flight control systems
Fuel metering units	Vibration absorbers
Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbines engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third-party overhaul facilities. We also continue to develop Federal Aviation Administration, or FAA, approved Designated Engineering Representative, or DER, proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems. Companies in our Aftermarket Services Group repair and overhaul various components for the aviation industry including:

Air cycle machines	Blades and vanes
APUs	Cabin interior panes, shades, light lenses and other plastic components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers

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
We view our name and mark, as well as the Vought and Embee tradenames, as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We continually develop and acquire new intellectual property and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our results of operations, our financial position or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.
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
Raw Materials and Replacement Parts
We purchase raw materials, primarily consisting of extrusions, forgings, castings, aluminum and titanium sheets and shapes and stainless steel alloys, from various vendors. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our operations.
Operating Locations
We conduct our business through operating segments. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at March 31, 2013:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSTRUCTURES GROUP
Triumph Aerospace Systems—Wichita(1)	Triumph Aerospace Systems—Wichita, Inc.	Wichita, KS	Designs and manufactures aircraft windows, sheet metal assemblies (wing spars and leading edges), pilot/co-pilot control wheels, cockpit sun visors, and structural composite parts for the aerospace industry.	Commercial and General Aviation OEMs; General Aviation Aftermarket.	194
Triumph Aerostructures— Vought Aircraft Division	Triumph Aerostructures, LLC	Dallas, TX Grand Prairie, TX Red Oak, TX Hawthorne, CA Torrance, CA Nashville, TN Stuart, FL Milledgeville, GA	Develops and manufactures a wide range of complex aerostructures such as aircraft fuselages, wing and tail assemblies, wing panels and skins, engine nacelles, flight control surfaces and helicopter cabins.	Commercial, General Aviation and Military OEMs.	5,497

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Composite Systems	Triumph Composite Systems, Inc.	Spokane, WA	Designs and manufactures structural and non-structural composites for the aviation industry, including environmental control systems ducting, floor panels, structural thermoplastic clips/brackets as well as a variety of composite interior components.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	610
Triumph Fabrications—Fort Worth(1)	Triumph Fabrications—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	152
Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	332
Triumph Fabrications—Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	117
Triumph Fabrications—San Diego(1)	Triumph Fabrications—San Diego, Inc.	El Cajon, CA	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	153
Triumph Insulation Systems	Triumph Insulation Systems, LLC	Hawthorne, CA Mexicali, Mexico Beijing, China(2)	Produces insulation systems provided to original equipment manufactures, airlines, maintenance, repair and overhaul organizations and air cargo carriers. Also provides products in the ancillary aircraft interiors and spares markets.	Commercial and Military OEMs.	1,128
Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	89
Triumph Structures—East Texas	Triumph Structures—East Texas, Inc.	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	124
Triumph Structures—Everett	Triumph Structures—Everett, Inc.	Everett, WA	Precision machining of complex aluminum and hard metal structural components and subassemblies, serving commercial and military aerospace customers, ranging in size from a few inches to 120 feet long.	Commercial, General Aviation and Military OEMs.	232

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	161
Triumph Structures—Long Island	Triumph Structures—Long Island, LLC	Westbury, NY	Manufactures high-quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	143
Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Brea, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars, for the aviation industry. Machines, welds and assembles large, complex, precision structural components.	Commercial, General Aviation and Military OEMs.	287
Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high-speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	134
TRIUMPH AEROSPACE SYSTEMS GROUP
Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems—UK, Ltd.	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	47
Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	267
Triumph Actuation Systems—Connecticut	Triumph Actuation Systems—Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	152

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Actuation Systems—Valencia(1)	Triumph Actuation Systems—Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	197
Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, instrumentation, assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	95
Triumph Aerospace Systems—Seattle	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	128
Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	154
Triumph Controls— France	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	68
Triumph Controls—Germany Triumph Controls—UK	Triumph Controls—Germany, GmbH Triumph Controls—UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	43
Triumph Engine Control Systems	Triumph Engine Controls Systems, LLC	West Hartford, CT	Manufactures aerospace fuel systems including electronic engine controls, fuel metering units and main pumps.	Commercial, General Aviation and Military OEMs and Aftermarket.	564
Triumph Fabrications—St. Louis	Triumph Fabrications—St. Louis, Inc.	East Alton, IL Orangeburg, SC	Provides maintenance and manufactured solutions for aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Also, produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms.	Commercial, General Aviation and Military Aftermarket.	66

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Fabrications—Phoenix	Triumph Engineered Solutions, Inc.	Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	78
Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	478
Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	29
Triumph Processing — Embee Division	Triumph Processing - Embee Division, Inc.	Santa Ana, CA	Provides comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems.	Commercial and Military OEMs and Specialty Automotive, Medical Device and Electronic Industries	387
Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs engine and aircraft thermal transfer systems and components.	Commercial, General Aviation and Military OEMs.	187
TRIUMPH AFTERMARKET SERVICES GROUP
Triumph Accessory Services—Wellington(1)	The Triumph Group Operations, Inc.	Wellington, KS	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	148
Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and airframe accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	124
Triumph Air Repair(1)	The Triumph Group Operations, Inc.	Chandler, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	105
Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	176

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	136
Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	91
Triumph Instruments—Burbank(1) (3)	Triumph Instruments—Burbank, Inc.	Burbank, CA Van Nuys, CA	Repairs and overhauls aircraft avionics, electrical accessories, power systems and instrumentation. Distributes and repairs smoke detectors, multiple OEM avionic and instrument components as well as industrial instrumentation, controls, valves, miscellaneous components and switches. Install, service and upgrade avionics.	Commercial, General Aviation and Military Aftermarket.	64
Triumph Instruments— Ft. Lauderdale(1) (3)	Triumph Instruments, Inc.	Ft. Lauderdale, FL	Specalizes in exchange, overhaul, and repair of electronic, electromechanical, gyroscopic, and pneumatic aircraft instruments, avionics, and antennas.	Commercial, General Aviation and Military Aftermarket.	41
Triumph Interiors(1)	Triumph Interiors, LLC	Atlanta, GA Oakdale, PA Grand Prairie, TX	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of interior lighting and plastic components.	Commercial Aftermarket.	217
Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	38
CORPORATE AND OTHER
Triumph Group, Inc.	Triumph Group, Inc.	Berwyn, PA	Parent company	N/A	110
Triumph Group—Mexico	Triumph Group—Mexico, S. de R.L. de C.V.	Zacatecas, Mexico	Provides rough machining of gears, actuators and structural components, as well as assembly, fabrications, engineering and composites to Triumph companies and certain customers.	Commercial and General Aviation OEMs	357

(1)	Designates FAA-certified repair station.

(2)
Through an affiliate, Triumph Insulation Systems, LLC holds an 80% controlling interest in a venture, operating in Beijing, China, with Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China.

(3)	These operations were sold in April 2013 and the associated assets and liabilities are treated as Assets Held for Sale at March 31, 2013. See Note 4 of "Notes to Consolidated Financial Statements."
Sales, Marketing and Engineering
While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two marketing teams at the group level who are focused on cross-selling our broad capabilities. One team supports the Aerostructures and Aerospace Systems Groups and the other the Aftermarket Services Group. These teams are responsible for selling systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. In certain limited cases, we use independent, commission-based representatives to serve our customers' changing needs and the current trends in some of the markets and geographic regions in which we operate. During the fiscal year ended March 31, 2013, we terminated our relationship with Triumph Wichita Support Center, a third-party sales organization which had been dedicated solely to a sales effort on behalf of Triumph Group companies.
The two group-level marketing teams operate as the front-end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own technical support, pricing, manufacturing and product support. Also, within the Aerospace Systems Group, we have created a group engineering function to provide integrated solutions to meet our customer needs by designing systems that integrate the capabilities of our companies.
A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor, but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed-price, negotiated contract or purchase order basis.
Backlog
We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. In tracking and reporting our backlog, however, we only include amounts for which we have actual purchase orders with firm delivery dates or contract requirements generally within the next 24 months, which primarily relate to sales to our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements for which we do not have actual purchase orders with firm delivery dates.
As of March 31, 2013, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4,527 million, of which $3,663 million, $832 million and $32 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2012, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4,305 million, of which $3,583 million, $690 million and $32 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $4,527 million, approximately $1,709 million will not be shipped by March 31, 2014.
Dependence on Significant Customer
For the fiscal years ended March 31, 2013, 2012 and 2011, the Boeing Company ("Boeing") represented approximately 49%, 47% and 45%, respectively, of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing could have a material adverse impact on our financial position, results of operations, and cash flows.
United States and International Operations
Our revenues from continuing operations to customers in the United States for the fiscal years ended March 31, 2013, 2012 and 2011 were approximately $3,199 million, $2,944 million, and $2,511 million, respectively. Our revenues from our continuing operations to customers in all other countries for the fiscal years ended March 31, 2013, 2012 and 2011 were approximately $504 million, $464 million, and $395 million, respectively.
As of March 31, 2013 and 2012, our long-lived assets for continuing operations located in the United States were approximately $3,458 million and $3,046 million, respectively. As of March 31, 2013 and 2012, our long-lived assets for continuing operations located in all other countries were approximately $99 million and $90 million, respectively.

Competition
We compete primarily with Tier 1 and Tier 2 aerostructures manufacturers, systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components and subassemblies. OEMs are increasingly focusing on assembly and integration activities while outsourcing more manufacturing, and therefore are less of a competitive force than in previous years.
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
Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees in the United States. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.
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
Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.
Employees
As of March 31, 2013, we employed 13,900 persons, of whom 3,264 were management employees, 143 were sales and marketing personnel, 663 were technical personnel, 884 were administrative personnel and 8,946 were production workers.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 3,798 full-time employees. Currently, approximately 27% of our permanent employees are represented by labor unions and approximately 63% of net sales are derived from the facilities at which at least some employees are unionized. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.
We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2013, 2012 and 2011 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Jeffry D. Frisby	58	President and Chief Executive Officer and Director
M. David Kornblatt	53	Executive Vice President, Chief Financial Officer
John B. Wright, II	59	Vice President, General Counsel and Secretary
Thomas A. Quigley, III	36	Vice President and Controller

Jeffry D. Frisby has been our President and Chief Executive Officer since July 2012 and served as President and Chief Operating Officer from July 2009 to July 2012. Mr. Frisby has been a director of Triumph since July 2012. Mr. Frisby joined the Company in 1998 as President of Frisby Aerospace, Inc. upon its acquisition by Triumph. In 2000, Mr. Frisby was named Group President of the Triumph Control Systems Group and was later named Group President of our Aerospace Systems Group upon its formation in April 2003. Mr. Frisby serves on the Board of Directors of Quaker Chemical Corporation.
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
Thomas A. Quigley, III has been our Vice President and Controller since November 2012, and serves as the Company's principal accounting officer. Mr. Quigley has served as the Company's SEC Reporting Manager since January 2009. From June 2002 until joining Triumph in 2009, Mr. Quigley held various roles within the audit practice of KPMG LLP, including Senior Audit Manager.
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
A substantial percentage of our gross profit and operating income derives from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by sudden hostility in oil-producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, war, terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.
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
The military and defense market is largely dependent upon government budgets, particularly the U.S. defense budget, and an increase in defense spending may not be allocated to programs that would benefit our business. Moreover, the new military aircraft programs in which we participate may not enter full-scale production as expected. A change in the levels of defense spending or levels of military flight operations could curtail or enhance our prospects in the military and defense market depending upon the programs affected.
A substantial portion of our net sales were derived from the military and defense market, which includes primarily indirect sales to the U.S. Government. As a result, our exposure to the military and defense market is significant.
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
Congress and the Administration failed to change or further delay the sequestration of appropriations in government fiscal year (GFY) 2013 imposed by the Budget Control Act of 2011 (Budget Act) and sequestration went into effect on March 1, 2013. As a result, our customers' budgets will be reduced significantly and there may be a direct significant reduction in our customers' contract awards. While we understand customers have started to plan for this sequestration, the specific effects of sequestration are not yet available and cannot be determined by us. The automatic across-the-board cuts from sequestration will approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012 already required by the Budget Act, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and would have significant consequences to our business and industry. Non-DoD agencies could also have significantly reduced budgets. It is likely there will be some disruption of our ongoing programs, impacts to our supply chain and contractual actions (including partial or complete terminations). Consequently, we expect that sequestration, or other budgetary cuts in lieu of sequestration, will have negative effect on our corporation.

We currently have agreements in place with Boeing for orders to support C-17 production through March 2014 and Boeing has authorized and funded Triumph to begin long lead procurement for an additional 10 units that would extend our production through March 2015. Boeing currently has confirmed orders with the U.S. Air Force, India and various other foreign governments to support production of C-17 through 2014 at a rate of approximately 10 aircraft per year. We do not anticipate that the U.S. Air Force will support the procurement of additional C-17 beyond those currently ordered. Boeing has reported that there is interest for additional orders from India, other foreign governments and other potential customers. However, there can be no assurance that these additional orders will materialize. Our business could be adversely impacted if Boeing does not secure future orders from the U.S. Air Force, foreign militaries or other customers. The loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations.
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
The Boeing Company, or Boeing Commercial, Military and Space, represented approximately 49% of our net sales for the fiscal year ended March 31, 2013, covering virtually every Boeing plant and product. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.
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
We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), UTC Aerospace Systems, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Stork Aerospace. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.
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
Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation for potential or identified environmental contamination. Lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites. In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including but not limited to specified exclusions, deductibles and limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the clean-up of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.
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
A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses.
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
Our manufacturing facilities could be damaged or disrupted by a natural disaster, information technology or cyber-attack, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry, however, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, any destruction, manipulation or improper use of our data, information systems or networks, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events.
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
At March 31, 2013, we employed 13,900 people, of which 27.3% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, the International Association of Machinists-represented employees at Vought's Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009 (prior to our acquisition of Vought). A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike. Additionally, our union contract with Local 848 of the United Auto Workers with employees at our Dallas and Grand Prairie, Texas, facilities expires in October 2013. If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results of operations.
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
Financial market conditions may adversely affect the benefit plan assets for our defined benefit plans, increase funding requirements and materially impact our statements of financial position and cash flows.
Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification (ASC), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in our balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or a decrease in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
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
A Department of Defense, or DoD, facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2013, we owned or leased the following facilities.

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSTRUCTURES GROUP
Hot Springs, AR	Manufacturing facility/office	217,300	Owned
Brea, CA	Manufacturing facility	90,000	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	122,400	Leased
Hawthorne, CA	Manufacturing facility	1,348,700	Leased
Lynwood, CA	Processing and finishing facility/office	59,700	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
Torrance, CA	Processing facility	84,700	Leased
Walnut, CA	Manufacturing facility/office	105,000	Leased
Bejing, China	Manufacturing facility/office	43,700	Leased
Stuart, FL	Manufacturing facility	519,700	Leased
Milledgeville, GA	Manufacturing facility/assembly facility	566,200	Owned
Shelbyville, IN	Manufacturing facility/office	193,900	Owned
Wichita, KS	Manufacturing facility/office	190,000	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Leased
Grandview, MO	Manufacturing facility/office	78,000	Owned
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace metal processing	12,500	Leased
Nashville, TN	Manufacturing facility/assembly facility/office	2,198,700	Owned
Dallas, TX	High-speed wind tunnel	28,900	Owned
Dallas, TX	Manufacturing facility/office	4,855,300	Leased
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Grand Prairie, TX	Manufacturing facility	804,500	Leased
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Red Oak, TX	Manufacturing facility/office	255,000	Owned
Everett, WA	Manufacturing facility	153,000	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Chandler, AZ	Manufacturing facility/office	34,300	Leased
Santa Ana, CA	Processing and finishing facility/office	105,145	Owned
San Diego, CA	Force measurement systems facility	7,000	Leased
Valencia, CA	Manufacturing facility/office	87,000	Leased
Bethel, CT	Office	1,700	Leased
Bloomfield, CT	Manufacturing facility/office	29,800	Leased
East Lyme, CT	Manufacturing facility/office	59,600	Owned
West Hartford, CT	Manufacturing facility/office	250,000	Owned
Alfortville, France	Manufacturing facility/office	7,500	Leased
Heiligenhaus, Germany	Manufacturing facility/office	19,214	Leased
East Alton, IL	Machine shop/office	25,000	Leased
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Wichita, KS	Manufacturing facility/office	130,300	Leased
Macomb, MI	Manufacturing facility/office	86,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering office	5,000	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Orangeburg, SC	Machine shop	52,000	Owned
Basildon, UK	Manufacturing facility/office	9,110	Leased
Buckley, UK	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	19,400	Leased

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,700	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Chandler, AZ	Repair and overhaul/office	91,013	Leased
Phoenix, AZ	Repair and overhaul/office	30,000	Leased
Tempe, AZ	Manufacturing facility/office	13,500	Owned
Tempe, AZ	Machine shop	9,300	Owned
Tempe, AZ	Machine shop	32,000	Owned
Burbank, CA (1)	Instrument shop/warehouse/office	23,000	Leased
Ft. Lauderdale, FL (1)	Instrument shop/warehouse/office	11,700	Leased
Atlanta, GA	Manufacturing facility/office	32,000	Leased
Wellington, KS	Repair and overhaul/office	65,000	Leased
Oakdale, PA	Production/warehouse/office	68,000	Leased
Dallas, TX	Production/office	28,600	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
CORPORATE AND OTHER
Berwyn, PA	Office	17,000	Leased
Zacatecas, Mexico	Manufacturing facility/office	270,000	Owned
(1)    These operations were sold in April 2013 and the associated assets and liabilities are treated as Assets Held for Sale at March 31, 2013. See Note 4 of "Notes to the Consolidated Financial Statements."
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
On July 9, 2004, Eaton Corporation and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC (now named Triumph Actuation Systems, LLC), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law (“the civil case”). In particular, the complaint alleged the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation. Triumph Actuation Systems and the individual defendants filed separate responses to Eaton's claims. Triumph Actuation Systems filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina's Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act. We and defendant Jeff Frisby, President of Triumph Actuation Systems at the time the engineer defendants were hired, moved to dismiss the complaint for lack of personal jurisdiction.
In the course of protracted discovery and related litigation over the conduct of discovery, on January 4, 2008, the judge in the civil case, Judge Bobby DeLaughter, recused himself on his own motion. The case was reassigned to Chief Judge W. Swan Yerger. On January 24, 2008, Triumph Actuation Systems filed a motion to stay all discovery in order to review and reconsider Judge DeLaughter's prior orders based on the ongoing federal investigation of an alleged ex parte and inappropriate relationship between Judge DeLaughter and Ed Peters, a lawyer representing Eaton for whom Judge DeLaughter had worked prior to his appointment to the bench. Judge DeLaughter was thereafter suspended from the bench and indicted by a federal grand jury sitting in the Northern District of Mississippi. On July 30, 2009, Judge DeLaughter pled guilty to a count of obstruction of justice contained in the indictment and, on November 13, 2009, was sentenced to 18 months in federal prison.

Triumph Actuation Systems filed other motions relating to this alleged inappropriate relationship with Mr. Peters, including a motion for sanctions. Judge Yerger ordered that this conduct be examined and undertook, along with a newly appointed Special Master, to review Judge DeLaughter's rulings in the case from the time Mr. Peters became involved. On December 22, 2010, the court entered a final order dismissing with prejudice all of the claims that had been asserted by Eaton. The order of dismissal fully ended the litigation of claims by Eaton in the civil case. On December 28, 2010, Eaton filed a notice of appeal to the Mississippi Supreme Court appealing the order of dismissal and other matters.
On December 28, 2010, Triumph, Triumph Actuation Systems and the engineer defendants filed a motion for leave to amend the counterclaims which remained pending to include causes of action based on the Eaton misconduct that led to the dismissal of their claims. Judge Yerger retired from the bench on December 31, 2010, and the matter was reassigned to Judge Jeffrey Weill. On March 14, 2011, Judge Weill granted the motion for leave to amend the counterclaims which were filed on March 18, 2011. Second Supplemental and Amended Counterclaims were filed on February 14, 2013 and discovery is underway, with trial on the counterclaims scheduled to commence on November 4, 2013.
On February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi civil case. Eaton filed counterclaims, essentially repeating the claims that had been dismissed by Judge Yerger in the Mississippi civil case. A motion by Triumph Actuation Systems to dismiss Eaton's counterclaims is awaiting the decision of the court.
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

Range of Market Price
Our Common Stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2012
1st Quarter	$50.47	$39.84
2nd Quarter	54.82	42.78
3rd Quarter	60.90	43.92
4th Quarter	66.77	58.16
Fiscal 2013
1st Quarter	$66.89	$53.46
2nd Quarter	63.88	55.71
3rd Quarter	67.51	60.79
4th Quarter	79.77	65.73

On May 15, 2013, the reported closing price for our Common Stock was $74.37. As of May 15, 2013, there were approximately 128 holders of record of our Common Stock and we believe that our Common Stock was beneficially owned by approximately 30,000 persons.
Dividend Policy
During fiscal 2013 and 2012, we paid cash dividends of $0.16 per share and $0.14 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 30, 2013, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding Common Stock. The dividend is next payable June 15, 2013 to stockholders of record as of May 31, 2013.
Repurchases of Stock
The following summarizes repurchases made pursuant to the Company's share repurchase plan during the three years ended March 31, 2013. In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. From the inception of the program through March 31, 2013, we have repurchased a total of 499,200 shares (prior to fiscal 2012 stock split) for a total purchase price of $19.2 million. As a result, as of May 15, 2013, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1, 2010 - March 31, 2013	—	N/A	499,200	500,800

Equity Compensation Plan Information
The information required regarding equity compensation plan information is included in our Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be held on July 18, 2013, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
The following graph compares the cumulative 5-year total return provided stockholders on Triumph Group, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2008 and its relative performance is tracked through March 31, 2013.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 2000 Index
And The S&P Aerospace & Defense Index

$300
$250
$200
$150
$100
$50
$0
3/08
3/09
3/10
3/11
3/12
3/13
Triumph Group, Inc.
Russell 2000
S&P Aerospace & Defense

* $100 invested on March 31, 2008 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.
** During fiscal year ended March 31, 2013, we moved from the Russell 2000 index to the Russell 1000 index.

	3/08	3/09	3/10	3/11	3/12	3/13
Triumph Group, Inc.	100.00	67.35	124.02	156.84	222.78	279.80
Russell 2000	100.00	62.50	101.72	127.96	127.73	148.55
S&P Aerospace & Defense	100.00	58.17	99.43	109.93	114.92	133.30

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Years Ended March 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,702,702	$3,407,929	$2,905,348	$1,294,780	$1,240,378
Cost of sales	2,763,488	2,564,995	2,231,864	927,211	877,744
	939,214	842,934	673,484	367,569	362,634
Selling, general and administrative expense	241,349	242,553	238,889	157,870	162,109
Depreciation and amortization	129,506	119,724	99,657	54,418	48,611
Acquisition and integration expenses	2,665	6,342	20,902	—	—
Curtailments and early retirement incentives	34,481	(40,400)	—	—	—
Operating income	531,213	514,715	314,036	155,281	151,914
Interest expense and other	68,156	77,138	79,559	28,865	16,929
Gain on early extinguishment of debt	—	—	—	(39)	(880)
Income from continuing operations, before income taxes	463,057	437,577	234,477	126,455	135,865
Income tax expense	165,710	155,955	82,066	41,167	43,124
Income from continuing operations	297,347	281,622	152,411	85,288	92,741
Loss from discontinued operations	—	(765)	(2,512)	(17,526)	(4,745)
Net income	$297,347	$280,857	$149,899	$67,762	$87,996
Earnings per share:
Income from continuing operations:
Basic	$5.99	$5.77	$3.39	$2.59	$2.83
Diluted(6)	$5.67	$5.43	$3.21	$2.56	$2.80
Cash dividends declared per share	$0.16	$0.14	$0.08	$0.08	$0.08
Shares used in computing earnings per share:
Basic	49,663	48,821	45,006	32,918	32,768
Diluted(6)	52,446	51,873	47,488	33,332	33,168

	As of March 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(in thousands)
Balance Sheet Data:
Working capital	$889,913	$741,105	$436,638	$487,411	$372,159
Total assets	5,183,505	4,597,224	4,477,234	1,692,578	1,591,207
Long-term debt, including current portion	1,329,863	1,158,862	1,312,004	505,780	459,396
Total stockholders' equity	$2,045,158	$1,793,369	$1,632,217	$860,686	$788,563

(1)
Includes the acquisitions of Goodrich Pump & Engine Control Systems (March 2013) and Embee, Inc. (December 2012) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(2)	Includes the acquisition of Aviation Network Services, LLC. (October 2011) from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(3)	Includes the acquisition of Vought Aircraft Industries, Inc. (June 2010) from the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(4)	Includes the acquisition of DCL Avionics, Inc. (January 2010) and Fabritech, Inc. (March 2010) from the date of each respective acquisition.

(5)
Includes the acquisition of Merritt Tool Company, Inc., Saygrove Defence and Aerospace Group Limited, The Mexmil Company, LLC and acquisition of the aviation segment of Kongsberg Automotive Holdings ASA from the date of each respective acquisition (March 2009).

(6)
Diluted earnings per share for the fiscal years ended March 31, 2013, 2012 and 2011, included 2,400,439, 2,606,189, and 2,040,896 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.

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
Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where we did not previously participate and further diversifies our customer base in electronic engine controls, fuel metering units and main fuel pumps for both OEM and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group segment from the date of acquisition.
Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing - Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands our current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing - Embee Division, Inc. are included in the Aerospace Systems Group segment from the date of acquisition. The acquisitions of GPECS and Embee are collectively referred to hereafter as the "fiscal 2013 acquisitions."
Financial highlights for the fiscal year ended March 31, 2013 include:

•	Net sales for fiscal 2013 increased 8.6% to $3.70 billion, including an 8.0% increase due to organic growth.

•	Operating income in fiscal 2013 increased 3.2% to $531.2 million.

•	Non-GAAP operating income excluding curtailments and early retirement incentives for fiscal 2013 was $565.7 million compared to $474.3 million for fiscal 2012, increase of $91.4 million, or 19.2%.

•	Net income for fiscal 2013 increased 5.9% to $297.3 million.

•
Backlog increased 5.2% over the prior year to $4.53 billion. For the fiscal year ended March 31, 2012, backlog increased substantially from what we had previously reported. During our fiscal fourth quarter, we detected an inadvertent error in how one portion of our 24-month backlog was being reported.

For the fiscal year ended March 31, 2013, net sales totaled $3.70 billion, an 8.6% increase from fiscal year 2012 net sales of $3.41 billion. Net income for fiscal year 2013 increased 5.9% to $297.3 million, or $5.67 per diluted common share, versus $280.9 million, or $5.41 per diluted common share, for fiscal year 2012. As discussed in further detail below under "Results of Operations," the increase in net income is attributable to the increase in sales offset by the curtailments and early retirement incentives of $34.5 million.
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2013, we generated $320.9 million of cash flows from operating activities, used $467.4 million in investing activities and received $148.6 million from financing activities. Cash flows from operating activities in fiscal year 2013 included $109.8 million in pension contributions versus $122.2 million in fiscal year 2012.
We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales increased in fiscal 2013 due to continuing improvement to the overall economy, increased build rates by Boeing and Airbus, increased passenger traffic from previously depressed levels and MRO market share gain. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.

Congress and the Administration failed to change or further delay the sequestration of appropriations in government fiscal year (GFY) 2013 imposed by Budget Control Act of 2011 (Budget Act) and sequestration went into effect on March 1, 2013. Our customers' budgets will be reduced significantly and there may be a direct significant reduction in our customers' contract awards. While we understand customers have started to plan for sequestration, the specific effects of sequestration are not yet available and cannot be determined by us. The automatic across-the-board cuts from sequestration will approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012 already required by the Budget Act, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and would have significant consequences to our business and industry. Non-DoD agencies could also have significantly reduced budgets. It is likely there will be some disruption of our ongoing programs, impacts to our supply chain and contractual actions (including partial or complete terminations). Consequently, we expect that sequestration, or other budgetary cuts in lieu of sequestration, will have a negative effect on our corporation.
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in association with our relocation from our Jefferson Street facilities. As of March 31, 2013, we have incurred approximately $53.5 million in capital expenditures and $71.2 million in inventory costs associated with the Bombardier Global 7000/8000 program, for which we have not yet begun to deliver.
On May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures - Farnborough and Triumph Structures - Thailand and be included in the Aerostructures Group. Together, Triumph Structures - Farnsborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components. Primus Composites employs approximately 650 employees.

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments and early retirement incentives and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is income from continuing operations. In calculating Adjusted EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our Adjusted EBITDA.

Adjusted EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 15 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Curtailments and early retirement incentives may be useful for investors to consider because it represents the current period impact of the change in the defined benefit obligation due to the reduction in future service costs as well as the incremental cost of retirement incentive benefits paid to participants. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

•
Amortization of acquired contract liabilities may be useful for investors to consider because it represents the non-cash earnings on the fair value of off-market contracts acquired through acquisitions. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2013	2012	2011
Income from continuing operations	$297,347	$281,622	$152,411
Amortization of acquired contract liabilities	(25,644)	(26,684)	(29,214)
Depreciation and amortization	129,506	119,724	99,657
Curtailments and early retirement incentives	34,481	(40,400)	—
Interest expense and other	68,156	77,138	79,559
Income tax expense	165,710	155,955	82,066
Adjusted EBITDA	$669,556	$567,355	$384,479

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$531,213	$469,873	$103,179	$45,380	$(87,219)
Curtailments and early retirement incentives	34,481	—	—	—	34,481
Amortization of acquired contract liabilities	(25,644)	(25,457)	(187)	—	—
Depreciation and amortization	129,506	95,884	19,870	9,118	4,634
Adjusted EBITDA	$669,556	$540,300	$122,862	$54,498	$(48,104)

	Fiscal year ended March 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$514,715	$403,414	$90,035	$31,859	$(10,593)
Curtailments and early retirement incentives	(40,400)	—	—	—	(40,400)
Amortization of acquired contract liabilities	(26,684)	(26,684)	—	—	—
Depreciation and amortization	119,724	89,113	17,363	9,487	3,761
Adjusted EBITDA	$567,355	$465,843	$107,398	$41,346	$(47,232)

	Fiscal year ended March 31, 2011
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$314,036	$267,783	$75,292	$28,774	$(57,813)
Amortization of acquired contract liabilities	(29,214)	(29,214)	—	—	—
Depreciation and amortization	99,657	69,451	17,183	11,101	1,922
Adjusted EBITDA	$384,479	$308,020	$92,475	$39,875	$(55,891)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

	Year Ended March 31,
	2013	2012
	(in thousands)
Net sales	$3,702,702	$3,407,929
Segment operating income	$618,432	$525,308
Corporate general and administrative expenses	(87,219)	(10,593)
Total operating income	531,213	514,715
Interest expense and other	68,156	77,138
Income tax expense	165,710	155,955
Income from continuing operations	297,347	281,622
Loss from discontinued operations, net	—	(765)
Net income	$297,347	$280,857

Net sales increased by $294.8 million, or 8.6%, to $3.7 billion for the fiscal year ended March 31, 2013 from $3.4 billion for the fiscal year ended March 31, 2012. The results for fiscal 2013 included an increase in organic sales of $272.6 million, or 8.0%, due to the expected increase in commercial production rates of various customer programs. The fiscal 2013 acquisitions contributed $22.2 million in increased net sales.
Cost of sales increased by $198.5 million, or 7.7%, to $2.8 billion for the fiscal year ended March 31, 2013 from $2.6 billion for the fiscal year ended March 31, 2012. This increase in cost of sales resulted from the increase in sales. Gross margin for the fiscal year ended March 31, 2013 was 25.4% compared with 24.7% for the fiscal year ended March 31, 2012. Gross margin was favorably impacted by decreased pension and other postretirement benefit expense ($14.6 million), changes in the overall sales mix, as well as the margin on nonrecurring customer settlements ($9.5 million). These favorable items were partially offset by the net unfavorable cumulative catch-up adjustments on long-term contracts discussed further below.
Segment operating income increased by $93.1 million, or 17.7%, to $618.4 million for the fiscal year ended March 31, 2013 from $525.3 million for the fiscal year ended March 31, 2012. The segment operating income increase was a direct result of the sales volume increases and contribution from the fiscal 2013 acquisitions ($5.0 million). These improvements were partially offset by net unfavorable cumulative catch-up adjustments ($14.6 million), increased legal fees ($1.5 million) and production delay and related costs due to Hurricane Sandy ($1.6 million). The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $15.9 million and gross unfavorable adjustments of $30.5 million. The cumulative catch-up adjustments were principally due to provisions for technical problems on production lots on early-stage programs and revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities. Segment operating income for the fiscal year ended March 31, 2012 included net favorable cumulative catch-up adjustments of $18.3 million.
Corporate expenses increased by $76.6 million, or 723.4% (almost entirely attributed to net curtailment increases of $74.9 million) to $87.2 million for the fiscal year ended March 31, 2013 from $10.6 million for the fiscal year ended March 31, 2012. Corporate expenses increased primarily due to pension curtailment losses and early retirement incentives ($34.5 million) for the fiscal year ended March 31, 2013, as compared to a curtailment gain, net of special termination benefits associated with amendments made to certain defined benefit plans of $40.4 million for the fiscal year ended March 31, 2012. Corporate expenses also included $4.1 million in acquisition-related transaction costs associated with the fiscal 2013 acquisitions.
Interest expense and other decreased by $9.0 million, or 11.6%, to $68.2 million for the fiscal year ended March 31, 2013 compared to $77.1 million for the prior year. This decrease was due to lower average debt outstanding during the fiscal year ended March 31, 2013 due to the net decrease of the Credit Facility, along with lower interest rates. During the fiscal year ended March 31, 2012, interest expense and other included the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the Term Loan and an additional $2.5 million amortization of discount on the Convertible Notes offset by a $2.9 million favorable fair value adjustment due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to reductions in the projected earnings over the respective earnout periods. The discount on the Convertible Notes was fully amortized as of September 30, 2011.

The effective income tax rate was 35.8% for the fiscal year ended March 31, 2013 and 35.6% for the fiscal year ended March 31, 2012. The effective income tax rate for the fiscal year ended March 31, 2013 reflects the retroactive reinstatement of the research and development tax credit back to January 2012. The income tax provision for the fiscal year ended March 31, 2013 included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of March 31, 2013. The income tax provision for the fiscal year ended March 31, 2012 included $1.6 million of tax expense due to the recapture of domestic production deductions taken in prior carryback periods, offset by a $1.2 million net tax benefit related to provision to return adjustments upon filing our fiscal 2011 tax return. The effective income tax rate for fiscal 2012 was impacted by the expiration of the research and development tax credit as of December 31, 2011 and the absence of the domestic production deduction due to the Company's net operating loss position for the fiscal year ended March 31, 2012.
In July 2011, the Company completed the sale of Triumph Precision Castings Co. for proceeds of $3.9 million, resulting in no gain or loss on the disposition. For the fiscal year ended March 31, 2013, there was no gain or loss from discontinued operations.
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

Net sales increased by $502.6 million, or 17.3%, to $3.4 billion for the fiscal year ended March 31, 2012 from $2.9 billion for the fiscal year ended March 31, 2011. The results for fiscal 2012 include full-year contribution from the acquisition of Vought, as compared to results from June 16, 2010 through March 31, 2011 in fiscal 2011. The acquisitions of Vought and ANS contributed $1.9 billion in net sales in fiscal 2012, as compared to $1.5 billion in net sales in fiscal 2011. Excluding the effects of the acquisitions of Vought and ANS, organic sales increased $90.9 million, or 6.6%, due to the expected increase in commercial production rates of various customer programs. The fiscal year ended March 31, 2011 was negatively impacted by challenges such as the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).
Cost of sales increased by $333.1 million, or 14.9%, to $2.6 billion for the fiscal year ended March 31, 2012 from $2.2 billion for the fiscal year ended March 31, 2011. This increase resulted from the acquisitions noted above, which contributed an additional $264.9 million. Gross margin for the fiscal year ended March 31, 2012 was 24.7% compared with 23.2% for the fiscal year ended March 31, 2011. The improvement in gross margin was due to synergies related to acquisition of Vought, lower pension and other postretirement benefit expenses and favorable cumulative catch-up adjustments on long-term contracts discussed further below.
Segment operating income increased by $153.5 million, or 41.3%, to $525.3 million for the fiscal year ended March 31, 2012 from $371.8 million for the fiscal year ended March 31, 2011. The operating income increase was due to the contribution from the acquisitions noted above ($133.2 million) and increased organic sales ($14.3 million). The contribution of Vought included net favorable cumulative catch-up adjustments to operating income ($18.3 million) and lower pension and other postretirement benefit expenses ($34.9 million). Segment operating income also improved due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration of Vought ($19.1 million). The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $29.5 million and gross unfavorable adjustments of $11.3 million. The cumulative catch-up adjustments were due to lower overall overhead cost assumptions, revisions in our mix of various material and labor costs related to our efforts to gain efficiencies through expansion of our in-sourcing capabilities and the reduction in provisions for technical problems on production lots at or near completion, net of ERP system implementation expenses.
Corporate expenses decreased by $47.2 million, or 81.7%, to $10.6 million for the fiscal year ended March 31, 2012 from $57.8 million for the fiscal year ended March 31, 2011. Corporate expenses decreased primarily due to $40.4 million in defined benefit pension plan curtailment gain, net of special termination benefits associated with amendments made to certain defined benefit plans. Corporate expenses also included $6.3 million in acquisition-related transaction and integration costs associated with the acquisition of Vought for the fiscal year ended March 31, 2012, as compared to $20.9 million for the fiscal year ended March 31, 2011. Absent the aforementioned improvements to corporate expenses were increases due to increased compensation and benefits ($4.9 million) due to increased corporate head count as a result of growth as compared to the prior year, and an increase of $1.9 million of costs related to our Mexican facility compared to the prior-year period.
Interest expense and other decreased by $2.4 million, or 3.0%, to $77.1 million for the fiscal year ended March 31, 2012 compared to $79.6 million for the prior year. This decrease was due to lower average debt outstanding during the fiscal year ended March 31, 2012 due to the extinguishment of the term loan credit agreement (the "Term Loan") in April 2011, along with lower interest rates on our revolving credit facility. Interest expense and other includes the write-off of $7.7 million of unamortized discounts and deferred financing fees associated with the extinguishment of the Term Loan, offset by a $2.9 million favorable fair value adjustment due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to reductions in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the assets were recoverable. The fiscal year ended March 31, 2011 also included an additional $4.0 million for amortization of discount on the Convertible Notes. The discount on the Convertible Notes was fully amortized as of September 30, 2011.
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
Business Segment Performance
We report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
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

The Aerostructures segment consists of the Company's operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment's revenues are derived from the design, manufacture, assembly and integration of both build-to-print and proprietary metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces as well as helicopter cabins. Further, the segment's operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis.
The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design a wide range of proprietary and build-to-print components and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, engine control systems, accumulators, mechanical control cables, non-structural cockpit components and metal processing. These products are sold to various aerospace OEMs on a global basis.
The Aftermarket Services segment consists of the Company's operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators, and pneumatic drive units. In addition, the segment's operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The segment's operations also perform repair and overhaul services and supply spare parts for various types of gauges for a broad range of commercial airlines on a worldwide basis.
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

	Year Ended March 31,
	2013	2012	2011
Aerostructures
Commercial aerospace	43.9%	39.4%	35.4%
Military	18.9	23.5	26.4
Business Jets	11.2	11.3	9.7
Regional	0.5	0.5	0.6
Non-aviation	0.7	0.7	1.0
Total Aerostructures net sales	75.2%	75.4%	73.1%
Aerospace Systems
Commercial aerospace	6.3%	5.9%	5.7%
Military	7.9	7.7	9.3
Business Jets	0.7	0.8	0.8
Regional	0.4	0.5	0.7
Non-aviation	1.2	1.1	1.0
Total Aerospace Systems net sales	16.5%	16.0%	17.5%
Aftermarket Services
Commercial aerospace	6.8%	6.6%	7.0%
Military	1.0	0.9	1.2
Business Jets	0.3	0.4	0.4
Regional	0.1	0.2	0.2
Non-aviation	0.1	0.5	0.6
Total Aftermarket Services net sales	8.3%	8.6%	9.4%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market. Due to the continued strength in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act and the sequestration discussed above, we expect the declining trend in the military end market to continue.
Business Segment Performance—Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

	Year Ended March 31,		% Change	% of Total Sales
	2013	2012		2013	2012
	(in thousands)
NET SALES
Aerostructures	$2,781,344	$2,571,576	8.2%	75.1%	75.4%
Aerospace Systems	615,771	551,800	11.6%	16.6%	16.2%
Aftermarket Services	314,507	292,674	7.5%	8.5%	8.6%
Elimination of inter-segment sales	(8,920)	(8,121)	9.8%	(0.2)%	(0.2)%
Total net sales	$3,702,702	$3,407,929	8.6%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2013	2012		2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$469,873	$403,414	16.5%	16.9%	15.7%
Aerospace Systems	103,179	90,035	14.6%	16.8%	16.3%
Aftermarket Services	45,380	31,859	42.4%	14.4%	10.9%
Corporate	(87,219)	(10,593)	723.4%	n/a	n/a
Total segment operating income	$531,213	$514,715	3.2%	14.3%	15.1%

	Year Ended March 31,		% Change	% of Segment Sales
	2013	2012		2013	2012
Adjusted EBITDA
Aerostructures	$540,300	$465,843	16.0%	19.4%	18.1%
Aerospace Systems	122,862	107,398	14.4%	20.0%	19.5%
Aftermarket Services	54,498	41,346	31.8%	17.3%	14.1%
Corporate	(48,104)	(47,232)	1.8%	n/a	n/a
	$669,556	$567,355	18.0%	18.1%	16.6%

Aerostructures:    The Aerostructures segment net sales increased by $209.8 million, or 8.2%, to $2.8 billion for the fiscal year ended March 31, 2013 from $2.6 billion for the fiscal year ended March 31, 2012. The increase was entirely organic and was due to increases in our customers' production rates on existing programs and recent product introductions.

Aerostructures cost of sales increased by $153.8 million, or 7.8%, to $2.1 billion for the fiscal year ended March 31, 2013 from $2.0 billion for the fiscal year ended March 31, 2012. The increase primarily resulted from the increase in sales, as noted above. Gross margin for the fiscal year ended March 31, 2013 was 23.6% compared with 23.4% for the fiscal year ended March 31, 2012. While the gross margin percent was relatively flat, during the fiscal year ended March 31, 2013 there were offsetting charges consisting of net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $15.9 million and gross unfavorable adjustments of $30.5 million, lower pension and other postretirement benefit expense of $14.6 million and nonrecurring customer settlements of $9.5 million. Segment cost of sales for the fiscal year ended March 31, 2012 included net favorable cumulative catch-up adjustments of $18.3 million.
Aerostructures segment operating income increased by $66.5 million, or 16.5%, to $469.9 million for the fiscal year ended March 31, 2013 from $403.4 million for the fiscal year ended March 31, 2012. Operating income increased due to the increase in sales and gross margin mentioned above. In addition, operating income improved due to lower compensation and benefits ($3.1 million) as a result of continued integration including early retirements offered to salaried employees and expanded in-sourcing. Additionally, these same factors contributed to the increase in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales increased to 16.9% for the fiscal year ended March 31, 2013 as compared with 15.7% for the fiscal year ended March 31, 2012, due to increased sales, lower compensation and benefits and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in the Adjusted EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $64.0 million, or 11.6%, to $615.8 million for the fiscal year ended March 31, 2013 from $551.8 million for the fiscal year ended March 31, 2012. The fiscal 2013 acquisitions contributed $22.2 million of increased sales. Organic net sales increased due to continued improvements in the broader commercial market and benefits from large outsourcing programs.
Aerospace Systems cost of sales increased by $38.9 million, or 10.3%, to $415.0 million for the fiscal year ended March 31, 2013 from $376.1 million for the fiscal year ended March 31, 2012. The increase resulted from increased net sales. Gross margin for the fiscal year ended March 31, 2013 was 32.6% compared with 31.8% for the fiscal year ended March 31,

2012. The improvement in gross margin was due to changes in our sales mix, as well as increased efficiencies in production associated with a higher volume of work.
Aerospace Systems segment operating income increased by $13.1 million, or 14.6%, to $103.2 million for the fiscal year ended March 31, 2013 from $90.0 million for the fiscal year ended March 31, 2012. Operating income increased primarily due to increases in gross margin due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales, offset by increased legal fees ($2.1 million), increased development costs ($2.1 million), increased amortization expense ($1.6 million) due to additional intangible assets from the fiscal 2013 acquisitions and production delay and related costs due to Hurricane Sandy ($1.5 million). These same factors, except for the increased amortization expense, contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 16.8% for the fiscal year ended March 31, 2013 as compared with 16.3% for the fiscal year ended March 31, 2012, due to improvements in gross margin and operating income as noted above, which also caused the improvements in Adjusted EBITDA margin.
Aftermarket Services:    The Aftermarket Services segment net sales increased by $21.8 million, or 7.5%, to $314.5 million for the fiscal year ended March 31, 2013 from $292.7 million for the fiscal year ended March 31, 2012. Organic sales increased $13.7 million, or 4.7%, and the acquisition of Aviation Network Services, LLC ("ANS") contributed $8.2 million in net sales. Organic net sales increased primarily due to higher military sales and market share gains.
Aftermarket Services cost of sales increased by $7.9 million, or 3.5%, to $229.5 million for the fiscal year ended March 31, 2013 from $221.6 million for the fiscal year ended March 31, 2012. The increase resulted primarily from increased sales. Gross margin for the fiscal year ended March 31, 2013 was 27.0% compared with 24.3% for the fiscal year ended March 31, 2012. The increase in gross margin was impacted by the changes in our sales mix and increased efficiencies in production associated with higher volume of work.
Aftermarket Services segment operating income increased by $13.5 million, or 42.4%, to $45.4 million for the fiscal year ended March 31, 2013 from $31.9 million for the fiscal year ended March 31, 2012. Operating income increased primarily due to the improved gross margin noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 14.4% for the fiscal year ended March 31, 2013 as compared with 10.9% for the fiscal year ended March 31, 2012, due to the gross margin improvements noted above, which also caused improvements in Adjusted EBITDA margin.
Business Segment Performance—Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

	Year Ended March 31,		% Change	% of Total Sales
	2012	2011		2012	2011
	(in thousands)
NET SALES
Aerostructures	$2,571,576	$2,126,040	21.0%	75.5%	73.2%
Aerospace Systems	551,800	513,435	7.5%	16.2%	17.7%
Aftermarket Services	292,674	272,728	7.3%	8.6%	9.4%
Elimination of inter-segment sales	(8,121)	(6,855)	18.5%	(0.2)%	(0.2)%
Total net sales	$3,407,929	$2,905,348	17.3%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2012	2011		2012	2011
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$403,414	$267,783	50.6%	15.7%	12.6%
Aerospace Systems	90,035	75,292	19.6%	16.3%	14.7%
Aftermarket Services	31,859	28,774	10.7%	10.9%	10.6%
Corporate	(10,593)	(57,813)	(81.7)%	n/a	n/a
Total segment operating income	$514,715	$314,036	63.9%	15.1%	10.8%

	Year Ended March 31,		% Change	% of Total Sales
	2012	2011		2012	2011
Adjusted EBITDA
Aerostructures	$465,843	$308,020	51.2%	18.1%	14.5%
Aerospace Systems	107,398	92,475	16.1%	19.5%	18.0%
Aftermarket Services	41,346	39,875	3.7%	14.1%	14.6%
Corporate	(47,232)	(55,891)	(15.5)%	n/a	n/a
	$567,355	$384,479	47.6%	16.6%	13.2%

Aerostructures:    The Aerostructures segment net sales increased by $445.5 million, or 21.0%, to $2.6 billion for the fiscal year ended March 31, 2012 from $2.1 billion for the fiscal year ended March 31, 2011. The increase was primarily due to the acquisition of Vought ($407.4 million), in addition to an increase in organic sales of $38.1 million, or 6.4% due to the increase in commercial production rates of various customer programs. The fiscal year ended March 31, 2011, was negatively impacted by the decreased demand for business jets and regional jets as well as commercial rate reductions (particularly in the 777 program).
Aerostructures cost of sales increased by $295.7 million, or 17.7%, to $1.97 billion for the fiscal year ended March 31, 2012 from $1.68 billion for the fiscal year ended March 31, 2011. The increase primarily resulted from the acquisition of Vought, which contributed an additional $262.7 million to cost of sales. Gross margin for the fiscal year ended March 31, 2012 was 23.4% compared with 21.2% for the fiscal year ended March 31, 2011. The improvement in gross margin was due to synergies related to the acquisition of Vought, lower pension and other postretirement benefit expenses and favorable cumulative catch-up adjustments on long-term contracts discussed further below.
Aerostructures segment operating income increased by $135.6 million, or 50.6%, to $403.4 million for the fiscal year ended March 31, 2012 from $267.8 million for the fiscal year ended March 31, 2011. Operating income increased due to the increase in organic sales ($4.0 million) and contribution from the acquisition of Vought ($131.6 million). The contribution of Vought included cumulative catch-up adjustments to operating income with gross favorable adjustments of $29.5 million and gross unfavorable adjustments of $11.3 million, as well as lower pension and other postretirement benefit expenses of $34.9 million, due to expected returns on plan assets exceeding interest cost, plus the amortization of prior service credits impacted by Fiscal 2011 plan amendments. The contribution of Vought also included improvements due to decreases in overall head count resulting in lower compensation and benefits primarily as a result of the continued integration ($18.5 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales increased to 15.7% for the fiscal year ended March 31, 2012 as compared with 12.6% for the fiscal year ended March 31, 2011, due to the net favorable cumulative catch-up adjustments and lower pension and other postretirement benefit expenses discussed above, which also caused the improvements in Adjusted EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $38.4 million, or 7.5%, to $551.8 million for the fiscal year ended March 31, 2012 from $513.4 million for the fiscal year ended March 31, 2011. Net sales increased due to continued improvements in the broader commercial market and benefits from large outsourcing programs.
Aerospace Systems cost of sales increased by $17.2 million, or 4.8%, to $376.1 million for the fiscal year ended March 31, 2012 from $358.9 million for the fiscal year ended March 31, 2011. The increase resulted primarily from increased net sales. Gross margin for the fiscal year ended March 31, 2012 was 31.8% compared with 30.1% for the fiscal year ended March 31, 2011. The improvement in gross margin was due to changes in our sales mix, as well as increased efficiencies in production associated with higher volume of work.
Aerospace Systems segment operating income increased by $14.7 million, or 19.6%, to $90.0 million for the fiscal year ended March 31, 2012 from $75.3 million for the fiscal year ended March 31, 2011. Operating income increased primarily due to increases in gross margin ($9.0 million) due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales ($12.2 million), offset by increased legal fees ($2.4 million) due in part to the inclusion in the prior year of the net recovery of $0.8 million of prior legal costs and increased development costs ($4.6 million). These same factors contributed to the increase in Adjusted EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.3% for the fiscal year ended March 31, 2012 as compared with 14.7% for the fiscal year ended March 31, 2011, due to improvements in gross margin as noted above, which also caused the improvements in Adjusted EBITDA margin.
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
Aftermarket Services cost of sales increased by $17.1 million, or 8.3%, to $221.6 million for the fiscal year ended March 31, 2012 from $204.6 million for the fiscal year ended March 31, 2011. The increase resulted primarily from increased net sales. Gross margin for the fiscal year ended March 31, 2012 was 24.3% compared to 25.0% for the fiscal year ended March 31, 2011. The decline in gross margin was impacted by the changes in our sales mix, partially offset by increased efficiencies in production associated with higher volume of work.
Aftermarket Services segment operating income increased by $3.1 million, or 10.7%, to $31.9 million for the fiscal year ended March 31, 2012 from $28.8 million for the fiscal year ended March 31, 2011. Operating income increased primarily due to contribution from the acquisition of ANS ($1.6 million) and increased efficiencies in production associated with higher volume of work ($0.9 million). Also, the period was favorably impacted by decreased depreciation and amortization expense ($1.6 million) as certain intangible assets became fully depreciated during fiscal 2011, offset by $1.1 million in increased bad debt reserves associated with the bankruptcies of American Airlines, Pinnacle and Aveos. These same factors contributed to the increase in Adjusted EBITDA year over year; however, the growth in Adjusted EBITDA was less than the growth in operating income, as depreciation and amortization was lower in fiscal year 2012 versus fiscal year 2011.
Aftermarket Services segment operating income as a percentage of segment sales increased to 10.9% for the fiscal year ended March 31, 2012 as compared with 10.6% for the fiscal year ended March 31, 2011, due to the increase in sales volume and related efficiencies noted above. However, the Adjusted EBITDA margin declined as $1.6 million of our operating income improvement was due to lower depreciation and amortization, which does not impact Adjusted EBITDA.
Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2013, we generated approximately $320.9 million of cash flow from operating activities, used approximately $467.4 million in investing activities and received approximately $148.6 million from financing activities. Cash flows from operating activities included $109.8 million in pension contributions in fiscal 2013, compared to $122.2 million in fiscal 2012.
For the fiscal year ended March 31, 2013, we had a net cash inflow of $320.9 million from operating activities, an inflow increase of $93.1 million, compared to a net cash inflow of $227.8 million for the fiscal year ended March 31, 2012. During fiscal 2013, net cash provided by operating activities was primarily due to increased receipts on accounts receivable of approximately $314.4 million driven by additional sales from the expected increases in commercial production rates on various programs.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs. During fiscal 2013, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program, was $51.8 million, an increase of $32.4 million, compared to the prior year. Additionally, inventory build for mature programs, including costs associated with announced increasing build rates on several programs was approximately $47.9 million, a decrease of $6.4 million compared to the same period in the prior year. Unliquidated progress payments netted against inventory decreased $40.3 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain flat over the next few quarters.
Cash flows used in investing activities for the fiscal year ended March 31, 2013 increased $397.6 million from the fiscal year ended March 31, 2012 principally due to the Fiscal 2013 Acquisitions ($350.4 million). Cash flows from financing activities for the fiscal year ended March 31, 2013 increased $314.9 million from the fiscal year ended March 31, 2012 principally due to the proceeds from the issuance of Senior Notes ($375.0 million) offset by the redemption of certain Convertible Notes ($19.3 million).
As of March 31, 2013, $872.7 million was available under our revolving credit facility (the “Credit Facility”).  On March 31, 2013, an aggregate amount of approximately $95.8 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $1,000.0 million, with a $50.0 million accordion feature, from $850.0 million, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants. The amendment resulted in a more favorable pricing grid and a more streamlined package of covenants and restrictions.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $1,000.0 million outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 2.75%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.30% and 0.50% on the unused portion of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by the Company's domestic subsidiaries.
The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2013, the Company was in compliance with all such covenants.
In February 2013, the Company issued the 2021 Notes for $375.0 million in principal amount. The 2021 Notes were sold at 100% of principal amount and have an effective interest yield of 4.875%. Interest on the 2021 Notes is payable semiannually in cash in arrears on April 1 and October 1 of each year. We used the net proceeds to repay borrowings under our Credit Facility and pay related fees and expenses, and for general corporate purposes. In connection with the issuance of the 2021 Notes, the Company incurred approximately $6.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.
Cash flows from operating activities for the fiscal year ended March 31, 2012 increased $85.5 million or 60.1%, from the fiscal year ended March 31, 2011. This increase was comprised of an increase in cash flows from earnings of $189.4 million, partially offset by cash used for working capital of $106.1 million. Cash from earnings is net income exclusive of non-cash charges such as depreciation, amortization and deferred taxes.
For the fiscal year ended March 31, 2012, we had a net cash inflow of $227.8 million from operating activities, an inflow increase of $85.5 million compared to a net cash inflow of $142.3 million for the fiscal year ended March 31, 2011. During fiscal 2012, net cash provided by operating activities was primarily due to increased receipts of approximately $578.8 million due to the full-year contribution from the fiscal 2011 acquisition of Vought.
During fiscal 2012, we began to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs. During fiscal 2012, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program, was $19.4 million. Additionally, inventory build for mature programs, including costs associated with announced increasing build rates on several programs was approximately $54.3 million. Unliquidated progress payments netted against inventory increased $26.2 million due to timing of receipts. Net cash inflows from operating activities for the fiscal year ended March 31, 2012 included the receipt of an income tax refund of $29.3 million as a result of carrying back prior year's tax losses incurred as part of the acquisition of Vought from fiscal 2011.
Cash flows used in investing activities for the fiscal year ended March 31, 2012 decreased $349.2 million from the fiscal year ended March 31, 2011. Our cash flows used in investing activities decreased as the fiscal year ended March 31, 2011 included the acquisition of Vought ($333.1 million). Cash flows used in investing activities for the fiscal year ended March 31, 2012 included $20.0 million in funds received from escrow on the acquisition of Vought for the settlement of opening balance sheet liabilities, offset by $7.3 million in cash payments for the acquisition of Aviation Network Services, LLC. Cash flows from financing activities for the fiscal year ended March 31, 2012 decreased $324.6 million from the fiscal year ended March 31, 2011 due to the extinguishment of the Term Loan ($350.0 million), the redemption of certain Convertible Notes ($50.4 million), and the payment of contingent earnouts and deferred acquisition payments ($7.3 million).
At March 31, 2013, $27.4 million of cash and cash equivalents were held by foreign subsidiaries and were primarily denominated in foreign currencies. If these amounts would be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. We currently expect to utilize the balances to fund our foreign operations, including $11.3 million used in May 2013 in part to fund the acquisition of Triumph Structures-Farnborough and Triumph Structures-Thailand.
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
In February 2013, the Company amended its $175.0 million receivable securitization facility (the "Securitization Facility") extending the term through February 2016. Under the Securitization Facility, the Company sells on a revolving basis certain accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2013, the maximum amount available under the Securitization Facility was $175.0 million of which there was $150.0 million outstanding. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 102% of the maximum amount available under the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC. The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.
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
During February 2008, we exercised existing authority to make stock repurchases and repurchased 220,000 shares of our outstanding shares under the program for an aggregate consideration of $12.3 million, funded by borrowings under our Credit Facility. In February 2008, the Company's Board of Directors then authorized an increase in our existing stock repurchase program by up to an additional 500,000 shares of our common stock. As a result, as of May 29, 2013, we remain able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
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
The Company received net proceeds from the sale of the Convertible Notes of approximately $195.0 million after deducting offering expenses of approximately $6.3 million. The use of the net proceeds from the sale was for prepayment of our then-outstanding Senior Notes, including a "make whole" premium, fees and expenses in connection with the prepayment, and to repay a portion of the outstanding indebtedness under our Credit Facility. Debt issuance costs were fully amortized as of September 30, 2011.
The Convertible Notes bear interest at a fixed rate of 2.625% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. The value of the derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2013.
The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 36.8162 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.16 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture agreement. For the periods from January 1, 2011 through March 31, 2013, the Convertible Notes were eligible for conversion. In March and April 2013, the Company received notice of conversion from holders of $77.3 million in principal value of the Convertible Notes. These conversions were settled in first quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 1,844,714 shares. In April 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding March 31, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through June 30, 2013. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.16. The average price of the Company's common stock for the fiscal years ended March 31, 2013, 2012 and 2011 was $64.30, $53.26 and $39.48, respectively. Therefore, 2,400,439 , 2,606,189 and 2,040,896 additional shares, respectively, were included in the diluted earnings per share calculation.
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
Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amount of the Convertible Notes. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19.3 million and $50.4 million, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 and 772.438 shares, respectively.
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

Capital expenditures were $126.9 million for the fiscal year ended March 31, 2013 which includes the construction of our facilities in Red Oak, Texas. We funded these expenditures through cash from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $340.0 million to $360.0 million for our fiscal year ending March 31, 2014, of which $115.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal(1)	$1,333,386	$133,930	$178,412	$283,213	$737,831
Debt-interest(2)	350,646	66,763	129,400	119,766	34,717
Operating leases	91,536	20,953	43,045	9,018	18,520
Contingent payments	3,600	1,600	900	1,100	—
Purchase obligations	1,715,542	1,076,575	618,556	20,092	319
Total	$3,494,710	$1,299,821	$970,313	$433,189	$791,387
_______________________________________________

(1)
Included in the Company's consolidated balance sheet at March 31, 2013, plus discounts on 2017 Notes and 2018 Notes of $1.7 million and $1.9 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.

(2)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $7.7 million as of March 31, 2013 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, TX and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $18.1 million in capital expenditures during the fiscal year ended March 31, 2013 associated with this plan, and expects total capital expenditures to be between approximately $90.8 million to $102.0 million related to the expansion of Red Oak. The Company incurred approximately $1.8 million of expenses related to the relocation during fiscal year 2013 and expects to incur approximately $28.0 million to $40.0 million for the fiscal year end March 31, 2014. The relocation is expected to be completed in early fiscal 2015.
In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2012 as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2013	$2,390,201	$347,555
Plan assets at March 31, 2013	2,030,210	—
Projected contributions by fiscal year
2014	115,700	33,057
2015	40,000	28,703
2016	40,000	28,291
2017	40,000	28,013
2018	—	27,547
Total 2014 - 2018	$235,700	$145,611

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
On May 6, 2013, the Company acquired Primus Composites from Precision Castparts Corp. for $33.5 million in cash and $30.0 million in assumed debt settled at closing.
Loans under the Credit Facility bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio (as defined in the Credit Facility) as of the last day of each fiscal quarter. The Company is also required to pay a quarterly commitment fee on the average daily unused portion of the Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. All outstanding principal and interest under the Credit Facility will be due and payable on the Maturity Date.
The Credit Facility contains representations, warranties, events of default and covenants customary for financings of this type including, without limitation, financial covenants under which the Company is obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain minimum Interest Coverage Ratio, maximum Total Leverage Ratio and maximum Senior Leverage Ratio (in each case as defined in the Credit Facility).

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
Work-in-process inventory includes capitalized pre-production costs. Company policy allows for the capitalization of pre-production costs after it establishes a contractual arrangement with a customer that explicitly states that the cost of recovery of pre-production costs is allowed. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at March 31, 2013 was $71.2 million. We are still in the early development stages for the

Bombardier Global 7000/8000 program, as these aircrafts are not scheduled to enter service until 2014 or later. Transition of this program from development to recurring production levels is dependent upon the success of the program at achieving flight testing and certification, as well as the ability of the Bombardier Global 7000/8000 program to generate acceptable levels of aircraft sales.
Revenue and Profit Recognition
Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.
A significant portion of our contracts are within the scope of Accounting Standards Codification ("ASC") 605-35, Revenue—Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14.6) million, $(9.3) million and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15.9 million and gross unfavorable adjustments of approximately $30.5 million. For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18.3 million, $11.8 million and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29.5 million and gross unfavorable adjustments of approximately $11.3 million.
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
Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the fiscal years ended March 31, 2013, 2012 and 2011, we recognized $25.5 million, $26.7 million and $29.2 million, respectively, in net sales in our consolidated statements of income.
The Aftermarket Services Group provides repair and overhaul services, certain of which are provided under long-term power-by-the-hour contracts, comprising approximately 6% of the segment's fiscal 2013 net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
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
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units under ASC 350, Intangibles—Goodwill and Other. The Chief Executive Officer and the Chief Financial Officer comprise the Company's CODM. The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components under ASC 350. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists at the reporting unit.
The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.
When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.
We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2013, 2012 or 2011. In the fourth quarter of fiscal 2013, the qualitative assessment performed for each of the Company's indefinite-lived intangible assets indicated that it is more likely than not that the fair value of the indefinite-lived intangible assets exceeded its carrying amount and, therefore, the quantitative assessment was not performed.
As of March 31, 2013 and 2012, the Company had a $438.6 million and $425.0 million indefinite-lived intangible asset associated with the Vought and Embee tradenames. The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carry value over the amount of fair value is recognized as an impairment.
We incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2013, 2012 or 2011. In the fourth quarter of Fiscal 2013, the qualitative assessment performed for each of the Company's three reporting units indicated that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount, including indefinite-lived intangible assets, and, therefore, the quantitative assessment was not performed.
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
During the fiscal year ended March 31, 2012, a $2.9 million favorable fair value adjustment was recorded due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2013, 2012 and 2011, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Acquired Contract Liabilities, net
In connection with our acquisition of Vought, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets of $124.5 million at the acquisition date of Vought based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves.
In connection with our acquisition of GPECS, we assumed existing long-term contracts. Based on our review of the long-term contracts of GPECS, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized provisional acquired contract liabilities, net of acquired contract assets of $80.0 million at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. We measured these net liabilities under the measurement provisions of ASC 820, Fair Value Measurements and Disclosures, which is based on the price to transfer the obligation to a market participants at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace. The liabilities principally relate to long-term life of program contracts were initially executed by GPECS 5 - 8 years ago. These net liabilities will be amortized in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the long-term contracts assumed. As we finalize the fair value of acquired long-term contracts, additional purchase price adjustments will be recorded during the measurement period during fiscal 2014. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each long-term contracts can materially impact our results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of the long-term contracts and may have a material impact on our results of operations and financial position.
The acquired contract liabilities, net for Vought and GPECS are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $25.6 million, $26.7 million and $29.2 million in the fiscal years ended March 31, 2013, 2012 and 2011, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2013 is approximately $123.0 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2014—$28.1 million; 2015—$20.6 million; 2016—$16.0 million; 2017—$15.2 million; 2018—$8.5 million; Thereafter—$34.6 million.
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
The assumed discount rate utilized is based on a point-in-time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of yield rates associated with long-term, high-quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high-quality corporate bonds. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rate at March 31, 2013 decreased to 4.07% from 4.62% at March 31, 2012.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits. The expected long-term rate of return for fiscal 2014 and 2013, respectively, is 8.25%, compared to 8.50% for fiscal 2012.
The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in calculating the PBO and annual pension expense.
In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2013. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
In accordance with the ASC 715, Compensation—Retirement Benefits topic of the ASC, we recognized the funded status of our benefit obligation. This funded status is remeasured as of our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan's assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of the remeasurement date based on our evaluation of data from fund managers and comparable market data.
The Company periodically experiences events or makes changes to its benefit plans that result in curtailment or special charges. Curtailments are recognized when events occur that significantly reduce the expected years of future service of present employees or eliminates the benefits for a significant number of employees for some or all of their future service.
Curtailment losses are recognized when it is probable the curtailment will occur and the effects are reasonably estimable. Curtailment gains are recognized when the related employees are terminated or a plan amendment is adopted, whichever is applicable.
As required under ASC 715, the Company remeasures plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost. The determination of significance is based on judgment and consideration of events and circumstances impacting the pension costs.
The following summarizes the key events whose effects on our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2013 and 2012:

•
In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1.2 million and is presented on the accompanying Consolidated Statement of Income as "Curtailments and early retirement incentive expense."

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $2.0 million and is presented on the accompanying consolidated statement of income as a component of "Curtailments and early retirement incentive expense," as well as severance charges of $1.2 million included in "Acquisition and integration expenses" on the accompanying Consolidated Statement of Income.

•
In October 2012, the Company completed an early retirement incentive offer with a portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for an increase in the pension benefits to covered employees who retire no later than March 31, 2013. This early retirement incentive resulted in a special termination benefit expense of $2.0 million and is presented on the accompanying Consolidated Statement of Income within "Curtailments and early retirement incentives."

•
In February 2013, the Company completed a second early retirement incentive offer with an expanded portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for the same increase, as the October 2012 offer, in pension benefits to covered employees who retire no later than September 1, 2013. This early retirement incentive resulted in a special termination benefit expense of $5.7 million. In addition, the Company concluded that the February 2013 offer and the October 2012 offer represented such similar actions that they needed to be combined to assess whether the resulting change in the remaining service period indicated that a curtailment had occurred. The Company concluded that a curtailment had occurred and recorded a curtailment loss of $21.8 million included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2013.

•
In February 2013, the Company committed to a plan to relocate from its largest operating facility. In connection with this relocation plan, the Company will exit this facility's Fabrications operations resulting in the termination of a number of defined benefit plan participants. The Company concluded that these terminations will result in a significant reduction in the remaining service period and recorded a curtailment loss of $1.8 million included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2013.

•
In December 2011, the Company negotiated the termination of one its smaller defined benefit plans. This termination resulted in a $1.6 million special termination benefit, included in the "Curtailments and early retirement incentives", on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

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

•
In March 2012, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2013, most actively employed participants with 30 years of service and certain highly compensated employees as of April 1, 2012 will no longer continue to accrue a benefit. Those changes resulted in a reduction of the projected pension obligation of approximately $56.7 million and a related curtailment gain of $42.4 million included in "Curtailment and early retirement incentives", on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

Pension income, excluding curtailments and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2013 was $26.0 million compared with pension income of $14.0 million for the fiscal year ended March 31, 2012 and $18.8 million for the fiscal year ended March 31, 2011. For the fiscal year ending March 31, 2014, the Company expects to recognize pension income of approximately $31.0 million. Excluding the effect of the net curtailments in fiscal 2013, the increase in expected pension income in fiscal year 2014 results principally from asset performance in fiscal year 2013 exceeding the expected long-term rate of return on plan assets.
Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued authoritative guidance included in ASC Topic 350, Intangibles-Goodwill and Other. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, Intangibles-Goodwill and Other. This guidance allows the Company to adopt the topic early to use it in its annual impairment testing for the fiscal year ending March 31, 2013. The Company does not expect this guidance to have a significant impact on the Company's consolidated balance sheets, statements of income, or statements of cash flows.
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are intended is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.
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
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers, the risk that we will not realize all of the anticipated benefits from acquisitions as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

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
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2013, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2013, approximately 62% of our debt is fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."
The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2013. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2013.
Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$124,703	$13,964	$14,442	$4,026	$183,339	$735,344	$1,075,818
Weighted-average interest rate (%)	6.63%	6.85%	6.87%	6.88%	6.78%	4.54%
Variable-rate cash flows (in thousands)	$—	$150,000	$—	$—	$95,849	$2,178	$248,027
Weighted-average interest rate (%)	1.19%	1.19%	1.19%	1.74%	1.74%	2.50%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 29, 2013

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$32,037	$29,662
Trade and other receivables, less allowance for doubtful accounts of $5,372 and $3,900	433,926	440,608
Inventories, net of unliquidated progress payments of $124,128 and $164,450	987,702	817,956
Rotable assets	34,853	34,554
Deferred income taxes	99,546	114,962
Prepaid expenses and other	23,525	23,344
Assets held for sale	14,747	—
Total current assets	1,626,336	1,461,086
Property and equipment, net	815,548	733,380
Goodwill	1,745,321	1,546,138
Intangible assets, net	929,413	829,676
Deferred income taxes, noncurrent	627	527
Other, net	66,260	26,417
Total assets	$5,183,505	$4,597,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$133,930	$142,237
Accounts payable	327,634	266,124
Accrued expenses	272,238	311,620
Liabilities related to assets held for sale	2,621	—
Total current liabilities	736,423	719,981
Long-term debt, less current portion	1,195,933	1,016,625
Accrued pension and other postretirement benefits, noncurrent	671,175	700,125
Deferred income taxes, noncurrent	331,061	230,837
Other noncurrent liabilities	203,755	136,287
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 50,123,035 and 49,590,273 shares issued; 50,123,035 and 49,531,740 shares outstanding	50	50
Capital in excess of par value	848,372	833,935
Treasury stock, at cost, 0 and 58,533 shares	—	(1,716)
Accumulated other comprehensive loss	(60,972)	(9,306)
Retained earnings	1,257,708	970,406
Total stockholders' equity	2,045,158	1,793,369
Total liabilities and stockholders' equity	$5,183,505	$4,597,224

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2013	2012		2011
Net sales	$3,702,702	$3,407,929		$2,905,348
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,763,488	2,564,995		2,231,864
Selling, general and administrative	241,349	242,553		238,889
Depreciation and amortization	129,506	119,724		99,657
Acquisition and integration expenses	2,665	6,342		20,902
Curtailments and early retirement incentives	34,481	(40,400)		—
	3,171,489	2,893,214		2,591,312
Operating income	531,213	514,715		314,036
Interest expense and other	68,156	77,138		79,559
Income from continuing operations before income taxes	463,057	437,577		234,477
Income tax expense	165,710	155,955		82,066
Income from continuing operations	297,347	281,622		152,411
Loss from discontinued operations, net	—	(765)		(2,512)
Net income	$297,347	$280,857		$149,899
Earnings per share—basic:
Income from continuing operations	$5.99	$5.77		$3.39
Loss from discontinued operations, net	—	(0.02)		(0.06)
Net income	$5.99	$5.75		$3.33
Weighted-average common shares outstanding—basic	49,663	48,821		45,006
Earnings per share—diluted:
Income from continuing operations	$5.67	$5.43		$3.21
Loss from discontinued operations, net	—	(0.01)		(0.05)
Net income	$5.67	$5.41	*	$3.16
Weighted-average common shares outstanding—diluted	52,446	51,873		47,488

*	Difference due to rounding.
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended March 31,
	2013	2012	2011
Net income	$297,347	$280,857	$149,899
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,832)	(2,852)	3,798
Pension and postretirement adjustments, net of income taxes of ($29,710), ($77,523) and $70,349, respectively	(49,833)	(127,289)	114,780
Change in fair value of cash flow hedge, net of income taxes of ($1), $222 and $698, respectively	(1)	364	1,188
Total other comprehensive (loss) income	(51,666)	(129,777)	119,766
Total comprehensive income	$245,681	$151,080	$269,665

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2010	33,346,508	$33	$314,854	$(7,921)	$705	$553,015	$860,686
Net income	—	—	—	—	—	149,899	149,899
Foreign currency translation adjustment	—	—	—	—	3,798	—	3,798
Pension liability adjustment, net of income taxes of $70,349	—	—	—	—	114,780	—	114,780
Change in fair value of derivatives, net of income taxes of $698	—	—	—	—	1,188	—	1,188
Vought acquisition consideration	14,992,330	15	504,852	—	—	—	504,867
Reclassification adjustment to temporary equity for exercisable put on convertible notes	—	—	(2,506)	—	—	—	(2,506)
Exercise of stock options	160,552	—	—	4,639	—	(1,755)	2,884
Cash dividends ($0.08 per share)	—	—	—	—	—	(3,574)	(3,574)
Share-based compensation	65,942	1	1,906	—	—	—	1,907
Repurchase of restricted shares for minimum tax obligation	(51,910)	—	(59)	(1,803)	—	—	(1,862)
Excess tax benefit from exercise of stock options	—	—	150	—	—	—	150
Balance at March 31, 2011	48,513,422	49	819,197	(5,085)	120,471	697,585	1,632,217
Net income	—	—	—	—	—	280,857	280,857
Foreign currency translation adjustment	—	—	—	—	(2,852)	—	(2,852)
Pension liability adjustment, net of income taxes of $77,523	—	—	—	—	(127,289)	—	(127,289)
Change in fair value of derivatives, net of income taxes of $222	—	—	—	—	364	—	364
Issuance of stock upon conversion of convertible notes	772,438	—	5,524	—	—	—	5,524
Reclassification adjustment to temporary equity for exercisable put on convertible notes	—	—	2,506	—	—	—	2,506
Exercise of stock options	136,254	—	—	3,978	—	(1,137)	2,841
Cash dividends ($0.14 per share)	—	—	—	—	—	(6,899)	(6,899)
Share-based compensation	123,890	1	4,828	—	—	—	4,829
Repurchase of restricted shares for minimum tax obligation	(14,264)	—	—	(609)	—	—	(609)
Excess tax benefit from exercise of stock options	—	—	1,880	—	—	—	1,880
Balance at March 31, 2012	49,531,740	50	833,935	(1,716)	(9,306)	970,406	1,793,369
Net income	—	—	—	—	—	297,347	297,347
Foreign currency translation adjustment	—	—	—	—	(1,832)	—	(1,832)
Pension liability adjustment, net of income taxes of ($29,710)	—	—	—	—	(49,833)	—	(49,833)
Change in fair value of derivatives, net of income taxes of $1	—	—	—	—	(1)	—	(1)
Issuance of stock upon conversion of convertible notes	395,269	—	2,597	—	—	—	2,597
Exercise of stock options	128,356	—	622	3,556	—	(2,040)	2,138
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,005)	(8,005)
Share-based compensation	97,947	—	6,590	—	—	—	6,590
Repurchase of restricted shares for minimum tax obligation	(30,277)	—	—	(1,840)	—	—	(1,840)
Excess tax benefit from exercise of stock options	—	—	4,628	—	—	—	4,628
Balance at March 31, 2013	50,123,035	$50	$848,372	$—	$(60,972)	$1,257,708	$2,045,158
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2013	2012	2011
Operating Activities
Net income	$297,347	$280,857	$149,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,506	119,724	99,657
Amortization of acquired contract liability	(25,644)	(26,684)	(29,214)
Curtailments and early retirement incentives	34,481	(40,400)	—
Accretion of debt discount	548	4,529	7,609
Other amortization included in interest expense	3,638	9,601	4,205
Provision for doubtful accounts receivable	1,974	1,282	152
Provision for deferred income taxes	186,767	153,453	82,083
Employee stock compensation	6,367	4,988	3,622
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	24,718	(82,062)	(15,875)
Inventories	(140,025)	(47,487)	(21,045)
Rotable assets	1,683	(8,206)	(1,021)
Prepaid expenses and other current assets	752	(4,821)	13,411
Accounts payable, accrued expenses and income taxes payable	(57,861)	17,604	(27,131)
Accrued pension and other postretirement benefits	(142,975)	(157,111)	(124,339)
Changes in discontinued operations	—	241	7
Other	(358)	2,273	284
Net cash provided by operating activities	320,918	227,781	142,304
Investing Activities
Capital expenditures	(126,890)	(93,969)	(90,025)
Reimbursements of capital expenditures from insurance and other	5,156	3,437	—
Proceeds from sale of assets	3,993	8,758	4,213
Acquisitions, net of cash acquired	(349,632)	11,951	(333,228)
Net cash used in investing activities	(467,373)	(69,823)	(419,040)
Financing Activities
Net (decrease) increase in revolving credit facility	(224,151)	235,000	85,000
Proceeds from issuance of long-term debt	528,135	92,253	846,105
Retirement of debt and capital lease obligations	(142,338)	(484,538)	(745,852)
Payment of deferred financing costs	(8,838)	(3,999)	(22,790)
Dividends paid	(8,005)	(6,899)	(3,574)
Net repayment of government grant	(1,090)	(2,180)	(1,695)
Repurchase of restricted shares for minimum tax obligations	(1,840)	(609)	(1,861)
Proceeds from exercise of stock options, including excess tax benefit of $4,628, $1,880, and $150 in 2013, 2012, and 2011	6,766	4,721	3,034
Net cash provided by (used in) financing activities	148,639	(166,251)	158,367
Effect of exchange rate changes on cash	191	(1,373)	479
Net change in cash and cash equivalents	2,375	(9,666)	(117,890)
Cash and cash equivalents at beginning of year	29,662	39,328	157,218
Cash and cash equivalents at end of year	$32,037	$29,662	$39,328

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	BACKGROUND AND BASIS OF PRESENTATION
Triumph Group, Inc. ("Triumph" or the "Company") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") is organized based on the products and services that it provides. Under this organizational structure, the Company has three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group.
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
The accompanying consolidated financial statements include the accounts of Triumph and its wholly-owned and/or controlled subsidiaries. Intercompany accounts and transactions have been eliminated from the consolidated financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the completion of the measurement period adjustments for the acquisition of ANS (Note 3). In addition, the Company corrected an immaterial error related to the March 31, 2012 classification of deferred tax assets related to net operating loss carryforwards expected to be utilized within one year, which resulted in an increase in current deferred tax assets and an increase in noncurrent deferred tax liabilities of $42,585.

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
Trade and other receivables, net comprised of the following:

	March 31,
	2013	2012
Billed	$420,380	$436,877
Unbilled	12,120	3,269
Total trade receivables	432,500	440,146
Other receivables	6,798	4,362
Total trade and other receivables	439,298	444,508
Less: Allowance for doubtful accounts	(5,372)	(3,900)
Total trade and other receivables, net	$433,926	$440,608
Inventories
The Company records inventories at the lower of cost (average-cost or specific-identification methods) or market. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead and advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in, first-out or average cost methods.
Work-in-process inventory includes capitalized pre-production costs. Company policy allows for the capitalization of pre-production costs after it establishes a contractual arrangement with a customer that explicitly states that the cost of recovery of pre-production costs is allowed.
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are generally recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at March 31, 2013 and 2012 was $71,167 and $19,385, respectively. We are still in the early-development stages for the Bombardier Global 7000/8000 program, as these aircrafts are not scheduled to enter service until 2014 or later. Transition of this program from development to recurring production levels is dependent upon the success of the program at achieving flight testing and certification, as well as the ability of the Bombardier Global 7000/8000 program to generate acceptable levels of aircraft sales. The failure to achieve these milestones and levels of sales and any significant cost overruns may result in an impairment of the capitalized pre-production costs.

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
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units. The Chief Executive Officer and the Chief Financial Officer comprise the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists at the reporting unit.
The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.
When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.
We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2013, 2012 or 2011. In the fourth quarter of fiscal 2013, the qualitative assessment performed for each of the Company's three reporting units indicated that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill, and, therefore, the quantitative assessment was not performed.
As of March 31, 2013 and 2012, the Company had a $438,616 and $425,000 indefinite-lived intangible assets associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought") and Embee Inc. ("Embee"). The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
We incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2013, 2012 or 2011. In the fourth quarter of Fiscal 2013, the qualitative assessment performed for each of the Company's indefinite-lived intangible assets indicated that it is more likely than not that the fair value of the indefinite-lived intangible assets exceeded its carrying amount and, therefore, the quantitative assessment was not performed.
Finite-lived intangible assets are amortized over their useful lives ranging from 5 to 32 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the carrying amount is less than the estimated fair value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
During the fiscal year ended March 31, 2012, a $2,870 favorable fair value adjustment was recorded due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2013, 2012 and 2011, exclusive of the charges recorded in connection with the assets held for sale, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Income over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Deferred financing costs, net of accumulated amortization of $22,906 and $17,710, respectively, are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2013 and 2012. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
Acquired Contract Liabilities, net
In connection with the acquisition of Vought, the Company assumed existing long-term contracts. Based on review of these contracts, the Company concluded that the terms of certain contracts were either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets of $124,548 at the acquisition date of Vought based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves.
In connection with the acquisition of Goodrich Corporation (Goodrich Pumps and Engine Control Systems) ("GPECS"), the Company assumed existing long-term contracts. Based on review of the long-term contracts of GPECS, the Company concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized provisional acquired contract liabilities, net of acquired contract assets of $80,000 at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The Company measured these net liabilities under the measurement provisions of ASC 820, Fair Value Measurements and Disclosures, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace. The net liabilities principally relate to long-term life of program contracts were initially executed by GPECS 5 to 8 years ago. These net liabilities will be amortized in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the long-term contracts assumed. As the Company finalizes the fair value of acquired long-term contracts from GPECS, additional purchase price adjustments will be recorded during the measurement period during fiscal 2014. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each long-term contracts can materially impact our results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of the long-term contracts and may have a material impact on our results of operations and financial position.
The acquired contract liabilities, net for Vought and GPECS are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of $25,644, $26,684 and $29,214 in the fiscal years ended March 31, 2013, 2012 and 2011, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2013 is $123,006 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2014—$28,060; 2015—$20,593; 2016—$16,034; 2017—$15,184; and 2018—$8,490.
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
A significant portion of the Company's contracts are within the scope of ASC 605-35, Revenue—Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14,560), $(9,350) and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15,913 and gross unfavorable adjustments of approximately $(30,473). For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18,264, $11,755 and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29,549 and gross unfavorable adjustments of approximately $11,285. For the fiscal year ended March 31, 2011, there were no significant changes in estimates to our contracts accounted for under the percentage-of-completion method that materially impacted the Company's results of operations, cash flows, or inventory valuation.
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
Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought. For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recognized $25,644, $26,684 and $29,214, respectively, in net sales in the accompanying Consolidated Statements of Income.
The Aftermarket Services Group providers repair and overhaul services, certain of which services are provided under long-term power-by-the-hour contracts, comprising approximately 6% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Shipping and Handling Costs
The cost of shipping and handling products is included in cost of products sold.
Research and Development Expense
Research and development expense (which includes certain amounts subject to reimbursement from customers) was approximately $61,270, $50,116 and $50,465 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.
Retirement Benefits
Defined benefit pension plans are recognized in the consolidated financial statements on an actuarial basis. A significant element in determining the Company's pension income (expense) is the expected long-term rate of return on plan assets. This

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The Company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).
The Company periodically experiences events or makes changes to its benefit plans that result in curtailment or special charges. Curtailments are recognized when events occur that significantly reduce the expected years of future service of present employees or eliminates the benefits for a significant number of employees for some or all of their future service.
Curtailment losses are recognized when it is probable the curtailment will occur and the effects are reasonably estimable. Curtailment gains are recognized when the related employees are terminated or a plan amendment is adopted, whichever is applicable.
As required under ASC 715, Compensation - Retirement Benefits, the Company remeasures plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost. The determination of significance is based on judgment and consideration of events and circumstances impacting the pension costs.
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Quoted market prices in active markets for identical assets or liabilities; Level 2—Observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3—Unobservable inputs that are not corroborated by market data. The Company has applied fair value measurements to its derivatives and contingent consideration (see Note 19) and to its pension and postretirement plan assets (see Note 15).
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
Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.
Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued authoritative guidance included in ASC Topic 350. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350. The Company elected to early adopt the guidance for the annual impairment test performed during the year ended March 31, 2013. This guidance did not have a material impact on the Company's consolidated balance sheets, statements of income, or statements of cash flows.
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The update is intended to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.
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
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2013, 2012 and 2011 was $6,367, $4,988 and $3,622, respectively. The benefits of tax deductions in excess of recognized compensation expense were $4,628, $1,880 and $150 for fiscal years ended March 31, 2013, 2012 and 2011, respectively. Included in the stock-based compensation for fiscal years ended March 31, 2013 and 2012, is $1,649 and $1,873, respectively, classified as a liability as of March 31, 2013 and 2012 associated with each year's grant. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (See Note 16 for further details.)
Supplemental Cash Flow Information
For the fiscal year ended March 31, 2013, the Company paid $3,109 for income taxes, net of income tax refunds received. For the fiscal year ended March 31, 2012, the Company received $29,439 in income tax refunds, net of income tax payments. The Company paid $3,688 for income taxes, net of refunds received for the fiscal years ended March 31, 2011. The Company made interest payments of $62,229, $72,563 and $58,750 for fiscal years ended March 31, 2013, 2012 and 2011, respectively, including $12,401 of interest on debt assumed in the acquisition of Vought during the fiscal year ended March 31, 2011.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

During the fiscal years ended March 31, 2013, 2012 and 2011, the Company financed $66, $84 and $11,569 of property and equipment additions through capital leases, respectively. During the fiscal year ended March 31, 2013 and 2012, the Company issued 395,269 and 772,438 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (Note 10). During the fiscal year ended March 31, 2011, the Company issued 14,992,330 shares valued at $504,867 as partial consideration for the acquisition of Vought (Note 3).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities.
The following is a rollforward of the warranty reserves for the fiscal years ended March 31, 2013 and 2012.

Balance, March 31, 2011	$19,711
Charges to costs and expenses	3,261
Write-offs, net of recoveries	(8,483)
Exchange rate changes	(16)
Balance, March 31, 2012	14,473
Charges to costs and expenses	517
Write-offs, net of recoveries	(2,470)
Acquired warranty obligations	4,512
Exchange rate changes	(12)
Balance, March 31, 2013	$17,020

3.	ACQUISITIONS
FISCAL 2013 ACQUISTIONS

Acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems)

Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where the Company does not currently participate and further diversifies its customer base in electronic engine controls, fuel metering units and main fuel pumps for both OE and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group segment from the date of acquisition.

The purchase price for the GPECS acquisition was $208,650. Goodwill in the amount of $122,756 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $79,589 with a weighted-average life of 12.0 years.

The accounting for a business combination is dependent upon obtaining valuations and other information for certain assets and liabilities which have not yet been completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities require the use of judgment to determine the appropriate assumptions.

As the acquisition occurred near the end of our fiscal year, substantially all of the purchase price allocation for GPECS is provisional. As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, additional purchase

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the GPECS acquisition. Accordingly, the amounts below report the Company's best estimate of the fair value based on the information available at this time:

March 18, 2013
Accounts receivable	$15,922
Inventory	41,219
Prepaid expenses and other	663
Property and equipment	27,335
Goodwill	122,756
Intangibles assets	79,589
Deferred taxes	34,022
Total assets	$321,506

Accounts payable	$16,207
Accrued expenses	11,160
Acquired contract liabilities, net	80,000
Other noncurrent liabilities	5,489
Total liabilities	$112,856
Based on the information accumulated to date, the Company's current assessment of the probable outcome of environmental and legal contingencies, the Company has recognized provisional liabilities which resulted in an amount of $4,600. The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of GPECS, whichever is earlier.
The GPECS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GPECS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $2,936 in acquisition-related costs in connection with the GPECS acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Income.
Acquisition of Embee Inc.

Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing — Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands the Company's current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing — Embee Division, Inc. are included in the Aerospace Systems Group segment.
The purchase price for the Embee acquisition was $141,732. Goodwill in the amount of $69,306 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at $56,066 with a weighted-average life of 10.0 years. The Company has recorded its best estimate of the value of the assets and liabilities; however, the allocation of the purchase price for Embee is not complete. The purchase consideration will be finalized upon the settlement of working capital adjustments with the prior owners. The Company is also awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the Embee acquisition. Accordingly, the Company

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

has adjusted the value of intangible assets, property and equipment and contingent liabilities to draft appraisals. Therefore, the allocation of the purchase price of the Embee acquisition is not complete.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805:

December 19, 2012
Cash	$750
Accounts receivable	6,921
Inventory	411
Prepaid expenses and other	450
Property and equipment	14,396
Goodwill	69,306
Intangibles assets	56,066
Deferred taxes	435
Other assets	6,738
Total assets	$155,473

Accounts payable	$1,591
Accrued expenses	2,458
Other noncurrent liabilities	9,692
Total liabilities	$13,741
Based on the information accumulated to date, and the Company's current assessment of the probable outcome of environmental contingencies, the Company has recognized a provisional liability and an estimated indemnification asset, which resulted in a net amount of $3,505. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of Embee, whichever is earlier.
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Tradename	Indefinite-lived	$13,616
Customer relationships	10 years	42,450
		$56,066
The Embee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Embee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $805 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Income.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The acquisitions of GPECS and Embee are herein referred to as the "fiscal 2013 acquisitions." The following table presents information for the fiscal 2013 acquisitions that is included in the Company's Consolidated Statement of Income from the respective dates of acquisitions through the end of fiscal 2013:

Fiscal Year Ended
March 31, 2013
Net sales	$22,190
Operating income	$5,018
The unaudited pro forma results presented below include the effects of the fiscal 2013 acquisitions as if they had been consummated as of April 1, 2011. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of April 1, 2011 and have been included in the Company's results of operations for fiscal years 2013 and 2012.

	(unaudited) Year Ended March 31,
	2013	2012
Net Sales	$3,906,527	$3,614,951
Income from continuing operations	308,650	286,728
Income from continuing operations, per share—basic	$6.21	$5.87
Income from continuing operations, per share—diluted	$5.89	$5.53
Aviation Network Services, LLC
In October 2011, the Company's wholly owned subsidiary Triumph Interiors, LLC acquired the assets of Aviation Network Services, LLC ("ANS"), a leading provider of repair and refurbishment of aircraft interiors primarily for commercial airlines. ANS provides Triumph Interiors, LLC with additional capacity and expanded product offerings, such as the repair and refurbishment of passenger service units and other interior products. The results of Triumph Interiors, LLC continue to be included in the Company's Aftermarket Services segment.
The purchase price for ANS of $9,180 included cash paid at closing, less cash received upon settlement of working capital adjustments and the estimated acquisition-date fair value of contingent consideration. The estimated acquisition-date fair value of contingent consideration relates to an earnout at the date of acquisition contingent upon the achievement of certain earnings levels during the earnout period. The maximum amounts payable in respect of fiscal 2013, 2014 and 2015 are $1,100, $900 and $1,000, respectively. The estimated fair value of the earnout at the date of acquisition is $1,926 and classified as a Level 3 liability in the fair value hierarchy. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,517 was recorded as goodwill. The Company has also identified intangible assets of $4,222 with a weighted-average life of 9.9 years. During the fourth quarter of fiscal 2012, the Company finalized the purchase price allocation. The finalization of the Company's purchase accounting assessment did not result in significant measurement period adjustments and did not have a material impact on the Company's Consolidated Balance Sheet, Statement of Income, or Statement of Cash Flows.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of ANS:

October 31, 2011
Trade and other receivables	$625
Inventory	545
Prepaid expenses and other	12
Deferred taxes	118
Property and equipment	264
Goodwill	3,517
Intangible assets	4,222
Total assets	$9,303

Accounts payable	$79
Accrued expenses	44
Other noncurrent liabilities	1,926
Total liabilities	$2,049
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
Vought Aircraft Industries, Inc.
On June 16, 2010, the Company acquired by merger all of the outstanding shares of Vought, now operating as Triumph Aerostructures—Vought Commercial Division, Triumph Aerostructures—Vought Integrated Programs Division and Triumph Structures—Everett, for cash and stock consideration totaling $1,052,817. The acquisition of Vought establishes the Company as a leading global manufacturer of aerostructures for commercial, military and business jet aircraft. During the fiscal year ended March 31, 2011, the Company incurred $20,902 in acquisition-related expenses in connection with the acquisition of Vought, including $4,583 of bridge financing fees on undrawn commitments. Such commitments expired upon closing of the acquisition of Vought.

4.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale ("Triumph Instruments") for total proceeds of $11,426 including cash received at closing of $9,676, a note of $1,500, and the remaining amount held in escrow, resulting in a loss of $1,462 recognized during the quarter ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. Their operating results are included in the Aftermarket Services Group through the date of disposal. The Company expects to have significant continuing involvement in the business and markets of the disposed entities, as defined by ASC 250-20, Discontinued Operations; and therefore as a result, the disposal group does not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment, the Company compared the fair value of assets and liabilities at the evaluation date to the carrying amount at the end of the month prior to the evaluation date. The sale of the Triumph Instruments assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 19 below for definition of levels).

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Assets and liabilities held for sale are comprised of the following:

March 31, 2013
Assets held for sale:
Trade and other receivables, net	$2,545
Inventories	7,668
Rotable assets	1,957
Property, plant and equipment	2,431
Other	146
Total assets held for sale	$14,747
Liabilities related to assets held for sale:
Accounts payable	$1,515
Accrued expenses	945
Other noncurrent liabilities	161
Total liabilities related to assets held for sale	$2,621
In September 2007, the Company decided to sell Triumph Precision Castings Co. ("TPC"), a casting facility in its Aftermarket Services segment that specializes in producing high-quality hot gas path components for aero and land-based gas turbines.
In July 2011, the Company completed the sale of TPC for proceeds of $3,902, plus contingent consideration, resulting in no gain or loss on the disposal.
Revenues of discontinued operations were $286 and $1,832 for the fiscal years ended March 31, 2012 and 2011, respectively. The loss from discontinued operations was $765 and $2,512, net of income tax benefit of $412 and $1,351 for the fiscal years ended March 31, 2012 and 2011, respectively. Interest expense of $68 and $267 was allocated to discontinued operations for the fiscal years ended March 31, 2012 and 2011, respectively, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.
In December 2010, the Company sold certain contracts and related assets of the Milwaukee sales office of Triumph Accessory Services—Wellington at net book value for total proceeds of $3,072, with $2,458 received at closing and $614 received upon expiration of the escrow in December 2011, resulting in no gain or loss on sale.

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2013	2012
Raw materials	$70,242	$53,103
Work-in-process	965,825	887,686
Finished goods	75,763	41,617
Less: unliquidated progress payments	(124,128)	(164,450)
Total inventories	$987,702	$817,956
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $59,616 and $63,570, respectively, at March 31, 2013 and 2012.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

be fully recovered. The balance of capitalized pre-production costs at March 31, 2013 and 2012 was $71,167 and $19,385, respectively, related to the Company's contract with Bombardier for the Global 7000/8000 program.
The Company is still in the early-development stages for the Bombardier Global 7000/8000 program, as these aircrafts are not scheduled to enter service until 2014 or later. Transition of this program from development to recurring production levels is dependent upon the success of the program at achieving flight testing and certification, as well as the ability of the Bombardier Global 7000/8000 program to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

6.	PROPERTY AND EQUIPMENT
Net property and equipment at March 31, 2013 and 2012 is:

	March 31,
	2013	2012
Land	$46,745	$36,995
Construction in process	81,949	29,523
Buildings and improvements	269,205	234,088
Furniture, fixtures and computer equipment	119,773	113,523
Machinery and equipment	778,816	721,215
	1,296,488	1,135,344
Less accumulated depreciation	480,940	401,964
	$815,548	$733,380
Depreciation expense for the fiscal years ended March 31, 2013, 2012 and 2011 was $93,848, $85,811 and $68,891, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $69,811 and $67,112, respectively, of capitalized software at March 31, 2013 and 2012, which were offset by accumulated depreciation of $33,087 and $22,275, respectively.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2013 and 2012:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2012	$1,307,709	$182,443	$55,986	$1,546,138
Goodwill recognized in connection with acquisitions	—	192,062	—	192,062
Purchase accounting adjustments	8,741	—	—	8,741
Effect of exchange rate changes	—	(1,620)	—	(1,620)
Balance, March 31, 2013	$1,316,450	$372,885	$55,986	$1,745,321

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2011	$1,294,478	$183,633	$52,469	$1,530,580
Goodwill recognized in connection with acquisitions	1,949	—	3,517	5,466
Purchase price adjustments	(215)	—	—	(215)
Purchase accounting adjustments	11,497	—	—	11,497
Effect of exchange rate changes	—	(1,190)	—	(1,190)
Balance, March 31, 2012	$1,307,709	$182,443	$55,986	$1,546,138
The fiscal year ended March 31, 2013 purchase accounting adjustment of $8,741 relates to an earnout on an acquisition accounted for prior to the adoption of ASC 805 for which the earnings target was achieved during the period.
The fiscal year ended March 31, 2012 purchase accounting adjustments of $11,497 relate to immaterial errors identified and corrected subsequent to the end of the measurement period.
Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2013
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.3	$578,699	$(98,528)	$480,171
Product rights and licenses	12.0	37,776	(27,731)	10,045
Noncompete agreements and other	8.8	2,205	(1,624)	581
Tradename	Indefinite-lived	438,616	—	438,616
Total intangibles, net		$1,057,296	$(127,883)	$929,413

	March 31, 2012
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.3	$460,054	$(70,169)	$389,885
Product rights and licenses	12.0	37,776	(24,208)	13,568
Noncompete agreements and other	13.0	7,327	(6,104)	1,223
Tradename	Indefinite-lived	425,000	—	425,000
Total intangibles, net		$930,157	$(100,481)	$829,676

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Amortization expense for the fiscal years ended March 31, 2013, 2012 and 2011 was $35,658, $33,913 and $30,766, respectively. Amortization expense for the five fiscal years succeeding March 31, 2013 by year is expected to be as follows: 2014: $44,376; 2015: $43,485; 2016: $43,419; 2017: $39,710; 2018: $37,068 and thereafter: $282,740.

8.	ACCRUED EXPENSES
Accrued expenses are composed of the following items:

	March 31,
	2013	2012
Accrued pension	$3,923	$3,938
Deferred revenue, advances and progress billings	32,302	29,916
Accrued other postretirement benefits	32,430	36,526
Accrued compensation	116,382	123,141
Accrued interest	16,714	14,773
Warranty reserve	11,550	11,416
Accrued workers' compensation	15,402	13,365
Accrued insurance	12,738	13,534
All other	30,797	65,011
Total accrued expenses	$272,238	$311,620

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2013, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2014—$20,953; 2015—$16,725; 2016—$14,951; 2017—$11,369; 2018—$9,018 and thereafter—$18,520 through 2027. In the normal course of business, operating leases are generally renewed or replaced by other leases.
At March 31, 2013, future minimum sublease rentals are as follows: 2014—$547; 2015—$557; 2016—$567; 2017—$557 and 2018—$291.
Total rental expense was $38,349, $39,625 and $43,865 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2013	2012
Revolving credit facility	$95,849	$320,000
Receivable securitization facility	150,000	120,000
Equipment leasing facility	61,449	61,301
Secured promissory notes	8,741	—
Senior subordinated notes due 2017	173,344	173,061
Senior notes due 2018	348,133	347,867
Senior notes due 2021	375,000	—
Convertible senior subordinated notes	109,369	128,655
Other debt	7,978	7,978
	1,329,863	1,158,862
Less: current portion	133,930	142,237
	$1,195,933	$1,016,625
Revolving Credit Facility
On May 23, 2012, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $1,000,000, with a $50,000 accordion feature, from $850,000, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants. The amendment results in a more favorable pricing grid and a more streamlined package of covenants and restrictions. In connection with the amendment to the Credit Facility, the Company incurred approximately $2,100 of financing costs. These costs, along with the $7,000 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.
On April 5, 2011, in connection with a prior amendment and restatement of the Credit Facility, the Company repaid in full its then-outstanding term loan credit agreement (the "Term Loan") at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in interest expense and other for the year ended March 31, 2012.
The obligation under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement, dated as of April 5, 2011, among the Company, and the subsidiaries of the Company party thereto.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $1,000,000 outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 2.75%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.30% and

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At March 31, 2013, there were $95,849 in outstanding borrowings and $31,415 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2012, there were $320,000 in borrowings and $33,240 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2013. As of March 31, 2013, the Company had borrowing capacity under the Credit Facility of $872,736 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
Receivables Securitization Program
In February 2013, the Company amended its $175,000 receivable securitization facility (the "Securitization Facility"), extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2013, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2013, $150,000 was outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company is in compliance with all such covenants as of March 31, 2013.
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
During the fiscal years ended March 31, 2013, 2012 and 2011, the Company entered into new capital leases in the amounts of $66, $84 and $11,569, respectively, to finance a portion of the Company's capital additions for the respective years.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Senior Notes due 2021
On February 26, 2013, the Company issued $375,000 principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold at 100% of principal amount and have an effective interest yield of 4.875%. Interest on the Notes accrues at the rate of 4.875% per annum and is payable semiannually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. In connection with the issuance of the 2021 Notes, the Company incurred approximately $6,327 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2021 Notes.
The 2021 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2021 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2021 Notes prior to April 1, 2017 by paying a "make-whole" premium. The Company may redeem some or all of the 2021 Notes on or after April 1, 2017 at specified redemption prices. In addition, prior to April 1, 2016, the Company may redeem up to 35% of the 2021 Notes with the net proceeds of certain equity offerings at a redemption price equal to 104.875% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2021 Notes (the "2021 Indenture").
The Company is obligated to offer to repurchase the 2021 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The 2021 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.
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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each semiannual period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company pays contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant semiannual period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any semiannual period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. The value of the derivative was not material at March 31, 2013 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amount of the Convertible Notes.
The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 36.8162 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.16 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
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
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through March 31, 2013, the Convertible Notes were eligible for conversion. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 and 772,438 shares, respectively. In March through May 2013, the Company received notice of conversion from holders of $77,260 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of 1,844,714 shares. In April 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least twenty trading days during the thirty consecutive trading days preceding March 31, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through June 30, 2013. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.16. The average price of the Company's common stock for the fiscal years ended March 31, 2013, 2012 and 2011 was $64.30, $53.26 and $39.48, respectively. Therefore, 2,400,439, 2,606,189 and 2,040,896 additional shares, respectively, were included in the diluted earnings per share calculation.
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
Interest paid on indebtedness during the fiscal years ended March 31, 2013, 2012 and 2011 amounted to $62,229, $72,563 and $58,750, respectively. Interest capitalized during the fiscal years ended March 31, 2013, 2012 and 2011 was $1,114, $1,077 and $1,289, respectively.
As of March 31, 2013, the maturities of long-term debt are as follows: 2014—$133,930; 2015—$163,966; 2016—$14,446; 2017—$4,027; 2018—$279,186; and thereafter—$737,831 through 2021.

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2013	2012
Acquired contract liabilities, net	$123,006	$68,650
Deferred grant income	26,205	28,295
Accrued workers' compensation	18,793	20,861
Environmental contingencies	14,133	2,288
Accrued warranties	5,470	3,057
Income tax reserves	2,060	1,531
Contingent consideration	2,614	2,019
All other	11,474	9,586
Total other noncurrent liabilities	$203,755	$136,287

12.	INCOME TAXES
The components of pretax income are as follows:

	Year ended March 31,
	2013	2012	2011
Foreign	$11,829	$10,200	$10,423
Domestic	451,228	427,377	224,054
	$463,057	$437,577	$234,477

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of income tax expense are as follows:

	Year ended March 31,
	2013	2012	2011
Current:
Federal	$(24,403)	$2,012	$(2,955)
State	1,830	352	1,331
Foreign	1,516	138	1,607
	(21,057)	2,502	(17)
Deferred:
Federal	176,187	137,642	74,084
State	10,789	16,359	7,999
Foreign	(209)	(548)	—
	186,767	153,453	82,083
	$165,710	$155,955	$82,066
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	2.5	2.6
Miscellaneous permanent items and nondeductible accruals	(0.3)	(0.8)	0.1
Research and development tax credit	(1.1)	(0.7)	(1.4)
Foreign tax credits	—	(0.1)	—
Other	0.4	(0.3)	(1.3)
Effective income tax rate	35.8%	35.6%	35.0%

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2013	2012
Deferred tax assets:
Net operating loss and other credit carryforwards	$93,941	$144,616
Inventory	12,072	13,354
Accruals and reserves	45,413	57,504
Pension and other postretirement benefits	273,386	302,262
Acquired contract liabilities, net	47,991	25,960
Other	849	2,796
	473,652	546,492
Valuation allowance	(549)	(347)
Net deferred tax assets	473,103	546,145
Deferred tax liabilities:
Long-term contract accounting	205,463	154,846
Property and equipment	151,340	153,086
Goodwill and other intangible assets	327,037	332,759
Prepaid expenses and other	20,151	20,802
	703,991	661,493
Net deferred tax liabilities	$230,888	$115,348
As of March 31, 2013, the Company has federal and state net operating loss carryforwards of $531,479 expiring in various years through 2032. The Company also has a foreign net operating loss carryforward of $3,676. There was an increase in total valuation allowance for fiscal 2013 in the amount of $202, primarily associated with the establishment of the valuation allowance on foreign net operating loss carryforwards.
The effective income tax rate for the fiscal year ended March 31, 2013 was 35.8% as compared to 35.6% for the fiscal year ended March 31, 2012. The effective income tax rate for the fiscal year ended March 31, 2013 reflects the retroactive reinstatement of the research and development tax credit back to January 1, 2012. In fiscal 2013, the Company filed a refund claim for approximately $25,189 as a result of carrying back tax losses to prior years and is included in other long term assets on the accompanying Consolidated Balance Sheet. The income tax provision for the fiscal year ended March 31, 2013 included $2,219 of tax expense due to the recapture of domestic production deductions taken in those carry back periods.
The Company has been granted an income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holiday expires in November 2014. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiary in Thailand was approximately $1,549 or $0.03 per diluted share in fiscal 2013, $2,514 or $0.05 per diluted share in fiscal 2012 and $1,972 or $0.04 per diluted share in fiscal 2011.
Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, is $36,804 at March 31, 2013. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2013 and 2012, the total amount of accrued income tax-related interest and penalties was $236 and $239, respectively.
As of March 31, 2013 and 2012, the total amount of unrecognized tax benefits was $7,728 and $7,199, respectively, of which $5,945 and $5,415, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $43 in the next 12 months.

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
As of March 31, 2013, the Company was subject to examination in two state jurisdictions for the fiscal years ended March 31, 2007 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The fiscal year ended March 31, 2011 is currently being examined by the Internal Revenue Service. The Company was also subject to two foreign jurisdictions for fiscal years ended March 31, 2010 through March 31, 2012. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the fiscal years ended March 31, 2013, 2012 and 2011, the Company added $3, $82 and $23 of interest and penalties related to activity for identified uncertain tax positions, respectively.
A reconciliation of the liability for uncertain tax positions for the fiscal years ended March 31, 2013 and 2012 follows:

Ending Balance—March 31, 2011	$6,937
Additions for tax positions related to the current year	345
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(149)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2012	7,133
Additions for tax positions related to the current year	544
Additions for tax positions of prior years	33
Reductions for tax positions of prior years	—
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2013	$7,710

13.	STOCKHOLDERS' EQUITY
In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. As a result, as of May 29, 2013, the Company remains able to purchase an additional 500,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
During the fiscal year ended March 31, 2013 and 2012, the Company settled the conversion of $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 shares and 772,438 shares, respectively.
In June 2010, the Company issued 14,992,330 shares of common stock as partial consideration for the acquisition of Vought (see Note 3).
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2013 and 2012, zero shares of preferred stock were outstanding.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31,
	2013	2012
Pension and postretirement adjustments, net of income taxes of $38,769 and $9,060, respectively	$(64,616)	$(14,783)
Unrealized gains (losses) on derivatives, net of income taxes of ($79) and ($80), respectively	131	132
Foreign currency translation adjustments	3,513	5,345
	$(60,972)	$(9,306)
The effect of reclassifications into and out of accumulated other comprehensive (loss) income related to pension and other postretirement adjustments are as follows:

	March 31,
	2013	2012	2011
Amounts arising during the period - gains (losses), net of tax expense (benefits):
Prior service credit, net of taxes of $0, ($2,715) and ($43,081), respectively	—	4,430	70,339
Actuarial (loss) gain, net of taxes of $27,375, $58,737, and ($26,687), respectively	(45,976)	(95,832)	43,587
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($119), ($41) and ($47), respectively	199	67	76
Recognized prior service costs (credits), net of taxes of $2,453, $22,036 and ($476), respectively	(4,056)	(35,954)	778
	$(49,833)	$(127,289)	$114,780

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

14.	EARNINGS PER SHARE
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2013	2012	2011
	(thousands)
Weighted-average common shares outstanding—basic	49,663	48,821	45,006
Net effect of dilutive stock options and nonvested stock	382	446	440
Net effect of convertible debt	2,401	2,606	2,042
Weighted-average common shares outstanding—diluted	52,446	51,873	47,488

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 60% of the first 6% of compensation contributed by the participant, calculated as 100% of the first 2% contributed, plus 40% of the next 4% contributed. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $19,509, $19,701 and $22,853 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.
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
In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2013. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2013, in the accompanying Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated post retirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2013 and 2012, and the amounts recorded in the Consolidated Balance Sheets at March 31, 2013 and 2012. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the qualified and nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2013	2012	2013	2012
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,241,741	$2,022,561	$380,802	$369,826
Service cost	18,503	16,456	3,538	3,393
Interest cost	98,348	108,059	15,762	18,473
Actuarial loss (gain)	179,046	290,276	(25,523)	26,951
Acquisitions	1,000	—	2,008	—
Plan amendments	—	(7,145)	—	—
Participant contributions	—	—	6,760	5,662
Curtailments	19,812	(56,701)	—	—
Special termination benefits	10,819	1,625	—	421
Benefits paid	(179,068)	(133,390)	(35,792)	(43,924)
Projected benefit obligation at end of year	$2,390,201	$2,241,741	$347,555	$380,802
Accumulated benefit obligation at end of year	$2,365,235	$2,214,640	$347,555	$380,802
Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	4.07%	4.62%	3.79%	4.35%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2013	2012	2013	2012
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,881,954	$1,659,592	$—	$—
Actual return on plan assets	217,506	233,559	—	—
Participant contributions	—	—	6,760	5,662
Company contributions	109,818	122,193	29,032	38,262
Benefits paid	(179,068)	(133,390)	(35,792)	(43,924)
Fair value of plan assets at end of year	$2,030,210	$1,881,954	$—	$—
Funded status (underfunded)
Funded status	$(359,991)	$(359,787)	$(347,555)	$(380,802)
Reconciliation of amounts recognized in the consolidated balance sheets
Accrued benefit liability—current	$(3,923)	$(3,938)	$(32,448)	$(36,526)
Accrued benefit liability—noncurrent	(356,068)	(355,849)	(315,107)	(344,276)
Net amount recognized	$(359,991)	$(359,787)	$(347,555)	$(380,802)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service costs	$(39,181)	$(41,160)	$(17,740)	$(22,270)
Actuarial losses	151,582	53,026	8,724	34,247
Income tax (benefits) related to above items	(42,152)	(4,509)	3,383	(4,551)
Unamortized benefit plan costs (gains)	$70,249	$7,357	$(5,633)	$7,426

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Components of net periodic pension cost
Service cost	$18,503	$16,456	$17,020	$3,538	$3,393	$3,115
Interest cost	98,348	108,059	93,162	15,762	18,473	16,672
Expected return on plan assets	(137,334)	(127,603)	(93,121)	—	—	—
Amortization of prior service (credit) cost	(5,829)	(11,014)	1,631	(4,529)	(4,529)	(377)
Amortization of net loss	318	109	123	—	—	—
Curtailment loss (gain)	23,662	(42,446)	—	—	—	—
Special termination benefits	10,819	1,625	—	—	421	—
Total net periodic benefit (income) expense	$8,487	$(54,814)	$18,815	$14,771	$17,758	$19,410
Weighted-average assumptions used to determine net periodic pension cost
Discount rate	4.62%	5.58%	6.00%	4.35%	5.25%	5.58%
Expected long-term rate on assets	8.25%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
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
The Company periodically experiences events or makes changes to its benefit plans that result in curtailment or special charges. Curtailments are recognized when events occur that significantly reduce the expected years of future service of present employees or eliminates the benefits for a significant number of employees for some or all of their future service.
Curtailment losses are recognized when it is probable the curtailment will occur and the effects are reasonably estimable. Curtailment gains are recognized when the related employees are terminated or a plan amendment is adopted, whichever is applicable.
As required under ASC 715, the Company remeasures plan assets and obligations during an interim period whenever a significant event occur that results in a material change in the net periodic pension cost. The determination of significance is based on judgment and consideration of events and circumstances impacting the pension costs.
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,150 and is presented on the accompanying Consolidated Statement of Income as "Curtailments and early retirement incentives."

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,957 and is presented on the accompanying Consolidated

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Statement of Income as "Curtailments and early retirement incentives," as well as severance charges of $1,182 included in "Acquisition and integration expenses" on the accompanying Consolidated Statement of Income.

•
In October 2012, the Company completed an early retirement incentive offer with a portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for an increase in the pension benefits to covered employees who retire no later than March 31, 2013. This early retirement incentive resulted in a special termination benefit expense of $2,030 and is presented on the accompanying Consolidated Statement of Income within "Curtailments and early retirement incentives."

•
In February 2013, the Company completed a second early retirement incentive offer with an expanded portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for the same increase, as the October 2012 offer, in pension benefits to covered employees who retire no later than September 1, 2013. This early retirement incentive resulted in a special termination benefit expense of $5,682. In addition, the Company concluded that the February 2013 offer and the October 2012 offer represented such similar actions that they needed to be combined to assess whether the resulting change in the remaining service period indicated that a curtailment had occurred. The Company concluded that a curtailment had occurred and recorded a curtailment loss of $21,843 included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2013.

•
In February 2013, the Company committed to a plan to relocate from its largest operating facility. In connection with this relocation plan, the Company will exit this facility's Fabrications operations resulting in the termination of a number of defined benefit plan participants. The Company concluded that these terminations will result in a significant reduction in the remaining service period and recorded a curtailment loss of $1,819 included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2013.

•
In December 2011, the Company negotiated the termination of one of its smaller defined benefit plans. This termination resulted in a $1,625 special termination benefit, included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

•
In February 2012, the Company's second largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. The agreement provides actively employed participants the option to elect a lump-sum distribution upon retirement effective April 1, 2012. This change resulted in a reduction to the projected benefit obligation of approximately $7,145.

•
In March 2012, the Company announced an amendment to the retirement plans of its non-represented employee participants. Effective April 1, 2013, most actively employed participants with 30 years of service and certain highly compensated employees as of April 1, 2012 will no longer continue to accrue a benefit. Those changes resulted in a reduction of the projected pension obligation of $56,701 and a related curtailment gain of $42,446 included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2012.

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2014:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2014 net periodic benefit costs
Prior service cost ($4,183 and $2,830 net of tax, respectively)	$(6,692)	$(4,530)
Actuarial loss ($11,173 net of tax)	17,876	—

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2014	$219,122	$33,057
2015	165,402	28,703
2016	161,633	28,291
2017	159,458	28,013
2018	157,215	27,547
2019 - 2023	758,887	125,594
* Net of expected Medicare Part D subsidies of $1.8 million to $1.9 million per year
Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2014 and the actual asset allocations at March 31, 2013 and 2012.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2014	2013	2012
Equity securities	50 - 65%	48%	50%
Fixed income securities	20 - 45%	47	44
Alternative investment funds	2 - 10%	5	6
Total		100%	100%
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The tables below provides the fair values of the Company's plan assets at March 31, 2013 and 2012 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 19 below for definition of levels).

March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$33,851	$800	$—	$34,651
Equity securities
International	213,785	—	—	213,785
US equity	62,071	—	—	62,071
US commingled fund	625,671	—	—	625,671
International commingled fund	31,879	29,367	—	61,246
Fixed income securities
Corporate bonds	—	14,572	—	14,572
Government securities	—	161,879	—	161,879
Commingled fund	664,609	84,651	—	749,260
Other fixed income	—	10,234	—	10,234
Other
Private equity and infrastructure	—	—	95,015	95,015
Total investment in securities—assets	$1,631,866	$301,503	$95,015	$2,028,384
Receivables				2,120
Payables				(294)
Total plan assets				$2,030,210

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$152,009	$73,675	$—	$225,684
Equity securities
International	147,784	—	—	147,784
US equity	24,250	—	—	24,250
US commingled fund	45,019	165,308	—	210,327
International commingled fund	567	111,394	—	111,961
Fixed income securities
Corporate bonds	—	115,316	—	115,316
Government securities	—	180,385	—	180,385
Commingled fund	—	413,268	—	413,268
Mortgage-backed securities	—	114,271	—	114,271
Other fixed income	—	60,396	—	60,396
Other
Futures	—	13,192	—	13,192
Private equity and infrastructure	—	—	109,727	109,727
Real estate	—	—	—	—
Commingled fund swaps	—	166,411	—	166,411
Total investment in securities—assets	$369,629	$1,413,616	$109,727	$1,892,972
Liabilities
Other investments
Futures	$—	$(3,523)	$—	$(3,523)
Total investment in securities—liabilities	$—	$(3,523)	$—	$(3,523)
Net investment in securities	$369,629	$1,410,093	$109,727	$1,889,449
Receivables				13,002
Payables				(20,497)
Total plan assets				$1,881,954
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2012 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2013 Balance
Private equity funds	$109,727	$(17,743)	$2,241	$790	$95,015

	March 31, 2011 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2012 Balance
Private equity funds	$98,674	$1,163	$(1,729)	$11,619	$109,727
Real estate	51,734	(54,510)	2,776	—	—
Total	$150,408	$(53,347)	$1,047	$11,619	$109,727
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The effect of a 25 basis-point change in discount rates as of March 31, 2013 is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(63,100)	$(7,400)
Net periodic expense		1,100	500
Decrease of 25 basis points
Obligation	*	$64,900	$7,700
Net periodic expense		8,200	(500)
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.25%. For fiscal 2014, the expected long-term rate of return is 8.25%.
A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at March 31, 2013 was 8.00% and is assumed to decrease gradually to 4.50% by fiscal 2019 and remain at that level thereafter. The effect of a one-percentage-point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$(661)	$(606)
Obligation	(11,303)	(11,159)
Anticipated Contributions to Defined Benefit Plans
Assuming a normal retirement age of 65, the Company expects to contribute $119,623 to its defined benefit pension plans and $33,058 to its OPEB during fiscal 2014. No plan assets are expected to be returned to the Company in fiscal 2014.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options are fully vested as of March 31, 2013. There were no employee or non-employee director options granted during fiscal years ended March 31, 2013, 2012 and 2011. The Company recognized compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of these awards.
In fiscal 2006, the Company approved the granting of restricted stock as its primary form of share-based incentive. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the fourth anniversary of the date of grant, and are included in capital in excess of par value. Restricted shares generally vest in full after three or four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. Certain of these awards contain performance conditions, in addition to service conditions. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three or four years.
The Company recognized $6,367, $4,988 and $3,622 of share-based compensation expense during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2013, 2012 and 2011 was $2,228, $1,746 and $1,268, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2013 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	201,244	$16.42
Granted	—	—
Exercised	(128,356)	16.65
Forfeited	(2,000)	22.46
Outstanding at March 31, 2013	70,888	$15.85	1.6	$3,435
Exercisable at March 31, 2013	70,888	$15.85	1.6	$3,435
As of March 31, 2013 and 2012, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during the fiscal years ended March 31, 2013, 2012 and 2011 was $6,281, $4,928 and $3,702, respectively.
At March 31, 2013 and 2012, 2,306,925 shares and 2,425,782 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares of restricted stock and deferred stock units as of March 31, 2013 and changes during the fiscal year ended March 31, 2013, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted stock and deferred stock units at March 31, 2012	370,292	$33.34
Granted	118,857	62.25
Vested	(117,376)	21.26
Forfeited	(8,310)	45.97
Nonvested restricted stock and deferred stock units at March 31, 2013	363,463	$46.41
The fair value of restricted stock which vested during fiscal 2013 was $7,458. The tax benefit from vested restricted stock was $1,840, $609 and $1,862 during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2013, 2012 and 2011 was $62.25, $42.76 and $38.19, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $3,854, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

In April 2013, 71,631 restricted shares were granted following the determination of net earnings per share and return on net assets for fiscal 2013. Certain of these awards contain performance conditions, in addition to service conditions. Expected future compensation expenses on this April 2013 grant, net of expected forfeitures, is approximately $3,830, which is expected to vest over the remaining vesting period of 2.5 years.
During the fiscal years ended March 31, 2013, 2012 and 2011, 17,000, 6,650 and 11,000 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a three or four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

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
The Company's risk related to pension projected obligations as of March 31, 2013 is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's risk related to OPEB projected obligations as of March 31, 2013 is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2013 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

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

18.	RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, TX and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $18,113 in capital expenditures during the fiscal year ended March 31, 2013 associated with this plan, and expects total capital expenditures to be between approximately $90,800 to $102,000 related to the expansion of Red Oak. The Company incurred approximately $1,795 of expenses related to the relocation during fiscal year 2013 and expects to incur approximately $28,000 to $40,000 for the fiscal year end March 31, 2014. The relocation is expected to be completed in early fiscal 2015.

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
Recurring Measurements
The following table provides the liabilities reported at fair value in Other noncurrent liabilities and assets reported at fair value in Prepaid and other current assets, each measured on a recurring basis:

		March 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Contingent consideration liabilities	$(2,614)	$—	$—	$(2,614)
Derivative assets	$209	$—	$209	$—

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

		March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Contingent consideration liabilities	$(2,019)	$—	$—	$(2,019)
Derivative assets	$212	$—	$212	$—
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	March 31, 2013 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,614)	Discounted cash flow	Earnings of acquired company	$0 - $3,000

	March 31, 2012 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,019)	Discounted cash flow	Earnings of acquired company	$0 - $3,000
The fair value of the contingent consideration at the date of the acquisition of ANS was $1,926 which was estimated using the income approach based on significant inputs that are not observable in the market. The recorded balance of such contingent consideration as of March 31, 2013 and 2012 was $2,614 and $2,019, respectively. The maximum amount of the ANS earnout that could be earned is $3,000. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate have not changed since the date of acquisition, with the exception of the present value factor.
Due to changes in the projected earnings over the related contingent consideration period, the Company concluded that the fair value of the contingent consideration for the acquisition of Fabritech, which was acquired in March 2010, was zero as of March 31, 2013. The maximum amount of the earnout that could be earned is $16,000. As a result, a benefit of $2,870 was recognized and included within "Interest expense and other" for the fiscal year ended March 31, 2012. In addition, the Company considered these changes in projected earnings to be an indicator of impairment of the associated long-lived asset group (whose carrying value was $9,265 at December 31, 2011) and, as a result, tested these long-lived assets for recoverability as of December 31, 2011 and concluded the long-lived asset group was recoverable.
Derivative liabilities included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings within "Interest expense and other." The aggregate notional amount of our outstanding foreign currency exchange contracts at March 31, 2013 was $8,118.
The effect of derivative instruments in the Consolidated Statements of Income is as follows:

		Amount of Gain (Loss) in OCI (Effective Portion) Year ended March 31,		Reclassification Adjustment Gain (Loss) Amount Year ended March 31,
	Reclassification Adjustment Gain (Loss) Location (Effective Portion)
Cash Flow Hedges		2013	2012	2013	2012
Derivatives	Interest expense and other	$(1)	$(364)	$(102)	$156
The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $131 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during fiscal 2014.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2013 Balance
Contingent consideration	$2,019	$—	$595	$—	$2,614

	March 31, 2011 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2012 Balance
Contingent consideration	$2,870	$1,926	$(2,777)	$—	$2,019
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2013 and 2012 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
Nonrecurring Measurements
The sale of the Triumph Instruments assets and liabilities are categorized as level 2 within the fair value hierarchy (Note 4).
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (level 1 inputs). Carrying amounts and the related estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements are as follows:

	March 31, 2013		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,329,863	$1,594,800	$1,158,862	$1,385,264
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

20.	CUSTOMER CONCENTRATION
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 32% and 37% of total accounts receivable as of March 31, 2013 and 2012, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2013 were $1,829,200, or 49% of net sales, of which $1,719,485, $73,794 and $35,921 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2012 were $1,589,432, or 47% of net sales, of which $1,493,786, $65,159 and $30,487 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2011 were $1,317,398, or 45% of net sales, of which $1,226,246, $58,207 and $32,945 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

21.	COLLECTIVE BARGAINING AGREEMENTS
Approximately 27% of the Company's labor force is covered under collective bargaining agreements. Approximately 64% of the Company's collectively bargained workforce are working under contracts set to expire within one year.

22.	SEGMENTS
The Company reports financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company's CODM utilizes Adjusted EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including curtailments and early retirement incentives on the Company's defined benefit plans, such as the $34,481 curtailment loss and early retirement incentives for the fiscal year ended March 31, 2013.
The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.
Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income before interest is as follows:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Net sales:
Aerostructures	$2,781,344	$2,571,576	$2,126,040
Aerospace systems	615,771	551,800	513,435
Aftermarket services	314,507	292,674	272,728
Elimination of inter-segment sales	(8,920)	(8,121)	(6,855)
	$3,702,702	$3,407,929	$2,905,348
Income before income taxes:
Operating income (loss):
Aerostructures	$469,873	$403,414	$267,783
Aerospace systems	103,179	90,035	75,292
Aftermarket services	45,380	31,859	28,774
Corporate	(87,219)	(10,593)	(57,813)
	531,213	514,715	314,036
Interest expense and other	68,156	77,138	79,559
	$463,057	$437,577	$234,477
Depreciation and amortization:
Aerostructures	$95,884	$89,113	$69,451
Aerospace systems	19,870	17,363	17,183
Aftermarket services	9,118	9,487	11,101
Corporate	4,634	3,761	1,922
	$129,506	$119,724	$99,657
Amortization of acquired contract liabilities, net:
Aerostructures	$25,457	$26,684	$29,214
Aerospace systems	187	—	—
	$25,644	$26,684	$29,214
Adjusted EBITDA:
Aerostructures	$540,300	$465,843	$308,020
Aerospace systems	122,862	107,398	92,475
Aftermarket services	54,498	41,346	39,875
Corporate	(48,104)	(47,232)	(55,891)
	$669,556	$567,355	$384,479

	Year Ended March 31,
	2013	2012	2011
Capital expenditures:
Aerostructures	$90,466	$64,633	$57,390
Aerospace systems	19,388	14,747	11,534
Aftermarket services	14,820	8,682	4,656
Corporate	2,216	5,907	16,445
	$126,890	$93,969	$90,025

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	March 31,
	2013	2012
Total Assets:
Aerostructures	$3,707,527	$3,635,676
Aerospace systems	1,040,032	556,485
Aftermarket services	327,609	317,322
Corporate	108,337	87,741
	$5,183,505	$4,597,224
During fiscal years ended March 31, 2013, 2012 and 2011, the Company had foreign sales of $504,079, $463,864 and $394,827, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2013 and 2012, the Company had foreign long-lived assets of $98,828 and $90,336, respectively.

23.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The Company's 2017 Notes, the 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes, the 2018 Notes and the 2021 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2013 and 2012, statements of income and comprehensive income for the fiscal years ended March 31, 2013, 2012 and 2011, and statements of cash flows for the fiscal years ended March 31, 2013, 2012 and 2011.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,110	$1,537	$27,390	$—	$32,037
Trade and other receivables, net	1,141	171,128	261,657	—	433,926
Inventories	—	956,880	30,822	—	987,702
Rotable assets	—	24,903	9,950	—	34,853
Deferred income taxes	—	99,546	—	—	99,546
Prepaid expenses and other	5,533	15,102	2,890	—	23,525
Assets held for sale	—	14,747	—	—	14,747
Total current assets	9,784	1,283,843	332,709	—	1,626,336
Property and equipment, net	9,999	753,974	51,575	—	815,548
Goodwill and other intangible assets, net	335	2,628,883	45,516	—	2,674,734
Other, net	58,526	7,968	393	—	66,887
Intercompany investments and advances	741,172	325,786	1,528	(1,068,486)	—
Total assets	$819,816	$5,000,454	$431,721	$(1,068,486)	$5,183,505
Current liabilities:
Current portion of long-term debt	$109,648	$24,282	$—	$—	$133,930
Accounts payable	9,400	309,571	8,663	—	327,634
Accrued expenses	35,894	226,830	9,514	—	272,238
Liabilities related to assets held for sale	—	2,621	—	—	2,621
Total current liabilities	154,942	563,304	18,177	—	736,423
Long-term debt, less current portion	998,200	47,733	150,000	—	1,195,933
Intercompany debt	(2,396,495)	2,193,874	202,621	—	—
Accrued pension and other postretirement benefits, noncurrent	7,264	663,911	—	—	671,175
Deferred income taxes and other	10,747	525,318	(1,249)	—	534,816
Total stockholders' equity	2,045,158	1,006,314	62,172	(1,068,486)	2,045,158
Total liabilities and stockholders' equity	$819,816	$5,000,454	$431,721	$(1,068,486)	$5,183,505

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,969	$2,237	$19,456	$—	$29,662
Trade and other receivables, net	225	209,146	231,237	—	440,608
Inventories	—	789,913	28,043	—	817,956
Rotable assets	—	24,468	10,086	—	34,554
Deferred income taxes	—	114,962	—	—	114,962
Prepaid and other	5,956	13,156	4,232	—	23,344
Total current assets	14,150	1,153,882	293,054	—	1,461,086
Property and equipment, net	10,444	674,036	48,900	—	733,380
Goodwill and other intangible assets, net	1,006	2,325,876	48,932	—	2,375,814
Other, net	25,060	1,488	396	—	26,944
Intercompany investments and advances	555,684	318,713	1,957	(876,354)	—
Total assets	$606,344	$4,473,995	$393,239	$(876,354)	$4,597,224
Current liabilities:
Current portion of long-term debt	$128,996	$13,241	$—	$—	$142,237
Accounts payable	2,548	257,136	6,440	—	266,124
Accrued expenses	46,123	256,413	9,084	—	311,620
Total current liabilities	177,667	526,790	15,524	—	719,981
Long-term debt, less current portion	847,049	49,576	120,000	—	1,016,625
Intercompany debt	(2,227,499)	2,032,973	194,526	—	—
Accrued pension and other postretirement benefits, noncurrent	7,119	693,006	—	—	700,125
Deferred income taxes and other	8,639	359,829	(1,344)	—	367,124
Total stockholders' equity	1,793,369	811,821	64,533	(876,354)	1,793,369
Total liabilities and stockholders' equity	$606,344	$4,473,995	$393,239	$(876,354)	$4,597,224

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,608,064	$99,593	$(4,955)	$3,702,702
Operating costs and expenses:
Cost of sales	—	2,703,416	65,027	(4,955)	2,763,488
Selling, general and administrative	8,530	213,408	19,411	—	241,349
Depreciation and amortization	2,430	122,626	4,450	—	129,506
Acquisition-related	588	2,077	—	—	2,665
Curtailments and early retirement incentives	34,481	—	—	—	34,481
	46,029	3,041,527	88,888	(4,955)	3,171,489
Operating (loss) income	(46,029)	566,537	10,705	—	531,213
Intercompany interest and charges	(191,025)	187,713	3,312	—	—
Interest expense and other	61,962	9,463	(3,269)	—	68,156
Income from continuing operations, before income taxes	83,034	369,361	10,662	—	463,057
Income tax expense	24,782	139,799	1,129	—	165,710
Income from continuing operations	58,252	229,562	9,533	—	297,347
Loss on discontinued operations, net	—	—	—	—	—
Net income	58,252	229,562	9,533	—	297,347
Other comprehensive income (loss)	—	(49,834)	(1,832)	—	(51,666)
Total comprehensive income	$58,252	$179,728	$7,701	$—	$245,681

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,310,929	$104,229	$(7,229)	$3,407,929
Operating costs and expenses:
Cost of sales	—	2,492,513	79,711	(7,229)	2,564,995
Selling, general and administrative	33,936	190,145	18,472	—	242,553
Depreciation and amortization	1,933	112,477	5,314	—	119,724
Acquisition and integration	6,342	—	—	—	6,342
Curtailments and early retirement incentives	(40,400)	—	—	—	(40,400)
	1,811	2,795,135	103,497	(7,229)	2,893,214
Operating (loss) income	(1,811)	515,794	732	—	514,715
Intercompany interest and charges	(188,865)	185,282	3,583	—	—
Interest expense and other	75,959	4,322	(3,143)	—	77,138
Income from continuing operations, before income taxes	111,095	326,190	292	—	437,577
Income tax expense	22,467	133,371	117	—	155,955
Income from continuing operations	88,628	192,819	175	—	281,622
Loss on discontinued operations, net	—	(765)	—	—	(765)
Net income	88,628	192,054	175	—	280,857
Other comprehensive income	232	(127,157)	(2,852)	—	(129,777)
Total comprehensive income	$88,860	$64,897	$(2,677)	$—	$151,080

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,813,506	$97,630	$(5,788)	$2,905,348
Operating costs and expenses:
Cost of sales	—	2,169,678	67,974	(5,788)	2,231,864
Selling, general and administrative	34,989	189,486	14,414	—	238,889
Depreciation and amortization	1,922	94,235	3,500	—	99,657
Acquisition and integration	20,902	—	—	—	20,902
	57,813	2,453,399	85,888	(5,788)	2,591,312
Operating (loss) income	(57,813)	360,107	11,742	—	314,036
Intercompany interest and charges	(163,530)	160,290	3,240	—	—
Interest expense and other	74,343	8,292	(3,076)	—	79,559
Income from continuing operations, before income taxes	31,374	191,525	11,578	—	234,477
Income tax expense	11,758	69,121	1,187	—	82,066
Income from continuing operations	19,616	122,404	10,391	—	152,411
Loss on discontinued operations, net	—	(2,512)	—	—	(2,512)
Net income	19,616	119,892	10,391	—	149,899
Other comprehensive income (loss)	1,188	114,780	3,798	—	119,766
Total comprehensive income	$20,804	$234,672	$14,189	$—	$269,665

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$58,252	$229,562	$9,533	$—	$297,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities	42,111	4,046	(22,586)	—	23,571
Net cash provided by (used in) operating activities	100,363	233,608	(13,053)	—	320,918
Capital expenditures	(1,315)	(119,949)	(5,626)	—	(126,890)
Reimbursements of capital expenditures	—	5,156	—	—	5,156
Proceeds from sale of assets and businesses	—	3,985	8	—	3,993
Cash used for businesses and intangible assets acquired	—	(349,632)	—	—	(349,632)
Net cash provided by (used in) investing activities	(1,315)	(460,440)	(5,618)	—	(467,373)
Net increase in revolving credit facility	(224,151)	—	—	—	(224,151)
Proceeds on issuance of debt	375,000	14,435	138,700	—	528,135
Retirements and repayments of debt	(19,594)	(14,044)	(108,700)	—	(142,338)
Payments of deferred financing costs	(8,838)		—	—	(8,838)
Dividends paid	(8,005)	—	—	—	(8,005)
Repayment of governmental grant	—	(1,090)	—	—	(1,090)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from exercise of stock options, including excess tax benefit	6,766	—	—	—	6,766
Intercompany financing and advances	(223,245)	226,831	(3,586)	—	—
Net cash (used in) provided by financing activities	(103,907)	226,132	26,414	—	148,639
Effect of exchange rate changes on cash and cash equivalents	—	—	191	—	191
Net change in cash and cash equivalents	(4,859)	(700)	7,934	—	2,375
Cash and cash equivalents at beginning of year	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of year	$3,110	$1,537	$27,390	$—	$32,037

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$88,628	$192,054	$175	$—	$280,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(22,063)	(16,455)	(14,558)	—	(53,076)
Net cash provided by (used in) operating activities	66,565	175,599	(14,383)	—	227,781
Capital expenditures	(2,891)	(85,441)	(5,637)	—	(93,969)
Reimbursements of capital expenditures	—	3,437	—	—	3,437
Proceeds from sale of assets and businesses	4,952	3,690	116	—	8,758
Cash used for businesses and intangible assets acquired	—	11,951	—	—	11,951
Net cash used in investing activities	2,061	(66,363)	(5,521)	—	(69,823)
Net increase in revolving credit facility	235,000	—	—	—	235,000
Proceeds on issuance of debt	—	5,853	86,400	—	92,253
Retirements and repayments of debt	(398,908)	(16,857)	(68,773)	—	(484,538)
Payments of deferred financing costs	(3,999)	—	—	—	(3,999)
Dividends paid	(6,899)	—	—	—	(6,899)
Repayment of governmental grant	—	(2,180)	—	—	(2,180)
Repurchase of restricted shares for minimum tax obligation	(609)	—	—	—	(609)
Proceeds from exercise of stock options, including excess tax benefit	4,721	—	—	—	4,721
Intercompany financing and advances	92,767	(95,568)	2,801	—	—
Net cash (used in) provided by financing activities	(77,927)	(108,752)	20,428	—	(166,251)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,373)	—	(1,373)
Net change in cash and cash equivalents	(9,301)	484	(849)	—	(9,666)
Cash and cash equivalents at beginning of year	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of year	$7,969	$2,237	$19,456	$—	$29,662

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,616	$119,892	$10,391	$—	$149,899
Adjustments to reconcile net income to net cash provided by operating activities	34,398	(14,850)	(27,143)	—	(7,595)
Net cash provided by operating activities	54,014	105,042	(16,752)	—	142,304
Capital expenditures	(16,445)	(72,237)	(1,343)	—	(90,025)
Proceeds from sale of assets and businesses	—	4,156	57	—	4,213
Cash used for businesses and intangible assets acquired	—	(333,228)	—	—	(333,228)
Net cash used in investing activities	(16,445)	(401,309)	(1,286)	—	(419,040)
Net decrease in revolving credit facility	85,000	—	—	—	85,000
Proceeds on issuance of debt	695,695	10	150,400	—	846,105
Retirements and repayments of debt	(593,104)	(25,761)	(126,987)	—	(745,852)
Payments of deferred financing costs	(22,790)	—	—	—	(22,790)
Dividends paid	(3,574)	—	—	—	(3,574)
Repayment of governmental grant	—	(1,695)	—	—	(1,695)
Repurchase of restricted shares for minimum tax obligation	(1,861)	—	—	—	(1,861)
Proceeds from exercise of stock options, including excess tax benefit	3,034	—	—	—	3,034
Intercompany financing and advances	(331,136)	323,754	7,382	—	—
Net cash (used in) provided by financing activities	(168,736)	296,308	30,795	—	158,367
Effect of exchange rate changes on cash and cash equivalents	—	—	479	—	479
Net change in cash and cash equivalents	(131,167)	41	13,236	—	(117,890)
Cash and cash equivalents at beginning of year	148,437	1,712	7,069	—	157,218
Cash and cash equivalents at end of year	$17,270	$1,753	$20,305	$—	$39,328

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2013				Fiscal 2012
	June 30	Sept. 30	Dec. 31 (6)	Mar. 31 (4) (7)	June 30	Sept. 30	Dec. 31	Mar. 31 (5)
BUSINESS SEGMENT SALES
Aerostructures	$669,853	$713,978	$676,791	$720,722	$643,306	$587,977	$626,046	$714,247
Aerospace Systems	140,512	150,139	141,059	184,061	133,010	133,775	133,291	151,724
Aftermarket Services	79,977	76,061	74,587	83,881	70,368	70,547	68,639	83,120
Inter-segment Elimination	(2,654)	(1,997)	(1,872)	(2,396)	(1,621)	(1,771)	(2,014)	(2,715)
TOTAL SALES	$887,688	$938,181	$890,565	$986,268	$845,063	$790,528	$825,962	$946,376
GROSS PROFIT(1)	$214,869	$212,797	$204,872	$219,738	$176,965	$179,705	$187,296	$219,629
OPERATING INCOME
Aerostructures	$120,138	$121,384	$117,450	$110,901	$87,974	$92,489	$103,947	$119,004
Aerospace Systems	23,465	25,712	20,562	33,440	22,417	22,644	18,623	26,351
Aftermarket Services	11,807	10,767	9,856	12,950	6,961	7,015	6,917	10,966
Corporate	(14,468)	(14,917)	(13,509)	(44,325)	(11,972)	(13,692)	(11,847)	26,918
TOTAL OPERATING INCOME	$140,942	$142,946	$134,359	$112,966	$105,380	$108,456	117,640	$183,239
INCOME (LOSS) FROM
Continuing Operations	$76,332	$80,190	$75,223	$65,602	$50,904	$58,564	$65,903	$106,251
Discontinued Operations	—	—	—	—	(689)	(76)	—	—
NET INCOME	$76,332	$80,190	$75,223	$65,602	$50,215	$58,488	$65,903	$106,251
Basic Earnings (Loss) per share(2)
Continuing Operations	$1.54	$1.61	$1.51	$1.32	$1.05	$1.20	$1.35	$2.16
Discontinued Operations	—	—	—	—	(0.01)	—	—	—
Net Income	$1.54	$1.61	$1.51	$1.32	$1.04	$1.20	$1.35	$2.16
Diluted Earnings (Loss) per share(2)(3)
Continuing Operations	$1.46	$1.53	$1.43	$1.24	$0.99	$1.13	$1.27	$2.03
Discontinued Operations	—	—	—	—	(0.01)	—	—	—
Net Income	$1.46	$1.53	$1.43	$1.24	$0.98	$1.13	$1.27	$2.03

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)	The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(3)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(4)	Includes a pre-tax curtailment loss, net of $29,344 due to reductions in the expected remaining service period under the Company's defined benefit plans as disclosed in Note 15.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(5)	Includes a pre-tax curtailment gain, net of $40,400 due to amendments made to the Company's defined benefit plans as disclosed in Note 15.

(6)	Includes the results of Embee from December 19, 2012 (date of acquisition) through March 31, 2013.

(7)	Includes the results of GPECS from March 18, 2013 (date of acquisition) through March 31, 2013.

25.	SUBSEQUENT EVENTS
On May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business from Precision Castparts Corp. for $33,530 in cash and $30,000 in assumed debt settled at closing. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures -Farnborough and Triumph Structures - Thailand and be included in the Aerostructures Group. Together, Triumph Structures -Farnsborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale for total proceeds of $11,426 including cash received at closing of $9,676, a note of $1,500, and the remaining amount held in escrow, resulting in a loss of $1,462 recognized during the quarter ended March 31, 2013. The assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale were classified as held for sale as of March 31, 2013. Their operating results are included in the Aftermarket Services Group through the date of disposal.
In March through May 2013, the Company received notice of conversion from holders of $77,260 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2014 with the principal and accrued but unpaid interest settled in cash and the conversion benefit settled through the issuance of approximately 1,844,714 shares.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2013:
Allowance for doubtful accounts receivable	$3,900	1,974	70	(572)	$5,372
For year ended March 31, 2012:
Allowance for doubtful accounts receivable	$3,196	1,282	528	(1,106)	$3,900
For year ended March 31, 2011:
Allowance for doubtful accounts receivable	$4,276	152	16	(1,248)	$3,196

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2013.
Management's assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting did not include the internal control of Triumph Engine Control Systems, LLC and Triumph Processing - Embee Division, Inc., which were acquired in March 2013 and December 2012, respectively. The acquisitions, which are more fully discussed in Note 3 to the consolidated financial statements for fiscal 2013, are included in the fiscal 2013 consolidated financial statements of Triumph Group, Inc. and represented total assets of approximately $477 million or 9% at March 31, 2013, and revenues of approximately $22 million or 0.6% for the year ended March 31, 2013. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.
Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited the Company's effectiveness of Triumph's internal control over financial reporting. This report appears on the following page.

/s/ JEFFRY D. FRISBY
Jeffry D. Frisby President and Chief Executive Officer
/s/ M. DAVID KORNBLATT
M. David Kornblatt Executive Vice President and Chief Financial Officer
/s/ THOMAS A. QUIGLEY, III
Thomas A. Quigley, III Vice President and Controller
May 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triumph Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triumph Processing - Embee and Triumph Engine Controls Systems, which are included in the fiscal year 2013 consolidated financial statements of Triumph Group, Inc. and constituted $477 million and $353 million of total and net assets, respectively, as of March 31, 2013 and $22 million and $3 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Triumph Group, Inc. also did not include an evaluation of the internal control over financial reporting of Triumph Processing - Embee and Triumph Engine Control Systems.
In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013 of Triumph Group, Inc. and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 29, 2013

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in our fourth quarter of fiscal 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2013 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2013 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2013 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2013 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2013 Proxy Statement.

Item 11.	Executive Compensation
The information required regarding executive compensation is incorporated herein by reference to the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2013 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	116

All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(11)
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(7)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(17)
3.3	Amended and Restated By-Laws of Triumph Group, Inc.(19)
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)
4.3	Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
4.5	Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(12)
4.6	Form of 8% Senior Subordinated Notes due 2017.(12)
4.7	Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(12)
4.8	Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(13)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(13)

4.10	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)

Exhibit Number		Description
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2	*	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.
10.3	*#	2004 Stock Incentive Plan.
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5	*	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)
10.11
Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(5)

10.12
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., Carlyle Investment Group,  L.P. and TC Group, L.L.C.(11)

10.13
Amended and Restated Guarantee and Collateral Agreement, dated as of April 5, 2011, made by Triumph Group, Inc. and certain of its subsidiaries in favor of PNC Bank, National Association, as Administrative and Collateral Agent for the other Secured Parties.(4)

10.14
Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(14)

10.15		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.16	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.17	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.18	#	Change of Control Employment Agreement with Jeffry Frisby.(16)
10.19
Second Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC, RBC Capital Markets and Sovereign Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A., Royal Bank of Canada, and Sovereign Bank, N.A., as Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents. (3)

10.20
Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(18)

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

________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
/s/ JEFFRY D. FRISBY
Dated:	May 29, 2013	By:	Jeffry D. Frisby President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFRY D. FRISBY	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2013
Jeffry D. Frisby
/s/ M. DAVID KORNBLATT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2013
M. David Kornblatt
/s/ THOMAS A. QUIGLEY	Vice President and Controller (Principal Accounting Officer)	May 29, 2013
Thomas A. Quigley
/s/ RICHARD C. ILL	Chairman and Director	May 29, 2013
Richard C. Ill
/s/ PAUL BOURGON	Director	May 29, 2013
Paul Bourgon
/s/ ELMER L. DOTY	Director	May 29, 2013
Elmer L. Doty
/s/ JOHN G. DROSDICK	Director	May 29, 2013
John G. Drosdick
/s/ RALPH E. EBERHART	Director	May 29, 2013
Ralph E. Eberhart
/s/ RICHARD C. GOZON	Director	May 29, 2013
Richard C. Gozon
/s/ WILLIAM L. MANSFIELD	Director	May 29, 2013
William L. Mansfield
/s/ ADAM J. PALMER	Director	May 29, 2013
Adam J. Palmer
/s/ JOSEPH M. SILVESTRI	Director	May 29, 2013
Joseph M. Silvestri
/s/ GEORGE SIMPSON	Director	May 29, 2013
George Simpson

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(11)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(7)
3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(17)
3.3		Amended and Restated By-Laws of Triumph Group, Inc.(1)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(19)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(12)
4.6		Form of 8% Senior Subordinated Notes due 2017.(12)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(12)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(13)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(13)

4.10		Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2	*	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.
10.3	*#	2004 Stock Incentive Plan.
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5	*	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt, John B. Wright, II and Kevin E. Kindig.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)
10.11
Form of Receivables Purchase Agreement, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.(5)

Exhibit Number		Description
10.12
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., Carlyle Investment Group,  L.P. and TC Group, L.L.C.(11)

10.13
Amended and Restated Guarantee and Collateral Agreement, dated as of April 5, 2011, made by Triumph Group, Inc. and certain of its subsidiaries in favor of PNC Bank, National Association, as Administrative and Collateral Agent for the other Secured Parties.(4)

10.14
Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(14)

10.15		Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.16	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.17	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.18	#	Change of Control Employment Agreement with Jeffry Frisby.(16)
10.19
Second Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC, RBC Capital Markets and Sovereign Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A., Royal Bank of Canada, and Sovereign Bank, N.A., as Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents. (3)

10.20
Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(18)

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

_______________________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.