Form 10-Q
period 2013-06-30
TRIUMPH GROUP INC
filed 2013-08-02
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Common Stock, par value $0.001 per share, 52,013,582 shares outstanding as of August 1, 2013.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,529	$32,037
Trade and other receivables, less allowance for doubtful accounts of $6,318 and $5,372	411,152	433,927
Inventories, net of unliquidated progress payments of $134,261 and $124,128	1,086,753	987,702
Rotable assets	35,105	34,853
Deferred income taxes	58,886	100,533
Prepaid and other current assets	20,612	23,582
Assets held for sale	—	14,747
Total current assets	1,631,037	1,627,381
Property and equipment, net	885,183	815,084
Goodwill	1,724,067	1,717,792
Intangible assets, net	951,440	958,359
Deferred income taxes, noncurrent	804	627
Other, net	68,756	66,165
Total assets	$5,261,287	$5,185,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$56,457	$133,930
Accounts payable	312,410	327,426
Accrued expenses	248,115	276,849
Liabilities related to assets held for sale	—	2,621
Total current liabilities	616,982	740,826
Long-term debt, less current portion	1,357,326	1,195,933
Accrued pension and other postretirement benefits, noncurrent	632,001	671,175
Deferred income taxes, noncurrent	325,873	331,061
Other noncurrent liabilities	194,919	201,255
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,013,534 and 50,123,035 shares issued; 52,013,534 and 50,123,035 shares outstanding	52	50
Capital in excess of par value	860,081	848,372
Accumulated other comprehensive loss	(60,629)	(60,972)
Retained earnings	1,334,682	1,257,708
Total stockholders’ equity	2,134,186	2,045,158
Total liabilities and stockholders’ equity	$5,261,287	$5,185,408

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2013	2012

Net sales	$943,683	$887,688
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	696,471	651,277
Selling, general and administrative	66,717	61,959
Depreciation and amortization	37,934	31,815
Relocation costs	1,215	—
Integration expenses	—	545
Early retirement incentive expense	—	1,150
	802,337	746,746

Operating income	141,346	140,942
Interest expense and other	19,710	17,232
Income from continuing operations before income taxes	121,636	123,710
Income tax expense	42,593	47,378
Net income	$79,043	$76,332

Earnings per share—basic:	$1.56	$1.54

Weighted-average common shares outstanding—basic	50,815	49,416

Earnings per share—diluted:	$1.50	$1.46

Weighted-average common shares outstanding—diluted	52,806	52,271

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2013	2012

Net income	$79,043	$76,332
Other comprehensive income (loss):
Foreign currency translation adjustment	(509)	(4,422)
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($1,700) and ($30)	2,831	49
Recognized prior service credits, net of taxes of $1,056 and $987	(1,759)	(1,603)
Total defined benefit pension plans and other postretirement benefits, net of taxes	1,072	(1,554)
Cash flow hedges
Unrealized loss arising during period, net of tax of $140 and $62	(235)	(101)
Reclassification of (gain)/loss included in net earnings, net of tax of ($9) and $8	15	(12)
Net unrealized loss cash flow hedges, net of tax	(220)	(113)
Total other comprehensive income (loss)	343	(6,089)

Total comprehensive income	$79,386	$70,243

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2013	2012

Operating Activities
Net income	$79,043	$76,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,934	31,815
Amortization of acquired contract liabilities	(11,150)	(6,993)
Accretion of debt discount	145	133
Other amortization included in interest expense	1,064	945
Provision for doubtful accounts receivable	678	1,014
Provision for deferred income taxes	41,924	44,460
Employee stock-based compensation	1,328	1,532
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	42,082	75,167
Rotable assets	1,705	(865)
Inventories	(72,569)	(50,696)
Prepaid expenses and other current assets	3,225	(242)
Accounts payable, accrued expenses and other current liabilities	(74,490)	(37,012)
Accrued pension and other postretirement benefits	(37,458)	(33,591)
Changes in discontinued operations	—	—
Other	(1,579)	548
Net cash provided by operating activities	11,882	102,547
Investing Activities
Capital expenditures	(56,229)	(37,105)
Reimbursements of capital expenditures	2,869	7
Proceeds from sale of assets	10,321	—
Acquisitions, net of cash acquired	(31,329)	—
Net cash used in investing activities	(74,368)	(37,098)
Financing Activities
Net increase (decrease) in revolving credit facility	153,935	(75,326)
Proceeds from issuance of long-term debt and capital leases	25,000	59,599
Repayment of debt and capital lease obligations	(125,186)	(42,045)
Payment of deferred financing costs	(357)	(2,066)
Dividends paid	(2,069)	(1,997)
Proceeds from government grant	—	1,000
Repurchase of restricted shares for minimum tax obligation	(2,726)	(1,840)
Proceeds from exercise of stock options	109	253
Net cash provided by (used in) financing activities	48,706	(62,422)
Effect of exchange rate changes on cash	272	(693)
Net change in cash	(13,508)	2,334
Cash and cash equivalents at beginning of period	32,037	29,662
Cash and cash equivalents at end of period	$18,529	$31,996
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2013 audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended March 31, 2013 filed in May 2013.

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

Effective April 1, 2013, the Company prospectively adopted accounting guidance requiring disclosure of items reclassified from other comprehensive income (loss) to net income by their respective income statement line item. For items not reclassified to net income in their entirety, the Company is required to reference other disclosures that provide greater detail about these reclassifications. Refer to "Note 12 Stockholders' Equity" of this Form 10-Q for further information. Other than the additional disclosures, the adoption of the guidance did not have an impact on the Company's financial statements.

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

For the three months ended June 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,685), $(3,044) and $(0.06) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended June 30, 2013 included gross favorable adjustments of approximately $7,828 and gross unfavorable adjustments of approximately $(12,513). For the three months ended June 30, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(1,299), $(802) and $(0.02) net of tax, respectively.

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

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through provisional purchase accounting of the acquisition of Vought Aircraft Industries, Inc. ("Vought") on June 16, 2010. For the three months ended June 30, 2013 and 2012, the Company recognized $6,141 and $6,993, respectively, into net sales in the accompanying consolidated statements of income.

Included in net sales of the Aerospace Systems Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through provisional purchase accounting of the acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS") on March 18, 2013. For the three months ended June 30, 2013, the Company recognized $5,009 into net sales in the accompanying consolidated statements of income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 28% and 32% of total trade accounts receivable as of June 30, 2013 and March 31, 2013, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the three months ended June 30, 2013 were $425,114, or 45% of net sales, of which $397,314, $20,774 and $7,026 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2012 were $426,881, or 48% of net sales, of which $402,000, $17,966 and $6,915 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $1,328 and $1,532, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.
Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$592,917	$(108,086)	$484,831
Product rights, technology and licenses	11.3	56,876	(29,146)	27,730
Non-compete agreements and other	9.9	1,705	(1,226)	479
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,089,898	$(138,458)	$951,440

	March 31, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$588,761	$(98,483)	$490,278
Product rights and licenses	11.3	56,876	(27,775)	29,101
Non-compete agreements and other	8.8	2,205	(1,625)	580
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,086,242	$(127,883)	$958,359

Amortization expense for the three months ended June 30, 2013 and 2012 was $11,533 and $8,566, respectively.

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
The following is a rollforward of the warranty reserves for the three months ended June 30, 2013 and 2012, respectively:

	2013	2012
Balance, March 31	$21,775	$14,473
Charges (credits) to costs and expenses	917	(323)
Write-offs, net of recoveries	(630)	(491)
Exchange rate changes	4	(18)
Balance, June 30	$22,066	$13,641
Supplemental Cash Flow Information
The Company paid $672 and $2,408 for income taxes, net of refunds received, for the three months ended June 30, 2013 and 2012, respectively. The Company made interest payments of $11,589 and $13,125 for the three months ended June 30, 2013 and 2012, respectively.
During the three months ended June 30, 2013 and 2012, the Company financed $26 and $25 of property and equipment additions through capital leases, respectively. During the three months ended June 30, 2013 and 2012, the Company issued 1,849,548 and 310,629 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

3.     ACQUISITIONS
Acquisitions of Primus Composites
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites ("Primus") business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures - Farnborough and Triumph Structures - Thailand and be included in the Aerostructures Group. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
The purchase price for the Primus acquisition was $33,530 in cash and $30,000 in assumed debt settled at closing. Goodwill in the amount of $5,532 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $4,168 with a weighted-average life of 16.0 years.
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
As the acquisition occurred during our fiscal quarter, substantially all of the purchase price allocation for Primus is provisional. As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, additional purchase

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the Primus acquisition. Accordingly, the amounts below report the Company's best estimate of the fair value based on the information available at this time:

May 6, 2013
Cash	$2,201
Accounts receivable	17,349
Inventory	19,102
Prepaid expenses and other	883
Property and equipment	47,244
Goodwill	5,532
Intangibles assets	4,168
Other noncurrent assets	5,546
Total assets	$102,025

Accounts payable	$10,027
Accrued expenses	23,704
Deferred taxes	4,764
Total liabilities	$38,495
The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of Primus, whichever is earlier.
The Primus acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Primus acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,386 in acquisition-related costs in connection with the Primus acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

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

The purchase price for the GPECS acquisition was $208,650. Goodwill in the amount of $94,793 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at approximately $109,100 with a weighted-average life of 18.2 years.

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

As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for GPECS is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the GPECS acquisition. Accordingly, the Company has adjusted the value of intangible assets, property and equipment and contingent liabilities to draft appraisals. During the three months ended June 30, 2013, the Company recognized an increase of $29,511 in the provisional value of intangible assets as a result of the recognition of a definite-lived technology intangible asset and changes in the fair value of customer relationships acquired. Additionally, the Company recognized other immaterial adjustments to various assets acquired and liabilities assumed as of the acquisition date. These purchase price adjustments decreased the provisionally recognized goodwill by $27,963 and have been reflected retrospectively as of March 31, 2013 in the accompanying Consolidated Balance Sheet. The effect on net income for the period March 18, 2013 through March 31, 2013 was not material. Therefore, the allocation of the purchase price of the GPECS acquisition is not complete and the amounts below report the Company's best estimate of the fair value based on the information available at this time:

March 18, 2013
Accounts receivable	$15,888
Inventory	41,219
Prepaid expenses and other	568
Property and equipment	26,906
Goodwill	94,793
Intangibles assets	109,100
Deferred taxes	34,936
Total assets	$323,410

Accounts payable	$16,000
Accrued expenses	15,771
Acquired contract liabilities, net	80,000
Other noncurrent liabilities	2,989
Total liabilities	$114,760

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Technology	10 years	$19,100
Customer relationships	20 years	90,000
		$109,100
Based on the information accumulated to date, the Company's current assessment of the probable outcome of environmental and legal contingencies, the Company has recognized provisional liabilities which resulted in an amount of $2,800. The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of GPECS, whichever is earlier.
The GPECS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GPECS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $475 for the three months ended June 30, 2013 and $2,936 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the GPECS acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
Acquisition of Embee, Inc.

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
The purchase price for the Embee acquisition was $141,863. Goodwill in the amount of $69,740 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at $55,501 with a weighted-average life of 10.0 years. The Company has recorded its best estimate of the value of the assets and liabilities; however, the allocation of the purchase price for Embee is not complete. The purchase consideration will be finalized upon the settlement of working capital adjustments with the prior owners. The Company is also awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the Embee acquisition. Accordingly, the Company has adjusted the value of intangible assets, property and equipment and contingent liabilities to draft appraisals. Therefore, the allocation of the purchase price of the Embee acquisition is not complete. The measurement period adjustments recorded during the three months ended June 30, 2013 were not material to the financial statements.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805:

December 19, 2012
Cash	$750
Accounts receivable	6,956
Inventory	411
Prepaid expenses and other	507
Property and equipment	14,360
Goodwill	69,740
Intangible assets	55,501
Deferred taxes	509
Other assets	6,738
Total assets	$155,472

Accounts payable	$1,591
Accrued expenses	2,458
Other noncurrent liabilities	9,560
Total liabilities	$13,609
Based on the information accumulated to date, and the Company's current assessment of the probable outcome of environmental contingencies, the Company has recognized a provisional liability and an estimated indemnification asset, which resulted in a net amount of $10,060. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of Embee, whichever is earlier.
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Tradename	Indefinite-lived	$13,400
Customer relationships	10 years	42,101
		$55,501
The Embee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Embee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $80 for the three months ended June 30, 2013 and $805 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
The acquisitions of GPECS and Embee are herein referred to as the "fiscal 2013 acquisitions."
The pro forma results presented below include the effects of the Primus acquisition and the fiscal 2013 acquisitions as if they had been consummated as of April 1, 2012. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisitions. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

that might have been achieved had the acquisitions been consummated as of April 1, 2012 and have been included in the Company's results of operations for fiscal years 2014 and 2013.

	Three Months Ended June 30,
	2013	2012
Net Sales	$948,879	$957,289
Net income	79,199	81,384
Earnings per share—basic	$1.56	$1.65
Earnings per share—diluted	$1.50	$1.56

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale ("Triumph Instruments") for total proceeds of $11,426 including cash received at closing of $9,676, a note of $1,500, and the remaining amount held in escrow, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. The operating results of Triumph Instruments were included in the Aftermarket Services Group through the date of disposal. The Company expects to have significant continuing involvement in the business and markets of the disposed entities, as defined by ASC 205-20, Discontinued Operations; and, therefore, as a result, the disposal group does not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment, the Company compared the fair value of assets and liabilities at the evaluation date to the carrying amount at the end of the month prior to the evaluation date. The sale of the Triumph Instruments assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 7 below for definition of levels).
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2013	March 31, 2013
Raw materials	$83,363	$70,242
Work-in-process, including manufactured and purchased components	1,051,086	965,825
Finished goods	86,565	75,763
Less: unliquidated progress payments	(134,261)	(124,128)
Total inventories	$1,086,753	$987,702
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at June 30, 2013 and March 31, 2013 was $86,088 and $71,167, respectively, related to the Company's contract with Bombardier for the Global 7000/8000 program.
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

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2013	March 31, 2013

Revolving credit facility	$249,784	$95,849
Receivable securitization facility	160,900	150,000
Equipment leasing facility and other capital leases	57,650	61,449
Secured promissory notes	8,741	8,741
Senior subordinated notes due 2017	173,418	173,344
Senior notes due 2018	348,203	348,133
Senor notes due 2021	375,000	375,000
Convertible senior subordinated notes	32,109	109,369
Other debt	7,978	7,978
	1,413,783	1,329,863
Less current portion	56,457	133,930
	$1,357,326	$1,195,933

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
Revolving Credit Facility
On May 23, 2012, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the availability under the Credit Facility to $1,000,000, with a $50,000 accordion feature, from $850,000, (ii) extend the maturity date to May 23, 2017, and (iii) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,100 of financing costs. These costs, along with the $7,000 of unamortized financing costs prior to the closing, are being amortized over the remaining term of the Credit Facility.
On April 5, 2011, in connection with a prior amendment and restatement of the Credit Facility, the Company extinguished its then-outstanding term loan credit agreement (the “Term Loan”) at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other for the three months ended June 30, 2012.
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
At June 30, 2013, there were $249,784 in borrowings and $36,246 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2013, there were $95,849 in borrowings and $31,415 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of June 30, 2013, the Company had borrowing capacity under this facility of $713,970 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Facility
In February 2013, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2013, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 102.00% of the maximum amount available under the Securitization Facility. At June 30, 2013, there was $160,900 outstanding under the Securitization Facility. In connection

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.
Capital Leases
During the three months ended June 30, 2013 and 2012, the Company entered into new capital leases in the amount of $26 and $25, respectively, to finance a portion of the Company’s capital additions for the period. During the three months ended June 30, 2013 and 2012, the Company obtained financing for existing fixed assets in the amount of $0 and $11,199, respectively.

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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will continue to be payable on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at June 30, 2013 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.8257 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.15 per share), subject to adjustment as described in the

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 30, 2013, the Convertible Notes were eligible for conversion. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 and 772,438 shares, respectively. During the three months ended June 30, 2013, the Company settled the conversion of $77,260 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,548 shares. In July 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding June 30, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2013. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.16. The average price of the Company’s common stock for the three months ended June 30, 2013 and 2012 was $77.45 and $60.43, respectively. Therefore, for the three months ended June 30, 2013 and 2012, there were 1,692,709 and 2,455,080 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts if any.

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
Recurring Measurements

The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of June 30, 2013 and March 31, 2013:

Description	Level	June 30, 2013	March 31, 2013
Contingent consideration	3	$(2,689)	$(2,614)
Derivatives	2	(141)	209
The fair value of the contingent consideration at the date of the acquisition of Aviation Network Services, LLC was $1,926, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the three months ended June 30, 2013, based on the underlying earnings projections exceeding initial assumptions. In July 2013, the Company paid the first installment of $1,100 related to this contingent consideration obligation.
Derivatives included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at June 30, 2013 was $11,193, with open settlement dates up to June 30, 2014. The amount of ineffectiveness on derivatives is not significant. The Company estimates that approximately $90 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2013 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	June 30, 2013 Balance
Contingent consideration	$(2,614)	$—	$(75)	$—	$(2,689)

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	June 30, 2012 Balance
Contingent consideration	$(2,019)	$—	$(382)	$—	$(2,401)

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	June 30, 2013 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(2,689)	Discounted cash flow	Earnings of acquired company	$0 - $3,000
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2013 and March 31, 2013 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
Nonrecurring Measurements
The sale of Triumph Instruments assets and liabilities is categorized as Level 2 within the fair value hierarchy (Note 4), as of March 31, 2013.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,413,783	$1,506,278	$1,329,863	$1,594,800
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2013	2012

Weighted-average common shares outstanding – basic	50,815	49,416
Net effect of dilutive stock options and nonvested stock	298	400
Potential common shares – convertible debt	1,693	2,455
Weighted-average common shares outstanding – diluted	52,806	52,271

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2013 and March 31, 2013, the total amount of accrued income tax-related interest and penalties was $153 and $236, respectively.

As of June 30, 2013 and March 31, 2013, the total amount of unrecognized tax benefits was $7,165 and $7,728, respectively, of which $5,381 and $5,945, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the three months ended June 30, 2013 was 35.0% as compared to 38.3% for the three months ended June 30, 2012. For the three months ended June 30, 2013, the income tax provision was reduced to reflect the reversal of $704 of unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2007, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of June 30, 2013, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2009 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The fiscal year ended March 31, 2011 is currently being examined by the Internal Revenue Service. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2013 through June 30, 2013:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2013	$1,316,450	$345,356	$55,986	$1,717,792
Goodwill recognized in connection with acquisitions	5,532	—	—	5,532
Effect of exchange rate changes	475	268	—	743
Balance, June 30, 2013	$1,322,457	$345,624	$55,986	$1,724,067

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
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2013	2012
Components of net periodic benefit expense (income):
Service cost	$3,293	$4,626
Interest cost	23,216	24,587
Expected return on plan assets	(37,018)	(34,334)
Amortization of prior service costs	(1,683)	(1,457)
Amortization of net loss	4,531	80
Special termination benefits	—	1,150
Net periodic benefit income	$(7,661)	$(5,348)

	Other postretirement benefits
	Three Months Ended June 30,
	2013	2012
Components of net periodic benefit expense:
Service cost	$765	$885
Interest cost	3,138	3,940
Amortization of prior service costs	(1,132)	(1,132)
Net periodic benefit expense	$2,771	$3,693

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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended June 30, 2013 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2012	$3,513	$131	$(64,616)		$(60,972)
OCI before reclassifications	(509)	(235)	—		(744)
Amounts reclassified from AOCI	—	15	1,072	(2)	1,087
Net current period OCI	(509)	(220)	1,072		343
Balance June 30, 2013	$3,004	$(89)	$(63,544)		$(60,629)

(1) Net of Tax.
(2) Primarily relates to amortization of actuarial losses for the three months ended June 30, 2013 totaling $2,831 (net of tax of $1,700) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS
The Company has three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company’s reportable segments are aligned with how the business is managed and the markets that the Company serves are viewed. The Chief Operating Decision Maker (the “CODM”) evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including early retirement incentives, such as $1,150 of special termination benefit expenses for the three months ended June 30, 2012.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	Three Months Ended June 30,
	2013	2012
Net sales:
Aerostructures	$651,888	$669,853
Aerospace systems	219,526	140,512
Aftermarket services	74,353	79,977
Elimination of inter-segment sales	(2,084)	(2,654)
	$943,683	$887,688

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$100,387	$120,138
Aerospace systems	42,643	23,465
Aftermarket services	11,279	11,807
Corporate	(12,963)	(14,468)
	141,346	140,942
Interest expense and other	19,710	17,232
	$121,636	$123,710

Depreciation and amortization:
Aerostructures	$26,313	$23,904
Aerospace systems	8,539	4,474
Aftermarket services	1,877	2,326
Corporate	1,205	1,111
	$37,934	$31,815

Amortization of acquired contract liabilities, net:
Aerostructures	$6,141	$6,993
Aerospace systems	5,009	—
	11,150	6,993

Adjusted EBITDA:
Aerostructures	$120,559	$137,049
Aerospace systems	46,173	27,939
Aftermarket services	13,156	14,133
Corporate	(11,758)	(12,207)
	$168,130	$166,914

Capital expenditures:
Aerostructures	$45,945	$30,012
Aerospace systems	4,432	2,789
Aftermarket services	4,152	4,097
Corporate	1,700	207
	$56,229	$37,105

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	June 30, 2013	March 31, 2013
Total Assets:
Aerostructures	$3,793,775	$3,707,527
Aerospace systems	1,054,392	1,041,935
Aftermarket services	314,094	327,609
Corporate	99,026	108,337
	$5,261,287	$5,185,408

During the three months ended June 30, 2013 and 2012, the Company had international sales of $145,091 and $127,111, respectively.

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes, the 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes, the 2018 Notes and the 2021 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of June 30, 2013 and March 31, 2013, condensed consolidating statements of comprehensive income for the three months ended June 30, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended June 30, 2013 and 2012.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,112	$1,858	$13,559	$—	$18,529
Trade and other receivables, net	1,374	157,378	252,400	—	411,152
Inventories	—	1,034,908	51,845	—	1,086,753
Rotable assets	—	24,736	10,369	—	35,105
Deferred income taxes	—	58,874	12	—	58,886
Prepaid expenses and other	4,460	11,439	4,713	—	20,612
Total current assets	8,946	1,289,193	332,898	—	1,631,037
Property and equipment, net	11,000	776,520	97,663	—	885,183
Goodwill and other intangible assets, net	168	2,619,874	55,465	—	2,675,507
Other, net	58,314	8,908	2,338	—	69,560
Intercompany investments and advances	3,311,515	163,071	9,598	(3,484,184)	—
Total assets	$3,389,943	$4,857,566	$497,962	$(3,484,184)	$5,261,287

Current liabilities:
Current portion of long-term debt	$32,359	$24,098	$—	$—	$56,457
Accounts payable	8,672	287,940	15,798	—	312,410
Accrued expenses	47,854	177,847	22,414	—	248,115
Total current liabilities	88,885	489,885	38,212	—	616,982
Long-term debt, less current portion	1,152,216	44,210	160,900	—	1,357,326
Intercompany advances	—	2,126,246	190,424	(2,316,670)	—
Accrued pension and other postretirement benefits, noncurrent	7,361	624,640	—	—	632,001
Deferred income taxes and other	7,296	506,390	11,872	(4,766)	520,792
Total stockholders’ equity	2,134,185	1,066,195	96,554	(1,162,748)	2,134,186
Total liabilities and stockholders’ equity	$3,389,943	$4,857,566	$497,962	$(3,484,184)	$5,261,287

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,110	$1,537	$27,390	$—	$32,037
Trade and other receivables, net	1,141	171,129	261,657	—	433,927
Inventories	—	956,880	30,822	—	987,702
Rotable assets	—	24,903	9,950	—	34,853
Deferred income taxes	—	100,533	—	—	100,533
Prepaid expenses and other	5,533	15,159	2,890	—	23,582
Assets held for sale	—	14,747	—	—	14,747
Total current assets	9,784	1,284,888	332,709	—	1,627,381
Property and equipment, net	9,999	753,510	51,575	—	815,084
Goodwill and other intangible assets, net	335	2,630,300	45,516	—	2,676,151
Other, net	58,526	7,873	393	—	66,792
Intercompany investments and advances	3,137,667	325,786	2,777	(3,466,230)	—
Total assets	$3,216,311	$5,002,357	$432,970	$(3,466,230)	$5,185,408

Current liabilities:
Current portion of long-term debt	$109,648	$24,282	$—	$—	$133,930
Accounts payable	9,400	309,363	8,663	—	327,426
Accrued expenses	35,894	231,441	9,514	—	276,849
Liabilities related to assets held for sale	—	2,621	—	—	2,621
Total current liabilities	154,942	567,707	18,177	—	740,826
Long-term debt, less current portion	998,200	47,733	150,000	—	1,195,933
Intercompany advances	—	2,193,874	202,621	(2,396,495)	—
Accrued pension and other postretirement benefits, noncurrent	7,264	663,911	—	—	671,175
Deferred income taxes and other	10,747	522,818	—	(1,249)	532,316
Total stockholders’ equity	2,045,158	1,006,314	62,172	(1,068,486)	2,045,158
Total liabilities and stockholders’ equity	$3,216,311	$5,002,357	$432,970	$(3,466,230)	$5,185,408

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$905,058	$39,809	$(1,184)	$943,683

Operating costs and expenses:
Cost of sales	—	669,202	28,453	(1,184)	696,471
Selling, general and administrative	10,593	50,726	5,398	—	66,717
Depreciation and amortization	633	35,667	1,634		37,934
Relocation costs	—	1,215	—	—	1,215
	11,226	756,810	35,485	(1,184)	802,337
Operating (loss) income	(11,226)	148,248	4,324	—	141,346
Intercompany interest and charges	(57,390)	56,430	960	—	—
Interest expense and other	18,649	1,675	(614)	—	19,710
Income before income taxes	27,515	90,143	3,978	—	121,636
Income tax expense	8,390	33,912	291	—	42,593
Net income	19,125	56,231	3,687	—	79,043
Other comprehensive income (loss)	—	823	(480)	—	343
Total comprehensive income	$19,125	$57,054	$3,207	$—	$79,386

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$862,475	$26,902	$(1,689)	$887,688

Operating costs and expenses:
Cost of sales	—	635,345	17,621	(1,689)	651,277
Selling, general and administrative	9,186	47,633	5,140	—	61,959
Depreciation and amortization	601	30,134	1,080	—	31,815
Acquisition and integration expenses	545	—	—	—	545
Early retirement incentives	1,150	—	—	—	1,150
	11,482	713,112	23,841	(1,689)	746,746
Operating (loss) income	(11,482)	149,363	3,061	—	140,942
Intercompany interest and charges	(49,338)	48,512	826	—	—
Interest expense and other	15,500	2,429	(697)	—	17,232
Income before income taxes	22,356	98,422	2,932	—	123,710
Income tax expense	10,181	36,844	353	—	47,378
Net income	12,175	61,578	2,579	—	76,332
Other comprehensive loss	—	(1,667)	(4,422)	—	(6,089)
Total comprehensive income (loss)	$12,175	$59,911	$(1,843)	$—	$70,243

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,125	$56,231	$3,687	$—	$79,043

Adjustments to reconcile net provided by operating activities	15,244	(104,913)	22,508	—	(67,161)
Net cash provided by operating activities	34,369	(48,682)	26,195	—	11,882
Capital expenditures	(1,466)	(52,897)	(1,866)	—	(56,229)
Reimbursed capital expenditures	—	2,869	—	—	2,869
Proceeds from sale of assets	—	10,321	—	—	10,321
Acquisitions, net of cash acquired	—	(22,255)	(9,074)	—	(31,329)
Net cash used in investing activities	(1,466)	(61,962)	(10,940)	—	(74,368)
Net decrease in revolving credit facility	153,935	—	—	—	153,935
Proceeds on issuance of debt	—	—	25,000	—	25,000
Retirements and repayments of debt	(107,320)	(3,766)	(14,100)	—	(125,186)
Payments of deferred financing costs	(357)	—	—	—	(357)
Dividends paid	(2,069)	—	—	—	(2,069)
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	109	—	—	—	109
Intercompany financing and advances	(74,473)	114,731	(40,258)	—	—
Net cash (used in) provided by financing activities	(32,901)	110,965	(29,358)	—	48,706
Effect of exchange rate changes on cash	—	—	272	—	272
Net change in cash and cash equivalents	2	321	(13,831)	—	(13,508)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$3,112	$1,858	$13,559	$—	$18,529

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$12,175	$61,578	$2,579	$—	$76,332

Adjustments to reconcile net income (loss) to net cash provided by operating activities	5,783	(1,187)	21,619	—	26,215
Net cash provided by operating activities	17,958	60,391	24,198	—	102,547
Capital expenditures	(71)	(35,952)	(1,082)	—	(37,105)
Reimbursements of capital expenditures	—	7	—	—	7
Net cash used in investing activities	(71)	(35,945)	(1,082)	—	(37,098)
Net increase in revolving credit facility	(75,326)	—	—	—	(75,326)
Proceeds on issuance of debt	—	11,199	48,400	—	59,599
Retirements and repayments of debt	(15,097)	(3,048)	(23,900)	—	(42,045)
Payments of deferred financing costs	(2,066)	—	—	—	(2,066)
Dividends paid	(1,997)	—	—	—	(1,997)
Withholding of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	253	—	—	—	253
Intercompany financing and advances	77,691	(34,699)	(42,992)	—	—
Net cash used in financing activities	(18,382)	(25,548)	(18,492)	—	(62,422)
Effect of exchange rate changes on cash	—	—	(693)	—	(693)
Net change in cash	(495)	(1,102)	3,931	—	2,334
Cash at beginning of period	7,969	2,237	19,456	—	29,662
Cash at end of period	$7,474	$1,135	$23,387	$—	$31,996

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
16.    RELOCATION COSTS

During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $1,215 of expenses related to the relocation during three months ended June 30, 2013 and expects to incur approximately $28,000 to $40,000 in relocation and related disruption for the fiscal year end March 31, 2014. The relocation is expected to be completed in early fiscal 2015.

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
On May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures - Farnborough and Triumph Structures - Thailand and will be included in the Aerostructures Group. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components. Primus Composites employs approximately 650 employees.

Highlights for the first quarter of the fiscal year ending March 31, 2014 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2014 increased 6.3% over the prior year period to $943.7 million.

•	Operating income in the first quarter of fiscal 2014 increased 0.3% over the prior year period to $141.3 million.

•	Income from continuing operations for the first quarter of fiscal 2014 increased 3.6% over the prior year period to $79.0 million.

•
Backlog as of June 30, 2013 increased 8.6% year over year to $4.67 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $4.67 billion, we estimate that approximately $1.80 billion will not be shipped by June 30, 2014.

•	Income from continuing operations for the first quarter of fiscal 2014 was $1.50 per diluted common share, as compared to $1.46 per diluted share in the prior year period.

•
We generated $11.9 million of cash flow from operating activities for the three months ended June 30, 2013, after $25.8 million in pension contributions, as compared to $102.5 million in the prior year period.

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
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in Red Oak, Texas, in association with our relocation from our Jefferson Street facilities. As of June 30, 2013, we have incurred approximately $37.2 million in capital expenditures and $86.1 million in inventory costs associated with the Bombardier Global

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

7000/8000 program, for which we have not yet begun to deliver. As of June 30, 2013, we have incurred approximately $46.0 million in capital expenditures and $10.6 million in inventory buildup associated with our relocation from the Jefferson Street facilities.
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
The following table shows our Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Three Months Ended June 30,
	2013	2012
Net income	$79,043	$76,332
Early retirement incentives	—	1,150
Amortization of acquired contract liabilities, net	(11,150)	(6,993)
Depreciation and amortization	37,934	31,815
Interest expense and other	19,710	17,232
Income tax expense	42,593	47,378
Adjusted EBITDA	$168,130	$166,914

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$141,346	$100,387	$42,643	$11,279	$(12,963)
Amortization of acquired contract liability	(11,150)	(6,141)	(5,009)	—	—
Depreciation and amortization	37,934	26,313	8,539	1,877	1,205
Adjusted EBITDA	$168,130	$120,559	$46,173	$13,156	$(11,758)

	Three Months Ended June 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$140,942	$120,138	$23,465	$11,807	$(14,468)
Early retirement incentives	1,150	—	—	—	1,150
Amortization of acquired contract liability	(6,993)	(6,993)	—	—	—
Depreciation and amortization	31,815	23,904	4,474	2,326	1,111
Adjusted EBITDA	$166,914	$137,049	$27,939	$14,133	$(12,207)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net sales	$943,683	$887,688
Segment operating income	$154,309	$155,410
Corporate expenses	(12,963)	(14,468)
Total operating income	141,346	140,942
Interest expense and other	19,710	17,232
Income tax expense	42,593	47,378
Net Income	$79,043	$76,332

Net sales increased by $56.0 million, or 6.3%, to $943.7 million for the three months ended June 30, 2013 from $887.7 million for the three months ended June 30, 2012. Organic sales decreased $20.2 million, or 2.3%, due to decreased delivery rates to our customers primarily in military markets and the timing of shipments on existing programs. Net sales for the three months ended June 30, 2013 included $4.8 million in total non-recurring revenues, as compared to $25.5 million in non-recurring revenues (including a $20.0 million non-recurring termination claim settlement) for the three months ended June 30, 2012. The prior year period was positively impacted by our customers' increased production rates on existing programs and new product introductions.

Cost of sales increased $45.2 million, or 6.9%, to $696.5 million for the three months ended June 30, 2013 from $651.3 million for the three months ended June 30, 2012. This increase was due to increased sales. Gross margin for the three months ended June 30, 2013 was 26.2%, as compared to 26.6% for the prior year period. This change was impacted by price concessions ($4.0 million) and the prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million). Additionally, the gross margin included a net unfavorable cumulative catch-up adjustments on long-term contracts ($4.7 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

$7.8 million and gross unfavorable adjustments of $12.5 million. The cumulative catch-up adjustments for the three months ended June 30, 2013 were due primarily to increased costs from suppliers. Gross margin for the three months ended June 30, 2012 included net unfavorable cumulative catch-up adjustments of $1.3 million.

Segment operating income decreased by $1.1 million, or 0.7%, to $154.3 million for the three months ended June 30, 2013 from $155.4 million for the three months ended June 30, 2012. The organic segment operating income decreased $14.9 million, or 9.6%, and was a direct result of the decrease in gross margins, the decreased sales noted above, costs related to the relocation from our Jefferson Street facility ($4.0 million), legal fees ($1.2 million), offset by an insurance claim related to Hurricane Sandy ($2.0 million), lower pension and other postretirement benefit expenses ($3.2 million). Segment operating income for the three months ended June 30, 2012 was a direct result of the gross margin improvements, which included improved execution, the overall sales mix and increased realization from synergies from the acquisition of Vought.

Corporate expenses decreased by $1.5 million, or 10.4%, to $13.0 million for the three months ended June 30, 2013 from $14.5 million for the three months ended June 30, 2012. This decrease was due to a $1.2 million special termination benefit for an early retirement incentive offered to a portion of our second largest union-represented group of production and maintenance employees incurred during the three months ended June 30, 2012.

Interest expense and other increased by $2.5 million, or 14.4%, to $19.7 million for the three months ended June 30, 2013 compared to $17.2 million for the prior year period. Interest expense and other for the three months ended June 30, 2013 increased due to the issuance of the Senior Notes due 2021 resulting in higher average debt outstanding during the quarter as compared to the quarter ended June 30, 2012.

The effective income tax rate for the three months ended June 30, 2013 was 35.0% compared to 38.3% for the three months ended June 30, 2012. For the three months ended June 30, 2013, the effective income tax rate decreased due to research and development credits, which were reinstated in January 2013. For the three months ended June 30, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of June 30, 2013. For the fiscal year ending March 31, 2014, the Company expects its effective tax rate to be approximately 35.6%, including the reinstatement of the research and development tax credit through December 2013.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance – Three months ended June 30, 2013 compared to three months ended June 30, 2012

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three Months Ended June 30,
Aerostructures	2013	2012
Commercial aerospace	41.9%	42.8%
Military	15.0%	19.7%
Business Jets	11.2%	11.8%
Regional	0.3%	0.4%
Non-aviation	0.6%	0.7%
Total Aerostructures net sales	69.0%	75.4%
Aerospace Systems
Commercial aerospace	8.1%	6.0%
Military	11.8%	7.5%
Business Jets	1.0%	0.8%
Regional	1.0%	0.4%
Non-aviation	1.2%	0.9%
Total Aerospace Systems net sales	23.1%	15.6%
Aftermarket Services
Commercial aerospace	6.6%	7.3%
Military	0.9%	1.0%
Business Jets	0.1%	0.3%
Regional	0.1%	0.2%
Non-aviation	0.2%	0.2%
Total Aftermarket Services net sales	7.9%	9.0%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Total Sales
	2013	2012	% Change	2013	2012
	(in thousands)
NET SALES
Aerostructures	$651,888	$669,853	(2.7)%	69.1%	75.5%
Aerospace Systems	219,526	140,512	56.2%	23.2%	15.8%
Aftermarket Services	74,353	79,977	(7.0)%	7.9%	9.0%
Elimination of inter-segment sales	(2,084)	(2,654)	(21.5)%	(0.2)%	(0.3)%
Total Net Sales	$943,683	$887,688	6.3%	100.0%	100.0%

	Three Months Ended June 30,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$100,387	$120,138	(16.4)%	15.4%	17.9%
Aerospace Systems	42,643	23,465	81.7%	19.4%	16.7%
Aftermarket Services	11,279	11,807	(4.5)%	15.2%	14.8%
Corporate	(12,963)	(14,468)	(10.4)%	n/a	n/a
Total Operating Income	$141,346	$140,942	0.3%	15.0%	15.9%

	Three Months Ended June 30,			% of Segment Sales
	2013	2012	% Change	2013	2011
	(in thousands)
Adjusted EBITDA
Aerostructures	$120,559	$137,049	(12.0)%	18.5%	20.5%
Aerospace Systems	46,173	27,939	65.3%	21.0%	19.9%
Aftermarket Services	13,156	14,133	(6.9)%	17.7%	17.7%
Corporate	(11,758)	(12,207)	(3.7)%	n/a	n/a
	$168,130	$166,914	0.7%	17.8%	18.8%

Aerostructures: The Aerostructures segment net sales decreased by $18.0 million, or 2.7%, to $651.9 million for the three months ended June 30, 2013 from $669.9 million for the three months ended June 30, 2012. Organic sales decreased $29.3 million, or 4.4%, and the acquisition of Primus contributed $11.3 million in net sales. Organic sales decreased primarily due to decreased delivery rates to our customers and the timing of shipments on existing programs. Net sales for the three months ended June 30, 2013 included $4.8 million in total non-recurring revenues, as compared to $25.5 million in total non-recurring revenues, (including a $20.0 million non-recurring termination claim settlement) for the three months ended June 30, 2012.
Aerostructures cost of sales increased by $0.2 million, or 0.0%, to $501.8 million for the three months ended June 30, 2013 from $501.6 million for the three months ended June 30, 2012. Organic cost of sales decreased $9.8 million, or 2.0%, and the acquisition of Primus contributed $10.8 million to cost of sales. Organic cost of sales decrease resulted from the decrease in sales, as noted above. Organic gross margin for the three months ended June 30, 2013 was 23.3% compared with 25.1% for the three months ended June 30, 2012. The gross margin percent decreased during the three months ended June 30, 2013 as the result of a net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $7.8 million and gross unfavorable adjustments of $(12.5) million, additionally the decrease was impacted by price concessions ($4.0 million). The prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million). Segment cost of sales for the three months ended June 30, 2013 included net unfavorable cumulative catch-up adjustments of ($4.7 million).

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerostructures segment operating income decreased by $19.8 million, or 16.4%, to $100.4 million for the three months ended June 30, 2013 from $120.1 million for the three months ended June 30, 2012. Operating income for the three months ended June 30, 2013 was directly affected by the decrease in organic sales mentioned and included a net unfavorable cumulative catch-up adjustments on long-term contracts ($4.7 million) as discussed above, offset by lower pension and other postretirement benefit expenses ($3.2 million). Segment operating income for the three months ended June 30, 2012 included net unfavorable cumulative catch-up adjustments of ($1.3 million) offset by a non-recurring termination claim settlement ($7.0 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 15.4% for the three months ended June 30, 2013 as compared to 17.9% for the three months ended June 30, 2012, due to the decrease in organic sales and other specific variances noted above.

Aerospace Systems: The Aerospace Systems segment net sales increased by $79.0 million, or 56.2%, to $219.5 million for the three months ended June 30, 2013 from $140.5 million for the three months ended June 30, 2012. Organic sales increased $8.3 million, or 5.9%, and the fiscal 2013 acquisitions contributed $70.7 million in net sales. Organic net sales increased primarily due to continued improvements in the broader market and the timing of shipments to our customers.
Aerospace Systems cost of sales increased by $47.4 million, or 50.4%, to $141.3 million for the three months ended June 30, 2013 from $93.9 million for the three months ended June 30, 2012. Organic cost of sales increased $6.8 million, or 7.3%, and the fiscal 2013 acquisitions contributed $40.2 million in cost of sales. Organic gross margin for the three months ended June 30, 2013 was 32.1% compared with 33.1% for the three months ended June 30, 2012. The decrease is due to the continued effects of Hurricane Sandy.
Aerospace Systems segment operating income increased by $19.2 million, or 81.7%, to $42.6 million for the three months ended June 30, 2013 from $23.5 million for the three months ended June 30, 2012. Operating income increased primarily due to the fiscal 2013 acquisitions ($15.9 million) and organic sales growth, partially offset by increased legal fees ($2.9 million) and development costs ($0.9 million). These same factors contributed to the increase in Adjusted EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 19.4% for the three months ended June 30, 2013 as compared to 16.7% for the three months ended June 30, 2012, due to the improvements in gross margin noted above, offset by the increased operating expenses such as, legal fees and development costs. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $5.6 million, or 7.0%, to $74.4 million for the three months ended June 30, 2013 from $80.0 million for the three months ended June 30, 2012. Organic net sales increased $0.7 million, or 0.9%, and the divestiture of Triumph Instruments contributed $6.7 million in net sales for the three months ended June 30, 2012. Organic net sales increased primarily due to market share gains.
Aftermarket Services cost of sales decreased by $2.8 million, or 4.8%, to $54.6 million for the three months ended June 30, 2013 from $57.3 million for the three months ended June 30, 2012. The organic cost of sales increased $1.8 million, or 3.4%, and the divestiture of Triumph Instruments contributed $4.9 million to cost of sales for the three months ended June 30, 2012. Gross margin for the three months ended June 30, 2013 was 26.6% compared with 28.3% for the three months ended June 30, 2012. The decrease in gross margin was impacted by the changes in our sales mix and decreased sales volume.
Aftermarket Services segment operating income decreased by $0.5 million, or 4.5%, to $11.3 million for the three months ended June 30, 2013 from $11.8 million for the three months ended June 30, 2012. Operating income decreased primarily due to the decrease in gross margin as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 15.2% for the three months ended June 30, 2013 as compared with 14.8% for the three months ended June 30, 2012, due to the divestiture of Triumph Instruments, which also caused the improvements in Adjusted EBITDA margin.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2013, we generated approximately $11.9 million of cash flows from operating activities, used approximately $74.4 million in investing activities and received approximately $48.7 million in financing activities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For the three months ended June 30, 2013, we had a net cash inflow of $11.8 million from operating activities, a decrease of $90.7 million, compared to a net cash inflow of $102.5 million from the three months ended June 30, 2012. During the three months ended June 30, 2013, net cash provided by operating activities was primarily due to increased receipts on accounts receivable of approximately $32.4 million resulting from increased sales from the acquisitions of Embee, GPECS and Primus.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead in anticipation of our relocation from our largest facility. During the three months ended June 30, 2013, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program, was $15.1 million. Additionally, inventory build ahead of programs impacted by our facility relocation was approximately $5.1 million and inventory build for mature programs, including costs associated with announced increasing build rates on several programs was approximately $42.3 million. Unliquidated progress payments netted against inventory increased $10.1 million, due to timing of receipts.
Cash flows used in investing activities for the three months ended June 30, 2013 increased $37.3 million from the three months ended June 30, 2012. Cash flows used in investing activities for the three months ended June 30, 2013, included the acquisition of Primus Composites ($31.3 million) and $29.8 million in capital expenditures associated with our new facilities in Red Oak, Texas. Cash flows provided by financing activities for the three months ended June 30, 2013 increased $111.1 million from the three months ended June 30, 2012 due to additional borrowings on our Credit Facility to fund the acquisition of Primus Composite and settlement of Convertible Notes redemptions. Cash flows used in financing activities for the three months ended June 30, 2013 included the redemption of certain Convertible Notes of $77.3 million, as compared to $15.0 million in the prior year period.

As of June 30, 2013, $714.0 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2013, an aggregate amount of approximately $249.8 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $1.0 billion, with a $50.0 million accordion feature, from $850.0 million, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants.

At June 30, 2013, there was $160.9 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

In February 2013, the Company issued the Senior Notes due 2021 (the "2021 Notes") for $375.0 million in principal amount. The 2021 Notes were sold at 100% of principal amount and have an effective yield of 4.875%. Interest on the 2021 Notes is payable semiannually in cash in arrears on April 1 and October 1 of each year. We used the net proceeds to repay borrowings under our Credit Facility and pay related fees and expenses, and for general corporate purposes. In connection with the issuance of the 2021 Notes, the Company incurred approximately $6.3 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19.3 million and $50.4 million, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 shares and 772,438 shares, respectively. During the three months ended June 30, 2013, the Company settled the conversion of $77.3 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,548 shares. In July 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least P20D trading days during the 30 consecutive trading days preceding June 30, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2013.
Capital expenditures were approximately $56.2 million for the three months ended June 30, 2013, including the construction of our facilities in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $340.0 million to $360.0 million for our fiscal year ending March 31, 2014, of which $115.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,417,162	$56,457	$189,674	$437,525	$733,506
Debt interest (2)	349,913	66,036	129,401	119,766	34,710
Operating leases	131,388	23,224	50,615	11,421	46,128
Contingent payments	3,600	1,600	900	1,100	—
Purchase obligations	1,712,210	1,051,243	636,231	24,565	171
Total	$3,614,273	$1,198,560	$1,006,821	$594,377	$814,515

(1) Included in the Company’s balance sheet at June 30, 2013, plus discounts on the 2017 Notes and the 2018 Notes of $1.6 million and $1.8 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $7.2 million as of June 30, 2013 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $109.8 million and $122.2 million in fiscal 2013 and 2012, respectively. We expect to make total pension and postretirement plan contributions of $119.6 million to our benefit plans during fiscal 2014. For the three months ended June 30, 2013, the Company made pension contributions of $25.8 million versus $25.1 million for the three months ended June 30, 2012. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commision in May 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There has been no material change in this information during the period covered by this report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (1) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	August 2, 2013
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	August 2, 2013
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 2, 2013
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2
Certification of Periodic Report by Executive Vice President, Chief Financial Officer and Treasurer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.