Form 10-Q
period 2013-09-30
TRIUMPH GROUP INC
filed 2013-11-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Common Stock, par value $0.001 per share, 52,052,113 shares outstanding as of November 1, 2013.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,443	$32,037
Trade and other receivables, less allowance for doubtful accounts of $6,423 and $5,372	434,860	433,984
Inventories, net of unliquidated progress payments of $140,624 and $124,128	1,095,502	987,899
Rotable assets	38,172	34,853
Deferred income taxes	51,140	99,546
Prepaid and other current assets	20,072	23,593
Assets held for sale	—	14,747
Total current assets	1,662,189	1,626,659
Property and equipment, net	898,631	815,084
Goodwill	1,740,155	1,717,400
Intangible assets, net	943,032	958,359
Other, net	68,267	66,792
Total assets	$5,312,274	$5,184,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$48,894	$133,930
Accounts payable	290,188	327,426
Accrued expenses	264,546	276,668
Liabilities related to assets held for sale	—	2,621
Total current liabilities	603,628	740,645
Long-term debt, less current portion	1,399,398	1,195,933
Accrued pension and other postretirement benefits, noncurrent	597,709	671,175
Deferred income taxes, noncurrent	339,597	330,128
Other noncurrent liabilities	184,827	201,255
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,013,057 and 50,123,035 shares issued; 52,013,057 and 50,123,035 shares outstanding	52	50
Capital in excess of par value	861,274	848,372
Accumulated other comprehensive loss	(56,329)	(60,972)
Retained earnings	1,382,118	1,257,708
Total stockholders’ equity	2,187,115	2,045,158
Total liabilities and stockholders’ equity	$5,312,274	$5,184,294

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net sales	$967,345	$938,181	$1,911,028	$1,825,869
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	771,318	703,654	1,467,789	1,354,931
Selling, general and administrative	63,583	56,193	130,300	118,152
Depreciation and amortization	38,244	31,998	76,178	63,813
Relocation costs	1,229	—	2,444	—
Integration expenses	—	1,432	—	1,977
Early retirement incentive expense	—	1,957	—	3,107
	874,374	795,234	1,676,711	1,541,980

Operating income	92,971	142,947	234,317	283,889
Interest expense and other	20,321	16,668	40,031	33,900
Income from continuing operations before income taxes	72,650	126,279	194,286	249,989
Income tax expense	23,134	46,088	65,727	93,466
Net income	$49,516	$80,191	$128,559	$156,523

Earnings per share—basic:	$0.96	$1.61	$2.51	$3.16

Weighted-average common shares outstanding—basic	51,807	49,657	51,311	49,536

Earnings per share—diluted:	$0.94	$1.53	$2.43	$2.99

Weighted-average common shares outstanding—diluted	52,820	52,288	52,813	52,280

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$49,516	$80,191	$128,559	$156,523
Other comprehensive income (loss):
Foreign currency translation adjustment	3,279	4,093	2,770	(329)
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($1,700) and ($30) for the three months ended and ($3,400) and ($61) for the six months ended, respectively.	2,831	49	5,662	99
Recognized prior service credits, net of taxes of ($1,056) and ($987) for the three months ended and ($2,113) and ($1,974) for the six months ended, respectively.	(1,759)	(1,603)	(3,518)	(3,205)
Total defined benefit pension plans and other postretirement benefits, net of taxes	1,072	(1,554)	2,144	(3,106)
Cash flow hedges:
Unrealized loss arising during period, net of tax of $0 and ($59) for the three months ended and $140 and $3 for the six months ended, respectively.	—	96	(235)	(5)
Reclassification of (gain) loss included in net earnings, net of tax of $29 and $12 for the three months ended and $20 and $20 for the six months ended, respectively.	(51)	(20)	(36)	(32)
Net unrealized loss cash flow hedges, net of tax	(51)	76	(271)	(37)
Total other comprehensive income (loss)	4,300	2,615	4,643	(3,472)

Total comprehensive income	$53,816	$82,806	$133,202	$153,051

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2013	2012

Operating Activities
Net income	$128,559	$156,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,178	63,813
Amortization of acquired contract liabilities	(20,115)	(13,555)
Accretion of debt discount	292	268
Other amortization included in interest expense	2,143	1,811
Provision for doubtful accounts receivable	1,239	1,605
Provision for deferred income taxes	63,710	91,071
Employee stock-based compensation	2,263	3,162
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	16,204	41,642
Rotable assets	(3,319)	(1,176)
Inventories	(87,371)	(73,489)
Prepaid expenses and other current assets	4,547	(4,982)
Accounts payable, accrued expenses and other current liabilities	(66,181)	(60,600)
Accrued pension and other postretirement benefits	(70,040)	(73,391)
Other	(4,487)	213
Net cash provided by operating activities	43,622	132,915
Investing Activities
Capital expenditures	(119,265)	(61,193)
Reimbursements of capital expenditures	5,037	2,028
Proceeds from sale of assets	11,713	460
Acquisitions, net of cash acquired	(31,329)	—
Net cash used in investing activities	(133,844)	(58,705)
Financing Activities
Net increase (decrease) in revolving credit facility	186,606	(81,709)
Proceeds from issuance of long-term debt and capital leases	48,588	71,099
Repayment of debt and capital lease obligations	(148,226)	(55,853)
Payment of deferred financing costs	(472)	(2,244)
Dividends paid	(4,149)	(3,997)
Proceeds from government grant	100	1,000
Repurchase of restricted shares for minimum tax obligation	(2,726)	(1,840)
Proceeds from exercise of stock options	180	270
Net cash provided by (used in) financing activities	79,901	(73,274)
Effect of exchange rate changes on cash	727	53
Net change in cash	(9,594)	989
Cash and cash equivalents at beginning of period	32,037	29,662
Cash and cash equivalents at end of period	$22,443	$30,651
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2013 audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended March 31, 2013 filed in May 2013.

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

For the three months ended September 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(25,364), $(17,287) and $(0.33) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended September 30, 2013 included gross favorable adjustments of approximately $9,783 and gross unfavorable adjustments of approximately $(35,147). For the six months ended September 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(23,005), $(15,222) and $(0.29) net of tax, respectively. The cumulative catch-up adjustments to operating income for the six months ended September 30, 2013 included gross favorable adjustments of approximately $11,421 and gross unfavorable adjustments of approximately $(34,426). For the three months ended September 30, 2012, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $158, $100 and $0.00 net of tax, respectively. For the six months ended September 30, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,791), $(3,000) and $(0.06) net of tax, respectively.

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

While the Company is currently projecting its recurring production contracts to be profitable, there is still a substantial amount of risk similar to what the Company has experienced on certain programs (such as 747-8). Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.

The next twelve months will be critical time for these programs as the Company attempts to return to baseline performance for the recurring cost structure. Recognition of forward-losses in the future periods continues to be a significant risk and will

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depend upon several factors including the Company's market forecast, possible airplane program delays, the Company's ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as the Company continues production and the ability to successfully resolve claims and assertions with the Company's customers and suppliers.

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of Vought Aircraft Industries, Inc. ("Vought") on June 16, 2010. For the three months ended September 30, 2013 and 2012, the Company recognized $5,614 and $6,563, respectively, into net sales in the accompanying consolidated statements of income. For the six months ended September 30, 2013 and 2012, the Company recognized $11,755 and $13,555, respectively, into net sales in the accompanying consolidated statements of income.

Included in net sales of the Aerospace Systems Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through provisional purchase accounting of the acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS") on March 18, 2013. For the three and six months ended September 30, 2013, the Company recognized $3,351 and $8,360, respectively, into net sales in the accompanying consolidated statements of income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 32.3% and 32.0% of total trade accounts receivable as of September 30, 2013 and March 31, 2013, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the six months ended September 30, 2013 were $880,078, or 46% of net sales, of which $827,116, $41,561 and $11,401 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2012 were $899,302, or 49% of net sales, of which $847,982, $35,974 and $15,346 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $935 and $1,631, respectively. Stock-based compensation expense for the six months ended September 30, 2013 and 2012 was $2,263 and $3,162, respectively. The stock-based compensation expense decreased for the three months and six months ended September 30, 2013, respectively, as compared to the three months and six months ended September 30, 2012, respectively, due to decreased performance. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$595,956	$(118,106)	$477,850
Product rights, technology and licenses	11.7	56,876	(30,503)	26,373
Non-compete agreements and other	9.9	1,705	(1,296)	409
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,092,937	$(149,905)	$943,032

	March 31, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$588,761	$(98,483)	$490,278
Product rights and licenses	11.3	56,876	(27,775)	29,101
Non-compete agreements and other	8.8	2,205	(1,625)	580
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,086,242	$(127,883)	$958,359

Amortization expense for the three months ended September 30, 2013 and 2012 was $10,617 and $8,556, respectively. Amortization expense for the six months ended September 30, 2013 and 2012 was $22,150 and $17,123, respectively.
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
The following is a roll-forward of the warranty reserves for the six months ended September 30, 2013 and 2012, respectively:

	2013	2012
Balance, March 31	$21,775	$14,473
Charges (credits) to costs and expenses	5,074	50
Write-offs, net of recoveries	(3,508)	(1,276)
Exchange rate changes	16	(9)
Balance, September 30	$23,357	$13,238

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information
The Company paid $1,370 and $2,840 for income taxes, net of refunds received, for the six months ended September 30, 2013 and 2012, respectively. The Company made interest payments of $30,110 and $31,755 for the six months ended September 30, 2013 and 2012, respectively.
During the six months ended September 30, 2013 and 2012, the Company financed $36 and $25 of property and equipment additions through capital leases, respectively. During the six months ended September 30, 2013 and 2012, the Company issued 1,849,596 and 386,936 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

3.     ACQUISITIONS
Acquisition of Primus Composites
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
The purchase price for the Primus acquisition was $33,530 in cash and $30,000 in assumed debt settled at closing. Goodwill in the amount of $21,202 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $6,426 with a weighted-average life of 16.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for Primus is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the Primus acquisition. Accordingly, the Company has adjusted the value of intangible assets and property and equipment to draft appraisals. During the six months ended September 30, 2013, the Company recognized an increase of $2,258 in the provisional value of the intangible asset and a decrease of $17,819 in the provisional value of property and equipment as a result of changes in fair value. These purchase price adjustments increased the provisionally recognized goodwill by $15,670 and have been reflected in the accompanying Consolidated Balance Sheet as of September 30, 2013. The effect on net income for the six months ended September 30, 2013 was not material. The allocation of the purchase price of the Primus acquisition is not complete and the amounts below report the Company's best estimate of the fair value based on the information available at this time:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

May 6, 2013
Cash	$2,201
Accounts receivable	17,349
Inventory	19,102
Prepaid expenses and other	883
Property and equipment	29,425
Goodwill	21,202
Intangibles assets	6,426
Other noncurrent assets	5,537
Total assets	$102,125

Accounts payable	$10,027
Accrued expenses	23,804
Deferred taxes	4,764
Total liabilities	$38,595
The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of Primus, whichever is earlier.
The Primus acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Primus acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,605 in acquisition-related costs in connection with the Primus acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
The following table presents information for the Primus acquisition that is included in the Company's Consolidated Statement of Income from May 6, 2013 through the end of the quarter:

	For the Three Months Ended September 30, 2013	For the Six Months Ended September 30, 2013
Net sales	$15,876	$27,214
Operating income	(1,633)	(2,570)

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

The purchase price for the GPECS acquisition was $208,650. Goodwill in the amount of $94,563 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at approximately $109,100 with a weighted-average life of 18.2 years.

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

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the GPECS acquisition. Accordingly, the Company has adjusted the value of intangible assets, property and equipment and contingent liabilities to draft appraisals. During the six months ended September 30, 2013, the Company recognized an increase of $29,511 in the provisional value of intangible assets as a result of the recognition of a definite-lived technology intangible asset and changes in the fair value of customer relationships acquired. Additionally, the Company recognized other immaterial adjustments to various assets acquired and liabilities assumed as of the acquisition date. These purchase price adjustments decreased the provisionally recognized goodwill by $28,193 and have been reflected retrospectively as of March 31, 2013 in the accompanying Consolidated Balance Sheet. The effect on net income for the period March 18, 2013 through March 31, 2013 was not material. The allocation of the purchase price of the GPECS acquisition is not complete and the amounts below report the Company's best estimate of the fair value based on the information available at this time:

March 18, 2013
Accounts receivable	$15,888
Inventory	41,416
Prepaid expenses and other	568
Property and equipment	26,906
Goodwill	94,563
Intangibles assets	109,100
Deferred taxes	34,936
Total assets	$323,377

Accounts payable	$16,000
Accrued expenses	15,738
Acquired contract liabilities, net	80,000
Other noncurrent liabilities	2,989
Total liabilities	$114,727

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
		$109,100
Based on the information accumulated to date, the Company's current assessment of the probable outcome of environmental and legal contingencies, the Company has recognized provisional liabilities which resulted in an amount of $2,767. The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of GPECS, whichever is earlier.
The GPECS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GPECS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $510 for the six months ended September 30, 2013 and $2,936 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the GPECS acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
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
The purchase price for the Embee acquisition was $141,863. Goodwill in the amount of $69,578 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at $55,501 with a weighted-average life of 10.0 years. The Company has recorded its best estimate of the value of the assets and liabilities; however, the allocation of the purchase price for Embee is not complete. The purchase consideration will be finalized upon the settlement of working capital adjustments with the prior owners. The Company is also awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the Embee acquisition. Accordingly, the Company has adjusted the value of intangible assets, property and equipment and contingent liabilities to draft appraisals. Therefore, the allocation of the purchase price of the Embee acquisition is not complete. The measurement period adjustments recorded during the six months ended September 30, 2013 were not material to the financial statements.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805:

December 19, 2012
Cash	$750
Accounts receivable	7,013
Inventory	411
Prepaid expenses and other	517
Property and equipment	14,360
Goodwill	69,578
Intangible assets	55,501
Deferred taxes	455
Other assets	6,738
Total assets	$155,323

Accounts payable	$1,591
Accrued expenses	2,309
Other noncurrent liabilities	9,560
Total liabilities	$13,460
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
		$55,501
The Embee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Embee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $82 for the six months ended September 30, 2013 and $805 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$967,345	$1,008,698	$1,916,224	$1,965,987
Net income	49,516	82,450	129,044	164,340
Earnings per share—basic	$0.96	$1.66	$2.51	$3.32
Earnings per share—diluted	$0.94	$1.58	$2.44	$3.14

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale ("Triumph Instruments") for total proceeds of $11,200 including cash received at closing of $9,676, a note of $1,500, and the remaining amount which was held in escrow and received in the second quarter of fiscal 2014, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. The operating results of Triumph Instruments were included in the Aftermarket Services Group through the date of disposal. The Company expects to have significant continuing involvement in the business and markets of the disposed entities, as defined by ASC 205-20, Discontinued Operations; and, therefore, as a result, the disposal group does not meet the criteria to be classified as discontinued operations.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2013	March 31, 2013
Raw materials	$83,001	$70,242
Work-in-process, including manufactured and purchased components	1,064,644	965,825
Finished goods	88,481	75,960
Less: unliquidated progress payments	(140,624)	(124,128)
Total inventories	$1,095,502	$987,899
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") as of September 30, 2013 is $110,885. The balance of capitalized pre-production costs related to the Company's contract with Bombardier as of March 31, 2013 was $71,167.
The Company is still in the early-development stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2014 and 2018, respectively, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. Failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2013	March 31, 2013

Revolving credit facility	$282,455	$95,849
Receivable securitization facility	160,300	150,000
Equipment leasing facility and other capital leases	68,683	61,449
Secured promissory notes	—	8,741
Senior subordinated notes due 2017	173,494	173,344
Senior notes due 2018	348,275	348,133
Senor notes due 2021	375,000	375,000
Convertible senior subordinated notes	32,107	109,369
Other debt	7,978	7,978
	1,448,292	1,329,863
Less current portion	48,894	133,930
	$1,399,398	$1,195,933

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
At September 30, 2013, there were $282,455 in borrowings and $36,374 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. At March 31, 2013, there were $95,849 in borrowings and $31,415 in letters of credit outstanding under the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2013, the Company had borrowing capacity under this facility of $681,171 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Facility
In February 2013, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”) extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2013, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 100.00% of the maximum amount available under the Securitization Facility. At September 30, 2013, there was $160,300 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the Accounting Standards Codification.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets.
Capital Leases
During the six months ended September 30, 2013 and 2012, the Company entered into new capital leases in the amount of $36 and $25, respectively, to finance a portion of the Company’s capital additions for the period. During the six months ended September 30, 2013 and 2012, the Company obtained financing for existing fixed assets in the amount of $15,688 and $11,199, respectively.

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
The Company has the option to redeem all or a portion of the 2017 Notes at any time prior to November 15, 2013 at a redemption price equal to 100% of the principal amount of the 2017 Notes redeemed, plus an applicable premium set forth in the Indenture for the 2017 Notes and accrued and unpaid interest, if any.  The 2017 Notes are also subject to redemption, in whole or in part, at any time on or after November 15, 2013, at redemption prices equal to (i) 104% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2014, (ii) 102% of the principal amount of the 2017 Notes redeemed, if redeemed prior to November 15, 2015, and (iii) 100% of the principal amount of the 2017 Notes redeemed, if redeemed thereafter, plus accrued and unpaid interest.
Upon the occurrence of a change-of-control, the Company must offer to purchase the 2017 Notes from holders at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture for the 2017 Notes contains covenants that, among other things, limit the Company’s ability, and the ability of any of the Guarantor Subsidiaries, to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates. The Company is currently in compliance with all such covenants.
On October 10, 2013, the Company exercised its option to redeem the 2017 Notes and the Trustee for the 2017 Notes delivered a Notice of Redemption to the noteholders. The redemption date is November 15, 2013. The principal amount of $175,000 will be redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, the Company will record a charge in the third quarter of fiscal 2014 of approximately $11,000, consisting of early termination premium, unamortized discount and deferred financing fees.
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
The Indenture for the 2018 Notes contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates. The Company is currently in compliance with all such covenants.
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
The Company is obligated to offer to repurchase the 2021 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will continue to be payable on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at September 30, 2013 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.8359 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.15 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through September 30, 2013, the Convertible Notes were eligible for conversion. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 and 772,438 shares, respectively. During the six months ended September 30, 2013, the Company settled the conversion of $77,262 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,596 shares. During September and October 2013, the Company received notice of conversion from holders

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
of $17,255 in principal value of the Convertible Notes. These conversions were settled in the third quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 394,539 shares. In October 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through December 31, 2013. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.16. The average price of the Company’s common stock for the three months ended September 30, 2013 and 2012 was $77.10 and $60.35, respectively. Therefore, for the three months ended September 30, 2013 and 2012, there were 766,395 and 2,258,303 additional shares, respectively, included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the six months ended September 30, 2013 and 2012 was $77.27 and $60.42, respectively. Therefore, for the six months ended September 30, 2013 and 2012, there were 1,229,710 and 2,357,143 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts if any.

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

Recurring Measurements

The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of September 30, 2013 and March 31, 2013:

Description	Level	September 30, 2013	March 31, 2013
Contingent consideration	3	$(1,638)	$(2,614)
Foreign exchange derivative	2	(222)	209
Non-hedge derivative	2	(102)	—

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
The fair value of the contingent consideration at the date of the acquisition of Aviation Network Services, LLC was $1,926, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the six months ended September 30, 2013, based on the underlying earnings projections exceeding initial assumptions. In July 2013, the Company paid the first installment of $1,100 related to this contingent consideration obligation.
Foreign exchange derivatives included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of the foreign exchange derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of foreign exchange derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the foreign exchange derivatives that are attributable to the ineffective portion of the hedges, or of cash flow hedge that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at September 30, 2013 was $9,542, with open settlement dates up to September 30, 2014. The amount of ineffectiveness on foreign exchange derivatives is not significant. The Company estimates that approximately $141 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.
Non-hedge derivatives included in the table above relate to derivative financial instruments that the Company is using to manage its exposure to fluctuations in the Canadian dollar exchange rate as it relates to the acquisition of General Donlee Canada, Inc. (see Note 17). The non-hedge derivative is accounted for at market value with the resulting gains and losses reflected in interest expense and other in the Consolidated Statements of Income. The aggregate notional amount of our outstanding non-hedge derivative contracts at September 30, 2013 was $106,767, with open settlement dates up to November 29, 2013.
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2013 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	September 30, 2013 Balance
Contingent consideration	$(2,614)	$1,100	$(124)	$—	$(1,638)

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	September 30, 2012 Balance
Contingent consideration	$(2,019)	$—	$(452)	$—	$(2,471)
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	September 30, 2013 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(1,638)	Discounted cash flow	Earnings of acquired company	$0 - $1,900
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2013 and March 31, 2013 have been determined using available market

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
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
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,448,292	$1,524,557	$1,329,863	$1,594,800
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
8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012

Weighted-average common shares outstanding – basic	51,807	49,657	51,311	49,536
Net effect of dilutive stock options and nonvested stock	247	373	273	387
Potential common shares – convertible debt	766	2,258	1,229	2,357
Weighted-average common shares outstanding – diluted	52,820	52,288	52,813	52,280

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2013 and March 31, 2013, the total amount of accrued income tax-related interest and penalties was $155 and $236, respectively.

As of September 30, 2013 and March 31, 2013, the total amount of unrecognized tax benefits was $7,850 and $7,728, respectively, of which $6,066 and $5,945, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the quarter ended September 30, 2013 was 31.8%, as compared to 36.5% for the quarter ended September 30, 2012. For the three months ended September 30, 2013, the income tax provision was decreased to reflect $2,345 of benefit related to an increase in research and development tax credit carryforward and NOL carryforward. The effective income tax rate for the six months ended September 30, 2013 was 33.8% as compared to 37.4% for the six months ended September 30, 2012. For the six months ended September 30, 2013, the income tax provision was reduced to reflect unrecognized tax benefits of $704 and additional research and development tax credit carryforward and NOL carryforward of $2,345 as discussed above.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2009, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of September 30, 2013, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2009 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The fiscal year ended March 31, 2011 is currently being examined by the Internal Revenue Service. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2013 through September 30, 2013:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2013	$1,316,450	$344,964	$55,986	$1,717,400
Goodwill recognized in connection with acquisitions	21,202	—	—	21,202
Purchase accounting adjustments	33	—	—	33
Effect of exchange rate changes	(706)	2,226	—	1,520
Balance, September 30, 2013	$1,336,979	$347,190	$55,986	$1,740,155

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
In accordance with the Compensation – Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit expense (income):
Service cost	$3,293	$4,626	$6,586	$9,252
Interest cost	23,216	24,587	46,432	49,174
Expected return on plan assets	(37,018)	(34,333)	(74,036)	(68,667)
Amortization of prior service costs	(1,683)	(1,458)	(3,366)	(2,915)
Amortization of net loss	4,531	79	9,062	159
Special termination benefits	—	1,957	—	3,107
Net periodic benefit income	$(7,661)	$(4,542)	$(15,322)	$(9,890)

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit expense:
Service cost	$765	$884	$1,530	$1,769
Interest cost	3,138	3,941	6,276	7,881
Amortization of prior service costs	(1,132)	(1,133)	(2,264)	(2,265)
Net periodic benefit expense	$2,771	$3,692	$5,542	$7,385

The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2012, the Company completed an early retirement incentive offer with a portion of its second largest union-represented group of production and maintenance employees. The early retirement incentive offer provided for an increase in the pension benefits payable to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,150 and is presented on the accompanying Consolidated Statements of Income as "Early retirement incentive expense."

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,957 and is presented on the accompanying Consolidated Statements of Income as "Early retirement incentive expense," as well as severance charges of $1,182 included in "Acquisition and integration expenses" on the accompanying Consolidated Statements of Income.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (AOCI) by component for the three and six months ended September 30, 2013 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance June 30, 2013	$3,004	$(89)	$(63,544)		$(60,629)
OCI before reclassifications	3,279	—	—		3,279
Amounts reclassified from AOCI	—	(51)	1,072	(2)	1,021
Net current period OCI	3,279	(51)	1,072		4,300
Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
OCI before reclassifications	2,770	(235)	—		2,535
Amounts reclassified from AOCI	—	(36)	2,144	(3)	2,108
Net current period OCI	2,770	(271)	2,144		4,643
Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)

(1) Net of tax.
(2) Primarily relates to amortization of actuarial losses for the three months ended September 30, 2013 totaling $2,831 (net of tax of $1,700) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.
(3) Primarily relates to amortization of actuarial losses for the six months ended September 30, 2013 totaling $5,662 (net of tax of $3,400) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including early retirement incentives, such as $1,957 and $3,107 of special termination benefit expenses for the three and six months ended September 30, 2012.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Aerostructures	$690,748	$713,978	$1,342,636	$1,383,831
Aerospace systems	205,483	150,139	425,009	290,651
Aftermarket services	72,971	76,061	147,324	156,038
Elimination of inter-segment sales	(1,857)	(1,997)	(3,941)	(4,651)
	$967,345	$938,181	$1,911,028	$1,825,869

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$64,425	$121,385	$164,812	$241,523
Aerospace systems	31,740	25,712	74,383	49,177
Aftermarket services	10,102	10,767	21,381	22,574
Corporate	(13,296)	(14,917)	(26,259)	(29,385)
	92,971	142,947	234,317	283,889
Interest expense and other	20,321	16,668	40,031	33,900
	$72,650	$126,279	$194,286	$249,989

Depreciation and amortization:
Aerostructures	$26,483	$24,049	$52,796	$47,953
Aerospace systems	8,549	4,489	17,088	8,963
Aftermarket services	1,864	2,288	3,741	4,614
Corporate	1,348	1,172	2,553	2,283
	$38,244	$31,998	$76,178	$63,813

Amortization of acquired contract liabilities, net:
Aerostructures	$5,614	$6,563	$11,755	$13,555
Aerospace systems	3,351	—	8,360	—
	$8,965	$6,563	20,115	13,555

Adjusted EBITDA:
Aerostructures	$85,294	$138,871	$205,853	$275,921
Aerospace systems	36,938	30,201	83,111	58,140
Aftermarket services	11,966	13,055	25,122	27,188
Corporate	(11,948)	(11,788)	(23,706)	(23,995)
	$122,250	$170,339	$290,380	$337,254

Capital expenditures:
Aerostructures	$52,598	$16,413	$98,543	$46,425
Aerospace systems	5,843	3,810	10,275	6,599
Aftermarket services	3,915	3,378	8,066	7,475
Corporate	680	487	2,381	694
	$63,036	$24,088	$119,265	$61,193

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	September 30, 2013	March 31, 2013
Total Assets:
Aerostructures	$3,818,050	$3,707,527
Aerospace systems	1,056,257	1,040,821
Aftermarket services	318,856	327,609
Corporate	119,111	108,337
	$5,312,274	$5,184,294

During the three months ended September 30, 2013 and 2012, the Company had international sales of $151,146 and $113,468, respectively. During the six months ended September 30, 2013 and 2012, the Company had international sales of $296,237 and $240,579, respectively.

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2017 Notes, the 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2017 Notes, the 2018 Notes and the 2021 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of September 30, 2013 and March 31, 2013, condensed consolidating statements of comprehensive income for the three and six months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the six months ended September 30, 2013 and 2012.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,120	$818	$18,505	$—	$22,443
Trade and other receivables, net	1,264	194,246	239,350	—	434,860
Inventories	—	1,046,062	49,440	—	1,095,502
Rotable assets	—	24,619	13,553	—	38,172
Deferred income taxes	51,129	—	11	—	51,140
Prepaid expenses and other	5,152	10,802	4,118	—	20,072
Total current assets	60,665	1,276,547	324,977	—	1,662,189
Property and equipment, net	10,567	805,635	82,429	—	898,631
Goodwill and other intangible assets, net	—	2,604,946	78,241	—	2,683,187
Other, net	56,885	8,865	2,517	—	68,267
Intercompany investments and advances	3,339,235	96,691	5,369	(3,441,295)	—
Total assets	$3,467,352	$4,792,684	$493,533	$(3,441,295)	$5,312,274

Current liabilities:
Current portion of long-term debt	$32,360	$16,534	$—	$—	$48,894
Accounts payable	—	273,032	17,156	—	290,188
Accrued expenses	47,400	193,874	23,272	—	264,546
Total current liabilities	79,760	483,440	40,428	—	603,628
Long-term debt, less current portion	1,184,969	54,129	160,300	—	1,399,398
Intercompany advances	—	2,052,759	179,085	(2,231,844)	—
Accrued pension and other postretirement benefits, noncurrent	7,376	590,333	—	—	597,709
Deferred income taxes and other	8,132	511,728	16,845	(12,281)	524,424
Total stockholders’ equity	2,187,115	1,100,295	96,875	(1,197,170)	2,187,115
Total liabilities and stockholders’ equity	$3,467,352	$4,792,684	$493,533	$(3,441,295)	$5,312,274

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,110	$1,537	$27,390	$—	$32,037
Trade and other receivables, net	1,141	171,186	261,657	—	433,984
Inventories	—	957,077	30,822	—	987,899
Rotable assets	—	24,903	9,950	—	34,853
Deferred income taxes	—	99,546	—	—	99,546
Prepaid expenses and other	5,533	15,170	2,890	—	23,593
Assets held for sale	—	14,747	—	—	14,747
Total current assets	9,784	1,284,166	332,709	—	1,626,659
Property and equipment, net	9,999	753,510	51,575	—	815,084
Goodwill and other intangible assets, net	335	2,629,908	45,516	—	2,675,759
Other, net	58,526	7,873	393	—	66,792
Intercompany investments and advances	3,137,667	325,786	2,777	(3,466,230)	—
Total assets	$3,216,311	$5,001,243	$432,970	$(3,466,230)	$5,184,294

Current liabilities:
Current portion of long-term debt	$109,648	$24,282	$—	$—	$133,930
Accounts payable	9,400	309,363	8,663	—	327,426
Accrued expenses	35,894	231,260	9,514	—	276,668
Liabilities related to assets held for sale	—	2,621	—	—	2,621
Total current liabilities	154,942	567,526	18,177	—	740,645
Long-term debt, less current portion	998,200	47,733	150,000	—	1,195,933
Intercompany advances	—	2,193,874	202,621	(2,396,495)	—
Accrued pension and other postretirement benefits, noncurrent	7,264	663,911	—	—	671,175
Deferred income taxes and other	10,747	521,885	—	(1,249)	531,383
Total stockholders’ equity	2,045,158	1,006,314	62,172	(1,068,486)	2,045,158
Total liabilities and stockholders’ equity	$3,216,311	$5,001,243	$432,970	$(3,466,230)	$5,184,294

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$924,624	$44,080	$(1,359)	$967,345

Operating costs and expenses:
Cost of sales	—	736,898	35,779	(1,359)	771,318
Selling, general and administrative	10,185	46,740	6,658	—	63,583
Depreciation and amortization	788	35,429	2,027	—	38,244
Relocation costs	—	1,229	—	—	1,229
	10,973	820,296	44,464	(1,359)	874,374
Operating (loss) income	(10,973)	104,328	(384)	—	92,971
Intercompany interest and charges	(53,356)	52,101	1,255	—	—
Interest expense and other	19,304	1,833	(816)	—	20,321
Income (loss) before income taxes	23,079	50,394	(823)	—	72,650
Income tax expense	3,140	19,890	104	—	23,134
Net income (loss)	19,939	30,504	(927)	—	49,516
Other comprehensive income	—	1,021	3,279	—	4,300
Total comprehensive income	$19,939	$31,525	$2,352	$—	$53,816

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$914,943	$24,274	$(1,036)	$938,181

Operating costs and expenses:
Cost of sales	—	687,053	17,637	(1,036)	703,654
Selling, general and administrative	10,189	41,412	4,592	—	56,193
Depreciation and amortization	610	30,282	1,106	—	31,998
Acquisition and integration expenses	—	1,432	—	—	1,432
Early retirement incentives	1,957	—	—		1,957
	12,756	760,179	23,335	(1,036)	795,234
Operating (loss) income	(12,756)	154,764	939	—	142,947
Intercompany interest and charges	(49,217)	48,441	776	—	—
Interest expense and other	15,143	2,062	(537)	—	16,668
Income before income taxes	21,318	104,261	700	—	126,279
Income tax expense	8,709	37,140	239	—	46,088
Net income	12,609	67,121	461	—	80,191
Other comprehensive (loss) income	—	(1,478)	4,093	—	2,615
Total comprehensive income	$12,609	$65,643	$4,554	$—	$82,806

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Six Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,827,850	$85,721	$(2,543)	$1,911,028

Operating costs and expenses:
Cost of sales	—	1,404,453	65,879	(2,543)	1,467,789
Selling, general and administrative	20,776	97,466	12,058	—	130,300
Depreciation and amortization	1,422	71,061	3,695	—	76,178
Relocation costs	—	2,444	—	—	2,444
	22,198	1,575,424	81,632	(2,543)	1,676,711
Operating (loss) income	(22,198)	252,426	4,089	—	234,317
Intercompany interest and charges	(110,746)	108,531	2,215	—	—
Interest expense and other	37,952	3,567	(1,488)	—	40,031
Income before income taxes	50,596	140,328	3,362	—	194,286
Income tax expense	11,532	53,721	474	—	65,727
Net income	39,064	86,607	2,888	—	128,559
Other comprehensive income	—	1,873	2,770	—	4,643
Total comprehensive income	$39,064	$88,480	$5,658	$—	$133,202

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Six Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,777,419	$51,175	$(2,725)	$1,825,869

Operating costs and expenses:
Cost of sales	—	1,321,190	36,466	(2,725)	1,354,931
Selling, general and administrative	20,775	87,585	9,792	—	118,152
Depreciation and amortization	1,209	60,415	2,189	—	63,813
Acquisition and integration expenses	295	1,682	—	—	1,977
Early retirement incentives	3,107	—	—	—	3,107
	25,386	1,470,872	48,447	(2,725)	1,541,980
Operating (loss) income	(25,386)	306,547	2,728	—	283,889
Intercompany interest and charges	(98,554)	96,952	1,602	—	—
Interest expense and other	30,642	4,493	(1,235)	—	33,900
Income before income taxes	42,526	205,102	2,361	—	249,989
Income tax expense	18,889	73,984	593	—	93,466
Net income	23,637	131,118	1,768	—	156,523
Other comprehensive loss	—	(3,143)	(329)	—	(3,472)
Total comprehensive income	$23,637	$127,975	$1,439	$—	$153,051

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$39,064	$86,607	$2,888	$—	$128,559

Adjustments to reconcile net income to net cash provided by (used in) operating activities	17,740	(141,989)	40,736	(1,424)	(84,937)
Net cash provided by (used in)operating activities	56,804	(55,382)	43,624	(1,424)	43,622
Capital expenditures	(1,654)	(111,806)	(5,805)	—	(119,265)
Reimbursed capital expenditures	—	5,037	—	—	5,037
Proceeds from sale of assets	—	11,707	6	—	11,713
Acquisitions, net of cash acquired	—	—	(31,329)	—	(31,329)
Net cash used in investing activities	(1,654)	(95,062)	(37,128)	—	(133,844)
Net decrease in revolving credit facility	186,606	—	—	—	186,606
Proceeds on issuance of debt	—	15,688	32,900	—	48,588
Retirements and repayments of debt	(77,416)	(18,210)	(52,600)	—	(148,226)
Payments of deferred financing costs	(472)	—	—	—	(472)
Dividends paid	(4,149)	—	—	—	(4,149)
Proceeds on governmental grant	—	100	—	—	100
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	180	—	—	—	180
Intercompany financing and advances	(157,163)	152,147	3,592	1,424	—
Net cash (used in) provided by financing activities	(55,140)	149,725	(16,108)	1,424	79,901
Effect of exchange rate changes on cash	—	—	727	—	727
Net change in cash and cash equivalents	10	(719)	(8,885)	—	(9,594)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$3,120	$818	$18,505	$—	$22,443

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$23,637	$131,118	$1,768	$—	$156,523

Adjustments to reconcile net income to net cash provided by operating activities	1,011	(40,699)	16,080	—	(23,608)
Net cash provided by operating activities	24,648	90,419	17,848	—	132,915
Capital expenditures	(273)	(58,686)	(2,234)	—	(61,193)
Reimbursed capital expenditures	—	2,028	—	—	2,028
Proceeds from sale of assets	—	455	5	—	460
Net cash used in investing activities	(273)	(56,203)	(2,229)	—	(58,705)
Net increase in revolving credit facility	(81,709)	—	—	—	(81,709)
Proceeds on issuance of debt	—	11,199	59,900	—	71,099
Retirements and repayments of debt	(19,059)	(6,694)	(30,100)	—	(55,853)
Payments of deferred financing costs	(2,244)	—	—	—	(2,244)
Dividends paid	(3,997)	—	—	—	(3,997)
Withholding of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	270	—	—	—	270
Intercompany financing and advances	79,718	(41,444)	(38,274)	—	—
Net cash used in financing activities	(28,861)	(35,939)	(8,474)	—	(73,274)
Effect of exchange rate changes on cash	—	—	53	—	53
Net change in cash and cash equivalents	(4,486)	(1,723)	7,198	—	989
Cash and cash equivalents at beginning of period	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of period	$3,483	$514	$26,654	$—	$30,651

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

16.    RELOCATION COSTS

During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $1,229 and $2,444 of expenses related to the relocation during the three and six months ended September 30, 2013, respectively. The Company also incurred $4,329 and $6,638 of disruption and accelerated depreciation during the three and six months ended September 30, 2013, respectively, related to the relocation. The Company expects to incur approximately $28,000 to $40,000 in relocation and related disruption for the fiscal year ended March 31, 2014. The relocation is expected to be completed in early fiscal 2015.

17.     SUBSEQUENT EVENTS
On October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada, Inc. ("General Donlee") for $56,622 (or Canadian $5.50 per share) plus assumed debt of $32,382, which was settled at closing. Additionally, on October 7, 2013, the Company, at its option, called General Donlee's Convertible Notes for $26,000, which will be paid on November 12, 2013. The acquired business will operate as Triumph Gear Systems-Toronto and will be included in the Aerospace Systems Group. General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries.
In September and October 2013, the Company received notice of conversion from holders of $17,255 in principal value of the Convertible Notes. These conversions will be settled during the third quarter of fiscal 2014 with the principal and accrued but unpaid interest settled in cash and the conversion benefit settled through the issuance of approximately 394,539 shares.

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
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business ("Primus") from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures segement for the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.

Highlights for the second quarter of the fiscal year ending March 31, 2014 included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2014 increased 3.1% over the prior year period to $967.3 million.

•	Operating income in the second quarter of fiscal 2014 decreased (35.0)% over the prior year period to $93.0 million.

•	Income from continuing operations for the second quarter of fiscal 2014 decreased 38.3% over the prior year period to $49.5 million.

•	Included in income from continuing operations for the second quarter of fiscal 2014 are additional program costs related to the 747-8 program of $44.0 million.

•
Backlog as of September 30, 2013 increased 9.2% year over year to $4.85 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $4.85 billion, we estimate that approximately $2.05 billion will not be shipped by September 30, 2014.

•	Income from continuing operations for the second quarter of fiscal 2014 was $0.94 per diluted common share, as compared to $1.53 per diluted share in the prior year period.

•
We generated $43.6 million of cash flow from operating activities for the six months ended September 30, 2013, after $45.8 million in pension contributions, as compared to $132.9 million in the prior year period.

Congress and the Administration failed to change or further delay the sequestration of appropriations in government fiscal year ("GFY") 2013 imposed by the Budget Control Act of 2011 (the "Budget Act") and sequestration went into effect on March 1, 2013. Our customers' budgets will be reduced significantly and there may be a direct significant reduction in our customers' contract awards. While we understand customers have started to plan for sequestration, the specific effects of sequestration are not yet available and cannot be determined by us. The automatic across-the-board cuts from sequestration will approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012 already required by the Budget Act, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and would have significant consequences to our business and industry. Non-DoD agencies could also have significantly reduced budgets. It is likely there will be some disruption of our ongoing programs, impacts to our supply chain and contractual actions (including partial or complete terminations). Consequently, we expect that sequestration, or other budgetary cuts in lieu of sequestration, will have a negative effect on our corporation.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in Red Oak, Texas, in association with our relocation from our Jefferson Street facilities. As of September 30, 2013, we have incurred approximately $38.8 million in capital expenditures and $104.1 million in inventory costs associated with the Bombardier Global 7000/8000 program, for which we have not yet begun to deliver. As of September 30, 2013, we have incurred approximately $78.2 million in capital expenditures and $24.2 million in inventory buildup associated with our relocation from the Jefferson Street facilities.
As previously announced, we expect to record additional program costs during fiscal 2014 totaling approximately $68.0 million, primarily related to the 747-8 program. We recorded incremental costs of $43.7 million in our second quarter of fiscal 2014 of which $26.2 million was reflected as a cumulative catch-up adjustment and expect to record approximately $11.0 million and $13.0 million in our third and fourth quarters of fiscal 2014, respectively, as additional units are delivered.
These amounts have resulted primarily from reductions to the profitability estimates of the our current 747-8 production lot, which was approximately 80% complete by the end of our second quarter of fiscal 2014 and is expected to be completed by the end of our third quarter of fiscal 2014. As a result of the current cost levels, the expected profitability on the next production lot, which will begin delivery in the fourth quarter of fiscal 2014, was also decreased. Both the current and future production lots are expected to be profitable and not result in loss reserves.

While we are currently projecting the recurring production contracts to be profitable, there is still a substantial amount of risk similar to what we have experienced on these programs. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
The next twelve months will be a critical time for these programs as we attempt to return to baseline performance for the recurring cost structure. Recognition of forward-losses in the future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
Our union contract with Local 848 of the United Auto Workers with employees at our Dallas and Grand Prairie, Texas, facilities expired in October 2013. The employees are currently working without a contract. If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. A contingency plan has been developed that would allow production to continue in the event of a strike.
As previously announced by Boeing in September 2013, the decision has been made to cease production of the C-17 during calendar year 2015. Major production related to this program is expected to cease during the first quarter of fiscal 2016. We have received inquiries regarding proposal for spares which could extend production through the end of fiscal 2016, as we believe the United States Air Force will want to be adequately supported for the long term.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada, Inc. ("General Donlee"). The acquired business will operate as Triumph Gear Systems-Toronto and will be included in the Aerospace Systems Group. General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries.
Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where we did not previously participate and further diversifies our customer base in electronic engine controls, fuel metering units and main fuel pumps for both OEM and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems segment from the date of acquisition.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income	$49,516	$80,191	$128,559	$156,523
Early retirement incentives	—	1,957	—	3,107
Amortization of acquired contract liabilities, net	(8,965)	(6,563)	(20,115)	(13,555)
Depreciation and amortization	38,244	31,998	76,178	63,813
Interest expense and other	20,321	16,668	40,031	33,900
Income tax expense	23,134	46,088	65,727	93,466
Adjusted EBITDA	$122,250	$170,339	$290,380	$337,254

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$92,971	$64,425	$31,740	$10,102	$(13,296)
Amortization of acquired contract liability	(8,965)	(5,614)	(3,351)	—	—
Depreciation and amortization	38,244	26,483	8,549	1,864	1,348
Adjusted EBITDA	$122,250	$85,294	$36,938	$11,966	$(11,948)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services		Corporate/ Eliminations
Operating income	$142,947	$121,385	$25,712	$10,767		$(14,917)
Early retirement incentive	1,957	—	—	—	—	1,957
Amortization of acquired contract liability	(6,563)	(6,563)	—	—		—
Depreciation and amortization	31,998	24,049	4,489	2,288		1,172
Adjusted EBITDA	$170,339	$138,871	$30,201	$13,055		$(11,788)

	Six Months Ended September 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$234,317	$164,812	$74,383	$21,381	$(26,259)
Amortization of acquired contract liability	(20,115)	(11,755)	(8,360)	—	—
Depreciation and amortization	76,178	52,796	17,088	3,741	2,553
Adjusted EBITDA	$290,380	$205,853	$83,111	$25,122	$(23,706)

	Six Months Ended September 30, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$283,889	$241,523	$49,177	$22,574	$(29,385)
Early retirement incentives	3,107	—	—	—	3,107
Amortization of acquired contract liability	(13,555)	(13,555)	—	—	—
Depreciation and amortization	63,813	47,953	8,963	4,614	2,283
Adjusted EBITDA	$337,254	$275,921	$58,140	$27,188	$(23,995)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012

	Quarter Ended September 30,
	2013	2012
	(dollars in thousands)
Net sales	$967,345	$938,181
Segment operating income	$106,267	$157,864
Corporate expenses	(13,296)	(14,917)
Total operating income	92,971	142,947
Interest expense and other	20,321	16,668
Income tax expense	23,134	46,088
Net Income	$49,516	$80,191

Net sales increased by $29.2 million, or 3.1%, to $967.3 million for the quarter ended September 30, 2013 from $938.2 million for the quarter ended September 30, 2012. Organic sales decreased $40.3 million, or 4.3%, due to production rate cuts on the 767 and 747-8 programs, a decrease in military sales and a decline in non-recurring revenue. The acquisition of Primus, fiscal 2013 acquisitions and the prior year divestitures contributed $69.3 million in net sales. Net sales for the quarter ended September 30, 2013 included $5.3 million in total non-recurring revenues, as compared to $15.0 million in non-recurring revenues for the quarter ended September 30, 2012. The prior year period was positively impacted by our customers' increased production rates on existing programs and new product introductions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cost of sales increased by $67.7 million, or 9.6%, to $771.3 million for the quarter ended September 30, 2013 from $703.7 million for the quarter ended September 30, 2012. This increase was due to additional program costs of $43.7 million primarily from reductions to profitability estimates of the current 747-8 production lot as well as increased sales. Gross margin for the quarter ended September 30, 2013 was 20.3% as compared to 25.0% for the prior year period. This change was impacted by additional program costs as noted above and disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities. Additionally, the gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($25.4 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $9.8 million and gross unfavorable adjustments of $35.1 million, of which $26.2 million was related to the additional 747-8 program costs as mentioned above. The cumulative catch-up adjustments for the quarter ended September 30, 2013 were due primarily to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Gross margin for the quarter ended September 30, 2012 included net unfavorable cumulative catch-up adjustments of $0.2 million.

Segment operating income decreased by $51.6 million, or 32.7%, to $106.3 million for the quarter ended September 30, 2013 from $157.9 million for the quarter ended September 30, 2012. The organic segment operating income decreased $55.0 million, or 35.7%, and was a direct result of the decrease in gross margins, the decreased sales noted above, costs related to the relocation from our Jefferson Street facility ($5.8 million), additional depreciation and amortization expense associated with fiscal 2013 acquisitions and Primus ($9.6 million), legal fees ($2.2 million), offset by an insurance claim related to Hurricane Sandy ($2.0 million). Segment operating income for the quarter ended September 30, 2012 was a direct result of the sales volume increases and continued realization from synergies from the acquisition of Vought, offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($0.2 million), forward loss provisions on initial production lots of early-stage programs ($2.0 million) and increased legal fees ($0.8 million).

Corporate expenses decreased by $1.6 million, or 10.9%, to $13.3 million for the quarter ended September 30, 2013 from $14.9 million for the quarter ended September 30, 2012. This decrease was due to decreased compensation expense of $3.2 million offset by increased legal fees of $1.8 million during the three months ended September 30, 2013. Included in the three months ended September 30, 2012 was a $2.0 million special termination benefit for an early retirement incentive offered to non-represented employee benefit plan participants.

Interest expense and other increased by $3.7 million, or 21.9%, to $20.3 million for the quarter ended September 30, 2013 compared to $16.7 million for the prior year period. Interest expense and other for the quarter ended September 30, 2013 increased due to the issuance of the Senior Notes due 2021 resulting in higher average debt outstanding during the quarter as compared to the quarter ended September 30, 2012.

The effective income tax rate for the quarter ended September 30, 2013 was 31.8% compared to 36.5% for the quarter ended September 30, 2012. For the quarter ended September 30, 2013, the income tax provision was decreased to reflect $2.3 million of benefit related to an increase in research and development tax credit carryforward and NOL carryforward. For the quarter ended September 30, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of September 30, 2013. For the fiscal year ending March 31, 2014, the Company expects its effective tax rate to be approximately 35.4%, including the reinstatement of the research and development tax credit through December 2013.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
Aerostructures	2013	2012
Commercial aerospace	43.3%	43.7%
Military	16.8%	19.3%
Business Jets	10.2%	11.8%
Regional	0.4%	0.4%
Non-aviation	0.7%	0.8%
Total Aerostructures net sales	71.4%	76.0%
Aerospace Systems
Commercial aerospace	8.0%	5.9%
Military	10.3%	7.8%
Business Jets	0.9%	0.6%
Regional	0.8%	0.3%
Non-aviation	1.1%	1.3%
Total Aerospace Systems net sales	21.1%	15.9%
Aftermarket Services
Commercial aerospace	6.5%	6.5%
Military	0.4%	1.0%
Business Jets	—%	0.3%
Regional	0.2%	0.1%
Non-aviation	0.4%	0.2%
Total Aftermarket Services net sales	7.5%	8.1%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market due to reductions in defense spending. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Three Months Ended September 30,			% of Total Sales
	2013	2012	% Change	2013	2012
	(in thousands)
NET SALES
Aerostructures	$690,748	$713,978	(3.3)%	71.4%	76.1%
Aerospace Systems	205,483	150,139	36.9%	21.2%	16.0%
Aftermarket Services	72,971	76,061	(4.1)%	7.5%	8.1%
Elimination of inter-segment sales	(1,857)	(1,997)	(7.0)%	(0.1)%	(0.2)%
Total Net Sales	$967,345	$938,181	4.7%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$64,425	$121,385	(46.9)%	9.3%	17.0%
Aerospace Systems	31,740	25,712	23.4%	15.4%	17.1%
Aftermarket Services	10,102	10,767	(6.2)%	13.8%	14.2%
Corporate	(13,296)	(14,917)	(10.9)%	n/a	n/a
Total Operating Income	$92,971	$142,947	(35.0)%	9.6%	15.2%

	Three Months Ended September 30,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
Adjusted EBITDA
Aerostructures	$85,294	$138,871	(38.6)%	12.3%	19.5%
Aerospace Systems	36,938	30,201	22.3%	18.0%	20.1%
Aftermarket Services	11,966	13,055	(8.3)%	16.4%	17.2%
Corporate	(11,948)	(11,788)	1.4%	n/a	n/a
	$122,250	$170,339	(28.2)%	12.6%	18.2%

Aerostructures: The Aerostructures segment net sales decreased by $23.2 million, or 3.3%, to $690.7 million for the three months ended September 30, 2013 from $714.0 million for the three months ended September 30, 2012. Organic sales decreased $39.1 million, or 5.5% and the acquisition of Primus contributed $15.9 million in net sales. Organic sales decreased primarily due to decreased delivery rates to our customers and the timing of shipments on existing programs. Net sales for the three months ended September 30, 2013 included $5.3 million in total non-recurring revenues, as compared to $15.0 million in total non-recurring revenues for the three months ended September 30, 2012.
Aerostructures segment cost of sales increased by $31.7 million, or 5.8%, to $578.3 million for the three months ended September 30, 2013 from $546.6 million for the three months ended September 30, 2012. Organic cost of sales increased $16.7 million, or 3.1%, and the acquisition of Primus contributed $15.0 million to cost of sales. The organic cost of sales increase resulted from the additional 747-8 program costs, as noted previously. Organic gross margin for the three months ended September 30, 2013 was 16.6% compared with 23.4% for the three months ended September 30, 2012. The gross margin percent decreased during the three months ended September 30, 2013 as the result of a net unfavorable cumulative catch-up adjustments of $25.4 million. Included in the net unfavorable cumulative catch-up adjustment for the three months ended September 30, 2013 were gross favorable adjustments of $9.8 million and gross unfavorable adjustments of $35.1 million, of which $26.2 million was related to the 747-8 program.
Aerostructures segment operating income decreased by $57.0 million, or 46.9%, to $64.4 million for the three months ended September 30, 2013 from $121.4 million for the three months ended September 30, 2012. Operating income for the three months ended September 30, 2013 was directly affected by the additional 747-8 program costs mentioned above and included a net unfavorable cumulative catch-up adjustments on long-term contracts ($25.4 million) as discussed above, offset by lower pension and other postretirement benefit expenses ($4.0 million). Segment operating income for the three months ended September 30, 2012 included net favorable cumulative catch-up adjustments of $0.2 million. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 9.3% for the three months ended September 30, 2013 as compared to 17.0% for the three months ended September 30, 2012, due to the additional 747-8 program costs and other specific variances noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $55.3 million, or 36.9%, to $205.5 million for the three months ended September 30, 2013 from $150.1 million for the three months ended September 30, 2012. Organic sales decreased $4.6 million, or 3.1%, and the fiscal 2013 acquisitions contributed $60.0 million in net sales. Organic net sales decreased primarily due to decreases in military sales and to a lesser extent, a decline in non-recurring revenue.
Aerospace Systems cost of sales increased by $36.7 million, or 36.1%, to $138.4 million for the three months ended September 30, 2013 from $101.7 million for the three months ended September 30, 2012. Organic cost of sales increased $0.4 million, or 0.2%, and the fiscal 2013 acquisitions contributed $36.3 million in cost of sales. Organic gross margin for the three months ended September 30, 2013 was 29.2% compared with 32.2% for the three months ended September 30, 2012.
Aerospace Systems segment operating income increased by $6.0 million, or 23.4%, to $31.7 million for the three months ended September 30, 2013 from $25.7 million for the three months ended September 30, 2012. Operating income increased primarily due to the fiscal 2013 acquisitions ($8.8 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment net sales decreased to 15.4% for the three months ended September 30, 2013 as compared to 17.1% for the three months ended September 30, 2012, due to the decline in organic gross margin noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.
Aftermarket Services: The Aftermarket Services segment net sales decreased by $3.1 million, or 4.1%, to $73.0 million for the three months ended September 30, 2013 from $76.1 million for the three months ended September 30, 2012. Organic net sales increased $3.4 million, or 4.9%, and the previously divested Triumph Instruments companies contributed $6.5 million in net sales for the three months ended September 30, 2012.
Aftermarket Services cost of sales decreased by $1.0 million, or 1.8%, to $55.1 million for the three months ended September 30, 2013 from $56.1 million for the three months ended September 30, 2012. The organic cost of sales increased $3.8 million, or 7.4%, and the previously divested Triumph Instruments companies contributed $4.8 million to cost of sales for the three months ended September 30, 2012. Gross margin for the three months ended September 30, 2013 was 24.5% compared with 26.2% for the three months ended September 30, 2012. The decrease in gross margin was impacted by decreased military sales.
Aftermarket Services segment operating income decreased by $0.7 million, or 6.2%, to $10.1 million for the three months ended September 30, 2013 from $10.8 million for the three months ended September 30, 2012. Operating income decreased primarily due to the decrease in gross margin as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales decreased to 13.8% for the three months ended September 30, 2013 as compared with 14.2% for the three months ended September 30, 2012, due to the divestiture of Triumph Instruments, which also contributed to a decrease in Adjusted EBITDA margin.

Six months ended September 30, 2013 compared to six months ended September 30, 2012

	Six Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net sales	$1,911,028	$1,825,869
Segment operating income	$260,576	$313,274
Corporate expenses	(26,259)	(29,385)
Total operating income	234,317	283,889
Interest expense and other	40,031	33,900
Income tax expense	65,727	93,466
Net Income	$128,559	$156,523

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales increased by $85.2 million, or 4.7%, to $1.9 billion for the six months ended September 30, 2013 from $1.8 billion for the six months ended September 30, 2012. Organic sales decreased $60.6 million, or 3.3%, due to decreased delivery rates to our customers primarily in the 747 program, 767 program and military markets and the timing of shipments on existing programs. The acquisition of Primus, fiscal 2013 acquisitions and the year divestitures contributed $145.0 million in net sales. Net sales for the six months ended September 30, 2013 included $10.1 million in total non-recurring revenues, as compared to $40.5 million in non-recurring revenues (including a $20.0 million non-recurring termination claim settlement) for the six months ended September 30, 2012. The prior year period was positively impacted by our customers' increased production rates on existing programs and new product introductions.

Cost of sales increased $112.9 million, or 8.3%, to $1,467.8 million for the six months ended September 30, 2013 from $1,354.9 million for the six months ended September 30, 2012. This increase was due to increased sales. Gross margin for the six months ended September 30, 2013 was 23.2%, as compared to 25.8% for the prior year period. This change was impacted by additional 747-8 program costs ($43.7 million), price concessions ($4.0 million) and the prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million). Additionally, the gross margin included a net unfavorable cumulative catch-up adjustments on long-term contracts ($23.0 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $11.4 million and gross unfavorable adjustments of $34.4 million, of which $26.2 million was related to the additional 747-8 program costs as mentioned above. The cumulative catch-up adjustments for the six months ended September 30, 2013 were due primarily to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Gross margin for the six months ended September 30, 2012 included net unfavorable cumulative catch-up adjustments of $4.8 million.

Segment operating income decreased by $52.7 million, or 16.8%, to $260.6 million for the six months ended September 30, 2013 from $313.3 million for the six months ended September 30, 2012. The organic segment operating income decreased $69.7 million, or 22.5%, and was a direct result of the decrease in gross margins, the decreased sales noted above, costs related to the relocation from our Jefferson Street facility ($9.8 million), legal fees ($3.5 million), offset by an insurance claim related to Hurricane Sandy ($4.0 million), lower pension and other postretirement benefit expenses ($7.3 million). Segment operating income for the six months ended September 30, 2012 was a direct result of the gross margin improvements, which included improved execution, the overall sales mix and increased realization from synergies from the acquisition of Vought.

Corporate expenses decreased by $3.1 million, or 10.6%, to $26.3 million for the six months ended September 30, 2013 from $29.4 million for the six months ended September 30, 2012. This decrease is due to a $3.1 million special termination benefit for an early retirement incentive offered to a portion of our second largest union-represented group of production and maintenance employees and our non-represented employee participants incurred during the six months ended September 30, 2012.

Interest expense and other increased by $6.1 million, or 18.1%, to $40.0 million for the six months ended September 30, 2013 compared to $33.9 million for the prior year period. Interest expense and other for the six months ended September 30, 2013 increased due to the issuance of the Senior Notes due 2021 resulting in higher average debt outstanding during the quarter as compared to the quarter ended September 30, 2012.

The effective income tax rate for the six months ended September 30, 2013 was 33.8% compared to 37.4% for the six months ended September 30, 2012. For the six months ended September 30, 2013, the income tax provision was reduced to reflect unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million. For the six months ended September 30, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of September 30, 2013. For the fiscal year ending March 31, 2014, the Company expects its effective tax rate to be approximately 35.4%, including the reinstatement of the research and development tax credit through December 2013.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance – Six months ended September 30, 2013 compared to six months ended September 30, 2012

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Six Months Ended September 30,
Aerostructures	2013	2012
Commercial aerospace	42.6%	43.2%
Military	15.9%	19.5%
Business Jets	10.7%	11.8%
Regional	0.3%	0.4%
Non-aviation	0.7%	0.8%
Total Aerostructures net sales	70.2%	75.7%
Aerospace Systems
Commercial aerospace	8.1%	5.9%
Military	11.1%	7.7%
Business Jets	0.9%	0.7%
Regional	0.9%	0.4%
Non-aviation	1.2%	1.1%
Total Aerospace Systems net sales	22.2%	15.8%
Aftermarket Services
Commercial aerospace	6.5%	6.9%
Military	0.6%	1.0%
Business Jets	—%	0.3%
Regional	0.2%	0.1%
Non-aviation	0.3%	0.2%
Total Aftermarket Services net sales	7.6%	8.5%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced a slight decrease in our military end market due to reductions in defense spending. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Six Months Ended September 30,			% of Total Sales
	2013	2012	% Change	2013	2012
	(in thousands)
NET SALES
Aerostructures	$1,342,636	$1,383,831	(3.0)%	70.3%	75.8%
Aerospace Systems	425,009	290,651	46.2%	22.2%	15.9%
Aftermarket Services	147,324	156,038	(5.6)%	7.7%	8.5%
Elimination of inter-segment sales	(3,941)	(4,651)	(15.3)%	(0.2)%	(0.2)%
Total Net Sales	$1,911,028	$1,825,869	4.7%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$164,812	$241,523	(31.8)%	12.3%	17.5%
Aerospace Systems	74,383	49,177	51.3%	17.5%	16.9%
Aftermarket Services	21,381	22,574	(5.3)%	14.5%	14.5%
Corporate	(26,259)	(29,385)	(10.6)%	n/a	n/a
Total Operating Income	$234,317	$283,889	(17.5)%	12.3%	15.5%

	Six Months Ended September 30,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
Adjusted EBITDA
Aerostructures	$205,853	$275,921	(25.4)%	15.3%	19.9%
Aerospace Systems	83,111	58,140	42.9%	19.6%	20.0%
Aftermarket Services	25,122	27,188	(7.6)%	17.1%	17.4%
Corporate	(23,706)	(23,995)	(1.2)%	n/a	n/a
	$290,380	$337,254	(13.9)%	15.2%	18.5%

Aerostructures: The Aerostructures segment net sales decreased by $41.2 million, or 3.0%, to $1,342.6 million for the six months ended September 30, 2013 from $1,383.8 million for the six months ended September 30, 2012. Organic sales decreased $68.4 million, or 4.9%, and the acquisition of Primus contributed $27.2 million in net sales. Organic sales decreased primarily due to decreased delivery rates to our customers and the timing of shipments on existing programs. Net sales for the six months ended September 30, 2013 included $10.1 million in total non-recurring revenues, as compared to $40.5 million in total non-recurring revenues, (including a $20.0 million non-recurring termination claim settlement) for the six months ended September 30, 2012.
Aerostructures segment cost of sales increased by $31.9 million, or 3.0%, to $1,080.1 million for the six months ended September 30, 2013 from $1,048.2 million for the six months ended September 30, 2012. Organic cost of sales increased $6.2 million, or 0.6%, and the acquisition of Primus contributed $25.7 million to cost of sales. Organic cost of sales increase resulted from the additional 747-8 program costs ($44.0 million). The organic gross margin for the six months ended September 30, 2013 was 19.9% compared with 24.3% for the six months ended September 30, 2012. The gross margin percent decreased during the six months ended September 30, 2013 as the result of the additional 747-8 program costs and a net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $11.4 million and gross unfavorable adjustments of $(34.4) million. Additionally, the decrease was impacted by price concessions ($4.0 million). Segment cost of sales for the six months ended September 30, 2013 included net unfavorable cumulative catch-up adjustments of ($23.0 million). The prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million).
Aerostructures segment operating income decreased by $76.7 million, or 31.8%, to $164.8 million for the six months ended September 30, 2013 from $241.5 million for the six months ended September 30, 2012. Operating income for the six months ended September 30, 2013 was directly affected by the decrease in organic sales mentioned and included a net unfavorable cumulative catch-up adjustments on long-term contracts ($23.0 million) as discussed above, costs related to the relocation from our Jefferson Street facility ($9.8 million), offset by lower pension and other postretirement benefit expenses ($7.3 million). Segment operating income for the six months ended September 30, 2012 included net unfavorable cumulative catch-up adjustments of $4.8 million offset by a non-recurring termination claim settlement ($7.0 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 12.3% for the six months ended September 30, 2013 as compared to 17.5% for the six months ended September 30, 2012, due to the decrease in organic sales and other specific variances noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $134.4 million, or 46.2%, to $425.0 million for the six months ended September 30, 2013 from $290.7 million for the six months ended September 30, 2012. Organic sales increased $3.8 million, or 1.3%, and the fiscal 2013 acquisitions contributed $130.6 million in net sales. Organic net sales decreased primarily due to decreased military sales and, to a lesser extent, a decline in non-recurring revenue.
Aerospace Systems cost of sales increased by $84.1 million, or 43.0%, to $279.7 million for the six months ended September 30, 2013 from $195.7 million for the six months ended September 30, 2012. Organic cost of sales increased $8.5 million, or 4.3%, and the fiscal 2013 acquisitions contributed $76.5 million in cost of sales. Organic gross margin for the six months ended September 30, 2013 was 30.7% compared with 32.7% for the six months ended September 30, 2012.
Aerospace Systems segment operating income increased by $25.2 million, or 51.3%, to $74.4 million for the six months ended September 30, 2013 from $49.2 million for the six months ended September 30, 2012. Operating income increased primarily due to the fiscal 2013 acquisitions ($24.7 million) and organic sales growth, partially offset by increased legal fees ($2.6 million). These same factors contributed to the increase in Adjusted EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 17.5% for the six months ended September 30, 2013 as compared to 16.9% for the six months ended September 30, 2012, due to the improvements in gross margin noted above, offset by the increased operating expenses such as legal fees. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $8.7 million, or 5.6%, to $147.3 million for the six months ended September 30, 2013 from $156.0 million for the six months ended September 30, 2012. Organic net sales increased $4.1 million, or 2.9%, and the previously divested Triumph Instruments companies contributed $13.2 million in net sales for the six months ended September 30, 2012. Organic net sales increased primarily due to market share gains.
Aftermarket Services cost of sales decreased by $3.8 million, or 3.3%, to $109.7 million for the six months ended September 30, 2013 from $113.5 million for the six months ended September 30, 2012. The organic cost of sales increased $5.6 million, or 5.4%, and the previously divested Triumph Instruments companies contributed $9.4 million to cost of sales for the six months ended September 30, 2012. Organic gross margin for the six months ended September 30, 2013 was 25.6% compared with 27.3% for the six months ended September 30, 2012. The decrease in gross margin was impacted by decreased military sales.
Aftermarket Services segment operating income decreased by $1.2 million, or 5.3%, to $21.4 million for the six months ended September 30, 2013 from $22.6 million for the six months ended September 30, 2012. Operating income decreased primarily due to the decrease in gross margin as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales was 14.5% for the six months ended September 30, 2013, which was unchanged from the six months ended September 30, 2012.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2013, we generated approximately $43.6 million of cash flows from operating activities, used approximately $133.8 million in investing activities and received approximately $79.9 million in financing activities.

For the six months ended September 30, 2013, we had a net cash inflow of $11.8 million from operating activities, a decrease of $90.7 million, compared to a net cash inflow of $102.5 million from the six months ended September 30, 2012. During the six months ended September 30, 2013, net cash provided by operating activities was primarily due to increased receipts on accounts receivable of approximately $128.0 million resulting from increased sales from the acquisitions of Embee, GPECS and Primus.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead in anticipation of our relocation from our largest facility. During the six months ended September 30, 2013, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $32.1 million and $6.8 million, respectively. Additionally, inventory build ahead of programs impacted by our facility relocation was approximately $18.7 million and inventory build for

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

mature programs, including costs associated with announced increasing build rates on several programs, was approximately $7.3 million. Unliquidated progress payments netted against inventory increased $16.5 million, due to timing of receipts.
Cash flows used in investing activities for the six months ended September 30, 2013 increased $75.1 million from the six months ended September 30, 2012. Cash flows used in investing activities for the six months ended September 30, 2013, included the acquisition of Primus ($31.3 million) and $63.5 million in capital expenditures associated with our new facilities in Red Oak, Texas. Cash flows provided by financing activities for the six months ended September 30, 2013 increased $153.2 million from the six months ended September 30, 2012 due to additional borrowings on our Credit Facility to fund the acquisition of Primus and settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions. Cash flows used in financing activities for the six months ended September 30, 2013 included the redemption of certain Convertible Notes of $77.3 million, as compared to $15.0 million in the prior year period.

As of September 30, 2013, $681.2 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2013, an aggregate amount of approximately $282.5 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On May 23, 2012, the Company amended the Credit Facility with its lenders to (i) increase the availability under the Credit Facility to $1.0 billion, with a $50.0 million accordion feature, from $850.0 million, (ii) extend the maturity date to May 23, 2017 and (iii) amend certain other terms and covenants.

At September 30, 2013, there was $160.3 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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
On October 10, 2013, the Company exercised its option to redeem the 2017 Notes and the Trustee delivered a Notice of Redemption to the noteholders. The redemption date is November 15, 2013. The principal amount of $175.0 million will be redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, we recorded a charge in the third quarter of fiscal 2014 of approximately $11.0 million, consisting of early termination premium, unamortized discount and deferred financing fees.
In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19.3 million and $50.4 million, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 shares and 772,438 shares, respectively. During the six months ended September 30, 2013, the Company settled the conversion of $77.3 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,596 shares. During September and October 2013, the Company received notice of conversion from holders of $17.3 million in principal value of the Convertible Notes. These conversions were settled in the third quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 394,539 shares. In October 2013, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding September 30, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through September 30, 2013.
Capital expenditures were approximately $119.3 million for the six months ended September 30, 2013, including the construction of our facilities in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $340.0 million to $360.0 million for our fiscal year ending March 31, 2014, of which $115.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,451,525	$48,896	$188,205	$473,805	$740,619
Debt interest (2)	582,554	65,600	130,419	35,027	351,508
Operating leases	125,387	22,388	36,033	23,255	43,711
Contingent payments	1,900	900	1,000	—	—
Purchase obligations	1,663,552	1,048,509	578,630	35,660	753
Total	$3,824,918	$1,186,293	$934,287	$567,747	$1,136,591

(1) Included in the Company’s balance sheet at September 30, 2013, plus discounts on the 2017 Notes and the 2018 Notes of $1.5 million and $1.7 million, respectively, being amortized to expense through November 2017 and July 2018, respectively.
(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $7.9 million as of September 30, 2013 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $109.8 million and $122.2 million in fiscal 2013 and 2012, respectively. We expect to make total pension and postretirement plan contributions of $119.6 million to our benefit plans during fiscal 2014. For the six months ended September 30, 2013, the Company made pension contributions of $45.8 million versus $56.0 million for the six months ended September 30, 2012. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
As of September 30, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
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
On December 28, 2010, Triumph, Triumph Actuation Systems and the engineer defendants filed a motion for leave to amend the counterclaims which remained pending to include causes of action based on the Eaton misconduct that led to the dismissal of their claims. Judge Yerger retired from the bench on December 31, 2010, and the matter was reassigned to Judge Jeffrey Weill. On March 14, 2011, Judge Weill granted the motion for leave to amend the counterclaims which were filed on March 18, 2011. Second Supplemental and Amended Counterclaims were filed on February 14, 2013 and discovery proceeded toward a trial on the counterclaims.
In the meantime, Eaton’s appeal of the order of dismissal has been briefed and argued before the Mississippi Supreme Court and the parties are awaiting a ruling. Eaton also appealed a ruling by the trial court in the proceedings on the counterclaims of the Triumph-related parties that would have required Eaton to produce to the Triumph-related parties several documents that Eaton claims to be protected by the attorney-client privilege.  The Mississippi Supreme Court has stayed all proceedings in the trial court pending its decision whether to order those documents produced.  Accordingly, the trial will not begin on November 4th as previously disclosed, and the parties must wait for a ruling from the Mississippi Supreme Court that lifts the stay.
On February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi civil case. Eaton filed counterclaims, essentially repeating the claims that had been dismissed by Judge Yerger in the Mississippi civil case. Triumph Actuation Systems moved to dismiss Eaton's counterclaims, which the court granted on September 30, 2013. A

TRIUMPH GROUP, INC.
scheduling conference in that case has been set for November 21, 2013.
Given the fact of Eaton's appeal of the dismissal of its claims, it is too early to determine what, if any, exposure to liability Triumph Actuation Systems or the Company might face as a result of the civil suit. We intend to continue to vigorously defend the dismissal of Eaton's claims on appeal and to vigorously prosecute the counterclaims brought by Triumph Actuation Systems.

Item 6. Exhibits.

Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Executive Vice President and CFO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months and six months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (1) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	November 1, 2013
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	November 1, 2013
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 1, 2013
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Executive Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months and six months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.