Form 10-Q
period 2013-12-31
TRIUMPH GROUP INC
filed 2014-02-03
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2013

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

Common Stock, par value $0.001 per share, 52,460,830 shares outstanding as of January 31, 2014.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,415	$32,037
Trade and other receivables, less allowance for doubtful accounts of $6,502 and $5,372	466,393	434,158
Inventories, net of unliquidated progress payments of $138,763 and $124,128	1,127,758	988,963
Rotable assets	39,567	34,853
Deferred income taxes	48,401	99,546
Prepaid and other current assets	22,555	24,481
Assets held for sale	27,401	14,747
Total current assets	1,757,490	1,628,785
Property and equipment, net	932,067	815,084
Goodwill	1,780,296	1,706,151
Intangible assets, net	988,605	994,619
Other, net	69,088	66,792
Total assets	$5,527,546	$5,211,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,355	$133,930
Accounts payable	257,908	327,426
Accrued expenses	250,338	280,469
Liabilities related to assets held for sale	4,225	2,621
Total current liabilities	557,826	744,446
Long-term debt, less current portion	1,576,179	1,195,933
Accrued pension and other postretirement benefits, noncurrent	465,204	671,175
Deferred income taxes, noncurrent	378,972	313,396
Other noncurrent liabilities	249,773	241,323
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,442,164 and 50,123,035 shares issued and outstanding	52	50
Capital in excess of par value	865,216	848,372
Accumulated other comprehensive income (loss)	18,910	(60,972)
Retained earnings	1,415,414	1,257,708
Total stockholders’ equity	2,299,592	2,045,158
Total liabilities and stockholders’ equity	$5,527,546	$5,211,431

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net sales	$915,816	$890,565	$2,826,844	$2,716,434
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	719,703	663,800	2,187,492	2,018,732
Selling, general and administrative	60,829	57,794	191,129	175,947
Depreciation and amortization	44,103	32,331	120,281	96,144
Relocation costs	4,841	—	7,285	—
Integration expenses	—	250	—	2,227
Settlements and early retirement incentive expense	1,561	2,030	1,561	5,137
	831,037	756,205	2,507,748	2,298,187

Operating income	84,779	134,360	319,096	418,247
Interest expense and other	30,115	16,768	70,146	50,668
Income from continuing operations before income taxes	54,664	117,592	248,950	367,579
Income tax expense	19,271	42,369	84,998	135,834
Net income	$35,393	$75,223	$163,952	$231,745

Earnings per share—basic:	$0.68	$1.51	$3.18	$4.67

Weighted-average common shares outstanding—basic	52,024	49,750	51,548	49,608

Earnings per share—diluted:	$0.67	$1.43	$3.11	$4.43

Weighted-average common shares outstanding—diluted	52,806	52,464	52,798	52,343

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$35,393	$75,223	$163,952	$231,745
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,392)	637	378	306
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax expense (benefit):
Prior service credit, net of taxes of ($7,023) and $0 for the three months ended and ($7,023) and $0 for the nine months ended.	(11,695)	—	(11,695)	—
Actuarial (loss) gain, net of taxes $51,824 and $0 for the three months ended and $51,824 and $0 for the nine months ended.	86,296	—	86,296	—
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($1,700) and ($30) for the three months ended and ($5,100) and ($91) for the nine months ended, respectively.	2,831	49	8,493	148
Recognized prior service credits, net of taxes of $1,056 and $987 for the three months ended and $3,169 and $2,961 for the nine months ended, respectively.	(1,759)	(1,603)	(5,277)	(4,808)
Total defined benefit pension plans and other postretirement benefits, net of taxes	75,673	(1,554)	77,817	(4,660)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of ($1,247) and $34 for the three months ended and ($1,107) and $37 for the nine months ended, respectively.	1,961	(56)	1,726	(60)
Reclassification of (gain) loss included in net earnings, net of tax of $2 and $2 for the three months ended and $22 and $20 for the nine months ended, respectively.	(3)	(2)	(39)	(35)
Net unrealized loss cash flow hedges, net of tax	1,958	(58)	1,687	(95)
Total other comprehensive income	75,239	(975)	79,882	(4,449)

Total comprehensive income	$110,632	$74,248	$243,834	$227,296

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2013	2012

Operating Activities
Net income	$163,952	$231,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,281	96,144
Amortization of acquired contract liabilities	(34,373)	(19,774)
Pension settlement charge	1,561	—
Accretion of debt discount	1,871	407
Other amortization included in interest expense	5,732	2,687
Provision for doubtful accounts receivable	1,592	1,774
Provision for deferred income taxes	81,604	134,622
Employee stock-based compensation	3,695	4,854
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(10,414)	124,572
Rotable assets	(4,714)	(839)
Inventories	(108,176)	(119,404)
Prepaid expenses and other current assets	1,944	4,155
Accounts payable, accrued expenses and other current liabilities	(102,206)	(101,473)
Accrued pension and other postretirement benefits	(83,445)	(127,564)
Other	(5,560)	(1,281)
Net cash provided by operating activities	33,344	230,625
Investing Activities
Capital expenditures	(161,797)	(89,656)
Reimbursements of capital expenditures	9,086	2,604
Proceeds from sale of assets	11,773	940
Acquisitions, net of cash acquired	(94,456)	(140,982)
Net cash used in investing activities	(235,394)	(227,094)
Financing Activities
Net increase (decrease) in revolving credit facility	178,460	(2,429)
Proceeds from issuance of long-term debt and capital leases	435,845	78,066
Repayment of debt and capital lease obligations	(410,169)	(68,713)
Payment of deferred financing costs	(3,287)	(2,312)
Dividends paid	(6,246)	(6,001)
Proceeds from government grant	256	1,000
Repurchase of restricted shares for minimum tax obligation	(2,726)	(1,840)
Proceeds from exercise of stock options	329	2,024
Net cash provided by (used in) financing activities	192,462	(205)
Effect of exchange rate changes on cash	2,966	464
Net change in cash	(6,622)	3,790
Cash and cash equivalents at beginning of period	32,037	29,662
Cash and cash equivalents at end of period	$25,415	$33,452
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements of Triumph Group, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2013 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2013 filed in May 2013.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue Recognition - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification (“ASC”) and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units-of-delivery method of accounting.

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

Adjustments to original estimates for a contract’s revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These estimates are also sensitive to the assumed rate of production. Generally, the longer it takes to complete the contract quantity, the more relative overhead that contract will absorb. The impact of revisions in cost estimates is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident (‘‘forward losses’’) and are first offset against costs that are included in inventory, with any remaining amount reflected in accrued contract liabilities in accordance with the Revenue Recognition - Construction-Type and Production-Type Contracts topic. Revisions in contract estimates, if significant, can materially affect results of operations and cash flows, as well as valuation of inventory. Furthermore, certain contracts are combined or segmented for revenue recognition in accordance with the Revenue Recognition - Construction-Type and Production-Type Contracts topic.

For the three months ended December 31, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(21,339), $(13,816) and $(0.26) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2013 included gross favorable adjustments of approximately $2,343 and gross unfavorable adjustments of approximately $(23,682). For the nine months ended December 31, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(36,961), $(24,342) and $(0.46) net of tax, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2013 included gross favorable adjustments of approximately $11,206 and gross unfavorable adjustments of approximately $(48,167). For the three months ended December 31, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(5,492), $(3,513) and $(0.07) net of tax, respectively. For the nine months ended December 31, 2012, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(8,049), $(5,075) and $(0.10) net of tax, respectively.

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

The next twelve months will be a critical time for these programs as the Company attempts to return to baseline performance for the recurring cost structure. Recognition of forward-losses in the future periods continues to be a significant

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

risk and will depend upon several factors including the Company's market forecast, possible airplane program delays, the Company's ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as the Company continues production, and the ability to successfully resolve claims and assertions with the Company's customers and suppliers.

Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from recent acquisitions. For the three months ended December 31, 2013 and 2012, the Company recognized $8,380 and $6,219, respectively, into net sales in the accompanying consolidated statements of income. For the nine months ended December 31, 2013 and 2012, the Company recognized $20,135 and $19,774, respectively, into net sales in the accompanying consolidated statements of income.

Included in net sales of the Aerospace Systems Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through provisional purchase accounting of the acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS") on March 18, 2013. For the three months and nine months ended December 31, 2013, the Company recognized $5,878 and $14,238, respectively, into net sales in the accompanying consolidated statements of income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 40% and 32% of total trade accounts receivable as of December 31, 2013 and March 31, 2013, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the nine months ended December 31, 2013 were $1,289,201, or 46% of net sales, of which $1,205,887, $64,202 and $19,112 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2012 were $1,345,199, or 50% of net sales, of which $1,267,441, $52,771 and $24,987 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2013 and 2012 was $1,432 and $1,692, respectively. Stock-based compensation expense for the nine months ended December 31, 2013 and 2012 was $3,695 and $4,854, respectively. The stock-based compensation expense decreased for the three months and nine months ended December 31, 2013, respectively, as compared to the three months and nine months ended December 31, 2012, respectively, due to decreased earnings performance. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$651,666	$(129,302)	$522,364
Product rights, technology and licenses	11.7	52,405	(27,248)	25,157
Non-compete agreements and other	12.7	4,109	(1,425)	2,684
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,146,580	$(157,975)	$988,605

	March 31, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$624,973	$(98,483)	$526,490
Product rights and licenses	11.3	56,876	(27,775)	29,101
Non-compete agreements and other	8.8	2,253	(1,625)	628
Tradename	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,122,502	$(127,883)	$994,619

Amortization expense for the three months ended December 31, 2013 and 2012 was $12,402 and $8,724, respectively. Amortization expense for the nine months ended December 31, 2013 and 2012 was $34,552 and $25,847, respectively.
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
The following is a roll-forward of the warranty reserves for the nine months ended December 31, 2013 and 2012, respectively:

	Nine months ended December 31,
	2013	2012
Balance, March 31	$25,575	$14,473
Charges (credits) to costs and expenses	4,654	436
Assumed from acquisitions	335	—
Write-offs, net of recoveries	(5,327)	(2,353)
Exchange rate changes	24	(2)
Balance, December 31	$25,261	$12,554

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information
The Company paid $2,329 and $3,026 for income taxes, net of refunds received, for the nine months ended December 31, 2013 and 2012, respectively. The Company made interest payments of $60,202 and $43,936 for the nine months ended December 31, 2013 and 2012, respectively.
During the nine months ended December 31, 2013 and 2012, the Company financed $36 and $3,192 of property and equipment additions through capital leases, respectively. During the nine months ended December 31, 2013 and 2012, the Company issued 2,272,019 and 387,147 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 6).

3.     ACQUISITIONS
FISCAL 2014 ACQUISTIONS
Acquisition of Insulfab Product Line (Chase Corporation)
Effective October 7, 2013, the Company's wholly-owned subsidiary, Triumph Insulation Systems, LLC, acquired substantially all of the assets comprising the Insulfab product line from Chase Corporation ("Insulfab"). Insulfab primarily focuses on manufacturing high-quality, engineered barrier laminates used in aerospace applications. The results for Triumph Insulation Systems, LLC will continue to be included in the Aerostructures group.
The Company paid $7,394 in cash at closing for Insulfab, and in January 2014, paid $2,516 in cash after the working capital was finalized. Goodwill in the amount of $4,660 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes.
Acquisition of General Donlee Canada, Inc.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada Inc. ("General Donlee"). General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto ULC and its results are included in the Aerospace Systems Group.
The purchase price for the General Donlee acquisition was $56,622 plus assumed debt of $32,382, which was settled at closing. Additionally, on October 7, 2013, the Company, at its option, called General Donlee's Convertible Notes for $26,000, which were paid on November 12, 2013. Goodwill in the amount of $48,150 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $22,160 with a weighted-average life of 13 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for General Donlee is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the General Donlee acquisition. Accordingly, the Company has recorded the value of intangible

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

assets and property and equipment to draft appraisals. The allocation of the purchase price of the General Donlee acquisition is not complete and the amounts below represent the Company's best estimates of the fair value based on the current information:

October 4, 2013
Accounts receivable	$10,976
Inventory	15,645
Prepaid expenses and other	180
Property and equipment	31,963
Goodwill	48,150
Intangibles assets	22,160
Total assets	$129,074

Accounts payable	$2,841
Accrued expenses	4,480
Deferred taxes	10,175
Debt	54,956
Total liabilities	$72,452
The provisional amounts recognized above are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of General Donlee, whichever is earlier.
The General Donlee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of the acquisition. The General Donlee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $682 in acquisition-related costs in connection with the General Donlee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
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
The purchase price for the Primus acquisition was $33,530 in cash and $30,000 in assumed debt settled at closing. Goodwill in the amount of $29,295 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $4,247 with a weighted-average life of 16.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, the purchase price allocation for Primus remains provisional. Additional purchase price adjustments will be recorded during the measurement

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. The Company is awaiting final appraisal of tangible assets, intangible assets, deferred taxes and certain contingent liabilities related to the Primus acquisition. Accordingly, the Company has recorded the value of intangible assets and property and equipment to draft appraisals. During the nine months ended December 31, 2013, the Company recognized a decrease of $18,611 in the provisional value of property and equipment, an increase of $8,208 in the provisional value of other noncurrent assets, a decrease of $8,031 in the provisional value of accrued expenses, and an increase of $26,280 in the provisional value of other noncurrent liabilities as a result of changes in fair value. Additionally, the Company recognized other immaterial adjustments to various assets acquired and liabilities assumed as of the acquisition date. These purchase price adjustments increased the provisionally recognized goodwill by $23,763 and have been reflected in the accompanying Consolidated Balance Sheet as of December 31, 2013. The effect on net income for these adjustments to the previously recorded provisional amounts for the nine months ended December 31, 2013 was not material. The allocation of the purchase price of the Primus acquisition is not complete and the amounts below represent the Company's best estimates of the fair value based on the current information available:

May 6, 2013
Cash	$2,201
Accounts receivable	17,349
Inventory	19,173
Prepaid expenses and other	883
Property and equipment	28,633
Goodwill	29,295
Intangibles assets	4,247
Other noncurrent assets	13,754
Total assets	$115,535

Accounts payable	$10,027
Accrued expenses	15,673
Deferred taxes	25
Other noncurrent liabilities	26,280
Total liabilities	$52,005
The provisional amounts recognized above are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of Primus, whichever is earlier.
The Primus acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of the acquisition. The Primus acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $743 in acquisition-related costs in connection with the Primus acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
The acquisitions of Insulfab, General Donlee and Primus are referred to in this report as the "fiscal 2014 acquisitions."

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The following table presents information for the fiscal 2014 acquisitions which are included in the Company's Consolidated Statement of Income from May 6, 2013 through the end of the quarter:

	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2013
Net sales	$32,177	$59,391
Operating income	2,368	(203)

FISCAL 2013 ACQUISTIONS
Acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems)

Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where the Company does not currently participate and further diversifies its customer base in electronic engine controls, fuel metering units and main fuel pumps for both OE and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group from the date of acquisition.

The purchase price for the GPECS acquisition was $208,650. Goodwill in the amount of $84,085 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at approximately $145,300 with a weighted-average life of 18.7 years.

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

As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, the purchase price allocation for GPECS remains provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with ASC 805. The Company is awaiting final appraisal of tangible assets, intangible assets and certain contingent liabilities related to the GPECS acquisition. Accordingly, the Company has recorded the value of intangible assets, property and equipment, deferred taxes, acquired contract liabilities and contingent liabilities to draft appraisals. During the nine months ended December 31, 2013, the Company recognized an increase of $65,711 in the provisional value of intangible assets as a result of the recognition of a definite-lived technology intangible asset and changes in the fair value of customer relationships acquired, an increase of $17,672 in the provisional value of other noncurrent assets, an increase of $8,379 in the provisional value of accrued expenses, an increase of $6,068 in the provisional value of acquired contract liabilities, net and an increase of $31,500 in the provisional value of other noncurrent liabilities as a result of changes in fair value. Additionally, the Company recognized other immaterial adjustments to various assets acquired and liabilities assumed as of the acquisition date. These purchase price adjustments decreased the provisionally recognized goodwill by $38,671 and have been reflected retrospectively as of March 31, 2013 in the accompanying Consolidated Balance Sheet. The effect on net income for these adjustments to the previously recorded provisional amounts for the nine months ended December 31, 2013 was not material. The allocation of the purchase price of the GPECS acquisition is not complete and the amounts below represent the Company's best estimates of the fair value based on the current information available:

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

March 18, 2013
Accounts receivable	$16,062
Inventory	42,631
Prepaid expenses and other	568
Property and equipment	26,906
Goodwill	84,085
Intangibles assets	145,300
Deferred taxes	51,694
Total assets	$367,246

Accounts payable	$16,000
Accrued expenses	19,539
Acquired contract liabilities, net	86,068
Other noncurrent liabilities	36,989
Total liabilities	$158,596
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Technology	10 years	$19,100
Customer relationships	20 years	126,200
		$145,300
Based on the information accumulated to date, the Company's current assessment of the probable outcome of environmental and legal contingencies, the Company has recognized provisional liabilities which resulted in an amount of $35,000. The provisional amounts recognized are based on the Company's best estimates using information that it has obtained as of the reporting date. The Company will finalize its estimates once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to these matters or one year following the acquisition of GPECS, whichever is earlier.
The GPECS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GPECS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $514 for the nine months ended December 31, 2013 and $2,936 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the GPECS acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
Acquisition of Embee, Inc.

Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing — Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands the Company's current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing — Embee Division, Inc. are included in the Aerospace Systems Group.
The purchase price for the Embee acquisition was $141,864. The Company received $888 as part of the finalization of working capital. Goodwill in the amount of $68,807 was recognized for this acquisition and is calculated as the excess of

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at $55,561 with a weighted-average life of 10.0 years. During the third quarter of fiscal 2014, the Company finalized the purchase price allocation. The finalization of the Company's purchase accounting assessment did not result in significant measurement period adjustments and did not have a material impact on the Company's Consolidated Balance Sheet, Statement of Income, or Statement of Cash Flows.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Embee, in accordance with ASC 805:

December 19, 2012
Cash	$750
Accounts receivable	7,013
Inventory	261
Prepaid expenses and other	517
Property and equipment	14,360
Goodwill	68,807
Intangible assets	55,561
Other assets	7,167
Total assets	$154,436

Accounts payable	$1,591
Accrued expenses	2,309
Other noncurrent liabilities	9,560
Total liabilities	$13,460
Based on the information accumulated during the measurement period, and the Company's assessment of the probable outcome of environmental contingencies, the Company has recognized a liability and an estimated indemnification asset, which resulted in a net amount of $3,505. The amounts recognized above are based on the Company's best estimates using information that it has obtained through the measurement period. The Company finalized its estimate after it was able to determine that it had obtained all necessary information that existed as of the acquisition date and through the measurement period related to this matter.
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Tradename	Indefinite-lived	$13,400
Favorable leaseholds	3 years	48
Customer relationships	10 years	42,113
		$55,561
The Embee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Embee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $82 for the nine months ended December 31, 2013 and $805 for the fiscal year ended March 31, 2013 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the respective Consolidated Statement of Income.
The acquisitions of GPECS and Embee are referred to in this report as the "fiscal 2013 acquisitions."

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The pro forma results presented below include the effects of the fiscal 2014 acquisitions and the fiscal 2013 acquisitions as if they had been consummated as of April 1, 2012. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisitions. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of April 1, 2012 and have been included in the Company's results of operations for fiscal years 2014 and 2013.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net Sales	$915,816	$977,349	$2,854,475	$2,970,129
Net income	35,393	77,985	164,189	245,364
Earnings per share—basic	$0.68	$1.57	$3.19	$4.95
Earnings per share—diluted	$0.67	$1.49	$3.11	$4.69

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Sale of Triumph Aerospace Systems - Wichita
In January 2014, the Company sold all of the shares of Triumph Aerospace Systems-Wichita, Inc. ("TAS-Wichita") for total cash proceeds of $23,000. The Company does not expect a gain or loss from the sale of TAS-Wichita. The assets and liabilities of TAS-Wichita were classified as held for sale as of December 31, 2013. The operating results of TAS-Wichita were included in the Aerostructures Group through the date of disposal.
Sale of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale (collectively, "Triumph Instruments") for total proceeds of $11,200 including cash received at closing of $9,676, a note of $1,500, and the remaining amount which was held in escrow and received in the second quarter of fiscal 2014, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. The operating results of Triumph Instruments were included in the Aftermarket Services Group through the date of disposal.
The Company expects to have significant continuing involvement in the businesses and markets of the disposed entities, as defined by ASC 205-20, Discontinued Operations, and, therefore, as a result, the disposal groups do not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment, the Company compared the fair values of assets and liabilities at the evaluation dates to the carrying amounts at the end of the month prior to the respective evaluation dates. The sale of Triumph Instruments assets and liabilities is categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 7 below for definition of levels).

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)
Assets and liabilities held for sale are comprised of the following:

	December 31, 2013	March 31, 2013
Assets held for sale:
Trade and other receivables, net	$4,753	$2,545
Inventories	8,640	7,668
Rotable assets	93	1,957
Property, plant and equipment	3,792	2,431
Goodwill	10,123	—
Other assets	—	146
Total assets held for sale	$27,401	$14,747
Liabilities related to assets held for sale:
Accounts payable	$2,975	$1,515
Accrued expenses	742	945
Other noncurrent liabilities	508	161
Total liabilities related to assets held for sale	$4,225	$2,621

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2013	March 31, 2013
Raw materials	$86,216	$70,242
Work-in-process, including manufactured and purchased components	1,081,650	966,889
Finished goods	98,655	75,960
Less: unliquidated progress payments	(138,763)	(124,128)
Total inventories	$1,127,758	$988,963
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship-set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") as of December 31, 2013 is $129,870. The balance of capitalized pre-production costs related to the Company's contract with Bombardier as of March 31, 2013 was $71,167.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2013	March 31, 2013

Revolving line of credit	$274,309	$95,849
Term loan	375,000	—
Receivable securitization facility	151,800	150,000
Equipment leasing facility and other capital leases	75,462	61,449
Secured promissory notes	—	8,741
Senior subordinated notes due 2017	—	173,344
Senior notes due 2018	348,348	348,133
Senor notes due 2021	375,000	375,000
Convertible senior subordinated notes	13,637	109,369
Other debt	7,978	7,978
	1,621,534	1,329,863
Less current portion	45,355	133,930
	$1,576,179	$1,195,933

Revolving Credit Facility
On November 19, 2013, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) provide for a $375,000 Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000 with a maturity date to November 19, 2018, and (iii) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,795 of financing costs. These costs, along with the $6,507 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
The Company will repay the outstanding principal amount of the Term Loan in quarterly installments, on the first business day of each January, April, July and October, commencing April 2014.
The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Second Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
The Credit Facility bears interest at either: (i) LIBOR plus between 1.38% and 2.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.45% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At December 31, 2013, there were $274,309 in borrowings and $36,884 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2013, there were $95,849 in borrowings and $31,415 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2013, the Company had borrowing capacity under this facility of $688,807 after reductions for borrowings and letters of credit outstanding under the facility.
Receivables Securitization Facility
In February 2013, the Company amended its $175,000 receivable securitization facility (the “Securitization Facility”), extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2013, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 100.00% of the maximum amount available under the Securitization Facility. At December 31, 2013, there was $151,800 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the nine months ended December 31, 2013 and 2012, the Company entered into new capital leases in the amount of $36 and $3,192, respectively, to finance a portion of the Company’s capital additions for the period. During the nine months ended December 31, 2013 and 2012, the Company obtained financing for existing fixed assets in the amount of $27,145 and $11,199, respectively.

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
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175,000 was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $11,069, consisting of early termination premium, unamortized discount and deferred financing fees and is presented on the accompanying Consolidated Statements of Income as a component of "Interest expense and other."

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
The 2018 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2018 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries (as defined below). The 2018 Notes are guaranteed, on a full, joint and several basis, by each of the Company’s domestic restricted subsidiaries that guarantees any of the Company’s debt or that of any of the Company’s restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company’s debt or that of any of the Company’s domestic restricted subsidiaries incurred under any credit facility (collectively, the “Guarantor Subsidiaries”), in each case on a senior subordinated basis.  If the Company is unable to make payments on the 2018 Notes when they are due, each of the Guarantor Subsidiaries would be obligated to make such payments.
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
The Indenture for the 2018 Notes contains covenants that, among other things, limit the Company’s ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of all or substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates. The Company is currently in compliance with all such covenants.
Senior Notes Due 2021
On February 26, 2013, the Company issued $375,000 principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold at 100% of principal amount and have an effective interest yield of 4.875%. Interest on the 2021 Notes accrues at the rate of 4.875% per annum and is payable semiannually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. In connection with the issuance of the 2021 Notes, the Company incurred approximately $6,327 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2021 Notes.
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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012, and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will continue to be payable on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at December 31, 2013 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amounts of the Convertible Notes.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.8459 shares per $1 principal amount of the Convertible

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
Notes (equal to an initial conversion price of approximately $27.14 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through December 31, 2013, the Convertible Notes were eligible for conversion. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 and 772,438 shares, respectively. During the nine months ended December 31, 2013, the Company settled the conversion of $95,732 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,272,019 shares. During December 2013 and January 2014, the Company received notice of conversion from holders of $803 in principal value of the Convertible Notes. These conversions were settled in the fourth quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 18,737 shares. In January 2014, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2014. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.16. The average price of the Company’s common stock for the three months ended December 31, 2013 and 2012 was $72.52 and $64.03, respectively. Therefore, for the three months ended December 31, 2013 and 2012, there were 525,635 and 2,325,762 additional shares, respectively, included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the nine months ended December 31, 2013 and 2012 was $75.69 and $61.61, respectively. Therefore, for the nine months ended December 31, 2013 and 2012, there were 982,600 and 2,258,467 additional shares, respectively, included in the calculation of diluted earnings per share. If the Company undergoes a fundamental change, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

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

Recurring Measurements
The following table provides the assets (liabilities) reported at fair value and measured on a recurring basis as of December 31, 2013 and March 31, 2013:

Description	Financial Statement Location	Level	December 31, 2013	March 31, 2013
Contingent consideration	Other noncurrent liabilities	3	$(1,589)	$(2,614)
Foreign exchange derivatives	Prepaid and other current assets	2	131	209
Interest rate swap	Other assets, net	2	3,112	—
The fair value of the contingent consideration at the date of the acquisition of Aviation Network Services, LLC was $1,926, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate and probability assessments of each milestone payment being made. The assumptions used to develop the estimate were updated during the nine months ended December 31, 2013, based on the underlying earnings projections exceeding initial assumptions. In July 2013, the Company paid the first installment of $1,100 related to this contingent consideration obligation.
Foreign exchange derivatives included in the table above relate to derivative financial instruments that the Company uses to manage its exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash payments. The foreign currency exchange contracts are designated as cash flow hedges. The classification of gains and losses resulting from changes in the fair values of the foreign exchange derivatives is dependent upon the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of foreign exchange derivatives attributable to the effective portion of hedges that are considered highly effective hedges are reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Reclassifications of any amounts related to foreign currency hedge contracts would be recorded to earnings in the same period in which the underlying transaction occurs. Changes in the fair value of the foreign exchange derivatives that are attributable to the ineffective portion of the hedges, or of cash flow hedges that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at December 31, 2013 was $13,475, with open settlement dates up to December 31, 2014. The amount of ineffectiveness on foreign exchange derivatives is not significant. The Company estimates that approximately $83 of losses presently in accumulated other comprehensive income (loss) will be reclassified into earnings during the next twelve months.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
In connection with the Company amending the Credit Facility to add the Term Loan, the Company also entered into an interest rate swap agreement through November 2018 to reduce its exposure to the variable rate potion of its long-term debt. On the date of inception, the Company designated the interest rate swap as a cash flow hedge in accordance with Financial Accounting Standards Board ("FASB") guidance on accounting for derivatives and hedges and linked the interest rate swap to the Term Loan. The Company formally documented the hedging relationship between Term Loan and the interest rate swap, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness will be assessed and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is effective offsetting changes in cash flows.
Changes in the fair value of the interest rate swap considered to be effective are reported in other comprehensive income, net of tax. In the case of the interest rate swap, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedge interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Any change in fair value resulting from ineffectiveness is immediately recognized in earnings.
The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2013 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
The Company discontinues hedge accounting prospectively when it is determined that: the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company carries the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings to the extent the forecasted transaction is not expected to occur, or when the underlying transaction settles.
As of December 31, 2013, the interest rate swap agreement had a notional amount of $375,000. The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
During the third quarter of fiscal 2014, the Company used non-hedge derivatives to manage its exposure to fluctuations in the Canadian dollar exchange rate as it related to the acquisition of General Donlee (see Note 3). The non-hedge derivative was accounted for at market value with the resulting loss of $262 reflected in interest expense and other in the Consolidated Statements of Income. The Company did not have any outstanding non-hedge derivative contracts at December 31, 2013.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    FAIR VALUE MEASUREMENTS (Continued)
The following table represents a rollforward of the balances of our liabilities recorded at fair value that are valued using Level 3 inputs:

	March 31, 2013 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	December 31, 2013 Balance
Contingent consideration	$(2,614)	$1,100	$(75)	$—	$(1,589)

	March 31, 2012 Balance	Net Purchases (Sales), Issues (Settlements)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	December 31, 2012 Balance
Contingent consideration	$(2,019)	$—	$(523)	$—	$(2,542)
The following table presents quantitative information for liabilities recorded at fair value using Level 3 inputs:

	December 31, 2013 Balance	Valuation Technique	Unobservable input	Range
Contingent consideration	$(1,589)	Discounted cash flow	Earnings of acquired company	$0 - $1,900
The Financial Instruments topic of the ASC requires disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of December 31, 2013 and March 31, 2013 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.
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
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,621,534	$1,657,722	$1,329,863	$1,594,800
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
8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2013	2012	2013	2012

Weighted-average common shares outstanding – basic	52,024	49,750	51,548	49,608
Net effect of dilutive stock options and nonvested stock	256	388	267	387
Potential common shares – convertible debt	526	2,326	983	2,348
Weighted-average common shares outstanding – diluted	52,806	52,464	52,798	52,343

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2013 and March 31, 2013, the total amount of accrued income tax-related interest and penalties was $157 and $236, respectively.

As of December 31, 2013 and March 31, 2013, the total amount of unrecognized tax benefits was $8,504 and $7,728, respectively, of which $6,721 and $5,945, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the quarter ended December 31, 2013 was 35.3%, as compared to 36.0% for the quarter ended December 31, 2012. The effective income tax rate for the nine months ended December 31, 2013 was 34.1% as compared to 37.0% for the nine months ended December 31, 2012. For the nine months ended December 31, 2013, the income tax provision was reduced to reflect unrecognized tax benefits of $704 and additional research and development tax credit carryforward and NOL carryforward of $2,345.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2009, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2008.

As of December 31, 2013, the Company was subject to examination in one state jurisdiction for fiscal years ended March 31, 2009 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

9.    INCOME TAXES (Continued)
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

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2013 through December 31, 2013:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2013	$1,316,450	$333,715	$55,986	$1,706,151
Goodwill recognized in connection with acquisitions	33,955	48,150	—	82,105
Goodwill included in assets held for sale	(10,123)	—	—	(10,123)
Purchase accounting adjustments	33	—	—	33
Effect of exchange rate changes	474	1,656	—	2,130
Balance, December 31, 2013	$1,340,789	$383,521	$55,986	$1,780,296

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Components of net periodic benefit expense (income):
Service cost	$3,293	$4,626	$9,880	$13,878
Interest cost	23,369	24,587	69,801	73,761
Expected return on plan assets	(37,271)	(34,334)	(111,309)	(103,001)
Amortization of prior service costs	(1,683)	(1,457)	(5,048)	(4,732)
Amortization of net loss	4,531	80	13,593	239
Settlements	1,561	—	1,561	—
Special termination benefits	—	2,030	—	5,137
Net periodic benefit income	$(6,200)	$(4,468)	$(21,522)	$(14,718)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Components of net periodic benefit expense:
Service cost	$765	$885	$2,295	$2,654
Interest cost	3,138	3,940	9,414	11,821
Amortization of prior service costs	(1,132)	(1,132)	(3,397)	(3,397)
Net periodic benefit expense	$2,771	$3,693	$8,312	$11,078

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
Statements of Income as "Early retirement incentive expense," as well as severance charges of $1,182 included in "Integration expenses" on the accompanying Consolidated Statements of Income.

•
In October 2012, the Company completed an early retirement incentive offer with a portion of its largest union-represented group of production and maintenance employees. The early retirement offer provided for an increase in the pension benefits to covered employees who retire no later than March 31, 2013. This early retirement incentive resulted in a special termination benefit expense of $2,030 and is presented on the accompanying Consolidated Statements of Income as "Early retirement incentive expense."

•
In December 2013, the Company completed an incentive offer in the form of lump-sum payments to non-represented deferred vested employees who were not of retirement age in lieu of any future benefits. In addition, cumulative lump-sum payments to union-represented plan participants for previously offered early retirement incentives exceeded the service and interest costs of the respective plan. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of December 2013, which resulted in a $118,391 decrease in projected benefit obligation. Additionally, these distributions resulted in settlement charges of $1,561 and are presented on the accompanying Consolidated Statements of Income as "Early retirement incentive expense."

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2013 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)
OCI before reclassifications	(2,392)	1,961	74,601		74,170
Amounts reclassified from AOCI	—	(3)	1,072	(2)	1,069
Net current period OCI	(2,392)	1,958	75,673		75,239
Balance December 31, 2013	$3,891	$1,818	$13,201		$18,910

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
OCI before reclassifications	378	1,726	74,601		76,705
Amounts reclassified from AOCI	—	(39)	3,216	(3)	3,177
Net current period OCI	378	1,687	77,817		79,882
Balance December 31, 2013	$3,891	$1,818	$13,201		$18,910

(1) Net of tax.
(2) Primarily relates to amortization of actuarial losses for the three months ended December 31, 2013 totaling $2,831 (net of tax of $1,700) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.
(3) Primarily relates to amortization of actuarial losses for the nine months ended December 31, 2013 totaling $8,493 (net of tax of $5,100) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS
The Company has three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The Company’s reportable segments are aligned with how the business is managed and the markets that the Company serves are viewed. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including settlements and early retirement incentives, such as1,561 and $2,030 for the three months ended December 31, 2013 and 2012, respectively, and $1,561 and $5,137 of special termination benefit expenses for the nine months ended December 31, 2013 and 2012, respectively.
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

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales:
Aerostructures	$637,202	$676,791	$1,979,839	$2,060,622
Aerospace systems	211,402	141,059	636,411	431,710
Aftermarket services	69,556	74,587	216,880	230,625
Elimination of inter-segment sales	(2,344)	(1,872)	(6,286)	(6,523)
	$915,816	$890,565	$2,826,844	$2,716,434

Income from continuing operations before income taxes:
Operating income (expense):
Aerostructures	$53,973	$117,450	$218,784	$358,972
Aerospace systems	32,504	20,562	106,887	69,739
Aftermarket services	9,297	9,856	30,678	32,430
Corporate	(10,995)	(13,508)	(37,253)	(42,894)
	84,779	134,360	319,096	418,247
Interest expense and other	30,115	16,768	70,146	50,668
	$54,664	$117,592	$248,950	$367,579

Depreciation and amortization:
Aerostructures	$30,207	$24,180	$83,002	$72,133
Aerospace systems	10,823	4,707	27,911	13,670
Aftermarket services	1,862	2,282	5,603	6,897
Corporate	1,211	1,162	3,765	3,444
	$44,103	$32,331	$120,281	$96,144

Amortization of acquired contract liabilities, net:
Aerostructures	$8,380	$6,219	$20,135	$19,774
Aerospace systems	5,878	—	14,238	—
	$14,258	$6,219	34,373	19,774

Adjusted EBITDA:
Aerostructures	$75,800	$135,411	$281,651	$411,331
Aerospace systems	37,449	25,269	120,560	83,409
Aftermarket services	11,159	12,138	36,281	39,327
Corporate	(8,223)	(10,316)	(31,927)	(34,313)
	$116,185	$162,502	$406,565	$499,754

Capital expenditures:
Aerostructures	$33,662	$19,740	$132,205	$66,165
Aerospace systems	5,714	4,461	15,989	11,060
Aftermarket services	2,728	3,336	10,795	10,811
Corporate	429	926	2,808	1,620
	$42,533	$28,463	$161,797	$89,656

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS (Continued)

	December 31, 2013	March 31, 2013
Total Assets:
Aerostructures	$3,912,041	$3,707,527
Aerospace systems	1,203,919	1,067,958
Aftermarket services	313,606	327,609
Corporate	97,980	108,337
	$5,527,546	$5,211,431

During the three months ended December 31, 2013 and 2012, the Company had international sales of $160,812 and $126,344, respectively. During the nine months ended December 31, 2013 and 2012, the Company had international sales of $457,049 and $366,923, respectively.

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2018 Notes and the 2021 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary consolidating balance sheets as of December 31, 2013 and March 31, 2013, condensed consolidating statements of comprehensive income for the three and nine months ended December 31, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended December 31, 2013 and 2012.

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,817	$510	$22,088	$—	$25,415
Trade and other receivables, net	148	231,404	234,841	—	466,393
Inventories	—	1,060,072	67,686	—	1,127,758
Rotable assets	—	26,014	13,553	—	39,567
Deferred income taxes	47,985	—	416	—	48,401
Prepaid expenses and other	11,345	8,292	2,918	—	22,555
Assets held for sale	—	27,401	—	—	27,401
Total current assets	62,295	1,353,693	341,502	—	1,757,490
Property and equipment, net	10,494	808,672	112,901	—	932,067
Goodwill and other intangible assets, net	—	2,612,475	156,426	—	2,768,901
Other, net	58,677	7,894	2,517	—	69,088
Intercompany investments and advances	3,620,302	(16,523)	11,281	(3,615,060)	—
Total assets	$3,751,768	$4,766,211	$624,627	$(3,615,060)	$5,527,546

Current liabilities:
Current portion of long-term debt	$27,956	$17,399	$—	$—	$45,355
Accounts payable	5,505	234,788	17,615	—	257,908
Accrued expenses	37,820	201,322	11,196	—	250,338
Liabilities related to assets held for sale	—	4,225	—	—	4,225
Total current liabilities	71,281	457,734	28,811	—	557,826
Long-term debt, less current portion	1,364,274	60,104	151,801	—	1,576,179
Intercompany advances	—	2,006,955	245,355	(2,252,310)	—
Accrued pension and other postretirement benefits, noncurrent	7,376	457,374	454	—	465,204
Deferred income taxes and other	9,245	583,892	47,892	(12,284)	628,745
Total stockholders’ equity	2,299,592	1,200,152	150,314	(1,350,466)	2,299,592
Total liabilities and stockholders’ equity	$3,751,768	$4,766,211	$624,627	$(3,615,060)	$5,527,546

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,110	$1,537	$27,390	$—	$32,037
Trade and other receivables, net	1,141	171,360	261,657	—	434,158
Inventories	—	958,141	30,822	—	988,963
Rotable assets	—	24,903	9,950	—	34,853
Deferred income taxes	—	99,546	—	—	99,546
Prepaid expenses and other	5,533	16,058	2,890	—	24,481
Assets held for sale	—	14,747	—	—	14,747
Total current assets	9,784	1,286,292	332,709	—	1,628,785
Property and equipment, net	9,999	753,510	51,575	—	815,084
Goodwill and other intangible assets, net	335	2,654,919	45,516	—	2,700,770
Other, net	58,526	7,873	393	—	66,792
Intercompany investments and advances	3,137,667	325,786	2,777	(3,466,230)	—
Total assets	$3,216,311	$5,028,380	$432,970	$(3,466,230)	$5,211,431

Current liabilities:
Current portion of long-term debt	$109,648	$24,282	$—	$—	$133,930
Accounts payable	9,400	309,363	8,663	—	327,426
Accrued expenses	35,894	235,061	9,514	—	280,469
Liabilities related to assets held for sale	—	2,621	—	—	2,621
Total current liabilities	154,942	571,327	18,177	—	744,446
Long-term debt, less current portion	998,200	47,733	150,000	—	1,195,933
Intercompany advances	—	2,193,874	202,621	(2,396,495)	—
Accrued pension and other postretirement benefits, noncurrent	7,264	663,911	—	—	671,175
Deferred income taxes and other	10,747	545,221	—	(1,249)	554,719
Total stockholders’ equity	2,045,158	1,006,314	62,172	(1,068,486)	2,045,158
Total liabilities and stockholders’ equity	$3,216,311	$5,028,380	$432,970	$(3,466,230)	$5,211,431

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$860,029	$56,446	$(659)	$915,816

Operating costs and expenses:
Cost of sales	—	676,668	43,694	(659)	719,703
Selling, general and administrative	4,915	49,353	6,561	—	60,829
Depreciation and amortization	670	40,755	2,678	—	44,103
Relocation costs	—	4,841	—	—	4,841
Pension settlement charges	1,561	—	—	—	1,561
	7,146	771,617	52,933	(659)	831,037
Operating (loss) income	(7,146)	88,412	3,513	—	84,779
Intercompany interest and charges	(54,402)	52,359	2,043	—	—
Interest expense and other	29,862	1,346	(1,093)	—	30,115
Income before income taxes	17,394	34,707	2,563	—	54,664
Income tax expense	4,491	14,162	618	—	19,271
Net income	12,903	20,545	1,945	—	35,393
Other comprehensive income (loss)	1,900	75,731	(2,392)	—	75,239
Total comprehensive income (loss)	$14,803	$96,276	$(447)	$—	$110,632

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$868,740	$22,773	$(948)	$890,565

Operating costs and expenses:
Cost of sales	—	648,436	16,312	(948)	663,800
Selling, general and administrative	9,308	44,060	4,426	—	57,794
Depreciation and amortization	597	30,604	1,130	—	32,331
Acquisition and integration expenses	250	—	—	—	250
Early retirement incentives	2,030	—	—	—	2,030
	12,185	723,100	21,868	(948)	756,205
Operating (loss) income	(12,185)	145,640	905	—	134,360
Intercompany interest and charges	(46,995)	46,143	852	—	—
Interest expense and other	14,756	2,714	(702)	—	16,768
Income before income taxes	20,054	96,783	755	—	117,592
Income tax expense	7,743	34,641	(15)	—	42,369
Net income	12,311	62,142	770	—	75,223
Other comprehensive income	—	(1,612)	637	—	(975)
Total comprehensive income	$12,311	$60,530	$1,407	$—	$74,248

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,687,881	$142,166	$(3,203)	$2,826,844

Operating costs and expenses:
Cost of sales	—	2,081,123	109,572	(3,203)	2,187,492
Selling, general and administrative	18,406	154,103	18,620	—	191,129
Depreciation and amortization	2,092	111,815	6,374	—	120,281
Relocation costs	7,285	—	—	—	7,285
Pension settlement charges	1,561	—	—	—	1,561
	29,344	2,347,041	134,566	(3,203)	2,507,748
Operating (loss) income	(29,344)	340,840	7,600	—	319,096
Intercompany interest and charges	(165,147)	160,890	4,257	—	—
Interest expense and other	67,814	4,910	(2,578)	—	70,146
Income before income taxes	67,989	175,040	5,921	—	248,950
Income tax expense	16,024	67,882	1,092	—	84,998
Net income	51,965	107,158	4,829	—	163,952
Other comprehensive income	1,900	77,604	378	—	79,882
Total comprehensive income	$53,865	$184,762	$5,207	$—	$243,834

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,646,159	$73,948	$(3,673)	$2,716,434

Operating costs and expenses:
Cost of sales	—	1,978,224	44,181	(3,673)	2,018,732
Selling, general and administrative	24,947	136,312	14,688	—	175,947
Depreciation and amortization	1,805	91,019	3,320	—	96,144
Acquisition and integration expenses	545	1,682	—	—	2,227
Early retirement incentives	5,137	—	—	—	5,137
	32,434	2,207,237	62,189	(3,673)	2,298,187
Operating (loss) income	(32,434)	438,922	11,759	—	418,247
Intercompany interest and charges	(145,549)	143,094	2,455	—	—
Interest expense and other	45,399	7,206	(1,937)	—	50,668
Income before income taxes	67,716	288,622	11,241	—	367,579
Income tax expense	26,630	108,626	578	—	135,834
Net income	41,086	179,996	10,663	—	231,745
Other comprehensive loss	—	(4,755)	306	—	(4,449)
Total comprehensive income	$41,086	$175,241	$10,969	$—	$227,296

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$51,965	$107,158	$4,829	$—	$163,952

Adjustments to reconcile net income to net cash provided by (used in) operating activities	23,340	(199,278)	48,496	(3,166)	(130,608)
Net cash provided by (used in)operating activities	75,305	(92,120)	53,325	(3,166)	33,344
Capital expenditures	(2,252)	(151,356)	(8,189)	—	(161,797)
Reimbursed capital expenditures	—	9,086	—	—	9,086
Proceeds from sale of assets	—	11,758	15	—	11,773
Acquisitions, net of cash acquired	—	(6,505)	(87,951)	—	(94,456)
Net cash used in investing activities	(2,252)	(137,017)	(96,125)	—	(235,394)
Net decrease in revolving credit facility	178,460	—	—	—	178,460
Proceeds on issuance of debt	375,000	27,145	33,700	—	435,845
Retirements and repayments of debt	(270,944)	(22,810)	(116,415)	—	(410,169)
Payments of deferred financing costs	(3,287)	—	—	—	(3,287)
Dividends paid	(6,246)	—	—	—	(6,246)
Proceeds on governmental grant	—	256	—	—	256
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	329	—	—	—	329
Intercompany financing and advances	(343,932)	223,519	117,247	3,166	—
Net cash (used in) provided by financing activities	(73,346)	228,110	34,532	3,166	192,462
Effect of exchange rate changes on cash	—	—	2,966	—	2,966
Net change in cash and cash equivalents	(293)	(1,027)	(5,302)	—	(6,622)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$2,817	$510	$22,088	$—	$25,415

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$41,086	$179,996	$10,663	$—	$231,745

Adjustments to reconcile net income to net cash provided by operating activities	2,592	(43,914)	40,202	—	(1,120)
Net cash provided by operating activities	43,678	136,082	50,865	—	230,625
Capital expenditures	(750)	(85,489)	(3,417)	—	(89,656)
Reimbursed capital expenditures	—	2,604	—	—	2,604
Proceeds from sale of assets	—	934	6	—	940
Acquisitions, net of cash acquired	—	(140,982)	—	—	(140,982)
Net cash used in investing activities	(750)	(222,933)	(3,411)	—	(227,094)
Net increase in revolving credit facility	(2,429)	—	—	—	(2,429)
Proceeds on issuance of debt	—	14,366	63,700	—	78,066
Retirements and repayments of debt	(19,147)	(10,866)	(38,700)	—	(68,713)
Payments of deferred financing costs	(2,312)	—	—	—	(2,312)
Dividends paid	(6,001)	—	—	—	(6,001)
Withholding of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from government grant	—	1,000	—	—	1,000
Proceeds from exercise of stock options, including excess tax benefit	2,024	—	—	—	2,024
Intercompany financing and advances	(17,782)	80,731	(62,949)	—	—
Net cash used in financing activities	(47,487)	85,231	(37,949)	—	(205)
Effect of exchange rate changes on cash	—	—	464	—	464
Net change in cash and cash equivalents	(4,559)	(1,620)	9,969	—	3,790
Cash and cash equivalents at beginning of period	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of period	$3,410	$617	$29,425	$—	$33,452

Triumph Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

15.    COMMITMENTS AND CONTINGENCIES

Trade Secret Litigation over Claims of Eaton Corporation
On July 9, 2004, Eaton Corporation and several of its subsidiaries ("Eaton") sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. On December 22, 2010, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Eaton appealed, but on November 21, 2013, the Supreme Court of Mississippi, in a unanimous en banc decision, affirmed the lower court’s dismissal. Eaton has petitioned for a rehearing of the Mississippi Supreme Court's affirmance. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the Mississippi Supreme Court’s decision affirming the dismissal of Eaton's claims, we now conclude that the probability of a loss arising from Eaton's claims is remote.
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

16.    RELOCATION COSTS

During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $4,841 and $7,285 of expenses related to the relocation during the three and nine months ended December 31, 2013, respectively. The Company also incurred $8,308 and $14,946 of disruption and accelerated depreciation during the three and nine months ended December 31, 2013, respectively, related to the relocation. The Company expects to incur approximately $28,000 to $40,000 in relocation and related disruption for the fiscal year ended March 31, 2014. The relocation is expected to be completed in early fiscal 2015.

17.     SUBSEQUENT EVENTS
In December 2013 and January 2014, the Company received notice of conversion from holders of $803 in principal value of the Convertible Notes. These conversions will be settled during the fourth quarter of fiscal 2014 with the principal and accrued but unpaid interest settled in cash and the conversion benefit settled through the issuance of approximately 18,737 shares.

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
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada, Inc. ("General Donlee"). General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto and its results are included in the Aerospace Systems Group.
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

Highlights for the third quarter of the fiscal year ending March 31, 2014 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2014 increased 2.8% over the prior year period to $915.8 million.

•	Operating income in the third quarter of fiscal 2014 decreased 36.9% over the prior year period to $84.8 million.

•	Income from continuing operations for the third quarter of fiscal 2014 decreased 52.9% over the prior year period to $35.4 million.

•	Included in income from continuing operations for the third quarter of fiscal 2014 are net unfavorable cumulative catch-up adjustments of $21.3 million.

•
Backlog as of December 31, 2013 increased 6.3% year over year to $4.75 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $4.75 billion, we estimate that approximately $1.84 billion will not be shipped by December 31, 2014.

•	Income from continuing operations for the third quarter of fiscal 2014 was $0.67 per diluted common share, as compared to $1.43 per diluted share in the prior year period.

•
We generated $33.3 million of cash flow from operating activities for the nine months ended December 31, 2013, after $45.8 million in pension contributions, as compared to $230.6 million in the prior year period.

In August 2011, the Budget Control Act (the "Act") reduced the United States defense top-line budget by approximately $490 billion through 2021. The Act further reduced the defense top-line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of the Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of the Act will remain unless and until the current law is changed.
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013. The lack of agreement between Congress and the Administration to end sequestration, certain Office of Management and Budget reports and communications from the U.S. Department of Defense ("U.S. DoD") indicate that there are likely to be reductions to our military business. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

our results of operations, financial position and/or cash flows. While the U.S. DoD would sustain the bulk of sequestration cuts affecting us, civil programs and agencies could be significantly impacted as well.
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in Red Oak, Texas, in association with our relocation from our Jefferson Street facilities. As of December 31, 2013, we have incurred approximately $40.1 million in capital expenditures and $115.8 million in inventory costs associated with the Bombardier Global 7000/8000 program, for which we have not yet begun to deliver. As of December 31, 2013, we have incurred approximately $94.5 million in capital expenditures and $26.5 million in inventory buildup associated with our relocation from the Jefferson Street facilities.
As disclosed during the second quarter of fiscal 2014, we expected to record additional program costs during fiscal 2014 of approximately $68.0 million, primarily related to the 747-8 program. During the third quarter of fiscal 2014, we have further revised our program cost estimates to include an additional $17.0 million, of which $11.9 million was reflected as a cumulative catch-up adjustment, due to production rate changes, continued inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. While we have experienced improvements in performance metrics during the third quarter, we have not yet recovered to the levels previously expected or as quickly as expected.
These amounts have resulted primarily from reductions to the profitability estimates of the our current 747-8 production lot, which was approximately 96% complete by the end of our third quarter of fiscal 2014 and was completed early in our fourth quarter of fiscal 2014. As a result of the current cost levels, the expected profitability on the next production lot, which will begin delivery in the fourth quarter of fiscal 2014, was also decreased. Both the current and future production lots are expected to be profitable and not result in loss reserves.
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
As previously announced by Boeing in September 2013, the decision has been made to cease production of the C-17 during calendar year 2015. Major production related to this program is expected to cease during the first quarter of fiscal 2016. We have received inquiries regarding proposal for spares which could extend production through the end of fiscal 2016, as we believe the United States Air Force will want to have continued contractor support for the C-17 program.
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
Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing - Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands our current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing - Embee Division, Inc. are included in the Aerospace Systems Group segment from the date of acquisition. The acquisitions of GPECS and Embee are collectively referred in this report as the "fiscal 2013 acquisitions."

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

Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
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
Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Curtailments, settlements and early retirement incentives may be useful for investors to consider because it represents the current period impact of the change in the defined benefit obligation due to the reduction in future service costs as

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

well as the incremental cost of retirement incentive benefits paid to participants. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income	$35,393	$75,223	$163,952	$231,745
Settlements and early retirement incentives	1,561	2,030	1,561	5,137
Amortization of acquired contract liabilities, net	(14,258)	(6,219)	(34,373)	(19,774)
Depreciation and amortization	44,103	32,331	120,281	96,144
Interest expense and other	30,115	16,768	70,146	50,668
Income tax expense	19,271	42,369	84,998	135,834
Adjusted EBITDA	$116,185	$162,502	$406,565	$499,754

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$84,779	$53,973	$32,504	$9,297	$(10,995)
Settlements	1,561	—	—	—	1,561
Amortization of acquired contract liability	(14,258)	(8,380)	(5,878)	—	—
Depreciation and amortization	44,103	30,207	10,823	1,862	1,211
Adjusted EBITDA	$116,185	$75,800	$37,449	$11,159	$(8,223)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$134,360	$117,450	$20,562	$9,856	$(13,508)
Early retirement incentive	2,030	—	—	—	2,030
Amortization of acquired contract liability	(6,219)	(6,219)	—	—	—
Depreciation and amortization	32,331	24,180	4,707	2,282	1,162
Adjusted EBITDA	$162,502	$135,411	$25,269	$12,138	$(10,316)

	Nine Months Ended December 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$319,096	$218,784	$106,887	$30,678	$(37,253)
Settlements	1,561	—	—	—	1,561
Amortization of acquired contract liability	(34,373)	(20,135)	(14,238)	—	—
Depreciation and amortization	120,281	83,002	27,911	5,603	3,765
Adjusted EBITDA	$406,565	$281,651	$120,560	$36,281	$(31,927)

	Nine Months Ended December 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$418,247	$358,972	$69,739	$32,430	$(42,894)
Early retirement incentives	5,137	—	—	—	5,137
Amortization of acquired contract liability	(19,774)	(19,774)	—	—	—
Depreciation and amortization	96,144	72,133	13,670	6,897	3,444
Adjusted EBITDA	$499,754	$411,331	$83,409	$39,327	$(34,313)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Quarter ended December 31, 2013 compared to quarter ended December 31, 2012

	Quarter Ended December 31,
	2013	2012
	(dollars in thousands)
Net sales	$915,816	$890,565
Segment operating income	$95,774	$147,868
Corporate expenses	(10,995)	(13,508)
Total operating income	84,779	134,360
Interest expense and other	30,115	16,768
Income tax expense	19,271	42,369
Net Income	$35,393	$75,223

Net sales increased by $25.3 million, or 2.8%, to $915.8 million for the quarter ended December 31, 2013 from $890.6 million for the quarter ended December 31, 2012. The fiscal 2014 acquisitions and fiscal 2013 acquisitions, net of the prior year divestitures contributed $81.1 million in net sales. These increases were partially offset by, organic sales decreases of $55.8 million, or 6.3%, due to production rate cuts on the 767 and 747-8 programs, and a decrease in military sales. Net sales for the quarter ended December 31, 2013 included $46.4 million in total non-recurring revenues (largely related to the 767/Tanker), as compared to $9.2 million in non-recurring revenues for the quarter ended December 31, 2012. The prior year

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

period was positively impacted by our customers' increased production rates on existing programs and new product introductions.

Cost of sales increased by $55.9 million, or 8.4%, to $719.7 million for the quarter ended December 31, 2013 from $663.8 million for the quarter ended December 31, 2012. Gross margin for the quarter ended December 31, 2013 was 21.4%, as compared to 25.5% for the prior year period. This change was impacted by additional program costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities. Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($21.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $2.3 million and gross unfavorable adjustments of $23.7 million, of which $11.9 million was related to additional 747-8 program costs from reductions to profitability estimates on the current 747-8 production lots. The cumulative catch-up adjustments for the quarter ended December 31, 2013 were due primarily to production rate changes, disruption related to the relocation from the Jefferson Street facilities, inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Gross margin for the quarter ended December 31, 2012 included net unfavorable cumulative catch-up adjustments on long-term contracts ($5.5 million).

Segment operating income decreased by $52.1 million, or 35.2%, to $95.8 million for the quarter ended December 31, 2013 from $147.9 million for the quarter ended December 31, 2012. The organic segment operating income decreased $60.3 million, or 41.5%, and was a direct result of the decrease in gross margins, the decreased sales noted above, costs related to the relocation from our Jefferson Street facilities ($13.3 million), legal fees ($1.5 million), partially offset by an insurance claim related to Hurricane Sandy ($2.8 million). Segment operating income for the quarter ended December 31, 2012 was a direct result of the sales volume increases and the realization from synergies from the acquisition of Vought, partially offset by net unfavorable cumulative catch-up adjustments on long-term contracts ($5.5 million), increased legal fees ($0.1 million) and production delays and related costs due to Hurricane Sandy ($0.9 million).

Corporate expenses decreased by $2.5 million, or 18.6%, to $11.0 million for the quarter ended December 31, 2013 from $13.5 million for the quarter ended December 31, 2012. This decrease was due to decreased compensation expense of $1.4 million, offset by a pension settlement charge of $1.6 million during the three months ended December 31, 2013. Included in the three months ended December 31, 2012 was a $2.0 million special termination benefit for an early retirement incentive offered to a portion of our largest union represented employee pension plan participants and $0.7 million additional acquisition related costs as compared to the current year periods.

Interest expense and other increased by $13.3 million, or 79.6%, to $30.1 million for the quarter ended December 31, 2013 compared to $16.8 million for the prior year period. Interest expense and other for the quarter ended December 31, 2013 increased due to the redemption of the Senior Subordinated Notes due 2017 (the "2017 Notes"), which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees. Interest expense and other for the quarter ended December 31, 2013 also increased due to higher average debt outstanding during the quarter as compared to the quarter ended December 31, 2012.

The effective income tax rate for the quarter ended December 31, 2013 was 35.3% compared to 36.0% for the quarter ended December 31, 2012. For the quarter ended December 31, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of December 31, 2013. For the fiscal year ending March 31, 2014, the Company expects its effective tax rate to be approximately 35.4%, reflecting the expiration of the research and development tax credit as of December 2013.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,
Aerostructures	2013	2012
Commercial aerospace	43.1%	45.4%
Military	15.7%	18.6%
Business Jets	9.8%	10.9%
Regional	0.4%	0.3%
Non-aviation	0.4%	0.8%
Total Aerostructures net sales	69.4%	76.0%
Aerospace Systems
Commercial aerospace	8.4%	6.2%
Military	11.3%	7.3%
Business Jets	1.0%	0.7%
Regional	1.0%	0.4%
Non-aviation	1.3%	1.2%
Total Aerospace Systems net sales	23.0%	15.8%
Aftermarket Services
Commercial aerospace	6.1%	6.3%
Military	0.9%	1.3%
Business Jets	0.1%	0.3%
Regional	0.3%	0.1%
Non-aviation	0.2%	0.2%
Total Aftermarket Services net sales	7.6%	8.2%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. The increases to the military sales mix has been driven by recent acquisitions. Despite these military end market increases, we recently have experienced a slight decrease in our military end market due to reductions in defense spending. Due to our continued expected growth in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act, we expect the declining trend in the military end market to continue.

	Three Months Ended December 31,			% of Total Sales
	2013	2012	% Change	2013	2012
	(in thousands)
NET SALES
Aerostructures	$637,202	$676,791	(5.8)%	69.6%	76.0%
Aerospace Systems	211,402	141,059	49.9%	23.1%	15.8%
Aftermarket Services	69,556	74,587	(6.7)%	7.6%	8.4%
Elimination of inter-segment sales	(2,344)	(1,872)	25.2%	(0.3)%	(0.2)%
Total Net Sales	$915,816	$890,565	4.1%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$53,973	$117,450	(54.0)%	8.5%	17.4%
Aerospace Systems	32,504	20,562	58.1%	15.4%	14.6%
Aftermarket Services	9,297	9,856	(5.7)%	13.4%	13.2%
Corporate	(10,995)	(13,508)	(18.6)%	n/a	n/a
Total Operating Income	$84,779	$134,360	(36.9)%	9.3%	15.1%

	Three Months Ended December 31,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
Adjusted EBITDA
Aerostructures	$75,800	$135,411	(44.0)%	11.9%	20.0%
Aerospace Systems	37,449	25,269	48.2%	17.7%	17.9%
Aftermarket Services	11,159	12,138	(8.1)%	16.0%	16.3%
Corporate	(8,223)	(10,316)	(20.3)%	n/a	n/a
	$116,185	$162,502	(28.5)%	12.7%	18.2%

Aerostructures: The Aerostructures segment net sales decreased by $39.6 million, or 5.8%, to $637.2 million for the three months ended December 31, 2013 from $676.8 million for the three months ended December 31, 2012. Organic sales decreased $59.6 million, or 8.8% and the acquisition of Primus contributed $20.0 million in net sales. Organic sales decreased primarily due to cuts in production rates by our customers and a decrease in military sales. Net sales for the three months ended December 31, 2013 included $46.3 million in total non-recurring revenues, as compared to $9.2 million in total non-recurring revenues for the three months ended December 31, 2012.
Aerostructures segment cost of sales increased by $15.5 million, or 3.0%, to $528.4 million for the three months ended December 31, 2013 from $512.9 million for the three months ended December 31, 2012. Organic cost of sales decreased $1.4 million, or 0.3%, and the acquisition of Primus contributed $16.9 million to cost of sales. The organic cost of sales decrease resulted from the production rate cuts by our customers and a decrease in military sales, as noted previously. Organic gross margin for the three months ended December 31, 2013 was 17.8% compared with 24.2% for the three months ended December 31, 2012. The gross margin percent decreased during the three months ended December 31, 2013 as the result of a net unfavorable cumulative catch-up adjustments of $21.3 million. Included in the net unfavorable cumulative catch-up adjustment for the three months ended December 31, 2013 were gross favorable adjustments of $2.3 million and gross unfavorable adjustments of $23.7 million, of which $11.9 million was related to the 747-8 program and was due to production rate changes, disruption related to the relocation from the Jefferson Street facilities, continued inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges.
Aerostructures segment operating income decreased by $63.5 million, or 54.0%, to $54.0 million for the three months ended December 31, 2013 from $117.5 million for the three months ended December 31, 2012. Operating income for the three months ended December 31, 2013 was directly affected by the additional 747-8 program costs mentioned above and included a net unfavorable cumulative catch-up adjustments on long-term contracts ($21.3 million) as discussed above, partially offset by lower pension and other postretirement benefit expenses ($2.7 million). Segment operating income for the three months ended December 31, 2012 included net unfavorable cumulative catch-up adjustments of $5.5 million. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 8.5% for the three months ended December 31, 2013 as compared to 17.4% for the three months ended December 31, 2012, due to the additional 747-8 program costs and other specific variances noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $70.3 million, or 49.9%, to $211.4 million for the three months ended December 31, 2013 from $141.1 million for the three months ended December 31, 2012. Organic sales increased $3.0 million, or 2.1%, and the fiscal 2013 acquisitions and General Donlee acquisition contributed $67.3 million in net sales.
Aerospace Systems cost of sales increased by $42.6 million, or 44.0%, to $139.5 million for the three months ended December 31, 2013 from $96.9 million for the three months ended December 31, 2012. Organic cost of sales increased $2.6 million, or 2.4%, and the fiscal 2013 acquisitions and General Donlee acquisition contributed $40.0 million in cost of sales. Organic gross margin for the three months ended December 31, 2013 was 31.1% compared with 31.3% for the three months ended December 31, 2012.
Aerospace Systems segment operating income increased by $11.9 million, or 58.1%, to $32.5 million for the three months ended December 31, 2013 from $20.6 million for the three months ended December 31, 2012. Operating income increased primarily due to the fiscal 2013 acquisitions ($7.2 million) and gain on insurance reimbursements related to Hurricane Sandy ($2.8 million), partially offset by increased inefficiencies created by Hurricane Sandy. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment net sales increased to 15.4% for the three months ended December 31, 2013 as compared to 14.6% for the three months ended December 31, 2012, primarily due to the fiscal 2013 acquisitions, as noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.
Aftermarket Services: The Aftermarket Services segment net sales decreased by $5.0 million, or 6.7%, to $69.6 million for the three months ended December 31, 2013 from $74.6 million for the three months ended December 31, 2012. Organic net sales increased $1.3 million, or 1.9%, and the previously divested Triumph Instruments companies contributed $6.3 million in net sales for the three months ended December 31, 2012.
Aftermarket Services cost of sales decreased by $2.9 million, or 5.2%, to $52.6 million for the three months ended December 31, 2013 from $55.5 million for the three months ended December 31, 2012. The organic cost of sales increased $1.6 million, or 3.2%, and the previously divested Triumph Instruments companies contributed $4.5 million to cost of sales for the three months ended December 31, 2012. Gross margin for the three months ended December 31, 2013 was 24.4% compared with 25.6% for the three months ended December 31, 2012. This decrease is due to change sales mix versus the prior year period, partially driven by a decrease in military sales.
Aftermarket Services segment operating income decreased by $0.6 million, or 5.7%, to $9.3 million for the three months ended December 31, 2013 from $9.9 million for the three months ended December 31, 2012 due to the decrease in gross margin.

Aftermarket Services segment operating income as a percentage of segment sales increased to 13.4% for the three months ended December 31, 2013 as compared with 13.2% for the three months ended December 31, 2012, due to the divestiture of Triumph Instruments, which also contributed to an increase in Adjusted EBITDA margin.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

	Nine Months Ended December 31,
	2013	2012
	(dollars in thousands)
Net sales	$2,826,844	$2,716,434
Segment operating income	$356,349	$461,141
Corporate expenses	(37,253)	(42,894)
Total operating income	319,096	418,247
Interest expense and other	70,146	50,668
Income tax expense	84,998	135,834
Net Income	$163,952	$231,745

Net sales increased by $110.4 million, or 4.1%, to $2.8 billion for the nine months ended December 31, 2013 from $2.7 billion for the nine months ended December 31, 2012. The fiscal 2014 acquisitions and fiscal 2013 acquisitions, net of the prior year divestitures contributed $246.9 million in net sales. Organic sales decreased $88.0 million, or 3.3%, due to decreased production rate cuts by our customers on the 747-8 and 767 programs and a decrease in military sales. Net sales for the nine months ended December 31, 2013 included $56.6 million in total non-recurring revenues, as compared to $49.7 million in non-recurring revenues for the nine months ended December 31, 2012. The prior year period was positively impacted by our customers' increased production rates on existing programs and new product introductions.

Cost of sales increased $168.8 million, or 8.4%, to $2.2 billion for the nine months ended December 31, 2013 from $2.0 billion for the nine months ended December 31, 2012. This increase was largely due to increased sales. Gross margin for the nine months ended December 31, 2013 was 22.6%, as compared to 25.7% for the prior year period. This change was impacted by additional 747-8 program costs ($69.0 million), price concessions ($4.0 million) and the prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million).

Gross margin included a net unfavorable cumulative catch-up adjustments on long-term contracts ($37.0 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $11.2 million and gross unfavorable adjustments of $48.2 million, of which $26.8 million was related to additional 747-8 program costs from reductions to profitability estimates on the current 747-8 production lots. The cumulative catch-up adjustments for the nine months ended December 31, 2013 were due primarily to production rate changes, disruption related to the relocation from the Jefferson Street facilities, inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Gross margin for the nine months ended December 31, 2012 included net unfavorable cumulative catch-up adjustments of $8.0 million.

Segment operating income decreased by $104.8 million, or 22.7%, to $356.3 million for the nine months ended December 31, 2013 from $461.1 million for the nine months ended December 31, 2012. The organic segment operating income decreased $130.0 million, or 28.6%, and was a direct result of the decrease in gross margins, the decreased sales noted above, costs related to the relocation from our Jefferson Street facilities ($22.7 million), legal fees ($3.5 million), offset by an insurance claim related to Hurricane Sandy ($6.8 million), lower pension and other postretirement benefit expenses ($9.6 million). Segment operating income for the nine months ended December 31, 2012 was a direct result of the sales volume increases, which included improved execution, the overall sales mix and increased realization from synergies from the acquisition of Vought.

Corporate expenses decreased by $5.6 million, or 13.2%, to $37.3 million for the nine months ended December 31, 2013 from $42.9 million for the nine months ended December 31, 2012. This decrease is due to lower compensation expense of $6.6 million, increased legal fees of $2.4 million offset by a pension settlement charge of $1.6 million.

Interest expense and other increased by $19.5 million, or 38.4%, to $70.1 million for the nine months ended December 31, 2013 compared to $50.7 million for the prior year period. Interest expense and other for the nine months ended December 31,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

2013 increased due to the redemption of the 2017 Notes, which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees. Interest expense and other for the nine months ended December 31, 2013 also increased due to higher average debt outstanding during the period as compared to the nine months ended December 31, 2012.

The effective income tax rate for the nine months ended December 31, 2013 was 34.1% compared to 37.0% for the nine months ended December 31, 2012. For the nine months ended December 31, 2013, the income tax provision was reduced to reflect unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million. For the nine months ended December 31, 2012, the income tax provision included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of December 31, 2013. For the fiscal year ending March 31, 2014, the Company expects its effective tax rate to be approximately 35.4%, including the reinstatement of the research and development tax credit through December 2013.

Business Segment Performance – Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine Months Ended December 31,
Aerostructures	2013	2012
Commercial aerospace	42.8%	43.9%
Military	15.8%	19.2%
Business Jets	10.4%	11.5%
Regional	0.4%	0.3%
Non-aviation	0.6%	0.8%
Total Aerostructures net sales	70.0%	75.7%
Aerospace Systems
Commercial aerospace	8.2%	6.0%
Military	11.1%	7.5%
Business Jets	1.0%	0.7%
Regional	1.0%	0.4%
Non-aviation	1.2%	1.3%
Total Aerospace Systems net sales	22.5%	15.9%
Aftermarket Services
Commercial aerospace	6.4%	6.7%
Military	0.7%	1.1%
Business Jets	—%	0.3%
Regional	0.2%	0.1%
Non-aviation	0.2%	0.2%
Total Aftermarket Services net sales	7.5%	8.4%
Total Consolidated net sales	100.0%	100.0%

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Total Sales
	2013	2012	% Change	2013	2012
	(in thousands)
NET SALES
Aerostructures	$1,979,839	$2,060,622	(3.9)%	70.0%	75.9%
Aerospace Systems	636,411	431,710	47.4%	22.5%	15.9%
Aftermarket Services	216,880	230,625	(6.0)%	7.7%	8.5%
Elimination of inter-segment sales	(6,286)	(6,523)	(3.6)%	(0.2)%	(0.3)%
Total Net Sales	$2,826,844	$2,716,434	4.1%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$218,784	$358,972	(39.1)%	11.1%	17.4%
Aerospace Systems	106,887	69,739	53.3%	16.8%	16.2%
Aftermarket Services	30,678	32,430	(5.4)%	14.1%	14.1%
Corporate	(37,253)	(42,894)	(13.2)%	n/a	n/a
Total Operating Income	$319,096	$418,247	(23.7)%	11.3%	15.4%

	Nine Months Ended December 31,			% of Segment Sales
	2013	2012	% Change	2013	2012
	(in thousands)
Adjusted EBITDA
Aerostructures	$281,651	$411,331	(31.5)%	14.2%	20.0%
Aerospace Systems	120,560	83,409	44.5%	18.9%	19.3%
Aftermarket Services	36,281	39,327	(7.7)%	16.7%	17.1%
Corporate	(31,927)	(34,313)	(7.0)%	n/a	n/a
	$406,565	$499,754	(18.6)%	14.4%	18.4%

Aerostructures: The Aerostructures segment net sales decreased by $80.8 million, or 3.9%, to $1,979.8 million for the nine months ended December 31, 2013 from $2,060.6 million for the nine months ended December 31, 2012. Organic sales decreased $128.0 million, or 6.2%, and the acquisition of Primus contributed $47.3 million in net sales. Organic sales decreased due to production rate cuts by our customers on the 747-8 and 767 programs and a decrease in military sales. Net sales for the nine months ended December 31, 2013 included $56.5 million in total non-recurring revenues, as compared to $49.7 million in total non-recurring revenues for the nine months ended December 31, 2012.
Aerostructures segment cost of sales increased by $47.4 million, or 3.0%, to $1,608.5 million for the nine months ended December 31, 2013 from $1,561.1 million for the nine months ended December 31, 2012. Organic cost of sales increased $4.7 million, or 0.2%, and the acquisition of Primus contributed $42.7 million to cost of sales. Organic cost of sales increase resulted from the additional 747-8 program costs ($69.0 million). The organic gross margin for the nine months ended December 31, 2013 was 19.0% compared with 24.2% for the nine months ended December 31, 2012. The gross margin percent decreased during the nine months ended December 31, 2013 as the result of the additional 747-8 program costs and a net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $11.2 million and gross unfavorable adjustments of $(48.2) million. Additionally, the decrease was impacted by price concessions ($4.0 million). The cumulative catch-up adjustments for the nine months ended December 31, 2013 were due primarily to production rate changes, disruption related to the relocation from the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Jefferson Street facilities, inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Segment cost of sales for the nine months ended December 31, 2013 included net unfavorable cumulative catch-up adjustments of ($37.0 million). The prior year gross margin was favorably impacted by a non-recurring termination claim settlement ($7.0 million).
Aerostructures segment operating income decreased by $140.2 million, or 39.1%, to $218.8 million for the nine months ended December 31, 2013 from $359.0 million for the nine months ended December 31, 2012. Operating income for the nine months ended December 31, 2013 was directly affected by the decrease in organic sales mentioned and included a net unfavorable cumulative catch-up adjustments on long-term contracts ($37.0 million) as discussed above, costs related to the relocation from our Jefferson Street facilities ($22.8 million), offset by lower pension and other postretirement benefit expenses ($9.6 million). Segment operating income for the nine months ended December 31, 2012 included net unfavorable cumulative catch-up adjustments of $8.0 million offset by a non-recurring termination claim settlement ($7.0 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 11.1% for the nine months ended December 31, 2013 as compared to 17.4% for the nine months ended December 31, 2012, due to the decrease in organic sales and other specific variances noted above.

Aerospace Systems: The Aerospace Systems segment net sales increased by $204.7 million, or 47.4%, to $636.4 million for the nine months ended December 31, 2013 from $431.7 million for the nine months ended December 31, 2012. Organic sales increased $6.7 million, or 1.6%, and the fiscal 2013 acquisitions contributed $198.0 million in net sales.
Aerospace Systems segment cost of sales increased by $126.7 million, or 43.3%, to $419.2 million for the nine months ended December 31, 2013 from $292.5 million for the nine months ended December 31, 2012. Organic cost of sales increased $10.1 million, or 2.7%, and the fiscal 2013 acquisitions contributed $116.6 million in cost of sales. Organic gross margin for the nine months ended December 31, 2013 was 31.0% compared with 32.2% for the nine months ended December 31, 2012.
Aerospace Systems segment operating income increased by $37.1 million, or 53.3%, to $106.9 million for the nine months ended December 31, 2013 from $69.7 million for the nine months ended December 31, 2012. Operating income increased primarily due to the fiscal 2013 acquisitions ($31.9 million) and organic sales growth, partially offset by increased legal fees ($2.5 million). These same factors contributed to the increase in Adjusted EBITDA year over year.

Aerospace Systems segment operating income as a percentage of segment sales increased to 16.8% for the nine months ended December 31, 2013 as compared to 16.2% for the nine months ended December 31, 2012, due to the improvements in gross margin noted above, offset by the increased operating expenses such as legal fees. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $13.7 million, or 6.0%, to $216.9 million for the nine months ended December 31, 2013 from $230.6 million for the nine months ended December 31, 2012. Organic net sales increased $5.4 million, or 1.9%, and the previously divested Triumph Instruments companies contributed $19.1 million in net sales for the nine months ended December 31, 2012. Organic net sales increased primarily due to market share gains.
Aftermarket Services segment cost of sales decreased by $6.7 million, or 4.0%, to $162.3 million for the nine months ended December 31, 2013 from $169.0 million for the nine months ended December 31, 2012. The organic cost of sales increased $7.2 million, or 3.4%, and the previously divested Triumph Instruments companies contributed $13.9 million to cost of sales for the nine months ended December 31, 2012. Organic gross margin for the nine months ended December 31, 2013 was 25.2% compared with 26.7% for the nine months ended December 31, 2012. The decrease in gross margin was impacted by decreased military sales and changes in sales mix.
Aftermarket Services segment operating income decreased by $1.8 million, or 5.4%, to $30.7 million for the nine months ended December 31, 2013 from $32.4 million for the nine months ended December 31, 2012. Operating income decreased primarily due to the decrease in gross margin as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.

Aftermarket Services segment operating income as a percentage of segment sales increased to 14.1% for the nine months ended December 31, 2013, as compared to 14.1% for the nine months ended December 31, 2012.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2013, we generated approximately $33.3 million of cash flows from operating activities, used approximately $235.4 million in investing activities and received approximately $192.5 million in financing activities.

For the nine months ended December 31, 2013, we had a net cash inflow of $11.8 million from operating activities, a decrease of $90.7 million, compared to a net cash inflow of $102.5 million from the nine months ended December 31, 2012. During the nine months ended December 31, 2013, net cash provided by operating activities was primarily due to increased receipts on accounts receivable of approximately $128.0 million resulting from increased sales from the acquisitions of Embee, GPECS and Primus.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead in anticipation of our relocation from our largest facility. During the nine months ended December 31, 2013, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $44.6 million and $14.1 million, respectively. Additionally, inventory build ahead of programs impacted by our facility relocation was approximately $23.2 million and inventory build for mature programs, including costs associated with announced increasing build rates on several programs, was approximately $11.7 million. Unliquidated progress payments netted against inventory increased $14.6 million, due to timing of receipts.
Cash flows used in investing activities for the nine months ended December 31, 2013 increased $8.3 million from the nine months ended December 31, 2012. Cash flows used in investing activities for the nine months ended December 31, 2013, included the acquisitions of General Donlee ($56.6 million) and Primus ($31.3 million) and $63.5 million in capital expenditures associated with our new facilities in Red Oak, Texas. Cash flows provided by financing activities for the nine months ended December 31, 2013 increased $192.7 million from the nine months ended December 31, 2012 due to additional borrowings on our Credit Facility to fund the acquisitions of General Donlee and Primus, the redemption of the 2017 Notes and settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions. Cash flows used in financing activities for the nine months ended December 31, 2013 included the redemption of certain Convertible Notes of $95.7 million, as compared to $18.9 million in the prior year period.

As of December 31, 2013, $688.8 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2013, an aggregate amount of approximately $274.3 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.

On November 19, 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $375.0 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $1.0 billion with a maturity date of November 19, 2018 and (iii) amend certain other terms and covenants.

At December 31, 2013, there was $151.8 million outstanding under our receivable securitization facility (the “Securitization Facility”). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175.0 million was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, we recognized a pre-tax loss in the third quarter of fiscal 2014 of $11.1 million, consisting of early termination premium, unamortized discount and deferred financing fees.
In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. Prior to fiscal 2011, the Company paid $19.4 million to purchase $22.2 million in principal amounts of the Convertible Notes. During the fiscal years ended March 31, 2013 and 2012, the Company settled the conversion of $19.3 million and $50.4 million, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 395,269 shares and 772,438 shares, respectively. During the nine months ended December 31, 2013, the Company settled the conversion of $95.7 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,272,019 shares. During December 2013 and January 2014, the Company received notice of conversion from holders of $0.8 million in principal value of the Convertible Notes. These conversions were settled in the fourth quarter of fiscal 2014 with the principal settled in cash and the conversion benefit settled through the issuance of approximately 18,737 shares. In January 2014, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least 20 trading days during the 30 consecutive trading days preceding December 31, 2013, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through March 31, 2014.
Capital expenditures were approximately $161.8 million for the nine months ended December 31, 2013, including the construction of our facilities in Red Oak, Texas and manufacturing machinery and equipment. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $340.0 million to $360.0 million for our fiscal year ending March 31, 2014, of which $115.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,623,202	$45,356	$224,828	$960,418	$392,600
Debt interest (2)	294,254	62,244	122,859	97,843	11,308
Operating leases	140,873	21,404	38,323	26,816	54,330
Contingent payments	1,900	900	1,000	—	—
Purchase obligations	1,593,909	1,194,900	367,057	31,086	866
Total	$3,654,138	$1,324,804	$754,067	$1,116,163	$459,104

(1) Included in the Company’s balance sheet at December 31, 2013, plus discount on the 2018 Notes of $1.7 million, being amortized to expense through July 2018.
(2) Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of $8.5 million as of December 31, 2013 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $109.8 million and $122.2 million in fiscal 2013 and 2012, respectively. We expect to make total pension and postretirement plan contributions of $119.6 million to our benefit plans during fiscal 2014. For the nine months ended December 31, 2013, the Company made pension contributions of $45.8 million versus $56.0 million for the nine months ended December 31, 2012. The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC in May 2013.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1. Legal Proceedings.
On July 9, 2004, Eaton Corporation ("Eaton") and several Eaton subsidiaries filed a complaint against us, our subsidiary, Frisby Aerospace, LLC (now named Triumph Actuation Systems, LLC), certain related subsidiaries and certain employees of ours and our subsidiaries. The complaint was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi and alleged nineteen causes of action under Mississippi law (“the civil case”). In particular, the complaint alleged the misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to hydraulic pumps and motors used in military and commercial aviation. Triumph Actuation Systems and the individual defendants filed separate responses to Eaton's claims. Triumph Actuation Systems filed counterclaims against Eaton alleging common law unfair competition, interference with existing and prospective contracts, abuse of process, defamation, violation of North Carolina's Unfair and Deceptive Trade Practices Act, and violation of the false advertising provisions of the Lanham Act.
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
In the meantime, Eaton’s appeal of the order of dismissal has been briefed and argued before the Mississippi Supreme Court and the parties were awaiting a ruling. Eaton also appealed a ruling by the trial court in the proceedings on the counterclaims of the Triumph-related parties that would have required Eaton to produce to the Triumph-related parties several documents that Eaton claims to be protected by the attorney-client privilege.  The Mississippi Supreme Court has stayed all proceedings in the trial court pending its decision whether to order those documents produced.
On November 21, 2013, the Supreme Court of Mississippi, in a unanimous en banc decision, affirmed the dismissal with prejudice of all of Eaton’s claims against Triumph, Triumph Actuation Systems and the engineer defendants. In upholding the dismissal, the Court concluded that the evidence clearly and convincingly showed that Eaton knew that its outside counsel, Ed Peters, had engaged in improper ex parte communication on Eaton’s behalf with the then-presiding Mississippi state trial court Judge DeLaughter. The Supreme Court also affirmed the previously imposed $1,560,642.83 sanction against Eaton and certain of its attorneys for intentional discovery violations in the course of the same litigation.
On February 1, 2011, Triumph Actuation Systems filed a complaint in the District Court for the Middle District of North Carolina against Eaton Corporation and several of its subsidiaries alleging three counts of antitrust violations under the

Sherman Act based on the various actions and misconduct of Eaton and its subsidiaries in the Mississippi civil case. Eaton filed counterclaims, essentially repeating the claims that had been dismissed by Judge Yerger in the Mississippi civil case. Triumph Actuation Systems moved to dismiss Eaton's counterclaims, which the court granted on September 30, 2013. This matter has been stayed until February 2014 pending the resolution of Eaton's petition for a rehearing of the appeal of the dismissal of its claims in the litigation in Mississippi.
Although Eaton has petitioned the Mississippi Supreme Court for a rehearing of the appeal of the dismissal of its claims, we believe it is now highly unlikely that Triumph will have any liability to Eaton for damages with respect to its claims. We intend to continue to vigorously defend the dismissal of Eaton's claims on appeal and to vigorously prosecute our counterclaims.

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months and nine months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (1) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	February 3, 2014
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ M. David Kornblatt	February 3, 2014
M. David Kornblatt, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 3, 2014
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Executive Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three months and nine months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.