Form 10-K
period 2014-03-31
TRIUMPH GROUP INC
filed 2014-05-19
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2013, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $3,578 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2013. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 1, 2014 was 52,151,782.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2014 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.	Business

Cautionary Note Regarding Forward-Looking Statements
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
General
Triumph Group, Inc. ("Triumph", the "Company", "we", "us", or "our") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, overhaul and distribute a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. We serve a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers, or OEMs, of commercial, regional, business and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.
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
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business ("Primus") from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures segment from the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
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
Products and Services
We offer a variety of products and services to the aerospace industry through three operating segments: (i) Triumph Aerostructures Group, whose companies' revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace original equipment manufacturers, or OEM, market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket

Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.
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
Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third-party overhaul facilities. We also continue to develop Federal Aviation Administration, or ("FAA"), approved Designated Engineering Representative, or ("DER"), proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems. Companies in our Aftermarket Services Group repair and overhaul various components for the aviation industry including:

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
Operating Locations
We conduct our business through operating segments. The following chart describes the operations, customer base and certain other information with respect to our principal operating locations at March 31, 2014:

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
TRIUMPH AEROSTRUCTURES GROUP
Triumph Aerostructures— Vought Aircraft Division	Triumph Aerostructures, LLC	Arlington, TX Grand Prairie, TX Red Oak, TX Hawthorne, CA Torrence, CA Nashville, TN Stuart, GA Milledgeville, GA	Develops and manufactures a wide range of complex aerostructures such as aircraft fuselages, wing and tail assemblies, wing panels and skins, engine nacelles, flight control surfaces and helicopter cabins.	Commercial, General Aviation and Military OEMs.	4,725

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Fabrications—Fort Worth(1)	Triumph Fabrications—Fort Worth, Inc.	Fort Worth, TX	Manufactures metallic/composite bonded components and assemblies.	Commercial, General Aviation and Military OEMs and Aftermarket.	200
Triumph Fabrications—Hot Springs	Triumph Fabrications—Hot Springs, Inc.	Hot Springs, AR	Produces complex sheet metal parts and assemblies, titanium hot forming, and performs chem-milling and other metal finishing processes.	Commercial, General Aviation and Military OEMs and Aftermarket.	344
Triumph Fabrications—Shelbyville	The Triumph Group Operations, Inc.	Shelbyville, IN	Produces aircraft fuselage skins, leading edges and web assemblies through the stretch forming of sheet, extrusion, rolled shape and light plate metals.	Commercial, General Aviation and Military OEMs.	112
Triumph Fabrications—San Diego(1)	Triumph Fabrications—San Diego, Inc.	El Cajon, CA	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	150
Triumph Integrated Aircraft Interiors	Triumph Composite Systems, Inc.	Spokane, WA	Designs and manufactures structural and non-structural composites for the aviation industry, including environmental control systems ducting, floor panels, structural thermoplastic clips/brackets as well as a variety of composite interior components.	Commercial, General Aviation, and Military OEMs; Commercial Aftermarket.	615
	Triumph Insulation Systems, LLC	Calexico, CA Hawthorne, CA Taylorsville, NC Hamburg, Germany Mexicali, Mexico Beijing, China (2)	Produces insulation systems provided to original equipment manufactures, airlines, maintenance, repair and overhaul organizations and air cargo carriers. Also provides products in the ancillary aircraft interiors and spares markets.	Commercial and Military OEMs.	1,066
Triumph Processing	Triumph Processing, Inc.	Lynwood, CA	Provides high-quality finishing services to the aerospace, military and commercial industries.	Commercial, General Aviation, and Military OEMs.	91
Triumph Structures—East Texas	Triumph Structures—East Texas, Inc.	Kilgore, TX	Manufactures structural components specializing in complex precision machining primarily for commercial and military aerospace programs.	Commercial and Military OEMs.	106
Triumph Structures—Everett	Triumph Structures—Everett, Inc.	Everett, WA	Precision machining of complex aluminum and hard metal structural components and subassemblies, serving commercial and military aerospace customers, ranging in size from a few inches to 120 feet long.	Commercial, General Aviation and Military OEMs.	146

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Structures—International	Triumph Structures—Farnborough Triumph Structures—Thailand	Farnborough, England Rayong, Thailand	Global supplier of composite and metallic propulsion and structural composites assemblies.	Commercial and General Aviation OEMs.	746
Triumph Structures—Kansas City	Triumph Structures—Kansas City, Inc.	Grandview, MO	Manufactures precision machined parts and mechanical assemblies for the aviation, aerospace and defense industries.	Commercial and Military OEMs.	119
Triumph Structures—Long Island	Triumph Structures—Long Island, LLC	Westbury, NY	Manufactures high-quality structural and dynamic parts and assemblies for commercial and military aerospace programs.	Commercial and Military OEMs.	139
Triumph Structures—Los Angeles	Triumph Structures—Los Angeles, Inc.	Brea, CA Chatsworth, CA City of Industry, CA Walnut, CA	Manufactures long structural components, such as stringers, cords, floor beams and spars, for the aviation industry. Machines, welds and assembles large, complex, precision structural components.	Commercial, General Aviation and Military OEMs.	336
Triumph Structures—Wichita	Triumph Structures—Wichita, Inc.	Wichita, KS	Specializes in complex, high-speed monolithic precision machining, turning, subassemblies, and sheet metal fabrication, serving domestic and international aerospace customers.	Commercial and Military OEMs.	167
TRIUMPH AEROSPACE SYSTEMS GROUP
Triumph Actuation & Motion Control Systems	Triumph Actuation & Motion Control Systems—UK, Ltd.	Buckley, UK	Designs and builds proprietary advanced control products for flight actuation and motor control applications in all electrical aircraft and Unmanned Aerial Vehicles ("UAVs").	Commercial, General Aviation, and Military OEMs.	42
Triumph Actuation Systems—Clemmons(1) Triumph Actuation Systems—Freeport	Triumph Actuation Systems, LLC	Clemmons, NC Freeport, NY	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as variable displacement pumps and motors, linear actuators and valves, and cargo door actuation systems.	Commercial, General Aviation, and Military OEMs; Commercial Airlines, General Aviation and Military Aftermarket.	274
Triumph Actuation Systems—Connecticut	Triumph Actuation Systems—Connecticut, LLC	Bloomfield, CT East Lyme, CT Bethel, CT	Designs, manufactures and repairs complex hydraulic, hydromechanical and mechanical components and systems, such as nose wheel steering motors, helicopter blade lag dampers, mechanical hold open rods, coupling and latching devices, as well as mechanical and electromechanical actuation products.	Commercial, General Aviation, and Military OEMs; Military Aftermarket.	151

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Actuation Systems—Valencia(1)	Triumph Actuation Systems—Valencia, Inc.	Valencia, CA	Designs, manufactures and repairs complex hydraulic and hydromechanical aircraft components and systems, such as accumulators, actuators, complex valve packages, and landing gear retract actuators.	Commercial, General Aviation, and Military OEMs.	196
Triumph Aerospace Systems—Newport News	Triumph Aerospace Systems—Newport News, Inc.	Newport News, VA San Diego, CA	Offers a fully integrated range of capabilities, including systems engineering, conceptual engineering, mechanical design and analysis, prototype and limited-rate production, instrumentation, assembly and testing services and complex structural composite design and manufacturing.	Commercial and Military OEMs; Commercial and Military Aftermarket.	93
Triumph Aerospace Systems—Seattle	Triumph Actuation Systems—Connecticut, LLC	Redmond, WA Rochester, NY	System engineering and integration for landing gear, hydraulic, deployment, cargo door and electro-mechanical type systems. Capabilities include design, analysis and testing to support these types of systems and components.	Commercial, General Aviation and Military OEMs.	116
Triumph Controls(1)	Triumph Controls, LLC	North Wales, PA Shelbyville, IN	Designs and manufactures mechanical and electromechanical control systems.	Commercial, General Aviation and Military OEMs and Aftermarket.	147
Triumph Controls— France	Construction Brevetees d'Alfortville SAS	Alfortville, France	Manufactures mechanical ball bearing control assemblies for the aerospace, ground transportation, defense and marine industries.	Commercial and Military OEMs, Ground Transportation and Marine OEMs.	66
Triumph Controls—Germany Triumph Controls—UK	Triumph Controls—Germany, GmbH Triumph Controls—UK, Ltd.	Heiligenhaus, Germany Basildon, UK	Produces and repairs cable control systems for ground, flight, engine management and cabin comfort features in aircraft.	Commercial and Military OEMs.	50
Triumph Engine Control Systems	Triumph Engine Controls Systems, LLC	West Hartford, CT	Manufactures aerospace fuel systems including electronic engine controls, fuel metering units and main pumps.	Commercial, General Aviation and Military OEMs and Aftermarket.	543
Triumph Fabrications—Orangeburg	Triumph Fabrications—Orangeburg	Orangeburg, SC	Provides maintenance and manufactured solutions for aviation drive train, mechanical, hydraulic and electrical hardware items including gearboxes, cargo hooks and vibration absorbers. Also, produces fabricated textile items such as seat cushions and sound insulation blankets for military rotary-wing platforms.	Commercial, General Aviation and Military Aftermarket.	59

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Fabrications—Phoenix	Triumph Engineered Solutions, Inc.	Chandler, AZ	Produces complex welded and riveted sheet metal assemblies for aerospace applications. Components include exhaust systems, ducting, doors, panels, control surfaces and engine components.	Commercial, General Aviation and Military OEMs.	97
Triumph Gear Systems—Park City(1) Triumph Gear Systems—Macomb(1)	Triumph Gear Systems, Inc. Triumph Gear Systems—Macomb, Inc.	Park City, UT Macomb, MI	Specializes in the design, development, manufacture, sale and repair of gearboxes, high-lift flight control actuators, gear-driven actuators and gears for the aerospace industry.	Commercial and Military OEMs and Aftermarket.	477
Triumph Gear Systems—Toronto	Triumph Gear Systems—Toronto ULC	Toronto, Canada	Manufacture superior precision aircraft engine shafts, engine links, helicopter masts, components for landing gears; and perform highly complex precision machining and gearing work for a variety of industries.	Commercial and Military OEMs and Aftermarket.	190
Triumph Northwest	The Triumph Group Operations, Inc.	Albany, OR	Machines and fabricates refractory, reactive, heat and corrosion-resistant precision products.	Military, Medical and Electronic OEMs.	25
Triumph Processing — Embee Division	Triumph Processing - Embee Division, Inc.	Santa Ana, CA	Provides comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems.	Commercial and Military OEMs and Specialty Automotive, Medical Device and Electronic Industries	403
Triumph Thermal Systems(1)	Triumph Thermal Systems, Inc.	Forest, OH	Designs, manufactures and repairs engine and aircraft thermal transfer systems and components.	Commercial, General Aviation and Military OEMs.	192
TRIUMPH AFTERMARKET SERVICES GROUP
Triumph Accessory Services—Wellington(1)	The Triumph Group Operations, Inc.	Wellington, KS	Provides maintenance services for aircraft heavy accessories and airborne electrical power generation devices, including constant speed drives, integrated drive generators, air cycle machines and electrical generators.	Commercial, General Aviation and Military Aftermarket.	118
Triumph Accessory Services—Grand Prairie(1)	Triumph Accessory Services—Grand Prairie, Inc.	Grand Prairie, TX	Provides maintenance services for engine and airframe accessories including a variety of engine gearboxes, pneumatic starters, valves and drive units, hydraulic actuators, lube system pumps, fuel nozzles, fuel pumps and fuel controls.	Commercial and Military Aftermarket.	135

Operation	Subsidiary	Operating Location	Business	Type of Customers	Number of Employees
Triumph Air Repair(1)	The Triumph Group Operations, Inc.	Chandler, AZ Phoenix, AZ	Repairs and overhauls auxiliary power units (APUs) and related accessories; sells, leases and exchanges APUs, related components and other aircraft material.	Commercial, General Aviation and Military Aftermarket.	93
Triumph Airborne Structures(1)	Triumph Airborne Structures, Inc.	Hot Springs, AR Indianapolis, IN	Repairs and overhauls fan reversers, nacelle components, flight control surfaces and other aerostructures.	Commercial Aftermarket.	175
Triumph Aviation Services—Asia(1)	Triumph Aviation Services Asia Ltd.	Chonburi, Thailand	Repairs and overhauls complex aircraft operational components, such as auxiliary power units (APUs), nacelles, constant speed drives, fan reversers and related accessories.	Commercial Aftermarket.	147
Triumph Engines—Tempe(1)	Triumph Engineered Solutions, Inc.	Tempe, AZ	Designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components and provides repair services and aftermarket parts and services to aircraft operators, maintenance providers, and third-party overhaul facilities.	Commercial, General Aviation and Military Aftermarket.	94
Triumph Interiors(1)	Triumph Interiors, LLC	Atlanta, GA Oakdale, PA Grand Prairie, TX	Refurbishes and repairs aircraft interiors such as sidewalls, ceiling panels, galleys and overhead storage bins and manufactures a full line of interior lighting and plastic components.	Commercial Aftermarket.	218
Triumph San Antonio Support Center	The Triumph Group Operations, Inc.	San Antonio, TX	Provides maintenance services for aircraft ground support equipment.	Military Aftermarket.	33
CORPORATE AND OTHER
Triumph Group, Inc.	Triumph Group, Inc.	Berwyn, PA	Parent company	N/A	123
Triumph Group—Mexico	Triumph Group—Mexico, S. de R.L. de C.V.	Zacatecas, Mexico	Provides rough machining of gears, actuators and structural components, as well as assembly, fabrications, engineering and composites to Triumph companies and certain customers.	Commercial and General Aviation OEMs	509

(1)	Designates FAA-certified repair station.

(2)
Through an affiliate, Triumph Insulation Systems, LLC acquired a 100% controlling interest in a venture, operating in Beijing, China, from Beijing Kailan Aviation Technology Co., Ltd., an unrelated party based in China, during the fiscal year ended March 31, 2014.

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
As of March 31, 2014, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4,751 million, of which $3,796 million, $923 million and $32 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2013, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4,527 million, of which $3,663 million, $832 million and $32 million related to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $4,751 million, approximately $2,017 million will not be shipped by March 31, 2015.
Dependence on Significant Customer
For the fiscal years ended March 31, 2014, 2013 and 2012, the Boeing Company ("Boeing") represented approximately 45%, 49% and 47%, respectively, of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing would have a material adverse impact on our financial position, results of operations, and cash flows.
United States and International Operations
Our revenues from continuing operations to customers in the United States for the fiscal years ended March 31, 2014, 2013 and 2012 were approximately $3,142 million, $3,199 million, and $2,944 million, respectively. Our revenues from our continuing operations to customers in all other countries for the fiscal years ended March 31, 2014, 2013 and 2012 were approximately $622 million, $504 million, and $464 million, respectively.
As of March 31, 2014 and 2013, our long-lived assets for continuing operations located in the United States were approximately $3,482 million and $3,500 million, respectively. As of March 31, 2014 and 2013, our long-lived assets for continuing operations located in all other countries were approximately $289 million and $99 million, respectively.
Competition
We compete primarily with Tier 1 and Tier 2 aerostructures manufacturers, systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components and subassemblies. OEMs are increasingly focusing on assembly and integration activities while outsourcing more manufacturing and, therefore, are less of a competitive force than in previous years.
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
The license approval processes for the European Aviation Safety Agency ("EASA"), which regulates this industry in the European Union, the Civil Aviation Administration of China, and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits. EASA was formed in 2002 and is handling most of the responsibilities of the national aviation authorities in Europe, such as the United Kingdom Civil Aviation Authority.
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
Environmental Matters
Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency, ("EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future.
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
Employees
As of March 31, 2014, we employed 13,828 persons, of whom 3,434 were management employees, 134 were sales and marketing personnel, 559 were technical personnel, 872 were administrative personnel and 8,829 were production workers.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 2,918 full-time employees. Currently, approximately 21% of our permanent employees are represented by labor unions and approximately 61% of net sales are derived from the facilities at which at least some employees are unionized. Of the 2,918 employees represented by unions, 546 employees are working under contracts that have expired or will expire within one year and 510 employees in our Red Oak, Texas facility have not yet negotiated an initial contract. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.
We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2014, 2013 and 2012 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	70	Chairman
Jeffry D. Frisby	59	President and Chief Executive Officer and Director
Jeffrey L. McRae	50	Senior Vice President, Chief Financial Officer
John B. Wright, II	60	Vice President, General Counsel and Secretary
Thomas A. Quigley, III	37	Vice President and Controller

Richard C. Ill was elected Chairman in July 2009, and had been our President and Chief Executive Officer and a director since 1993. Mr. Ill retired as Chief Executive Officer of the Company in July 2012 and has remained as the Company's Chairman. Mr. Ill is a director of P.H. Glatfelter Company, Mohawk Industries, Inc. and Baker Industries and a trustee of the Eisenhower Fellowships.
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
Jeffrey L. McRae became Senior Vice President and Chief Financial Officer in February 2014. Mr. McRae was named President of Triumph Aerostructures – Vought Aircraft Division in October 2013, having previously served as President of Triumph Aerostructures – Vought Integrated Programs Division and Chief Financial Officer for Triumph Aerostructures – Vought Aircraft Division, a position he had assumed upon the completion of Triumph’s acquisition of Vought Aircraft Industries, Inc. in June 2010. Prior to the acquisition, Mr. McRae had served as Vought’s Vice President of Business Operations, and had been employed by the Company since 2007.

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
Available Information
For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission, ("SEC") (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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
The military and defense market is largely dependent upon government budgets, particularly the U.S. defense budget, and an increase in defense spending may not be allocated to programs that would benefit our business. Moreover, the military aircraft programs in which we participate may not enter full-scale production as expected. A change in the levels of defense spending or levels of military flight operations could curtail or enhance our prospects in the military and defense market depending upon the programs affected.
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
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013. The lack of agreement between Congress and the Administration to end sequestration, certain Office of Management and Budget reports and communications from the U.S. Department of Defense ("U.S. DoD") indicate that there are likely to be reductions to our military business. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While the U.S. DoD would sustain the bulk of sequestration cuts affecting us, civil programs and agencies could be significantly impacted as well.

As previously announced by Boeing in September 2013 and then subsequently revised in March 2014, the decision has been made to cease production of the C-17 Globemaster ("C-17") during calendar year 2015. Major production related to this program is expected to cease during the first quarter of fiscal 2016. We currently have agreements in place with Boeing for orders to support C-17 production through March 2014 and Boeing has authorized and funded Triumph to begin long lead procurement for an additional 10 units that would extend our production through March 2015. Boeing currently has confirmed orders with the U.S. Air Force, India and various other foreign governments to support production of C-17 through 2014 at a rate of approximately 10 aircraft per year. We have received inquiries regarding proposal for spares which could extend production through the end of fiscal 2016, as we believe the United States Air Force will want to have continued contractor support for the C-17 program. The loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially reduce our cash flow and results of operations.
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
Boeing, or Boeing Commercial, Military and Space, represented approximately 45% of our net sales for the fiscal year ended March 31, 2014, covering virtually every Boeing plant and product. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.
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
As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in Canada, China, France, Germany, Mexico, Thailand and the United Kingdom, and customers throughout the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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
A key element of our strategy has been, and continues to be, internal growth supplemented by growth through the acquisition of additional aerospace companies and product lines. In order to grow internally, we may need to make significant capital expenditures, such as investing in facilities in low-cost countries, and may need additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, access to markets and conditions of markets, availability under the Credit Facility and the Securitization Facility (each as defined in Note 10 of the "Notes to Consolidated Financial Statements") and by particular restrictions contained in the Credit Facility and our other financing arrangements. In that case, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

Competitive pressures may adversely affect us.
We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), UTC Aerospace Systems, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and Fokker Technologies. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.
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
A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs such as Boeing 747-8 ("747-8").
Due to the size and long-term nature of many of our contracts, we are required by GAAP to estimate sales and expenses relating to these contracts in our financial statements, which may cause actual results to differ materially from those estimated under different assumptions or conditions.
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). These principles require our management to make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses during the reporting period. Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.
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
We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant. Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management's attention, but it can also expose the Company to damages and potential injunctive relief which, if granted, may preclude the Company from making, using or selling particular products or technology. The expense and time associated with such litigation may have a material and adverse impact on our profitability.
We do not own certain intellectual property and tooling that is important to our business.
In our overhaul and repair businesses, OEMs of equipment that we maintain for our customers include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful.
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
Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry, however, a major catastrophe, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events.
If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdown due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunications failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosures of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted resulting in late deliveries or even no deliveries if there is a total shutdown.
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
At March 31, 2014, we employed 13,828 people, of which 21.1% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, the International Association of Machinists-represented employees at Vought's Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009 (prior to our acquisition of Vought). A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike. Additionally, our union contract with Local 848 of the United Auto Workers with employees at Grand Prairie, Texas, facility expired in October 2013, and the employees at this facility are currently working without a contract . If we are unable to negotiate a new contract with that workforce, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results of operations.
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
Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification ("ASC"), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in our balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or a decrease in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
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
U.S. DoD, facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.
New regulations related to conflict minerals have and will continue to force us to incur additional expenses, may make our supply chain more complex, and could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual investigation, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain conflict minerals that originated from the DRC and adjoining countries. As initial disclosure requirements commence in May 2014 (with respect to 2013), we have and will continue to incur compliance costs, including costs related to determining the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict-free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2014, we owned or leased the following facilities:

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSTRUCTURES GROUP
Hot Springs, AR	Manufacturing facility/office	195,200	Owned
Brea, CA	Manufacturing facility	90,000	Leased
Calexico, CA	Warehouse	4,600	Leased
Chatsworth, CA	Manufacturing facility/office	101,900	Owned
City of Industry, CA	Manufacturing facility/office	75,000	Leased
El Cajon, CA	Manufacturing facility/office	94,300	Leased
Hawthorne, CA	Manufacturing facility	1,348,700	Leased
Lynwood, CA	Processing and finishing facility/office	59,700	Leased
Lynwood, CA	Office/warehouse/aerospace metal processing	105,000	Leased
Torrance, CA	Processing facility	86,000	Leased
Walnut, CA	Manufacturing facility/office	207,000	Leased
Bejing, China	Manufacturing facility/office	57,500	Leased
Farnborough, England	Manufacturing facility/office	31,600	Leased
Stuart, FL	Manufacturing facility	519,700	Leased
Milledgeville, GA	Manufacturing facility/assembly facility	566,200	Owned
Milledgeville, GA	Manufacturing facility/assembly facility	66,000	Leased
Hamburg, Germany	Office	1,200	Leased
Shelbyville, IN	Manufacturing facility/office	193,900	Owned
Wichita, KS	Manufacturing facility/office	172,275	Leased
Mexicali, Mexico	Manufacturing facility/office	261,000	Owned
Grandview, MO	Manufacturing facility/office	78,000	Owned
Taylorsville, NC	Manufacturing facility/office	52,100	Lease
Westbury, NY	Manufacturing facility/office	93,500	Leased
Westbury, NY	Aerospace metal processing	12,500	Leased
Westbury, NY	Office	10,700	Owned
Nashville, TN	Manufacturing facility/assembly facility/office	2,198,700	Owned
Arlington, TX	Office	111,400	Leased
Dallas, TX	High-speed wind tunnel	28,900	Owned
Fort Worth, TX	Manufacturing facility/office	114,100	Owned
Grand Prairie, TX	Manufacturing facility	804,500	Leased
Kilgore, TX	Manufacturing facility/office	83,000	Owned
Red Oak, TX	Manufacturing facility/office	904,500	Owned
Rayong, Thailand	Manufacturing facility/office	158,000	Leased
Everett, WA	Manufacturing facility	153,000	Leased
Spokane, WA	Manufacturing facility/office	392,000	Owned

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AEROSPACE SYSTEMS GROUP
Chandler, AZ	Manufacturing facility/office	34,300	Leased
Santa Ana, CA	Processing and finishing facility/office	105,145	Owned
San Diego, CA	Force measurement systems facility	7,000	Leased
Valencia, CA	Manufacturing facility/office	87,000	Leased
Toronto, Canada	Manufacturing facility/office	76,800	Owned
Bethel, CT	Office	1,700	Leased
Bloomfield, CT	Manufacturing facility/office	29,800	Leased
East Lyme, CT	Manufacturing facility/office	59,600	Owned
West Hartford, CT	Manufacturing facility/office	250,000	Owned
Alfortville, France	Manufacturing facility/office	18,200	Leased
Heiligenhaus, Germany	Manufacturing facility/office	19,214	Leased
Shelbyville, IN	Manufacturing facility/office	100,000	Owned
Macomb, MI	Manufacturing facility/office	86,000	Leased
Freeport, NY	Manufacturing facility/office/warehouse	29,000	Owned
Rochester, NY	Engineering office	3,900	Leased
Clemmons, NC	Manufacturing facility/repair/office	110,000	Owned
Forest, OH	Manufacturing facility/office	125,000	Owned
Albany, OR	Machine shop/office	25,000	Owned
North Wales, PA	Manufacturing facility/office	111,400	Owned
Orangeburg, SC	Machine shop	52,000	Owned
Basildon, UK	Manufacturing facility/office	9,110	Leased
Buckley, UK	Manufacturing facility/office	8,000	Leased
Park City, UT	Manufacturing facility/office	180,000	Owned
Newport News, VA	Engineering/manufacturing/office	93,000	Leased
Redmond, WA	Manufacturing facility/office	41,800	Leased

Location	Description	Square Footage	Owned/ Leased
TRIUMPH AFTERMARKET SERVICES GROUP
Hot Springs, AR	Machine shop/office	219,700	Owned
Hot Springs, AR	Machine shop/office	257,500	Owned
Chandler, AZ	Thermal processing facility/office	15,000	Leased
Chandler, AZ	Repair and overhaul/office	91,013	Leased
Phoenix, AZ	Repair and overhaul/office	48,900	Leased
Tempe, AZ	Manufacturing facility/office	59,500	Owned
Tempe, AZ	Machine shop	7,000	Owned
Atlanta, GA	Manufacturing facility/office	32,000	Leased
Indianapolis, IN	Machine shop/office	21,000	Leased
Wellington, KS	Repair and overhaul/office	83,400	Leased
Oakdale, PA	Production/warehouse/office	48,000	Leased
Grand Prairie, TX	Production/office	28,600	Leased
Grand Prairie, TX	Repair and overhaul shop/office	60,000	Leased
San Antonio, TX	Repair and overhaul/office	30,000	Leased
Chonburi, Thailand	Repair and overhaul shop/office	85,000	Owned
CORPORATE AND OTHER
Berwyn, PA	Office	17,000	Leased
Zacatecas, Mexico	Manufacturing facility/office	270,000	Owned
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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

Range of Market Price
Our common stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our common stock for the periods indicated:

	High	Low
Fiscal 2013
1st Quarter	$66.89	$53.46
2nd Quarter	63.88	55.71
3rd Quarter	67.51	60.79
4th Quarter	79.77	65.73
Fiscal 2014
1st Quarter	$81.80	$71.02
2nd Quarter	85.50	67.90
3rd Quarter	76.37	68.56
4th Quarter	79.90	61.41

On May 1, 2014, the reported closing price for our common stock was $65.17. As of May 1, 2014, there were approximately 102 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 30,000 persons.
Dividend Policy
During fiscal 2014 and 2013, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 29, 2014, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding Common Stock. The dividend is next payable on June 15, 2014 to stockholders of record as of May 30, 2014.
Repurchases of Stock
The following summarizes repurchases made pursuant to the Company's share repurchase plan during the three years ended March 31, 2014. In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. From the inception of the program through March 31, 2013, we have repurchased 499,200 shares (prior to fiscal 2012 stock split) for a purchase price of $19.2 million. During the fiscal year ended March 31, 2014, we repurchased 300,000 shares (subsequent to fiscal 2012 stock split) for a purchase price of $19.1 million. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. In May 2014, under the existing stock repurchase program, the Company repurchased 324,841 shares for $22.1 million. As a result, as of May 17, 2014, the Company remains able to purchase an additional 4,875,959 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
March 1, 2014 - March 31, 2014	300,000	$63.78	799,200	5,200,800

Equity Compensation Plan Information
The information required regarding equity compensation plan information will be included in our Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be held on July 18, 2014, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 and Russell 2000 indexes and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2009 and its relative performance is tracked through March 31, 2014.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., The Russell 1000 and Russell 2000 Indexes
And The S&P Aerospace & Defense Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/09
3/10
3/11
3/12
3/13
3/14
Triumph Group, Inc.
Russell 2000
Russell 1000
S&P Aerospace & Defense

* $100 invested on March 31, 2009 in stock or index, including reinvestment of dividends.
** During fiscal year ended March 31, 2013, we moved from the Russell 2000 index to the Russell 1000 index.

	Fiscal year ended March 31
	3/09	3/10	3/11	3/12	3/13	3/14
Triumph Group, Inc.	100.00	184.14	232.87	330.77	415.43	342.52
Russell 1000	100.00	151.60	176.91	190.82	218.35	267.29
Russell 2000	100.00	162.77	204.75	204.37	237.69	296.87
S&P Aerospace & Defense	100.00	170.93	188.98	197.56	229.16	328.21

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Year Ended March 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,763,254	$3,702,702	$3,407,929	$2,905,348	$1,294,780
Cost of sales	2,911,802	2,763,488	2,564,995	2,231,864	927,211
	851,452	939,214	842,934	673,484	367,569
Selling, general and administrative expense	254,715	241,349	242,553	238,889	157,870
Depreciation and amortization	164,277	129,506	119,724	99,657	54,418
Relocation costs	31,290	—	—	—	—
Acquisition and integration expenses	—	2,665	6,342	20,902	—
Curtailments, settlements and early retirement incentives	1,166	34,481	(40,400)	—	—
Operating income	400,004	531,213	514,715	314,036	155,281
Interest expense and other	87,771	68,156	77,138	79,559	28,865
Gain on early extinguishment of debt	—	—	—	—	(39)
Income from continuing operations, before income taxes	312,233	463,057	437,577	234,477	126,455
Income tax expense	105,977	165,710	155,955	82,066	41,167
Income from continuing operations	206,256	297,347	281,622	152,411	85,288
Loss from discontinued operations	—	—	(765)	(2,512)	(17,526)
Net income	$206,256	$297,347	$280,857	$149,899	$67,762
Earnings per share:
Income from continuing operations:
Basic	$3.99	$5.99	$5.77	$3.39	$2.59
Diluted(6)	$3.91	$5.67	$5.43	$3.21	$2.56
Cash dividends declared per share	$0.16	$0.16	$0.14	$0.08	$0.08
Shares used in computing earnings per share:
Basic	51,711	49,663	48,821	45,006	32,918
Diluted(6)	52,787	52,446	51,873	47,488	33,332

	As of March 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(in thousands)
Balance Sheet Data:
Working capital	$1,142,144	$892,818	$741,105	$436,638	$487,411
Total assets	5,553,283	5,239,179	4,597,224	4,477,234	1,692,578
Long-term debt, including current portion	1,550,383	1,329,863	1,158,862	1,312,004	505,780
Total stockholders' equity	$2,283,911	$2,045,158	$1,793,369	$1,632,217	$860,686

(1)
Includes the acquisitions of Insulfab Product Line (Chase Corporation) (October 2013), General Donlee Canada, Inc. (October 2013) and Primus Composites (May 2013) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(2)
Includes the acquisitions of Goodrich Pump & Engine Control Systems, Inc. (March 2013) and Embee, Inc. (December 2012) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(3)	Includes the acquisition of Aviation Network Services, LLC. (October 2011) from the date of acquisition.

(4)	Includes the acquisition of Vought Aircraft Industries, Inc. (June 2010) from the date of acquisition.

(5)	Includes the acquisition of DCL Avionics, Inc. (January 2010) and Fabritech, Inc. (March 2010) from the date of each respective acquisition.

(6)
Diluted earnings per share for the fiscal years ended March 31, 2014, 2013, 2012 and 2011, included 811,083, 2,400,439, 2,606,189 and 2,040,896 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

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
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee. General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto and its results are included in the Aerospace Systems Group.
Effective May 6, 2013, the Company acquired four related entities collectively comprising Primus from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures segement from the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
Financial highlights for the fiscal year ended March 31, 2014 include:

•	Net sales for fiscal 2014 increased 1.6% to $3.76 billion, including a 6.1% decrease in organic sales.

•	Operating income in fiscal 2014 decreased 24.7% to $400.0 million.

•	Net income for fiscal 2014 decreased 30.6% to $206.3 million.

•	Backlog increased 4.9% over the prior year to $4.75 billion.
For the fiscal year ended March 31, 2014, net sales totaled $3.76 billion, a 1.6% increase from fiscal year 2013 net sales of $3.70 billion. Net income for fiscal year 2014 decreased 30.6% to $206.3 million, or $3.91 per diluted common share, versus $297.3 million, or $5.67 per diluted common share, for fiscal year 2013. As discussed in further detail below under "Results of Operations," the decrease in net income is attributable to additional 747-8 program costs ($85.0 million) and cost associated with the relocation from our Jefferson Street facility ($70.3 million).
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2014, we generated $135.1 million of cash flows from operating activities, used $246.7 million in investing activities and received $103.2 million from financing activities. Cash flows from operating activities in fiscal year 2014 included $46.3 million in pension contributions versus $109.8 million in fiscal year 2013.
We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales decreased in fiscal 2014 due to production rate cuts by our customers on the 747-8 and 767 program as it transitions from the commercial variant to the tanker and a decrease in military sales. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.
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
On March 1, 2013, sequestration was implemented for the U.S. Government fiscal year 2013. The lack of agreement between Congress and the Administration to end sequestration, certain Office of Management and Budget reports and communications from the U.S. Department of Defense ("U.S. DoD") indicate that there are likely to be reductions to our military business. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While the U.S. DoD would sustain the bulk of sequestration cuts affecting us, civil programs and agencies could be significantly impacted as well.
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in association with our relocation from our Jefferson Street facilities. As of March 31, 2014, we have incurred approximately $86.6 million in capital expenditures and $111.9 million in inventory costs associated with the Bombardier Global 7000/8000 program, for which we have not yet begun to deliver. The move was substantially completed during the fiscal year ended March 31, 2014.
As disclosed during fiscal 2014, we identified additional program costs in the current year of approximately $85.0 million, primarily related to the 747-8 program which we expected to record during fiscal 2014. These changes in program cost estimates were largely due to production rate changes, continued inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. While we have experienced improvements in performance metrics since the issues were identified, we have not yet recovered to the levels previously expected or as quickly as expected. These amounts have resulted primarily from reductions to the profitability estimates of our recent 747-8 production lots. Both the current and future production lots are expected to be profitable and not result in loss reserves.
While we are currently projecting the recurring production contracts to be profitable, there is still a substantial amount of risk similar to what we have experienced on these programs (particularly the 747-8). Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
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
As previously announced by Boeing in September 2013 and then subsequently revised in March 2014 to curtail production by an additional three months, the decision has been made to cease production of the C-17 during calendar year 2015. Major production related to this program is expected to cease by the end of fiscal 2015 We have received inquiries regarding proposal for spares which could extend production through the end of fiscal 2016, as we believe the United States Air Force will want to have continued contractor support for the C-17 program.
Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of GPECS, a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The acquisition of GPECS provides new capabilities in a market where we did not previously participate and further diversifies our customer base in electronic engine controls, fuel metering units and main fuel pumps for both OEM and aftermarket/spares end markets. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group segment from the date of acquisition.
Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, renamed Triumph Processing - Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The acquisition of Embee expands our current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The results for Triumph Processing - Embee Division, Inc. are included in the Aerospace Systems Group segment from the date of acquisition. The acquisitions of GPECS and Embee are collectively referred to hereafter as the "fiscal 2013 acquisitions."

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
The following table shows our Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2014	2013	2012
Income from continuing operations	$206,256	$297,347	$281,622
Amortization of acquired contract liabilities	(42,629)	(25,644)	(26,684)
Depreciation and amortization	164,277	129,506	119,724
Curtailments, settlements and early retirement incentives	1,166	34,481	(40,400)
Interest expense and other	87,771	68,156	77,138
Income tax expense	105,977	165,710	155,955
Adjusted EBITDA	$522,818	$669,556	$567,355

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$400,004	$252,910	$149,721	$42,265	$(44,892)
Curtailments, settlements and early retirement incentives	1,166	—	—	—	1,166
Amortization of acquired contract liabilities	(42,629)	(25,207)	(17,422)	—	—
Depreciation and amortization	164,277	114,302	37,453	7,529	4,993
Adjusted EBITDA	$522,818	$342,005	$169,752	$49,794	$(38,733)

	Fiscal year ended March 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$531,213	$469,873	$103,179	$45,380	$(87,219)
Curtailments, settlements and early retirement incentives	34,481	—	—	—	34,481
Amortization of acquired contract liabilities	(25,644)	(25,457)	(187)	—	—
Depreciation and amortization	129,506	95,884	19,870	9,118	4,634
Adjusted EBITDA	$669,556	$540,300	$122,862	$54,498	$(48,104)

	Fiscal year ended March 31, 2012
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$514,715	$403,414	$90,035	$31,859	$(10,593)
Curtailments, settlements and early retirement incentives	(40,400)				(40,400)
Amortization of acquired contract liabilities	(26,684)	(26,684)	—	—	—
Depreciation and amortization	119,724	89,113	17,363	9,487	3,761
Adjusted EBITDA	$567,355	$465,843	$107,398	$41,346	$(47,232)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

	Year Ended March 31,
	2014	2013
	(in thousands)
Net sales	$3,763,254	$3,702,702
Segment operating income	$444,896	$618,432
Corporate general and administrative expenses	(44,892)	(87,219)
Total operating income	400,004	531,213
Interest expense and other	87,771	68,156
Income tax expense	105,977	165,710
Net income	$206,256	$297,347

Net sales increased by $60.6 million, or 1.6%, to $3.8 billion for the fiscal year ended March 31, 2014 from $3.7 billion for the fiscal year ended March 31, 2013. The fiscal 2014 and fiscal 2013 acquisitions, net of current year and prior year divestitures contributed $282.6 million. Organic sales decreased $222.0 million, or 6.1%, due to production rate cuts by our customers on the 747-8 program and, as it transitions from the commercial variant to the tanker, the 767 program, and a decrease in military sales. The prior fiscal year was positively impacted by our customers' increased production rates on existing programs and new product introductions.
Cost of sales increased by $148.3 million, or 5.4%, to $2.9 billion for the fiscal year ended March 31, 2014 from $2.8 billion for the fiscal year ended March 31, 2013. This increase in cost of sales was largely due to increased sales. Gross margin for the fiscal year ended March 31, 2014 was 22.6% compared with 25.4% for the fiscal year ended March 31, 2013. This change was impacted by reductions in profitability estimates on the 747-8 program, driven largely by the identification of additional 747-8 program costs ($85.0 million) identified during the year, additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities ($38.4 million), price concessions ($4.0 million) and a non-recurring termination customer settlement ($9.5 million) which had a favorable impact on the prior year gross margin.

Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($53.2 million) resulting from changes in contract values and estimated costs that arose during the fiscal year. The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $14.3 million and gross unfavorable adjustments of $67.5 million, of which $29.8 million was related to the additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during the fiscal year discussed above and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during the year. These decreases were offset by lower pension and other postretirement benefit expense of $12.7 million. Gross margins for fiscal 2013 included net unfavorable cumulative catch-up adjustments of $14.6 million.
Segment operating income decreased by $173.5 million, or 28.1%, to $444.9 million for the fiscal year ended March 31, 2014 from $618.4 million for the fiscal year ended March 31, 2013. The organic operating income decreased $173.7 million, or 30.2%, and was a direct result of the decrease in organic sales, the decreased gross margins noted above, moving costs related to the relocation from our Jefferson Street facilities ($31.3 million), and legal fees ($4.3 million), offset by an insurance claim related to Hurricane Sandy ($6.8 million).
Corporate expenses decreased by $42.3 million, or 48.5% to $44.9 million for the fiscal year ended March 31, 2014 from $87.2 million for the fiscal year ended March 31, 2013. Corporate expenses decreased primarily due to pension curtailment losses and early retirement incentives ($34.5 million) for the fiscal year ended March 31, 2013, offset by a pension settlement charge ($2.1 million) for the fiscal year ended March 31, 2014. Corporate expenses also included lower compensation expense of $4.6 million due to decreased performance.
Interest expense and other increased by $19.6 million, or 28.8%, to $87.8 million for the fiscal year ended March 31, 2014 compared to $68.2 million for the prior year. Interest expense and other for the fiscal year ended March 31, 2014 increased due to the redemption of the 2017 Notes, which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees. Interest expense and other for the fiscal year ended March 31, 2014 also increased due to higher average debt outstanding during the period as compared to the fiscal year ended March 31, 2013.
The effective income tax rate was 33.9% for the fiscal year ended March 31, 2014 and 35.8% for the fiscal year ended March 31, 2013. The income tax provision for the fiscal year ended March 31, 2014 was reduced to reflect unrecognized tax benefits of $0.7 million and an additional research and development tax credit carryforward and NOL carryforward of $2.3 million. The effective income tax rate for the fiscal year ended March 31, 2013 reflects the retroactive reinstatement of the research and development tax credit back to January 2012. The income tax provision for the fiscal year ended March 31, 2013 included $2.2 million of tax expense due to the recapture of domestic production deductions taken in earlier years associated with a refund claim of $25.2 million filed in the second quarter of fiscal 2013. The refund claim receivable is included in "Other, net" in the consolidated balance sheet as of March 31, 2014 and 2013.
In January 2014, the Company sold all of its shares of Triumph Aerospace Systems-Wichita, Inc. for total cash proceeds of $23.0 million, which resulted in no gain or loss from the sale.
In April 2013, the Company sold the assets and liabilities of Triumph Instruments-Burbank and Triumph Instruments-Ft. Lauderdale for total proceeds of $11.2 million, resulting in a loss of $1.5 million.
The Company expects to have significant continuing involvement in the businesses and markets of the disposed entities and therefore, the disposal groups did not meet the criteria to be classified as discontinued operations.

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

	Year Ended March 31,
	2014	2013	2012
Aerostructures
Commercial aerospace	42.3%	43.9%	39.4%
Military	16.1	18.9	23.5
Business Jets	10.0	11.2	11.3
Regional	0.4	0.5	0.5
Non-aviation	0.5	0.7	0.7
Total Aerostructures net sales	69.3%	75.2%	75.4%
Aerospace Systems
Commercial aerospace	8.5%	6.3%	5.9%
Military	11.4	7.9	7.7
Business Jets	1.0	0.7	0.8
Regional	1.0	0.4	0.5
Non-aviation	1.3	1.2	1.1
Total Aerospace Systems net sales	23.2%	16.5%	16.0%
Aftermarket Services
Commercial aerospace	6.3%	6.8%	6.6%
Military	0.7	1.0	0.9
Business Jets	—	0.3	0.4
Regional	0.2	0.1	0.2
Non-aviation	0.3	0.1	0.5
Total Aftermarket Services net sales	7.5%	8.3%	8.6%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. While we have recently seen an increase in our military end market, we experienced a slight decrease in our organic military end market, which has been offset by our recent acquisitions. Due to the continued strength in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act and the sequestration discussed above, we expect the declining trend in the military end market to continue.
Business Segment Performance—Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

	Year Ended March 31,		% Change	% of Total Sales
	2014	2013		2014	2013
	(in thousands)
NET SALES
Aerostructures	$2,612,439	$2,781,344	(6.1)%	69.4%	75.1%
Aerospace Systems	871,751	615,771	41.6%	23.2%	16.6%
Aftermarket Services	287,343	314,507	(8.6)%	7.6%	8.5%
Elimination of inter-segment sales	(8,279)	(8,920)	(7.2)%	(0.2)%	(0.2)%
Total net sales	$3,763,254	$3,702,702	1.6%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2014	2013		2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$252,910	$469,873	(46.2)%	9.7%	16.9%
Aerospace Systems	149,721	103,179	45.1%	17.2%	16.8%
Aftermarket Services	42,265	45,380	(6.9)%	14.7%	14.4%
Corporate	(44,892)	(87,219)	(48.5)%	n/a	n/a
Total segment operating income	$400,004	$531,213	(24.7)%	10.6%	14.3%

	Year Ended March 31,		% Change	% of Segment Sales
	2014	2013		2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$342,005	$540,300	(36.7)%	13.1%	19.4%
Aerospace Systems	169,752	122,862	38.2%	19.5%	20.0%
Aftermarket Services	49,794	54,498	(8.6)%	17.3%	17.3%
Corporate	(38,733)	(48,104)	(19.5)%	n/a	n/a
	$522,818	$669,556	(21.9)%	13.9%	18.1%

Aerostructures:    The Aerostructures segment net sales decreased by $168.9 million, or 6.1%, to $2.6 billion for the fiscal year ended March 31, 2014 from $2.8 billion for the fiscal year ended March 31, 2013. Organic sales decreased $228.9 million, or 8.3%, and the acquisition of Primus contributed $65.5 million in net sales. Organic sales decreased due to production rate cuts by our customers on the 747-8 program and as it transitions from the commercial variant to the tanker, the 767 program and a decrease in military sales.
Aerostructures cost of sales increased by $5.3 million, or 0.3%, to $2.1 billion for the fiscal year ended March 31, 2014 from $2.1 billion for the fiscal year ended March 31, 2013. Organic cost of sales decreased $51.7 million, or 2.5% and the acquisition of Primus contributed $61.0 million to cost of sales. Organic cost of sales declined due to decreased organic revenues discussed above partially offset by reductions in profitability estimates on the 747-8 programs, driven largely by the identification of additional program costs ($85.0 million) identified during the year and additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($38.4 million).
Organic gross margin for the fiscal year ended March 31, 2014 was 18.9% compared with 23.8% for the fiscal year ended March 31, 2013. The organic gross margin included net unfavorable cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $14.3 million and gross unfavorable adjustments of $67.5 million, of which $29.8 million was related to the additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during the fiscal year and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during the year. These decreases were offset by lower pension and other postretirement benefit expense of $12.7 million. Segment cost of sales for the fiscal year ended March 31, 2013 included net unfavorable cumulative catch-up adjustments of $14.6 million.
Aerostructures segment operating income decreased by $217.0 million, or 46.2%, to $252.9 million for the fiscal year ended March 31, 2014 from $469.9 million for the fiscal year ended March 31, 2013. Operating income was directly affected by the decrease in organic sales, the decreased organic gross margins noted above, and moving costs related to the relocation from our Jefferson Street facilities ($31.3 million). Additionally, these same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 9.7% for the fiscal year ended March 31, 2014 as compared with 16.9% for the fiscal year ended March 31, 2013, due to decreased sales, additional 747-8 program costs, relocation costs related to our exit from the Jefferson Street facilities, offset by lower compensation and benefits and lower pension and other postretirement benefit expenses discussed above, which also caused the decline in the Adjusted EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $256.0 million, or 41.6%, to $871.8 million for the fiscal year ended March 31, 2014 from $615.8 million for the fiscal year ended March 31, 2013. The acquisition of General Donlee and the fiscal 2013 acquisitions contributed $248.2 million of increased sales. Organic net sales increased $7.8 million, or 1.3%.
Aerospace Systems cost of sales increased by $156.8 million, or 37.8%, to $571.8 million for the fiscal year ended March 31, 2014 from $415.0 million for the fiscal year ended March 31, 2013. Organic cost of sales increased $11.6 million, or 2.9%, the acquisition of General Donlee and the fiscal 2013 acquisitions contributed $145.3 million in cost of sales. Organic gross margin for the fiscal year ended March 31, 2014 was 31.2% compared with 32.2% for the fiscal year ended March 31, 2013.
Aerospace Systems segment operating income increased by $46.5 million, or 45.1%, to $149.7 million for the fiscal year ended March 31, 2014 from $103.2 million for the fiscal year ended March 31, 2013. Operating income increased primarily due to the acquisition of General Donlee and fiscal 2013 acquisitions and by an insurance claim related to Hurricane Sandy ($6.8 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 17.2% for the fiscal year ended March 31, 2014 as compared with 16.8% for the fiscal year ended March 31, 2013, increased primarily due to the acquisition of General Donlee and fiscal 2013 acquisitions, as noted above. Adjusted EBITDA margin decreased due to the insurance gain from Hurricane Sandy.
Aftermarket Services:    The Aftermarket Services segment net sales decreased by $27.2 million, or 8.6%, to $287.3 million for the fiscal year ended March 31, 2014 from $314.5 million for the fiscal year ended March 31, 2013. Organic sales decreased $1.6 million, or 0.6%, and the previously divested Triumph Instruments companies contributed $25.5 million in net sales for the fiscal year ended March 31, 2013.
Aftermarket Services cost of sales decreased by $15.6 million, or 6.8%, to $213.9 million for the fiscal year ended March 31, 2014 from $229.5 million for the fiscal year ended March 31, 2013. The organic cost of sales increased $3.0 million, or 1.4%, and the previously divested Triumph Instruments companies contributed $18.5 million to cost of sales for the fiscal year ended March 31, 2013. Organic gross margin for the fiscal year ended March 31, 2014 was 25.6% compared with 27.0% for the fiscal year ended March 31, 2013. The decrease in gross margin was impacted by decreased military sales and changes in sales mix.
Aftermarket Services segment operating income decreased by $3.1 million, or 6.9%, to $42.3 million for the fiscal year ended March 31, 2014 from $45.4 million for the fiscal year ended March 31, 2013. Operating income decreased primarily due to the decrease in gross margin noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 14.7% for the fiscal year ended March 31, 2014 as compared with 14.4% for the fiscal year ended March 31, 2013.
Business Segment Performance—Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

	Year Ended March 31,		% Change	% of Total Sales
	2013	2012		2013	2012
	(in thousands)
NET SALES
Aerostructures	$2,781,344	$2,571,576	8.2%	75.1%	75.5%
Aerospace Systems	615,771	551,800	11.6%	16.6%	16.2%
Aftermarket Services	314,507	292,674	7.5%	8.5%	8.6%
Elimination of inter-segment sales	(8,920)	(8,121)	9.8%	(0.2)%	(0.2)%
Total net sales	$3,702,702	$3,407,929	8.6%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2013	2012		2013	2012
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$469,873	$403,414	16.5%	16.9%	15.7%
Aerospace Systems	103,179	90,035	14.6%	16.8%	16.3%
Aftermarket Services	45,380	31,859	42.4%	14.4%	10.9%
Corporate	(87,219)	(10,593)	723.4%	n/a	n/a
Total segment operating income	$531,213	$514,715	3.2%	14.3%	15.1%

	Year Ended March 31,		% Change	% of Total Sales
	2013	2012		2013	2012
	(in thousands)
Adjusted EBITDA
Aerostructures	$540,300	$465,843	16.0%	19.4%	18.1%
Aerospace Systems	122,862	107,398	14.4%	20.0%	19.5%
Aftermarket Services	54,498	41,346	31.8%	17.3%	14.1%
Corporate	(48,104)	(47,232)	1.8%	n/a	n/a
	$669,556	$567,355	18.0%	18.1%	16.6%
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
Aerospace Systems segment operating income increased by $13.1 million, or 14.6%, to $103.2 million for the fiscal year ended March 31, 2013 from $90.0 million for the fiscal year ended March 31, 2012. Operating income increased primarily due to increases in gross margin due to sales mix and increased efficiencies in production associated with higher volume of work and increased sales, offset by increased legal fees ($2.1 million), increased development costs ($2.1 million), increased amortization expense ($1.5 million) due to additional intangible assets from the fiscal 2013 acquisitions and production delay and related costs due to Hurricane Sandy ($1.6 million). These same factors, except for the increased amortization expense, contributed to the increase in Adjusted EBITDA year over year.
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
Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2014, we generated approximately $135.1 million of cash flow from operating activities, used approximately $246.7 million in investing activities and received approximately $103.2 million from financing activities. Cash flows from operating activities included $46.3 million in pension contributions in fiscal 2014, compared to $109.8 million in fiscal 2013.
For the fiscal year ended March 31, 2014, we had a net cash inflow of $135.1 million from operating activities, an inflow decrease of $185.8 million, compared to a net cash inflow of $320.9 million for the fiscal year ended March 31, 2013. During fiscal 2014, the decrease in net cash inflows were primarily due to relocation costs related to our exit from the Jefferson Street facilities ($31.3 million), disruption related to relocation from the Jefferson Street facilities ($24.7 million), additional 747-8 program costs ($85 million), offset by increased receipts on accounts receivable of approximately $14.2 million driven by additional sales from the fiscal 2014 and fiscal 2013 acquisitions.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead for the relocation from our largest facilities. During fiscal 2014, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $58.9 million and $19.5 million, respectively. Additionally, inventory build ahead of programs impacted by our facility relocation was approximately $22.8 million. Unliquidated progress payments netted against inventory increased $40.9 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain flat over the next few quarters.
Cash flows used in investing activities for the fiscal year ended March 31, 2014 decreased $220.6 million from the fiscal year ended March 31, 2013. Cash flows used in investing activities included the fiscal 2014 acquisitions of $94.5 million, as compared to $349.6 million for fiscal 2013 acquisitions, and $86.6 million in capital expenditures associated with our new facilities in Red Oak, Texas.

Cash flows from financing activities for the fiscal year ended March 31, 2014 decreased $45.4 million from the fiscal year ended March 31, 2013 principally due to additional borrowings on our Credit Facility and the addition of the Term Loan to fund the acquisitions of General Donlee and Primus, the redemption of the 2017 Notes and purchase of shares ($19.1 million) offset by the redemption of certain Convertible Notes ($96.5 million).
As of March 31, 2014, $769.1 million was available under the Credit Facility.  On March 31, 2014, an aggregate amount of approximately $194.4 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
On November 19, 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $375.0 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $1,000.0 million and increase the accordion feature to $250.0 million, and (iii) amend certain other terms and covenants. The amendment resulted in a more favorable pricing grid and a more streamlined package of covenants and restrictions.
The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2014, the Company was in compliance with all such covenants.
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
For further information on the Company's long-term debt, see Note 10 of "Notes to Consolidated Financial Statements".
During the fiscal year ended March 31, 2013, we generated approximately $320.9 million of cash flow from operating activities, used approximately $467.4 million in investing activities and received approximately $148.6 million from financing activities. Cash flows from operating activities included $109.8 million in pension contributions in fiscal 2013, compared to $122.2 million in fiscal 2012.
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
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs. During fiscal 2013, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program, was $51.9 million, an increase of $32.7 million, compared to the prior year. Additionally, inventory build for mature programs, including costs associated with announced increasing build rates on several programs was approximately $47.9 million, a decrease of $6.4 million compared to the same period in the prior year. Unliquidated progress payments netted against inventory decreased $40.3 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain flat over the next few quarters.
Cash flows used in investing activities for the fiscal year ended March 31, 2013 increased $397.6 million from the fiscal year ended March 31, 2012 principally due to the Fiscal 2013 Acquisitions ($350.4 million). Cash flows from financing activities for the fiscal year ended March 31, 2013 increased $314.9 million from the fiscal year ended March 31, 2012 principally due to the proceeds from the issuance of the 2021 Notes ($375.0 million) offset by the redemption of certain Convertible Notes ($19.3 million).
At March 31, 2014, $25.0 million of cash and cash equivalents were held by foreign subsidiaries and were primarily denominated in foreign currencies. If these amounts would be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. We currently expect to utilize the balances to fund our foreign operations.
Capital expenditures were $206.4 million for the fiscal year ended March 31, 2014 which includes the construction of our facilities in Red Oak, Texas. We funded these expenditures through cash from operations and borrowings under the Credit

Facility. We expect capital expenditures and investments in new major programs of approximately $240.0 million to $260.0 million for our fiscal year ending March 31, 2015, of which $125.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal(1)	$1,551,960	$49,575	$236,128	$874,514	$391,743
Debt-interest(2)	294,417	62,012	123,029	98,011	11,365
Operating leases	129,974	21,038	34,332	22,357	52,247
Contingent payments	1,900	900	1,000	—	—
Purchase obligations	1,679,184	1,212,396	435,620	30,959	209
Total	$3,657,435	$1,345,921	$830,109	$1,025,841	$455,564
_______________________________________________

(1)	Included in the Company's consolidated balance sheet at March 31, 2014, plus discount on 2018 Notes of $1.6 million, being amortized to expense through July 2018.

(2)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $7.7 million as of March 31, 2014 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $86.6 million and $18.1 million in capital expenditures during the fiscal years ended March 31, 2014 and 2013, respectively, associated with this plan. The Company incurred approximately $69.7 million and $1.8 million of expenses related to the relocation, disruption and accelerated depreciation during fiscal years March 31, 2014 and 2013, respectively. The relocation was substantially completed during the fiscal year ended March 31, 2014.
In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2014 as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2014	$2,160,708	$311,012
Plan assets at March 31, 2014	1,933,269	—
Projected contributions by fiscal year
2015	114,822	26,572
2016	40,000	26,411
2017	40,000	26,421
2018	—	26,305
2019	—	26,289
Total 2015 - 2019	$194,822	$131,998
Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we have a stated policy to grow through acquisitions and are continuously evaluating various acquisition opportunities, while opportunistically buying back shares to return capital to our shareholders. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions is successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.
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
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered (see Note 5 of "Notes to Consolidated Financial Statements for further discussion).

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
For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating income, net income and earnings per share by approximately $(53.2) million, $(35.1) million and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014 included gross favorable adjustments of approximately $14.3 million and gross unfavorable adjustments of approximately $67.5 million. For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14.6) million, $(9.4) million and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15.9 million and gross unfavorable adjustments of approximately $30.5 million. For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18.3 million, $11.8 million and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29.5 million and gross unfavorable adjustments of approximately $11.3 million.
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
While the Company is currently projecting its recurring production contracts to be profitable, there is still a substantial amount of risk similar to what the Company has experienced on certain programs. Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
For example, significant cost growth experienced on the 747-8 program during fiscal 2014 resulted in lower than expected margins during the year, but the current year deliveries were still profitable. We have assessed the profitability of future production related to the 747-8 program and currently project that the program will continue to be profitable. However, if significant cost growth is experienced and cost reduction strategies are not successfully implemented, profit margin on the 747-8 program could continue to deteriorate or a loss might be incurred on future recurring production blocks.
Included in net sales of the Aerostructures Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisitions of Vought and Primus. For the fiscal years ended March 31, 2014, 2013 and 2012, we recognized $25.2 million, $25.5 million and $26.7 million, respectively, in net sales in our consolidated statements of income.
Included in net sales of the Aerospace Systems Group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of the acquisition of GPECS. For the fiscal years ended March 31, 2014 and 2013, we recognized $17.4 million and $0.2 million, respectively, in net sales in our consolidated statements of income.
The Aftermarket Services Group provides repair and overhaul services, certain of which are provided under long-term power-by-the-hour contracts, comprising approximately 5% of the segment's fiscal 2013 net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
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
We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal 2014, 2013 or 2012. In the fourth quarter of fiscal 2014, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment for each of the Company's three reporting units, which indicated that the fair value of the reporting unit exceeded its carrying amount, including goodwill.
As of March 31, 2014 and 2013, the Company had a $438.4 million indefinite-lived intangible asset associated with the Vought and Embee tradenames. The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carry value over the amount of fair value is recognized as an impairment.
We incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2014, 2013 or 2012. In the fourth quarter of fiscal 2014, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment, for each of the Company's indefinite-lived intangible assets, which indicated that the fair value of the indefinite-lived intangible assets exceeded its carrying amount.
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
During the fiscal year ended March 31, 2012, a $2.9 million favorable fair value adjustment was recorded due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2014, 2013 and 2012, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed 5 - 15 years ago (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion).
The acquired contract liabilities, net, are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $42.6 million, $25.5 million and $26.7 million in the fiscal years ended March 31, 2014, 2013 and 2012, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2014 is approximately $141.5 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2015—$30.8 million; 2016—$26.9 million; 2017—$21.6 million; 2018—$16.8 million; 2019—$17.1 million; Thereafter—$28.4 million.
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
The assumed discount rate utilized is based on a point-in-time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of yield rates associated with long-term, high-quality corporate bonds as of the measurement date and use of models that discount projected benefit payments using the spot rates developed from the yields on selected long-term, high-quality corporate bonds. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rate at March 31, 2014 increased to 4.32% from 4.07% at March 31, 2013.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining service period of active plan participants expected to receive benefits. The expected long-term rate of return for fiscal 2015, 2014 and 2013, respectively, is 8.25%.
The assumed average rate of compensation increase represents the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in calculating the PBO and annual pension expense.
In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2014. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
In accordance with ASC 715, Compensation—Retirement Benefits topic, we recognized the funded status of our benefit obligation. This funded status is remeasured as of our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan's assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of the remeasurement date based on our evaluation of data from fund managers and comparable market data.
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
See Note 15 of "Notes to Consolidated Financial Statements" for a summary of the key events that affected on our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2014, 2013 and 2012.
Pension income, excluding curtailments, settlements and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2014 was $35.0 million compared with pension income of $26.0 million for the fiscal year ended March 31, 2013 and $14.0 million for the fiscal year ended March 31, 2012. For the fiscal year ending March 31, 2015, the Company expects to recognize pension income of approximately $31.0 million. Excluding the effect of the net curtailments in fiscal 2013, the increase in expected pension income in fiscal year 2014 results principally from asset performance in fiscal year 2013 exceeding the expected long-term rate of return on plan assets.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2013-11 ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, The FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 201-02"). ASU 2013-02 amended ASC 220 to require companies to report, in one place, information about reclassifications out of other comprehensive income (loss) to net income by their respective income statement line item. For items not reclassified to net income in their entirety, the Company is required to reference other disclosures that provide greater detail about these reclassifications. The Company adopted the guidance effective April 1, 2013. Other than the additional disclosures, the adoption of the guidance did not have an impact on the Company's financial statements.
In July 2012, The FASB issued authoritative guidance included in ASC Topic 350, Intangibles-Goodwill and Other. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, Intangibles-Goodwill and Other. This guidance allows the Company to adopt the topic early to use it in its annual impairment testing for the fiscal year ending March 31, 2013. This guidance did not have a material impact on the Company's consolidated balance sheets, statements of income, or statements of cash flows.
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
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2014, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2014, approximately 53% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt, however, a portion of our variable debt is fixed through an interest rate swap. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."
The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2014. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2014.
Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$44,829	$37,308	$34,072	$40,877	$646,260	$389,371	$1,192,717
Weighted-average interest rate (%)	5.34%	5.40%	5.46%	5.54%	5.38%	2.48%
Variable-rate cash flows (in thousands)	$—	$—	$162,400	$194,406	$—	$2,178	$358,984
Weighted-average interest rate (%)	1.32%	1.32%	1.32%	1.73%	0.03%	2.50%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 17, 2014

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,998	$32,037
Trade and other receivables, less allowance for doubtful accounts of $6,535 and $5,372	517,707	448,865
Inventories, net of unliquidated progress payments of $165,019 and $124,128	1,111,767	985,535
Rotable assets	41,666	34,853
Deferred income taxes	57,308	99,546
Prepaid expenses and other	24,897	24,481
Assets held for sale	—	14,747
Total current assets	1,782,343	1,640,064
Property and equipment, net	930,973	815,084
Goodwill	1,791,831	1,721,720
Intangible assets, net	978,182	995,519
Other, net	69,954	66,792
Total assets	$5,553,283	$5,239,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$49,575	$133,930
Accounts payable	317,334	327,008
Accrued expenses	273,290	283,687
Liabilities related to assets held for sale	—	2,621
Total current liabilities	640,199	747,246
Long-term debt, less current portion	1,500,808	1,195,933
Accrued pension and other postretirement benefits, noncurrent	508,524	671,175
Deferred income taxes, noncurrent	385,085	310,794
Other noncurrent liabilities	234,756	268,873
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,459,020 and 50,123,035 shares issued; 52,159,020 and 50,123,035 shares outstanding	52	50
Capital in excess of par value	866,281	848,372
Treasury stock, at cost, 300,000 and 0 shares	(19,134)	—
Accumulated other comprehensive loss	(18,908)	(60,972)
Retained earnings	1,455,620	1,257,708
Total stockholders' equity	2,283,911	2,045,158
Total liabilities and stockholders' equity	$5,553,283	$5,239,179

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2014	2013	2012
Net sales	$3,763,254	$3,702,702	$3,407,929
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,911,802	2,763,488	2,564,995
Selling, general and administrative	254,715	241,349	242,553
Depreciation and amortization	164,277	129,506	119,724
Relocation costs	31,290	—	—
Integration expenses	—	2,665	6,342
Curtailments, settlements and early retirement incentives	1,166	34,481	(40,400)
	3,363,250	3,171,489	2,893,214
Operating income	400,004	531,213	514,715
Interest expense and other	87,771	68,156	77,138
Income from continuing operations before income taxes	312,233	463,057	437,577
Income tax expense	105,977	165,710	155,955
Income from continuing operations	206,256	297,347	281,622
Loss from discontinued operations, net	—	—	(765)
Net income	$206,256	$297,347	$280,857
Earnings per share—basic:
Income from continuing operations	$3.99	$5.99	$5.77
Loss from discontinued operations, net	—	—	(0.02)
Net income	$3.99	$5.99	$5.75
Weighted-average common shares outstanding—basic	51,711	49,663	48,821
Earnings per share—diluted:
Income from continuing operations	$3.91	$5.67	$5.43
Loss from discontinued operations, net	—	—	(0.01)
Net income	$3.91	$5.67	$5.41	*
Weighted-average common shares outstanding—diluted	52,787	52,446	51,873

*	Difference due to rounding.
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended March 31,
	2014	2013	2012
Net income	$206,256	$297,347	$280,857
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,315)	(1,832)	(2,852)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes $21, $0 and ($2,715), respectively	(37)	—	4,430
Actuarial gain (loss), net of taxes ($27,546), $27,375, and $58,737, respectively	45,995	(45,976)	(95,832)
Reclassification from net income - (gains) losses, net of tax expense (benefit):
Amortization of net loss, net of taxes of ($5,647), ($119), and ($41), respectively	9,402	199	67
Recognized prior service credits, net of taxes of $6,814, $2,453 and $22,036, respectively	(11,346)	(4,056)	(35,954)
Total defined benefit pension plans and other postretirement benefits, net of taxes	44,014	(49,833)	(127,289)
Cash flow hedges:
Unrealized gain arising during period, net of tax (expense) benefit of ($884), ($25) and $0, respectively	1,384	41	—
Reclassification of (gain) loss included in net earnings, net of tax expense (benefit) of $11, $26 and ($222), respectively	(19)	(42)	364
Net unrealized gain (loss) on cash flow hedges, net of tax	1,365	(1)	364
Total other comprehensive (loss) income	42,064	(51,666)	(129,777)
Total comprehensive income	$248,320	$245,681	$151,080

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2011	48,513,422	$49	$819,197	$(5,085)	$120,471	$697,585	$1,632,217
Net income	—	—	—	—	—	280,857	280,857
Foreign currency translation adjustment	—	—	—	—	(2,852)	—	(2,852)
Pension liability adjustment, net of income taxes of $77,523	—	—	—	—	(127,289)	—	(127,289)
Change in fair value of foreign currency hedges, net of income taxes of $222	—	—	—	—	364	—	364
Issuance of stock upon conversion of convertible notes	772,438	—	5,524	—	—	—	5,524
Reclassification adjustment to temporary equity for exercisable put on convertible notes	—	—	2,506	—	—	—	2,506
Exercise of stock options	136,254	—	—	3,978	—	(1,137)	2,841
Cash dividends ($0.14 per share)	—	—	—	—	—	(6,899)	(6,899)
Share-based compensation	123,890	1	4,828	—	—	—	4,829
Repurchase of restricted shares for minimum tax obligation	(14,264)	—	—	(609)	—	—	(609)
Excess tax benefit from exercise of stock options	—	—	1,880	—	—	—	1,880
Balance at March 31, 2012	49,531,740	50	833,935	(1,716)	(9,306)	970,406	1,793,369
Net income	—	—	—	—	—	297,347	297,347
Foreign currency translation adjustment	—	—	—	—	(1,832)	—	(1,832)
Pension liability adjustment, net of income taxes of ($29,710)	—	—	—	—	(49,833)	—	(49,833)
Change in fair value of foreign currency hedges, net of income taxes of $1	—	—	—	—	(1)	—	(1)
Issuance of stock upon conversion of convertible notes	395,269	—	2,597	—	—	—	2,597
Exercise of stock options	128,356	—	622	3,556	—	(2,040)	2,138
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,005)	(8,005)
Share-based compensation	97,947	—	6,590	—	—	—	6,590
Repurchase of restricted shares for minimum tax obligation	(30,277)	—	—	(1,840)	—	—	(1,840)
Excess tax benefit from exercise of stock options	—	—	4,628	—	—	—	4,628
Balance at March 31, 2013	50,123,035	50	848,372	—	(60,972)	1,257,708	2,045,158
Net income	—	—	—	—	—	206,256	206,256
Foreign currency translation adjustment	—	—	—	—	(3,315)	—	(3,315)
Pension liability adjustment, net of income taxes of $26,358	—	—	—	—	44,014	—	44,014
Change in fair value of interest rate swap, net of taxes, ($945)	—	—	—	—	1,481	—	1,481
Change in fair value of foreign currency hedges, net of income taxes of $72	—	—	—	—	(116)	—	(116)
Issuance of stock upon conversion of convertible notes	2,290,755	2	14,000	—	—	—	14,002
Purchase of 300,000 shares of common stock	(300,000)	—	—	(19,134)	—	—	(19,134)
Exercise of stock options	18,170	—	290	—	—	—	290
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,344)	(8,344)
Share-based compensation	61,413	—	6,306	—	—	—	6,306
Repurchase of restricted shares for minimum tax obligation	(34,353)	—	(2,726)	—	—	—	(2,726)
Excess tax benefit from exercise of stock options	—	—	39	—	—	—	39
Balance at March 31, 2014	52,159,020	$52	$866,281	$(19,134)	$(18,908)	$1,455,620	$2,283,911
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2014	2013	2012
Operating Activities
Net income	$206,256	$297,347	$280,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,277	129,506	119,724
Amortization of acquired contract liability	(42,629)	(25,644)	(26,684)
Curtailments, settlements and early retirement incentives	1,166	34,481	(40,400)
Accretion of debt discount	1,946	548	4,529
Other amortization included in interest expense	6,702	3,638	9,601
Provision for doubtful accounts receivable	2,191	1,974	1,282
Provision for deferred income taxes	102,869	186,767	153,453
Employee stock compensation	4,653	6,367	4,988
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(46,378)	24,718	(82,062)
Inventories	(94,341)	(140,025)	(47,487)
Rotable assets	(6,813)	1,683	(8,206)
Prepaid expenses and other current assets	(406)	752	(4,821)
Accounts payable, accrued expenses and income taxes payable	(60,209)	(57,861)	17,604
Accrued pension and other postretirement benefits	(100,929)	(142,975)	(157,111)
Changes in discontinued operations	—	—	241
Other	(3,218)	(358)	2,273
Net cash provided by operating activities	135,137	320,918	227,781
Investing Activities
Capital expenditures	(206,414)	(126,890)	(93,969)
Reimbursements of capital expenditures from insurance and other	9,086	5,156	3,437
Proceeds from sale of assets	45,047	3,993	8,758
Acquisitions, net of cash acquired	(94,456)	(349,632)	11,951
Net cash used in investing activities	(246,737)	(467,373)	(69,823)
Financing Activities
Net increase (decrease) in revolving credit facility	98,557	(224,151)	235,000
Proceeds from issuance of long-term debt	451,003	528,135	92,253
Retirement of debt and capital lease obligations	(416,645)	(142,338)	(484,538)
Payment of deferred financing costs	(3,297)	(8,838)	(3,999)
Purchase of common stock	(19,134)	—	—
Dividends paid	(8,344)	(8,005)	(6,899)
Net proceeds (repayment) of government grant	3,456	(1,090)	(2,180)
Repurchase of restricted shares for minimum tax obligations	(2,726)	(1,840)	(609)
Proceeds from exercise of stock options, including excess tax benefit of $39, $4,628, and $1,880 in 2014, 2013, and 2012	329	6,766	4,721
Net cash provided by (used in) financing activities	103,199	148,639	(166,251)
Effect of exchange rate changes on cash	5,362	191	(1,373)
Net change in cash and cash equivalents	(3,039)	2,375	(9,666)
Cash and cash equivalents at beginning of year	32,037	29,662	39,328
Cash and cash equivalents at end of year	$28,998	$32,037	$29,662

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
The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies,engine control systems, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.
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
The accompanying consolidated financial statements include the accounts of Triumph and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated from the consolidated financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications have been made to prior-year amounts in order to conform to the current-year presentation related to the completion of the measurement period adjustments for the acquisition of GPECS (Note 3).

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
Trade and other receivables, net comprised of the following:

	March 31,
	2014	2013
Billed	$487,747	$435,319
Unbilled	12,333	12,120
Total trade receivables	500,080	447,439
Other receivables	24,162	6,798
Total trade and other receivables	524,242	454,237
Less: Allowance for doubtful accounts	(6,535)	(5,372)
Total trade and other receivables, net	$517,707	$448,865
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
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are generally recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered (see Note 5 for further discussion).
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
We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2014, 2013 or 2012. In the fourth quarter of fiscal 2014, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment for each of the Company's three reporting units, which indicated that the fair value of the reporting unit exceeded its carrying amount, including goodwill.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

As of March 31, 2014 and 2013, the Company had a $438,400 indefinite-lived intangible asset associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought") and Embee Inc. ("Embee"). The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
We incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2014, 2013 or 2012. In the fourth quarter of fiscal 2014, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment, for each of the Company's indefinite-lived intangible assets, which indicated that the fair value of the indefinite-lived intangible assets exceeded its carrying amount.
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
During the fiscal year ended March 31, 2012, a $2,870 fair value adjustment was recorded due to the reduction of the fair value of a contingent earnout liability associated with a prior acquisition due to changes in the projected earnings over the respective earnout periods. The Company also considered these changes in projected earnings to be an indicator of impairment of the long-lived assets directly related to this acquisition and, as a result, tested these long-lived assets for recoverability and concluded that the asset group was recoverable. For the fiscal years ended March 31, 2014, 2013 and 2012, exclusive of the charges recorded in connection with the assets held for sale, there were no reductions to the remaining useful lives and no write-downs of long-lived assets, including intangible assets, were required.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Income over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Deferred financing costs, net of accumulated amortization of $19,499 and $22,906, respectively, are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2014 and 2013. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
Acquired Contract Liabilities, net
In connection with the acquisition of Vought, the Company assumed existing long-term contracts. Based on a review of these contracts, the Company concluded that the terms of certain contracts were either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets of $124,548 at the acquisition date of Vought based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by Vought over 15 years ago, as well as loss contracts for which Vought had recognized significant pre-acquisition contract loss reserves.
In connection with the acquisition of GPECS, the Company assumed existing long-term contracts. Based on a review of these contracts, the Company concluded that the terms of certain contracts were either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets of $113,117 at the acquisition date of GPECS based on the present value of the

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed by GPECS 5 to 8 years ago.
In connection with the acquisition of Primus Composites ("Primus"), the Company assumed existing long-term contracts. Based on a review of the long-term contracts of Primus, the Company concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized provisional acquired contract liabilities, net of acquired contract assets of $26,280 at the acquisition date based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The net liabilities principally relate to long-term life of program contracts were initially executed by Primus 5 to 8 years ago.
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
The acquired contract liabilities, net for Vought, GPECS and Primus are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of $42,629, $25,457 and $26,684 in the fiscal years ended March 31, 2014, 2013 and 2012, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2014 is $141,505 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2015—$30,775; 2016—$26,914; 2017—$21,596; 2018—$16,772; and 2019—$17,055.
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
For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating income, net income and earnings per share by approximately $(53,166), $(35,121) and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014 included gross favorable adjustments of approximately $14,341 and gross unfavorable adjustments of approximately $(67,507). For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14,560), $(9,350) and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15,913 and gross unfavorable adjustments of approximately $(30,473). For the fiscal year ended March 31, 2012, cumulative catch-up adjustments resulting from changes in estimates increased operating income, net income and earnings per share by approximately $18,264 $11,755 and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2012 included gross favorable adjustments of approximately $29,549 and gross unfavorable adjustments of approximately $(11,285).
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
While the Company is currently projecting its recurring production contracts to be profitable, there is still a substantial amount of risk similar to what the Company has experienced on certain programs. Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
For example, significant cost growth experienced on the 747-8 program during fiscal 2014 resulted in lower than expected margins during the year, but the current year deliveries were still profitable. We have assessed the profitability of future production related to the 747-8 program and currently project that the program will continue to be profitable. However, if significant cost growth is experienced and cost reduction strategies are not successfully implemented, profit margin on the 747-8 program could continue to deteriorate or a loss might be incurred on future recurring production blocks.
Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting of various acquisitions. For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized $42,629, $25,457 and $26,684, respectively, in net sales in the accompanying Consolidated Statements of Income.
The Aftermarket Services Group provides repair and overhaul services, certain of which services are provided under long-term power-by-the-hour contracts, comprising approximately 5% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Shipping and Handling Costs
The cost of shipping and handling products is included in cost of products sold.
Research and Development Expense
Research and development expense (which includes certain amounts subject to reimbursement from customers) was approximately $61,657, $61,270 and $50,116 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its interest rate swap (see Note 10) and to its pension and postretirement plan assets (see Note 15).
Foreign Currency Translation
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries Triumph Aviation Services—Asia and Triumph Structures—Thailand is the U.S. dollar since that is the currency in which that entity primarily generates and expends cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

adjustments are included in accumulated other comprehensive income (see Note 13). Gains and losses arising from foreign currency transactions of these subsidiaries are included in net income.
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
Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11 ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, The FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 201-02"). ASU 2013-02 amended ASC 220 to require companies to report, in one place, information about reclassifications out of other comprehensive income (loss) to net income by their respective income statement line item. For items not reclassified to net income in their entirety, the Company is required to reference other disclosures that provide greater detail about these reclassifications. The Company adopted the guidance effective April 1, 2013. Other than the additional disclosures, the adoption of the guidance did not have an impact on the Company's financial statements.
In July 2012,The FASB issued authoritative guidance included in ASC Topic 350. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350. The Company elected to early adopt the guidance for the annual impairment test performed during the year ended March 31, 2013. This guidance did not have a material impact on the Company's consolidated balance sheets, statements of income, or statements of cash flows.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2014, 2013 and 2012 was $4,653, $6,367 and $4,988, respectively. The benefits of tax deductions in excess of recognized compensation expense were $39, $4,628 and $1,880 for fiscal years ended March 31, 2014, 2013 and 2012, respectively. Included in the stock-based compensation for fiscal years ended March 31, 2014 and 2013, is $0 and $1,649, respectively, classified as a liability as of March 31, 2014 and 2013 associated with each year's grant. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (see Note 16 for further details.)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Supplemental Cash Flow Information
For the fiscal years ended March 31, 2014 and 2013, the Company paid $4,157 and $3,109, respectively, for income taxes, net of income tax refunds received. For the fiscal year ended March 31, 2012, the Company received $29,439 in income tax refunds, net of income tax payments. The Company made interest payments of $81,100, $62,229 and $72,563 for fiscal years ended March 31, 2014, 2013 and 2012.
During the fiscal years ended March 31, 2014, 2013 and 2012, the Company financed $36, $66 and $84 of property and equipment additions through capital leases, respectively. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company issued 2,290,755, 395,269 and 772,438 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 10).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities. The warranty reserves for the fiscal years ended March 31, 2014 and 2013 were $25,651 and $17,020, respectively.

3.	ACQUISITIONS
FISCAL 2014 ACQUISITIONS
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
The purchase price for the General Donlee acquisition was $56,622 plus assumed debt of $32,382, which was settled at closing. Additionally, on October 7, 2013, the Company, at its option, called General Donlee's Convertible Notes for $26,000, which were paid on November 12, 2013. Goodwill in the amount of $46,468 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $24,607 with a weighted-average life of 15.0 years.
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

October 4, 2013
Accounts receivable	$10,976
Inventory	15,645
Prepaid expenses and other	184
Property and equipment	31,495
Goodwill	46,468
Intangible assets	24,607
Total assets	$129,375

Accounts payable	$2,841
Accrued expenses	3,620
Deferred taxes	11,336
Debt	54,956
Total liabilities	$72,753
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
The General Donlee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of the acquisition. The General Donlee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $754 in acquisition-related costs in connection with the General Donlee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
Acquisition of Primus Composites
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites ("Primus") business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures Group. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
The purchase price for the Primus acquisition was $33,530 in cash and $30,000 in assumed debt settled at closing. Goodwill in the amount of $29,138 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $3,514 with a weighted-average life of 16.0 years. Prior to the anniversary of the acquisition date, the Company finalized the purchase price allocation.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Primus, in accordance with ASC 805.

May 6, 2013
Cash	$2,201
Accounts receivable	17,392
Inventory	21,053
Prepaid expenses and other	883
Property and equipment	28,457
Goodwill	29,138
Intangible assets	3,514
Other noncurrent assets	13,138
Total assets	$115,776

Accounts payable	$10,027
Accrued expenses	15,939
Other noncurrent liabilities	26,280
Total liabilities	$52,246
The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
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
The following table presents information for the fiscal 2014 acquisitions which are included in the Company's Consolidated Statement of Income from their respective dates of acquisitions through the end of fiscal 2014:

For the Year Ended March 31, 2014
Net sales	$89,200
Operating income (loss)	(1,620)
FISCAL 2013 ACQUISITIONS
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

The purchase price for the GPECS acquisition was $208,650. Goodwill in the amount of $99,651 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $146,200 with a weighted-average life of 18.7 years. During the fourth quarter of fiscal 2014, the Company finalized the purchase price allocation. During the fiscal year ended March 31, 2014, the Company recognized an increase of $14,848 in the value of accounts receivable, an increase of $66,611 in the value of intangible assets as a result of the recognition of a definite-lived technology intangible asset and changes in the fair value of customer relationships acquired, an increase of $20,275 in the value of other noncurrent assets, an increase of $11,597 in the value of accrued expenses, an increase of $33,117 in the value of acquired contract liabilities, net and an increase of $32,000 in the value of other noncurrent liabilities as a result of changes in fair value. Additionally, the Company recognized other immaterial adjustments to various assets acquired and liabilities assumed as of the acquisition date. These purchase price adjustments decreased the recognized goodwill by $23,105 and have been reflected retrospectively as of March 31, 2013 in the accompanying Consolidated Balance Sheet. The effect on net income for these adjustments to the previously recorded provisional amounts for the fiscal year ended March 31, 2013 was not material.

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of GPECS, in accordance with ASC 805.

March 18, 2013
Accounts receivable	$30,770
Inventory	39,202
Prepaid expenses and other	568
Property and equipment	26,906
Goodwill	99,651
Intangibles assets	146,200
Deferred taxes	54,297
Total assets	$397,594

Accounts payable	$15,581
Accrued expenses	22,757
Acquired contract liabilities, net	113,117
Other noncurrent liabilities	37,489
Total liabilities	$188,944
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
Technology	10 years	$19,100
Customer relationships	20 years	127,100
		$146,200
Based on the information accumulated during the measurement period, the Company's assessment of the probable outcome of environmental and legal contingencies, the Company has recognized liabilities and estimated indemnification asset which resulted in a net liability of $19,055. The amounts recognized are based on the Company's best estimates using information that it has obtained through the measurement period. The Company finalized its estimate after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to this matter.
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
The purchase price for the Embee acquisition was $141,864. The Company received $888 as part of the finalization of working capital. Goodwill in the amount of $68,809 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets valued at $55,561 with a weighted-average life of 10.0 years. During the third quarter of fiscal 2014, the Company finalized the purchase price allocation. The finalization of the Company's purchase accounting assessment did not result in significant measurement period adjustments and did not have a material impact on the Company's Consolidated Balance Sheet, Statement of Income, or Statement of Cash Flows.
The following condensed balance sheet represent the amounts assigned to each major asset and liability caption in the aggregate for the acquisition of Embee, in accordance with ASC 805:

December 19, 2012
Cash	$750
Accounts receivable	7,013
Inventory	261
Prepaid expenses and other	517
Property and equipment	14,360
Goodwill	68,809
Intangible assets	55,561
Other assets	7,165
Total assets	$154,436

Accounts payable	$1,591
Accrued expenses	2,309
Other noncurrent liabilities	9,560
Total liabilities	$13,460
Based on the information accumulated during the measurement period, and the Company's current assessment of the probable outcome of environmental contingencies, the Company has recognized a liability and an estimated indemnification asset, which resulted in a net amount of $3,505. The amounts recognized are based on the Company's best estimate using information that it has obtained through the measurement period. The Company finalized its estimate after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to this matter.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table is a summary of the fair value of the identifiable intangible assets and their estimated useful lives:

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
The unaudited pro forma results presented below include the effects of the fiscal 2014 and fiscal 2013 acquisitions as if they had been consummated as of April 1, 2012 and 2011, respectively. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the fiscal 2014 and fiscal 2013 acquisitions been consummated as of April 1, 2012 and 2011, respectively, and had been included in the Company's results of operations for the full fiscal years 2014 and 2013.

	(unaudited) Year Ended March 31,
	2014	2013
Net Sales	$3,790,885	$4,021,259
Income from continuing operations	206,893	314,355
Income from continuing operations, per share—basic	$4.00	$6.33
Income from continuing operations, per share—diluted	$3.92	$5.99

4.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Sale of Triumph Aerospace Systems - Wichita
In January 2014, the Company sold all of the shares of Triumph Aerospace Systems-Wichita, Inc. ("TAS-Wichita") for total cash proceeds of $23,000. As a result of the sale of TAS-Wichita, the Company recognized no gain or loss. The operating results of TAS-Wichita were included in the Aerostructures Group through the date of disposal.
Sale of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale ("Triumph Instruments") for total proceeds of $11,200 including cash received at closing of $9,676, a note of $1,500, and the remaining amount held in escrow and received in the second quarter of fiscal 2014, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. The operating results are included in the Aftermarket Services Group through the date of disposal.

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
To measure the amount of impairment related to Triumph Instruments, the Company compared the fair value of assets and liabilities at the evaluation date to the carrying amount at the end of the month prior to the evaluation date. The sale of the Triumph Instruments assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 for definition of levels).
Sale of Triumph Precision Casting Co.
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
Revenues of discontinued operations were $286 for the fiscal year ended March 31, 2012. The loss from discontinued operations was $765 net of income tax benefit of $412 for the fiscal year ended March 31, 2012. Interest expense of $68 was allocated to discontinued operations for the fiscal year ended March 31, 2012, based upon the actual borrowings of the operations, and such interest expense is included in the loss from discontinued operations.

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2014	2013
Raw materials	$106,552	$99,126
Work-in-process	1,102,626	963,658
Finished goods	67,608	46,879
Less: unliquidated progress payments	(165,019)	(124,128)
Total inventories	$1,111,767	$985,535
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $64,418 and $59,616, respectively, at March 31, 2014 and 2013.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs at March 31, 2014 and 2013 was $131,358 and $71,167, respectively, related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer").
The Company is still in the early-development stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2016 and 2018, respectively, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs at achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6.	PROPERTY AND EQUIPMENT
Net property and equipment at March 31, 2014 and 2013 is:

	March 31,
	2014	2013
Land	$74,835	$46,745
Construction in process	68,904	81,949
Buildings and improvements	353,096	269,205
Furniture, fixtures and computer equipment	135,986	119,773
Machinery and equipment	840,984	778,352
	1,473,805	1,296,024
Less accumulated depreciation	542,832	480,940
	$930,973	$815,084
Depreciation expense for the fiscal years ended March 31, 2014, 2013 and 2012 was $117,553, $93,848 and $85,811, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $80,361 and $69,811, respectively, of capitalized software at March 31, 2014 and 2013, which were offset by accumulated depreciation of $43,793 and $33,087, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2014 and 2013:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2013	$1,316,450	$349,284	$55,986	$1,721,720
Goodwill recognized in connection with acquisitions	33,798	46,468	—	80,266
Goodwill associated with disposition	(10,123)	—	—	(10,123)
Purchase accounting adjustments	33	—	—	33
Effect of exchange rate changes	(165)	100	—	(65)
Balance, March 31, 2014	$1,339,993	$395,852	$55,986	$1,791,831

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2012	$1,307,709	$182,443	$55,986	$1,546,138
Goodwill recognized in connection with acquisitions	—	168,461	—	168,461
Purchase accounting adjustments	8,741	—	—	8,741
Effect of exchange rate changes	—	(1,620)	—	(1,620)
Balance, March 31, 2013	$1,316,450	$349,284	$55,986	$1,721,720
The fiscal years ended March 31, 2014 and 2013, purchase accounting adjustments of $33 and $8,741, respectively, relate to an earnout on an acquisition accounted for prior to the adoption of ASC 805 for which the earnings target was achieved during the period.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2014
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.7	$650,210	$(136,970)	$513,240
Product rights, technology and licenses	11.7	52,405	(28,437)	23,968
Noncompete agreements and other	13.6	3,679	(1,105)	2,574
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,144,694	$(166,512)	$978,182

	March 31, 2013
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.3	$625,873	$(98,483)	$527,390
Product rights, technology and licenses	12.0	56,876	(27,775)	29,101
Noncompete agreements and other	8.8	2,253	(1,625)	628
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,123,402	$(127,883)	$995,519
Amortization expense for the fiscal years ended March 31, 2014, 2013 and 2012 was $46,724, $35,658 and $33,913, respectively. Amortization expense for the five fiscal years succeeding March 31, 2014 by year is expected to be as follows: 2015: $45,812; 2016: $45,804; 2017: $42,078; 2018: $40,382; 2019: $37,751 and thereafter: $226,573.

8.	ACCRUED EXPENSES
Accrued expenses are composed of the following items:

	March 31,
	2014	2013
Accrued pension	$3,960	$3,923
Deferred revenue, advances and progress billings	20,428	32,302
Accrued other postretirement benefits	26,038	32,430
Accrued compensation	92,857	116,382
Accrued interest	17,966	16,714
Warranty reserve	13,628	11,550
Accrued workers' compensation	15,010	15,402
Accrued insurance	11,105	12,738
Legal contingencies	38,000	—
All other	34,298	42,246
Total accrued expenses	$273,290	$283,687

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2014, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2015—$21,038; 2016—$18,953; 2017—$15,379; 2018—$13,002; 2019—$9,355 and thereafter—$52,247 through 2027. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Total rental expense was $41,508, $38,349 and $39,625 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2014	2013
Revolving credit facility	$194,406	$95,849
Term loan	375,000	—
Receivable securitization facility	162,400	150,000
Equipment leasing facility	74,342	61,449
Secured promissory notes	—	8,741
Senior subordinated notes due 2017	—	173,344
Senior notes due 2018	348,423	348,133
Senior notes due 2021	375,000	375,000
Convertible senior subordinated notes	12,834	109,369
Other debt	7,978	7,978
	1,550,383	1,329,863
Less: current portion	49,575	133,930
	$1,500,808	$1,195,933

Revolving Credit Facility
On November 19, 2013, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) provide for a $375,000 term loan with a maturity date of May 14, 2019 (the "2013 Term Loan"), (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000, with a $250,000 accordion feature, (iii) extend the maturity date to November 19, 2018, and (iv) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred approximately $2,795 of financing costs. These costs, along with the $6,507 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
The Company will repay the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October, commencing April 2014.
The obligation under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

At March 31, 2014, there were $194,406 in outstanding borrowings and $36,445 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2013, there were $95,849 in borrowings and $31,415 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2014. As of March 31, 2014, the Company had borrowing capacity under the Credit Facility of $769,149 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
In connection with the Company amending and restating the Credit Facility to add the 2013 Term Loan, the Company also entered into an interest rate swap agreement through November 2018 to reduce its exposure to interest on the variable rate portion of its long-term debt. On the date of inception, the Company designated the interest rate swap as a cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and linked the interest rate swap to the 2013 Term Loan. The Company formally documented the hedging relationship between 2013 Term Loan and the interest rate swap, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness will be assessed and a description of the method of measuring the ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is highly effective offsetting changes in cash flows.
As of March 31, 2014, the interest rate swap agreement had a notional amount of $375,000 and a fair value of $2,426, which is recorded in other comprehensive income net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Program
In February 2013, the Company amended its $175,000 receivable securitization facility (the "Securitization Facility"), extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2014, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 102% of the maximum amount available under the Securitization Facility. At March 31, 2014, $162,400 was outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company was in compliance with all such covenants as of March 31, 2014.
Equipment Leasing Facility and Other Capital Leases
During March 2009, the Company entered into a seven-year Master Lease Agreement (the "Leasing Facility") creating a capital lease of certain existing property and equipment. The net proceeds from the Leasing Facility were used to repay a portion of the outstanding indebtedness under the Company's 2009 Credit Agreement. The Leasing Facility bears interest at a weighted-average fixed rate of 6.2% per annum.
During the fiscal years ended March 31, 2014, 2013 and 2012, the Company entered into new capital leases in the amounts of $36, $66 and $84, respectively, to finance a portion of the Company's capital additions for the respective years. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company obtained financing for existing fixed assets in the amount of $30,503, $14,435 and $5,853, respectively.

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
The 2018 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2018 Notes are guaranteed on a full, joint and several basis by each of the Company's domestic restricted subsidiaries that guarantees any of the Company's debt or that of any of the Company's restricted subsidiaries under the Credit Facility, and in the future by any domestic restricted subsidiaries that guarantee any of the Company's debt or that of any of the Company's domestic restricted subsidiaries incurred under any credit facility (collectively, the "Guarantor Subsidiaries"), in each case on a senior subordinated basis.
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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each semiannual period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company pays contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant semiannual period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any semiannual period will equal 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period. This contingent interest feature represents an embedded derivative. The value of the derivative was not material at March 31, 2014 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amount of the Convertible Notes.
The Convertible Notes mature on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes are convertible into the Company's common stock at a rate equal to 36.8572 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.13 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeds $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
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
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. Since January 1, 2011, the Convertible Notes were eligible for conversion. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company settled the conversion of $96,535, $19,286 and $50,395, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,290,755, 395,269 and 772,438 shares, respectively. In March through May 2014, the Company received notice of conversion from holders of $2,658 in principal value of the Convertible Notes. These conversions were settled in the first quarter of fiscal 2015 with the principal and the conversion benefit settled in cash. In April 2014, the Company delivered a notice to holders of the Convertible Notes to the effect that, for at least twenty trading days during the thirty consecutive trading days preceding March 31, 2014, the closing price of the Company's common stock was greater than or equal to 130% of the conversion price of such notes on the last trading day. Under the terms of the Convertible Notes, the increase in the Company's stock price triggered a provision, which gave holders of the Convertible Notes a put option through June 30, 2014. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.13. The average price of the Company's common stock for the fiscal years ended March 31, 2014, 2013 and 2012 was $73.94, $64.30 and $53.26, respectively. Therefore, 811,083, 2,400,439 and 2,606,189 additional shares, respectively, were included in the diluted earnings per share calculation.
Term Loan Credit Agreement
The Company entered into a Term Loan dated as of June 16, 2010 (the "Term Loan"), which proceeds were used to partially finance the acquisition of Vought. The Term Loan provided for a six-year term loan in a principal amount of $350,000, repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. The proceeds of the loans under the Term Loan, which were 99.50% of the principal amount, were used to consummate the acquisition of Vought. In connection with the closing on the Term Loan, the Company incurred approximately $7,133 of costs, which were deferred and were being amortized into expense over the term of the Term Loan.
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
On April 5, 2011, in connection with the amendment and restatement of the current Credit Facility, the Company extinguished the Term Loan at face value of $350,000, plus accrued interest. As a result, the Company recognized a pre-tax loss on extinguishment of debt of $7,712 associated with the write-off of the remaining unamortized discount and deferred financing fees on the Term Loan included in Interest expense and other.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Financial Instruments Not Recorded at Fair Value
Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the financial statements are as follows:

March 31, 2014		March 31, 2013
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,550,383	$1,580,447	$1,329,863	$1,594,800
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).
Interest paid on indebtedness during the fiscal years ended March 31, 2014, 2013 and 2012 amounted to $81,100, $62,229 and $72,563, respectively. Interest capitalized during the fiscal years ended March 31, 2014, 2013 and 2012 was $4,246, $1,114 and $1,077, respectively.
As of March 31, 2014, the maturities of long-term debt are as follows: 2015—$44,829; 2016—$37,308; 2017—$196,472; 2018—$235,283; 2019—$646,260; and thereafter—$391,549 through 2021.

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2014	2013
Acquired contract liabilities, net	$141,505	$156,022
Deferred grant income	21,905	26,205
Accrued workers' compensation	18,077	18,793
Environmental contingencies	9,959	11,633
Accrued warranties	12,022	5,470
Income tax reserves	3,196	2,060
Contingent consideration	1,740	2,614
Legal contingencies	9,500	34,500
All other	16,852	11,576
Total other noncurrent liabilities	$234,756	$268,873

12.	INCOME TAXES
The components of pretax income are as follows:

	Year ended March 31,
	2014	2013	2012
Foreign	$3,482	$11,829	$10,200
Domestic	308,751	451,228	427,377
	$312,233	$463,057	$437,577

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of income tax expense are as follows:

	Year ended March 31,
	2014	2013	2012
Current:
Federal	$672	$(24,403)	$2,012
State	1,346	1,830	352
Foreign	1,090	1,516	138
	3,108	(21,057)	2,502
Deferred:
Federal	100,191	176,187	137,642
State	3,102	10,789	16,359
Foreign	(424)	(209)	(548)
	102,869	186,767	153,453
	$105,977	$165,710	$155,955
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.9	1.8	2.5
Miscellaneous permanent items and nondeductible accruals	0.5	(0.3)	(0.8)
Research and development tax credit	(1.8)	(1.1)	(0.7)
Foreign tax credits	—	—	(0.1)
Other	(0.7)	0.4	(0.3)
Effective income tax rate	33.9%	35.8%	35.6%

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Net operating loss and other credit carryforwards	$196,599	$93,941
Inventory	6,687	12,556
Accruals and reserves	34,339	65,230
Pension and other postretirement benefits	186,941	273,386
Acquired contract liabilities, net	48,540	47,991
Other	737	849
	473,843	493,953
Valuation allowance	(1,424)	(549)
Net deferred tax assets	472,419	493,404
Deferred tax liabilities:
Long-term contract accounting	317,377	205,171
Property and equipment	141,788	151,307
Goodwill and other intangible assets	333,892	327,395
Prepaid expenses and other	7,139	20,151
	800,196	704,024
Net deferred tax liabilities	$327,777	$210,620
As of March 31, 2014, the Company has federal and state net operating loss carryforwards of $966,376 expiring in various years through 2033. The Company also has a foreign net operating loss carryforward of $11,348. There was an increase in total valuation allowance for fiscal 2014 in the amount of $875, primarily associated with the establishment of the valuation allowance on state and foreign net operating loss carryforwards.
The effective income tax rate for the fiscal year ended March 31, 2014 was 33.9% as compared to 35.8% for the fiscal year ended March 31, 2013. The effective income tax rate for the fiscal year ended March 31, 2014 was reduced to reflect unrecognized tax benefits of $704 and additional research and development tax credit carryforward and NOL carryforward of $2,345. In fiscal 2013, the Company filed a refund claim for approximately $25,189 as a result of carrying back tax losses to prior years which is included in other long term assets on the accompanying Consolidated Balance Sheet.
The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiary in Thailand was approximately $347 or $0.01 per diluted share in fiscal 2014, $1,549 or $0.03 per diluted share in fiscal 2013 and $2,514 or $0.05 per diluted share in fiscal 2012.
Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, is $42,123 at March 31, 2014. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2014 and 2013, the total amount of accrued income tax-related interest and penalties was $204 and $236, respectively.
As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was $8,865 and $7,728, respectively, of which $7,082 and $5,945, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $0 in the next 12 months.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2009, state or local examinations for fiscal years ended before March 31, 2009, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.
As of March 31, 2014, the Company was subject to examination in one state jurisdictions for the fiscal years ended March 31, 2009 through March 31, 2011. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The fiscal year ended March 31, 2011 is currently being examined by the Internal Revenue Service. The Company was also subject to one foreign jurisdictions for fiscal year ended March 31, 2012. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the fiscal years ended March 31, 2014, 2013 and 2012, the Company added $32, $3 and $82 of interest and penalties related to activity for identified uncertain tax positions, respectively.
A reconciliation of the liability for uncertain tax positions, which are included in noncurrent liabilities for the fiscal years ended March 31, 2014 and 2013 follows:

Ending Balance—March 31, 2012	$7,133
Additions for tax positions related to the current year	544
Additions for tax positions of prior years	33
Reductions for tax positions of prior years	—
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2013	7,710
Additions for tax positions related to the current year	774
Additions for tax positions of prior years	1,475
Reductions for tax positions of prior years	(666)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2014	$9,293

13.	STOCKHOLDERS' EQUITY
In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. In March 2014, the Company repurchased 300,000 of its common stock for $19,134. As a result, as of May 17, 2014, the Company remains able to purchase an additional 5,200,800 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
During the fiscal year ended March 31, 2014 and 2013, the Company settled the conversion of $96,535 and $19,286, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,290,755 shares and 395,269 shares, respectively.
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2014 and 2013, zero shares of preferred stock were outstanding.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2014 and 2013 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2012	$5,345	$132	$(14,783)		$(9,306)
OCI before reclassifications	(1,832)	41	(45,976)		(47,767)
Amounts reclassified from AOCI	—	(42)	(3,857)	(2)	(3,899)
Net current period OCI	(1,832)	(1)	(49,833)		(51,666)
Balance March 31, 2013	3,513	131	(64,616)		(60,972)
OCI before reclassifications	(3,315)	1,384	45,958		44,027
Amounts reclassified from AOCI	—	(19)	(1,944)	(3)	(1,963)
Net current period OCI	(3,315)	1,365	44,014		42,064
Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)

(1) Net of tax.
(2) Primarily relates to amortization of actuarial losses for the year ended March 31, 2013 totaling $199 (net of tax of $119) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.
(3) Primarily relates to amortization of actuarial losses for the year ended March 31, 2014 totaling $9,402 (net of tax of $5,647) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

14.	EARNINGS PER SHARE
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2014	2013	2012
	(thousands)
Weighted-average common shares outstanding—basic	51,711	49,663	48,821
Net effect of dilutive stock options and nonvested stock	265	382	446
Net effect of convertible debt	811	2,401	2,606
Weighted-average common shares outstanding—diluted	52,787	52,446	51,873

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 60% of the first 6% of compensation contributed by the participant, calculated as 100% of the first 2% contributed, plus 40% of the next 4% contributed. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $21,208, $19,509 and $19,701 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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
In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2014. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2014, in the accompanying Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated post retirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2014 and 2013, and the amounts recorded in the Consolidated Balance Sheets at March 31, 2014 and 2013. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2014	2013	2014	2013
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,390,201	$2,241,741	$347,555	$380,802
Service cost	12,854	18,503	3,060	3,538
Interest cost	92,938	98,348	12,552	15,762
Actuarial loss (gain)	(24,361)	179,046	(22,078)	(25,523)
Acquisitions	13,324	1,000	—	2,008
Plan amendments	58	—	—	—
Participant contributions	—	—	6,449	6,760
Curtailments	(7,851)	19,812	—	—
Settlements	(171,450)	—	—	—
Special termination benefits	—	10,819	—	—
Benefits paid	(144,078)	(179,068)	(36,526)	(35,792)
Currency translation adjustment	(927)	—	—	—
Projected benefit obligation at end of year	$2,160,708	$2,390,201	$311,012	$347,555
Accumulated benefit obligation at end of year	$2,148,824	$2,365,235	$311,012	$347,555
Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	4.32%	4.07%	4.14%	3.79%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2014	2013	2014	2013
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$2,030,210	$1,881,954	$—	$—
Actual return on plan assets	160,297	217,506	—	—
Settlements	(171,450)	—	—	—
Participant contributions	—	—	6,449	6,760
Company contributions	46,347	109,818	30,077	29,032
Acquisitions	12,853	—	—	—
Benefits paid	(144,078)	(179,068)	(36,526)	(35,792)
Currency translation adjustment	(910)	—	—	—
Fair value of plan assets at end of year	$1,933,269	$2,030,210	$—	$—
Funded status (underfunded)
Funded status	$(227,439)	$(359,991)	$(311,012)	$(347,555)
Reconciliation of amounts recognized in the consolidated balance sheets
Pension asset—noncurrent	$71	$—	$—	$—
Accrued benefit liability—current	(3,960)	(3,923)	(26,038)	(32,448)
Accrued benefit liability—noncurrent	(223,550)	(356,068)	(284,974)	(315,107)
Net amount recognized	$(227,439)	$(359,991)	$(311,012)	$(347,555)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$(25,493)	$(39,181)	$(13,211)	$(17,740)
Actuarial losses (gains)	85,076	151,582	(13,354)	8,724
Income tax (benefits) related to above items	(22,462)	(42,152)	9,968	3,383
Unamortized benefit plan costs (gains)	$37,121	$70,249	$(16,597)	$(5,633)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic pension cost
Service cost	$12,854	$18,503	$16,456	$3,060	$3,538	$3,393
Interest cost	92,938	98,348	108,059	12,552	15,762	18,473
Expected return on plan assets	(147,545)	(137,334)	(127,603)	—	—	—
Amortization of prior service credit cost	(6,731)	(5,829)	(11,014)	(4,529)	(4,529)	(4,529)
Amortization of net loss	13,487	318	109	—	—	—
Curtailment (gain) loss	(395)	23,662	(42,446)	—	—	—
Settlements	1,561	—	—	—	—	—
Special termination benefits	—	10,819	1,625	—	—	421
Total net periodic benefit (income) expense	$(33,831)	$8,487	$(54,814)	$11,083	$14,771	$17,758
Weighted-average assumptions used to determine net periodic pension cost
Discount rate	4.07%	4.62%	5.58%	3.79%	4.35%	5.25%
Expected long-term rate on assets	8.25%	8.25%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
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
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In March 2014, the Company announced an amendment to the retirement plan of its non-represented employee participants. Effective April 1, 2015, actively accruing participants with 30 years of service will no longer continue to accrue a benefit. Those changes resulted in a decrease in the projected pension obligation of $14,355 and a related curtailment gain of $8,427 included in "Curtailments, settlements and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014.

•
In March 2014, in connection with the Company's relocation plan, the Company has restructured the remaining workforce resulting in the termination of a number of defined benefit plan participants. The Company concluded that these terminations will result in a significant reduction in the remaining service period and recorded a curtailment loss

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

of $8,031 included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014. This curtailment loss included an increase in the projected pension obligation of $6,503. Additionally, as part of the layoffs, the Company recorded an early retirement incentive severance charge of $916 included in "Selling, General and Administrative" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014.

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

•
In July 2012, the Company completed a similar early retirement incentive offer to its non-represented employee participants. This early retirement incentive provided for an increase in the termination benefits payable through the pension plan to covered employees who retire no later than November 30, 2012. This early retirement incentive resulted in a special termination benefit expense of $1,957 and is presented on the accompanying Consolidated Statement of Income as "Curtailments and early retirement incentives," as well as severance charges of $1,182 included in "Acquisition and integration expenses" on the accompanying Consolidated Statement of Income.

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
The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2015:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2015 net periodic benefit costs
Prior service cost ($3,303 and $2,830 net of tax, respectively)	$(5,288)	$(4,530)
Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2015	$185,075	$26,572
2016	164,801	26,411
2017	161,963	26,421
2018	158,813	26,305
2019	155,058	26,289
2020 - 2024	738,709	119,374
* Net of expected Medicare Part D subsidies of $1,000 to $1,500 per year.
Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2014 and the actual asset allocations at March 31, 2014 and 2013.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2015	2014	2013
Equity securities	50 - 65%	47%	48%
Fixed income securities	20 - 45%	48	47
Alternative investment funds	2 - 10%	5	5
Total		100%	100%
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
To balance expected risk and return, allocation targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Retirement Income Security Act of 1974 ("ERISA"). Guidelines are established defining permitted investments within each asset class. Each investment manager has contractual guidelines to ensure that investments are made within the parameters of their asset class or in the case of multi-asset class managers, the parameters of their multi-asset class strategy. Certain investments are not permitted at any time including investment directly in employer securities and uncovered short sales.
The tables below provide the fair values of the Company's plan assets at March 31, 2014 and 2013 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 2 for definition of levels).

March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$26,261	$805	$—	$27,066
Equity securities
International	196,008	—	—	196,008
US equity	70,520	—	—	70,520
US commingled fund	563,116	—	—	563,116
International commingled fund	26,579	42,497	—	69,076
Fixed income securities
Corporate bonds	—	19,628	—	19,628
Government securities	—	163,241	—	163,241
Commingled fund	636,476	88,125	—	724,601
Other fixed income	—	8,362	—	8,362
Other
Private equity and infrastructure	—	—	89,113	89,113
Total investment in securities—assets	$1,518,960	$322,658	$89,113	$1,930,731
Receivables				2,568
Payables				(30)
Total plan assets				$1,933,269

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$33,851	$800	$—	$34,651
Equity securities
International	213,785	—	—	213,785
US equity	62,071	—	—	62,071
US commingled fund	625,671	—	—	625,671
International commingled fund	31,879	29,367	—	61,246
Fixed income securities
Corporate bonds	—	14,572	—	14,572
Government securities	—	161,879	—	161,879
Commingled fund	664,609	84,651	—	749,260
Mortgage-backed securities	—	10,234	—	10,234
Other
Private equity and infrastructure	—	—	95,015	95,015
Total investment in securities—assets	$1,631,866	$301,503	$95,015	$2,028,384
Receivables				2,120
Payables				(294)
Total plan assets				$2,030,210
Cash equivalents and other short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.
Public equity securities, including common stock, are primarily valued using a market approach based on the closing fair market prices of identical or comparable instruments, in the principal market on which they are traded. Commingled equity funds are public investment vehicles valued using the net asset value ("NAV") provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data (e.g., purchases or sale activity).
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
The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2013 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2014 Balance
Private equity funds	$95,015	$(18,976)	$11,157	$1,917	$89,113

	March 31, 2012 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2013 Balance
Private equity funds	$109,727	$(17,743)	$2,241	$790	$95,015

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
The effect of a 25 basis-point change in discount rates as of March 31, 2014 is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(60,800)	$(6,474)
Net periodic expense		(10,300)	425
Decrease of 25 basis points
Obligation	*	$62,700	$6,732
Net periodic expense		10,500	(443)
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.25%. For fiscal 2015, the expected long-term rate of return is 8.25%.
A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at March 31, 2014 was 7.50% and is assumed to decrease gradually to 4.50% by fiscal 2019 and remain at that level thereafter. The effect of a one-percentage-point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$643	$(563)
Obligation	12,429	(10,980)
Anticipated Contributions to Defined Benefit Plans
Assuming a normal retirement age of 65, the Company expects to contribute $114,822 to its defined benefit pension plans and $26,572 to its OPEB during fiscal 2015. No plan assets are expected to be returned to the Company in fiscal 2015.

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options are fully vested as of March 31, 2014. There were no employee or non-employee director options granted during fiscal years ended March 31, 2014, 2013 and 2012.
In fiscal 2006, the Company approved the granting of restricted stock as its primary form of share-based incentive. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the third or fourth anniversary of the date of grant, and are included in capital in excess of par value. Restricted shares generally vest in full after three or four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. Certain of these awards contain performance conditions, in addition to service conditions. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three or four years.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Company recognized $4,653, $6,367 and $4,988 of share-based compensation expense during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2014, 2013 and 2012 was $1,629, $2,228 and $1,746, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2014 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	70,888	$15.85
Exercised	(18,170)	16.01
Forfeited	(3,000)	16.90
Outstanding at March 31, 2014	49,718	$15.72	0.8	$2,894
Exercisable at March 31, 2014	49,718	$15.72	0.8	$2,894
As of March 31, 2014 and 2013, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during the fiscal years ended March 31, 2014, 2013 and 2012 was $1,043, $6,281 and $4,928, respectively.
At March 31, 2014 and 2013, 2,227,227 shares and 2,306,925 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares of restricted stock and deferred stock units as of March 31, 2014 and changes during the fiscal year ended March 31, 2014, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted stock and deferred stock units at March 31, 2013	363,463	$46.41
Granted	79,698	79.8
Vested	(159,540)	40.24
Forfeited	(12,410)	56.97
Nonvested restricted stock and deferred stock units at March 31, 2014	271,211	$59.37
The fair value of restricted stock which vested during fiscal 2014 was $14,678. The tax benefit from vested restricted stock was $2,726, $1,840 and $609 during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2014, 2013 and 2012 was $79.80, $62.25 and $42.76, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $3,272, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
During the fiscal years ended March 31, 2014, 2013 and 2012, 7,875, 17,000 and 6,650 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a three or four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

17.	COMMITMENTS AND CONTINGENCIES
Trade Secret Litigation over Claims of Eaton Corporation
On July 9, 2004, Eaton Corporation and several of its subsidiaries ("Eaton") sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. On December 22, 2010, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton of which Eaton was aware or should have been aware. Eaton appealed, but on November 21, 2013, the Supreme Court of Mississippi, in a unanimous en banc decision, affirmed the lower

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

court’s dismissal. Eaton has moved for a rehearing of the Mississippi Supreme Court's affirmance but on March 20, 2014, the Supreme Court denied Eaton's motion for rehearing. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton are now pursuing claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims. Given the Mississippi Supreme Court’s decision affirming the dismissal of Eaton's claims and the denial of Eaton's motion for rehearing, we have concluded that the probability of a loss arising from Eaton's claims is remote.
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
The Company's risk related to pension projected obligations as of March 31, 2014 is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's potential risk related to OPEB projected obligations as of March 31, 2014 is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2015 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.
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
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, TX and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $86,640 and $18,113 in capital expenditures during the fiscal years ended March 31, 2014 and 2013, respectively, associated with this plan. The Company incurred $31,290 of moving expenses related to the relocation during the fiscal year ended March 31, 2014, shown separately on the Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

19.	CUSTOMER CONCENTRATION
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 32% and 32% of total accounts receivable as of March 31, 2014 and 2013, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2014 were $1,689,635, or 45% of net sales, of which $1,576,113, $87,374 and $26,148 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2013 were $1,829,200, or 49% of net sales, of which $1,719,485, $73,794 and $35,921 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2012 were $1,589,432, or 47% of net sales, of which $1,493,786, $65,159 and $30,487 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
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
Approximately 21% of the Company's labor force is covered under collective bargaining agreements. Approximately 36% of the Company's collectively bargained workforce are working under contracts that have expired or are set to expire within one year.

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
The Aerospace Systems segment consists of the Company's operations that also manufacture products primarily for the aerospace OEM market. The segment's operations design and engineer mechanical and electromechanical controls, such as hydraulic systems, main engine gearbox assemblies, engine control systems, accumulators, mechanical control cables and non-structural cockpit components. These products are sold to various aerospace OEMs on a global basis.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including curtailments and early retirement incentives on the Company's defined benefit plans, such as the $1,166 curtailments, settlements and early retirement incentives for the fiscal year ended March 31, 2014.
The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.
Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income before interest is as follows:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Net sales:
Aerostructures	$2,612,439	$2,781,344	$2,571,576
Aerospace systems	871,751	615,771	551,800
Aftermarket services	287,343	314,507	292,674
Elimination of inter-segment sales	(8,279)	(8,920)	(8,121)
	$3,763,254	$3,702,702	$3,407,929
Income before income taxes:
Operating income (loss):
Aerostructures	$252,910	$469,873	$403,414
Aerospace systems	149,721	103,179	90,035
Aftermarket services	42,265	45,380	31,859
Corporate	(44,892)	(87,219)	(10,593)
	400,004	531,213	514,715
Interest expense and other	87,771	68,156	77,138
	$312,233	$463,057	$437,577
Depreciation and amortization:
Aerostructures	$114,302	$95,884	$89,113
Aerospace systems	37,453	19,870	17,363
Aftermarket services	7,529	9,118	9,487
Corporate	4,993	4,634	3,761
	$164,277	$129,506	$119,724
Amortization of acquired contract liabilities, net:
Aerostructures	$25,207	$25,457	$26,684
Aerospace systems	17,422	187	—
	$42,629	$25,644	$26,684
Adjusted EBITDA:
Aerostructures	$342,005	$540,300	$465,843
Aerospace systems	169,752	122,862	107,398
Aftermarket services	49,794	54,498	41,346
Corporate	(38,733)	(48,104)	(47,232)
	$522,818	$669,556	$567,355

	Year Ended March 31,
	2014	2013	2012
Capital expenditures:
Aerostructures	$167,198	$90,466	$64,633
Aerospace systems	21,935	19,388	14,747
Aftermarket services	13,940	14,820	8,682
Corporate	3,341	2,216	5,907
	$206,414	$126,890	$93,969

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	March 31,
	2014	2013
Total Assets:
Aerostructures	$3,880,645	$3,707,527
Aerospace systems	1,255,033	1,095,706
Aftermarket services	316,643	327,609
Corporate	100,962	108,337
	$5,553,283	$5,239,179
During fiscal years ended March 31, 2014, 2013 and 2012, the Company had foreign sales of $621,625, $504,079 and $463,864, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2014 and 2013, the Company had foreign long-lived assets of $289,027 and $98,828, respectively.

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The Company's the 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2018 Notes and the 2021 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2014 and 2013, statements of income and comprehensive income for the fiscal years ended March 31, 2014, 2013 and 2012, and statements of cash flows for the fiscal years ended March 31, 2014, 2013 and 2012.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,820	$1,149	$25,029	$—	$28,998
Trade and other receivables, net	1,591	226,407	289,709	—	517,707
Inventories	—	1,041,719	70,048	—	1,111,767
Rotable assets	—	28,113	13,553	—	41,666
Deferred income taxes	—	57,291	17	—	57,308
Prepaid expenses and other	6,977	13,674	4,246	—	24,897
Total current assets	11,388	1,368,353	402,602	—	1,782,343
Property and equipment, net	9,933	801,560	119,480	—	930,973
Goodwill and other intangible assets, net	—	2,625,121	144,892	—	2,770,013
Other, net	58,536	7,860	3,558	—	69,954
Intercompany investments and advances	4,094,443	84,180	12,333	(4,190,956)	—
Total assets	$4,174,300	$4,887,074	$682,865	$(4,190,956)	$5,553,283
Current liabilities:
Current portion of long-term debt	$31,844	$17,731	$—	$—	$49,575
Accounts payable	1,150	296,968	19,216	—	317,334
Accrued expenses	36,034	212,984	24,272	—	273,290
Total current liabilities	69,028	527,683	43,488	—	640,199
Long-term debt, less current portion	1,279,694	58,714	162,400	—	1,500,808
Intercompany debt	525,216	2,021,330	304,613	(2,851,159)	—
Accrued pension and other postretirement benefits, noncurrent	6,795	501,716	13	—	508,524
Deferred income taxes and other	9,656	586,174	24,011	—	619,841
Total stockholders' equity	2,283,911	1,191,457	148,340	(1,339,797)	2,283,911
Total liabilities and stockholders' equity	$4,174,300	$4,887,074	$682,865	$(4,190,956)	$5,553,283

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$3,110	$1,537	$27,390	$—	$32,037
Trade and other receivables, net	1,141	186,067	261,657	—	448,865
Inventories	—	954,713	30,822	—	985,535
Rotable assets	—	24,903	9,950	—	34,853
Deferred income taxes	—	99,546	—	—	99,546
Prepaid and other	5,533	16,058	2,890	—	24,481
Assets held for sale	—	14,747	—	—	14,747
Total current assets	9,784	1,297,571	332,709	—	1,640,064
Property and equipment, net	9,999	753,510	51,575	—	815,084
Goodwill and other intangible assets, net	335	2,671,388	45,516	—	2,717,239
Other, net	58,526	7,873	393	—	66,792
Intercompany investments and advances	3,137,667	325,786	2,777	(3,466,230)	—
Total assets	$3,216,311	$5,056,128	$432,970	$(3,466,230)	$5,239,179
Current liabilities:
Current portion of long-term debt	$109,648	$24,282	$—	$—	$133,930
Accounts payable	9,400	308,945	8,663	—	327,008
Accrued expenses	35,894	238,279	9,514	—	283,687
Liabilities related to assets held for sale	—	2,621	—	—	2,621
Total current liabilities	154,942	574,127	18,177	—	747,246
Long-term debt, less current portion	998,200	47,733	150,000	—	1,195,933
Intercompany debt	—	2,193,874	202,621	(2,396,495)	—
Accrued pension and other postretirement benefits, noncurrent	7,264	663,911	—	—	671,175
Deferred income taxes and other	10,747	570,169	—	(1,249)	579,667
Total stockholders' equity	2,045,158	1,006,314	62,172	(1,068,486)	2,045,158
Total liabilities and stockholders' equity	$3,216,311	$5,056,128	$432,970	$(3,466,230)	$5,239,179

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,569,094	$197,987	$(3,827)	$3,763,254
Operating costs and expenses:
Cost of sales	—	2,760,627	155,002	(3,827)	2,911,802
Selling, general and administrative	36,670	192,422	25,623	—	254,715
Depreciation and amortization	2,782	152,593	8,902	—	164,277
Relocation costs	—	31,290	—	—	31,290
Curtailments, settlements and early retirement incentives	1,166	—	—	—	1,166
	40,618	3,136,932	189,527	(3,827)	3,363,250
Operating (loss) income	(40,618)	432,162	8,460	—	400,004
Intercompany interest and charges	(215,079)	207,397	7,682	—	—
Interest expense and other	86,094	6,103	(4,426)	—	87,771
Income from continuing operations, before income taxes	88,367	218,662	5,204	—	312,233
Income tax expense	20,478	85,061	438	—	105,977
Net income	67,889	133,601	4,766	—	206,256
Other comprehensive income (loss)	1,481	43,898	(3,315)	—	42,064
Total comprehensive income	$69,370	$177,499	$1,451	$—	$248,320

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,608,064	$99,593	$(4,955)	$3,702,702
Operating costs and expenses:
Cost of sales	—	2,703,416	65,027	(4,955)	2,763,488
Selling, general and administrative	8,530	213,408	19,411	—	241,349
Depreciation and amortization	2,430	122,626	4,450	—	129,506
Acquisition and integration	588	2,077	—	—	2,665
Curtailments and early retirement incentives	34,481	—	—	—	34,481
	46,029	3,041,527	88,888	(4,955)	3,171,489
Operating (loss) income	(46,029)	566,537	10,705	—	531,213
Intercompany interest and charges	(191,025)	187,713	3,312	—	—
Interest expense and other	61,962	9,463	(3,269)	—	68,156
Income from continuing operations, before income taxes	83,034	369,361	10,662	—	463,057
Income tax expense	24,782	139,799	1,129	—	165,710
Net income	58,252	229,562	9,533	—	297,347
Other comprehensive income	—	(49,834)	(1,832)	—	(51,666)
Total comprehensive income	$58,252	$179,728	$7,701	$—	$245,681

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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$67,889	$133,601	$4,766	$—	$206,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities	108,816	(170,631)	(3,502)	(5,802)	(71,119)
Net cash provided by (used in) operating activities	176,705	(37,030)	1,264	(5,802)	135,137
Capital expenditures	(2,381)	(185,794)	(18,239)	—	(206,414)
Reimbursements of capital expenditures	—	9,086	—	—	9,086
Proceeds from sale of assets and businesses	—	45,038	9	—	45,047
Cash used for businesses and intangible assets acquired	—	(6,505)	(87,951)	—	(94,456)
Net cash provided by (used in) investing activities	(2,381)	(138,175)	(106,181)	—	(246,737)
Net increase in revolving credit facility	98,557	—	—	—	98,557
Proceeds on issuance of debt	375,000	30,503	45,500	—	451,003
Retirements and repayments of debt	(271,812)	(27,218)	(117,615)	—	(416,645)
Purchase of common stock	(19,134)	—	—	—	(19,134)
Payments of deferred financing costs	(3,297)	—	—	—	(3,297)
Dividends paid	(8,344)	—	—	—	(8,344)
Proceeds from governmental grant	—	3,456	—	—	3,456
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	329	—	—	—	329
Intercompany financing and advances	(343,187)	168,076	169,309	5,802	—
Net cash (used in) provided by financing activities	(174,614)	174,817	97,194	5,802	103,199
Effect of exchange rate changes on cash and cash equivalents	—	—	5,362	—	5,362
Net change in cash and cash equivalents	(290)	(388)	(2,361)	—	(3,039)
Cash and cash equivalents at beginning of year	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of year	$2,820	$1,149	$25,029	$—	$28,998

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$58,252	$229,562	$9,533	$—	$297,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities	42,111	4,046	(22,586)	—	23,571
Net cash provided by (used in) operating activities	100,363	233,608	(13,053)	—	320,918
Capital expenditures	(1,315)	(119,949)	(5,626)	—	(126,890)
Reimbursements of capital expenditures	—	5,156	—	—	5,156
Proceeds from sale of assets and businesses	—	3,985	8	—	3,993
Cash used for businesses and intangible assets acquired	—	(349,632)	—	—	(349,632)
Net cash used in investing activities	(1,315)	(460,440)	(5,618)	—	(467,373)
Net decrease in revolving credit facility	(224,151)	—	—	—	(224,151)
Proceeds on issuance of debt	375,000	14,435	138,700	—	528,135
Retirements and repayments of debt	(19,594)	(14,044)	(108,700)	—	(142,338)
Payments of deferred financing costs	(8,838)	—	—	—	(8,838)
Dividends paid	(8,005)	—	—	—	(8,005)
Repayment of governmental grant	—	(1,090)	—	—	(1,090)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from exercise of stock options, including excess tax benefit	6,766	—	—	—	6,766
Intercompany financing and advances	(223,245)	226,831	(3,586)	—	—
Net cash (used in) provided by financing activities	(103,907)	226,132	26,414	—	148,639
Effect of exchange rate changes on cash and cash equivalents	—	—	191	—	191
Net change in cash and cash equivalents	(4,859)	(700)	7,934	—	2,375
Cash and cash equivalents at beginning of year	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of year	$3,110	$1,537	$27,390	$—	$32,037

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$88,628	$192,054	$175	$—	$280,857
Adjustments to reconcile net income to net cash provided by operating activities	(22,063)	(16,455)	(14,558)	—	(53,076)
Net cash provided by operating activities	66,565	175,599	(14,383)	—	227,781
Capital expenditures	(2,891)	(85,441)	(5,637)	—	(93,969)
Reimbursements of capital expenditures	—	3,437	—	—	3,437
Proceeds from sale of assets and businesses	4,952	3,690	116	—	8,758
Cash used for businesses and intangible assets acquired	—	11,951	—	—	11,951
Net cash used in investing activities	2,061	(66,363)	(5,521)	—	(69,823)
Net increase in revolving credit facility	235,000	—	—	—	235,000
Proceeds on issuance of debt	—	5,853	86,400	—	92,253
Retirements and repayments of debt	(398,908)	(16,857)	(68,773)	—	(484,538)
Payments of deferred financing costs	(3,999)	—	—	—	(3,999)
Dividends paid	(6,899)	—	—	—	(6,899)
Repayment of governmental grant	—	(2,180)	—	—	(2,180)
Repurchase of restricted shares for minimum tax obligation	(609)	—	—	—	(609)
Proceeds from exercise of stock options, including excess tax benefit	4,721	—	—	—	4,721
Intercompany financing and advances	92,767	(95,568)	2,801	—	—
Net cash (used in) provided by financing activities	(77,927)	(108,752)	20,428	—	(166,251)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,373)	—	(1,373)
Net change in cash and cash equivalents	(9,301)	484	(849)	—	(9,666)
Cash and cash equivalents at beginning of year	17,270	1,753	20,305	—	39,328
Cash and cash equivalents at end of year	$7,969	$2,237	$19,456	$—	$29,662

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2014				Fiscal 2013
	June 30 (7)	Sept. 30	Dec. 31 (8)	Mar. 31	June 30	Sept. 30	Dec. 31 (5)	Mar. 31 (4) (6)
BUSINESS SEGMENT SALES
Aerostructures	$651,888	$690,748	$637,202	$632,601	$669,853	$713,978	$676,791	$720,722
Aerospace Systems	219,526	205,483	211,402	235,339	140,512	150,139	141,059	184,061
Aftermarket Services	74,353	72,971	69,556	70,463	79,977	76,061	74,587	83,881
Inter-segment Elimination	(2,084)	(1,857)	(2,344)	(1,993)	(2,654)	(1,997)	(1,872)	(2,396)
TOTAL SALES	$943,683	$967,345	$915,816	$936,410	$887,688	$938,181	$890,565	$986,268
GROSS PROFIT(1)	$222,303	$171,143	$166,518	$182,243	$214,869	$212,797	$204,872	$219,738
OPERATING INCOME
Aerostructures	$100,387	$64,425	$52,412	$35,686	$120,138	$121,384	$117,450	$110,901
Aerospace Systems	42,643	31,740	32,504	42,834	23,465	25,712	20,562	33,440
Aftermarket Services	11,279	10,102	9,297	11,587	11,807	10,767	9,856	12,950
Corporate	(12,963)	(13,296)	(9,434)	(9,199)	(14,468)	(14,917)	(13,509)	(44,325)
TOTAL OPERATING INCOME	$141,346	$92,971	$84,779	$80,908	$140,942	$142,946	134,359	$112,966

NET INCOME	$79,043	$49,516	$35,393	$42,304	$76,332	$80,190	75,223	$65,602

Basic Earnings (Loss) per share(2)	$1.56	$0.96	$0.68	$0.81	$1.54	$1.61	$1.51	$1.32

Diluted Earnings (Loss) per share(2)(3)	$1.50	$0.94	$0.67	$0.80	$1.46	$1.53	$1.43	$1.24

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)	The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(3)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(4)	Includes a pre-tax curtailment loss, net of $29,344 due to reductions in the expected remaining service period under the Company's defined benefit plans as disclosed in Note 15.

(5)	Includes the results of Embee from December 19, 2012 (date of acquisition) through March 31, 2013.

(6)	Includes the results of GPECS from March 18, 2013 (date of acquisition) through March 31, 2013.

(7)	Includes the results of Primus from May 6, 2013 (date of acquisition) through March 31, 2014.

(8)	Includes the results of General Donlee from October 4, 2013 (date of acquisition) through March 31, 2014.

24.	SUBSEQUENT EVENTS

In May 2014, under the existing stock repurchase program, the Company repurchased 324,841 shares for $22,122.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2014:
Allowance for doubtful accounts receivable	$5,372	2,191	6	(1,034)	$6,535
For year ended March 31, 2013:
Allowance for doubtful accounts receivable	$3,900	1,974	70	(572)	$5,372
For year ended March 31, 2012:
Allowance for doubtful accounts receivable	$3,196	1,282	528	(1,106)	$3,900

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2014.
Management's assessment of and conclusion on the effectiveness of Triumph's internal control over financial reporting did not include the internal controls of Triumph Gear Systems - Toronto, which was acquired in October 2013. The acquisition, which is more fully discussed in Note 3 to the consolidated financial statements for fiscal 2014, is included in the fiscal 2014 consolidated financial statements of Triumph Group, Inc. and represented total assets of approximately $122 million or 2% at March 31, 2014, and revenues of approximately $24 million or 1% for the year ended March 31, 2014. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.
Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited Triumph's effectiveness of Triumph's internal control over financial reporting. This report appears on the following page.

/s/ JEFFRY D. FRISBY
Jeffry D. Frisby President and Chief Executive Officer
/s/ JEFFREY L. MCRAE
Jeffrey L. McRae Senior Vice President and Chief Financial Officer
/s/ THOMAS A. QUIGLEY, III
Thomas A. Quigley, III Vice President and Controller
May 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.
We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Triumph Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triumph Gear Systems - Toronto, which is included in the fiscal year 2014 consolidated financial statements of Triumph Group, Inc. and constituted $122 million and $58 million of total and net assets, respectively, as of March 31, 2014 and $24 million and $1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Triumph Group, Inc. also did not include an evaluation of the internal control over financial reporting of Triumph Gear Systems - Toronto.
In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014 of Triumph Group, Inc. and our report dated May 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 17, 2014

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2014 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2014 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2014 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2014 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2014 Proxy Statement.

Item 11.	Executive Compensation
The information required regarding executive compensation is incorporated herein by reference to the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2014 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	108

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

4.10	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)

Exhibit Number		Description
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(21)
10.3	#	2004 Stock Incentive Plan.(21)
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(21)
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt and John B. Wright, II.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)
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

10.15	#	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.16	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.17	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.18	#	Change of Control Employment Agreement with Jeffry Frisby.(16)
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

Exhibit Number		Description
10.21
Form of Third Amended and Restated Credit Agreement by and among Triumph Group, Inc., and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, LLC, RBC Capital Markets, RBS Citizens, N.A., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank N.A., Royal Bank of Canada, Citizens Bank of Pennsylvania, and Santander Bank, N.A., as Syndication Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents, dated as of November 19, 2013. (20)

10.22
Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013. (20)

10.23	*#	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan.
10.24	*#	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan.
10.25	*#	Form of letter regarding grant of award under the Triumph Group, Inc. Excutive Incentive Plan.
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on November 25, 2013.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
/s/ JEFFRY D. FRISBY
Dated:	May 17, 2014	By:	Jeffry D. Frisby President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFRY D. FRISBY	President, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2014
Jeffry D. Frisby
/s/ JEFFREY L. MCRAE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 17, 2014
Jeffrey L. McRae
/s/ THOMAS A. QUIGLEY	Vice President and Controller (Principal Accounting Officer)	May 17, 2014
Thomas A. Quigley
/s/ RICHARD C. ILL	Chairman and Director	May 17, 2014
Richard C. Ill
/s/ PAUL BOURGON	Director	May 17, 2014
Paul Bourgon
/s/ JOHN G. DROSDICK	Director	May 17, 2014
John G. Drosdick
/s/ RALPH E. EBERHART	Director	May 17, 2014
Ralph E. Eberhart
/s/ RIHCARD C. GOZON	Director	May 17, 2014
Richard C. Gozon
/s/ WILLIAM L. MANSFIELD	Director	May 17, 2014
William L. Mansfield
/s/ ADAM J. PALMER	Director	May 17, 2014
Adam J. Palmer
/s/ JOSEPH M. SILVESTRI	Director	May 17, 2014
Joseph M. Silvestri
/s/ GEORGE SIMPSON	Director	May 17, 2014
George Simpson

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(11)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(7)
3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(17)
3.3		Amended and Restated By-Laws of Triumph Group, Inc.(19)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(12)
4.6		Form of 8% Senior Subordinated Notes due 2017.(12)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(12)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(13)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(13)

4.10		Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(21)
10.3	#	2004 Stock Incentive Plan.(21)
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(21)
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt and John B. Wright, II.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)
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

10.15	#	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.16	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.17	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.18	#	Change of Control Employment Agreement with Jeffry Frisby.(16)
10.19
Second Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Triumph Group, Inc., substantially all of its domestic subsidiaries and certain of its foreign subsidiaries, PNC Bank National Association, as Administrative Agent, the lenders party thereto, PNC Capital Markets LLC, RBS Securities Inc., J.P. Morgan Securities, LLC, RBC Capital Markets and Sovereign Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citizens Bank of Pennsylvania, JPMorgan Chase Bank, N.A., Royal Bank of Canada, and Sovereign Bank, N.A., as Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents. (3)

10.20
Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(18)

10.21
Form of Third Amended and Restated Credit Agreement by and among Triumph Group, Inc., and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, LLC, RBC Capital Markets, RBS Citizens, N.A., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank N.A., Royal Bank of Canada, Citizens Bank of Pennsylvania, and Santander Bank, N.A., as Syndication Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents, dated as of November 19, 2013. (20)

10.22
Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013. (20)

10.23	*#	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan.
10.24	*#	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan.
10.25	*#	Form of letter regarding grant of award under the Triumph Group, Inc. Executive Incentive Plan.
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit Number		Description
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

_______________________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on November 25, 2013.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.