Form 10-K/A
period 2014-03-31
TRIUMPH GROUP INC
filed 2014-05-19
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
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
____________________________________________________________________________
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This amendment on Form 10-K/A (this "Amendment") amends the Triumph Group, Inc. ("Triumph", the "Company", "we", "us" or "our") Annual Report on Form 10-K for the fiscal year ended March 31, 2014, originally filed on May 19, 2014 (the "Initial Filing"). We are filing this Amendment to correct a date included in the consent from our Independent Registered Public Accounting Firm. The Initial Filing was filed with the consent referencing the date of the Independent Registered Public Accounting Firm's reports as May 16, 2014; the correct date of the Independent Registered Public Accounting Firm's reports included in the consent as incorporated in this Amendment is May 17, 2014.
Except as described above, no other changes have been made to the Initial Filing. The Initial Filing continues to speak as of the date filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 17, 2014	TRIUMPH GROUP, INC.

		By:	/s/ THOMAS A. QUIGLEY, III
Thomas A. Quigley, III
Vice President and Controller