Form 10-Q
period 2014-06-30
TRIUMPH GROUP INC
filed 2014-08-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Common Stock, par value $0.001 per share, 51,423,808 shares outstanding as of July 31, 2014.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,465	$28,998
Trade and other receivables, less allowance for doubtful accounts of $6,528 and $6,535	667,202	517,707
Inventories, net of unliquidated progress payments of $189,976 and $165,019	1,202,163	1,111,767
Rotable assets	43,230	41,666
Deferred income taxes	46,898	57,308
Prepaid and other current assets	25,249	24,897
Total current assets	2,010,207	1,782,343
Property and equipment, net	965,424	930,973
Goodwill	1,867,668	1,791,831
Intangible assets, net	976,464	978,182
Other, net	38,849	69,954
Total assets	$5,858,612	$5,553,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,323	$49,575
Accounts payable	301,808	317,334
Accrued expenses	237,814	273,290
Total current liabilities	582,945	640,199
Long-term debt, less current portion	1,714,310	1,500,808
Accrued pension and other postretirement benefits, noncurrent	448,767	508,524
Deferred income taxes, noncurrent	386,686	385,085
Other noncurrent liabilities	372,356	234,756
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,459,020 shares issued; 51,423,808 and 52,159,020 shares outstanding	52	52
Capital in excess of par value	856,496	866,281
Treasury stock, at cost, 1,037,112 and 300,000 shares	(70,178)	(19,134)
Accumulated other comprehensive loss	(14,629)	(18,908)
Retained earnings	1,581,807	1,455,620
Total stockholders’ equity	2,353,548	2,283,911
Total liabilities and stockholders’ equity	$5,858,612	$5,553,283

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2014	2013

Net sales	$896,905	$943,683
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	684,816	696,471
Selling, general and administrative	65,710	66,717
Depreciation and amortization	37,551	37,934
Relocation costs	2,997	1,215
Gain on legal settlement, net of expenses	(134,693)	—
	656,381	802,337

Operating income	240,524	141,346
Interest expense and other	42,360	19,710
Income before income taxes	198,164	121,636
Income tax expense	69,921	42,593
Net income	$128,243	$79,043

Earnings per share—basic:	$2.48	$1.56

Weighted-average common shares outstanding—basic	51,691	50,815

Earnings per share—diluted:	$2.46	$1.50

Weighted-average common shares outstanding—diluted	52,089	52,806

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2014	2013

Net income	$128,243	$79,043
Other comprehensive (loss) income:
Foreign currency translation adjustment	7,204	(509)
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($1,700) for the three months ended	—	2,831
Recognized prior service credits, net of taxes of $921 and $1,056 for the three months ended	(1,533)	(1,759)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,533)	1,072
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $905 and $140 for the three months ended	(1,357)	(235)
Reclassification of (gain) loss included in net earnings, net of tax of $20 and ($9) for the three months ended	(35)	15
Net unrealized loss cash flow hedges, net of tax	(1,392)	(220)
Total other comprehensive income	4,279	343

Total comprehensive income	$132,522	$79,386

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2014	2013

Operating Activities
Net income	$128,243	$79,043
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,551	37,934
Amortization of acquired contract liabilities	(8,967)	(11,150)
Accretion of debt discount	1,577	145
Other amortization included in interest expense	5,323	1,064
Provision for doubtful accounts receivable	(40)	678
Provision for deferred income taxes	71,106	41,924
Employee stock-based compensation	996	1,328
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(84,970)	42,082
Rotable assets	(1,564)	1,705
Inventories	(49,274)	(72,569)
Prepaid expenses and other current assets	2,388	3,225
Accounts payable, accrued expenses and other current liabilities	(93,657)	(74,490)
Accrued pension and other postretirement benefits	(62,636)	(37,458)
Other	1,872	(1,579)
Net cash (used in) provided by operating activities	(52,052)	11,882
Investing Activities
Capital expenditures	(23,077)	(56,229)
Reimbursements of capital expenditures	—	2,869
Proceeds from sale of assets	651	10,321
Acquisitions, net of cash acquired	(60,901)	(31,329)
Net cash used in investing activities	(83,327)	(74,368)
Financing Activities
Net increase in revolving credit facility	259,534	153,935
Proceeds from issuance of long-term debt and capital leases	323,505	25,000
Repayment of debt and capital lease obligations	(390,223)	(125,186)
Purchase of common stock	(51,043)	—
Payment of deferred financing costs	(5,194)	(357)
Dividends paid	(2,056)	(2,069)
Repayment of government grant	(3,198)	—
Repurchase of restricted shares for minimum tax obligation	(673)	(2,726)
Proceeds from exercise of stock options	356	109
Net cash provided by financing activities	131,008	48,706
Effect of exchange rate changes on cash	838	272
Net change in cash	(3,533)	(13,508)
Cash and cash equivalents at beginning of period	28,998	32,037
Cash and cash equivalents at end of period	$25,465	$18,529
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ('U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2014 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2014 filed in May 2014.

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The objective of ASC 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The principle of ASC 606 is that an entity will recognize revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled. ASC 606 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASC 606 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue Recognition - Construction-Type and Production-Type Contracts topic of the ASC and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units-of-delivery method of accounting.

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

For the three months ended June 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(723), $(468) and $(0.01) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended June 30, 2014 included gross favorable adjustments of approximately $5,279 and gross unfavorable adjustments of approximately $(6,002). For the three months ended June 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,685), $(3,044) and $(0.06) net of tax, respectively.

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

For example, significant cost growth experienced on the 747-8 program during prior fiscal year resulted in lower-than-expected margins during the year, but the deliveries are still profitable. We have assessed the profitability of future production related to the 747-8 program and currently projected that the program will continue to be profitable. However, if significant cost growth is experienced, cost reduction strategies are not successfully implemented and/or production rates are further

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduced by our customers, profit margin on the 747-8 program could continue to deteriorate or a loss might be incurred on future recurring production blocks.
Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended June 30, 2014 and 2013, the Company recognized $8,967 and $11,150, respectively, into net sales in the accompanying condensed consolidated statements of income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 27% and 32% of total trade accounts receivable as of June 30, 2014 and March 31, 2014, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the three months ended June 30, 2014 were $382,106, or 43% of net sales, of which $355,678, $20,691 and $5,737 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2013 were $425,114, or 45% of net sales, of which $397,314, $20,774 and $7,026 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $996 and $1,328, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$660,166	$(147,403)	$512,763
Product rights, technology and licenses	11.7	52,405	(29,629)	22,776
Non-compete agreements and other	15.9	2,929	(404)	2,525
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,153,900	$(177,436)	$976,464

	March 31, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.7	$650,210	$(136,970)	$513,240
Product rights, technology and licenses	11.7	52,405	(28,437)	23,968
Non-compete agreements and other	13.6	3,679	(1,105)	2,574
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,144,694	$(166,512)	$978,182
Amortization expense for the three months ended June 30, 2014 and 2013 was $11,631 and $11,533, respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its interest rate swap (see Note 6).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of ended June 30, 2014 and 2013, were $37,751 and $22,066, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information
The Company paid $591 and $672 for income taxes, net of refunds received, for the three months ended June 30, 2014 and 2013, respectively. The Company made interest payments of $45,589 and $11,589 for the three months ended June 30, 2014 and 2013, respectively.
During the three months ended June 30, 2014 and 2013, the Company financed $0 and $26 of property and equipment additions through capital leases, respectively. During the three months ended June 30, 2014 and 2013, the Company issued 0 and 1,849,548 shares, respectively, in connection with certain conversions of convertible senior subordinated notes (see Note 6).
During the three months ended June 30, 2014, under the existing stock repurchase program, the Company repurchased 750,000 shares for $51,044. As a result, as of June 30, 2014, the Company remains able to purchase an additional 4,450,800 shares under the existing stock repurchase program.

3.     ACQUISITIONS
Acquisition of GE Aviation - Hydraulic Actuation
Effective June 27, 2014, the Company acquired the hydraulic actuation business of GE Aviation ("GE"). GE's hydraulic actuation business consists of three facilities located in Yakima, Washington, Cheltenham, England and the Isle of Man and is a technology leader in actuation systems. GE's key product offerings include complete landing gear actuation systems, door actuation, nose-wheel steerings, hydraulic fuses, manifolds flight control actuation and locking mechanisms for the commercial, military and business jet markets. The acquired business will operate as Triumph Actuation Systems-Yakima and Triumph Actuation Systems-UK & IOM and its results are included in Aerospace Systems Group from the date of acquisition.
The purchase price for the GE acquisition was $71,509, which includes cash paid at closing and deferred payments. Goodwill in the amount of $70,209 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $9,000 with a weighted-average life of 13.0 years.
The accounting for the business combination is dependent upon obtaining valuations and other information for certain assets and liabilities which have not yet been completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities requires the use of judgment to determine the appropriate assumptions.
As the acquisition date occurred at the end of our fiscal quarter, substantially all of the purchase price allocation for GE is provisional. As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the GE acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

June 27, 2014
Cash	$4,608
Accounts receivable	36,730
Inventory	47,601
Property and equipment	41,004
Goodwill	70,209
Intangible assets	9,000
Deferred taxes	53,919
Other assets	2,506
Total assets	$265,577

Accounts payable	$19,080
Accrued expenses	26,104
Acquired contract liabilities	148,884
Total liabilities	$194,068
The provisional amounts recognized are based on the Company's best estimate using information that is has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of GE, whichever is earlier.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $812 in acquisition-related costs in connection with the GE acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Income.
FISCAL 2014 ACQUISITIONS
Acquisition of Insulfab Product Line (Chase Corporation)
Effective October 7, 2013, the Company's wholly-owned subsidiary, Triumph Insulation Systems, LLC, acquired substantially all of the assets comprising the Insulfab product line from Chase Corporation ("Insulfab"). Insulfab primarily focuses on manufacturing high-quality, engineered barrier laminates used in aerospace applications. The results for Triumph Insulation Systems, LLC will continue to be included in the Aerostructures group from the date of acquisition.
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
Acquisition of General Donlee Canada, Inc.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada Inc. ("General Donlee"). General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto ULC and its results are included in the Aerospace Systems Group from the date of acquisition.
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

October 4, 2013
Accounts receivable	$10,976
Inventory	15,645
Prepaid expenses and other	184
Property and equipment	31,495
Goodwill	46,468
Intangibles assets	24,607
Total assets	$129,375

Accounts payable	$2,841
Accrued expenses	3,620
Deferred taxes	11,336
Debt	54,956
Total liabilities	$72,753
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
The General Donlee acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of the acquisition. The General Donlee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $766 in acquisition-related costs in connection with the General Donlee acquisition, which were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the fiscal year ended March 31, 2014.
Acquisition of Primus Composites
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites ("Primus") business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures - Farnborough and Triumph Structures -

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

Thailand and be included in the Aerostructures Group from the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
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
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of Primus, in accordance with ASC 805:

May 6, 2013
Cash	$2,201
Accounts receivable	17,392
Inventory	21,053
Prepaid expenses and other	883
Property and equipment	28,457
Goodwill	29,138
Intangibles assets	3,514
Other noncurrent assets	13,138
Total assets	$115,776

Accounts payable	$10,027
Accrued expenses	15,939
Other noncurrent liabilities	26,280
Total liabilities	$52,246
The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
The Primus acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of the acquisition. The Primus acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $743 in acquisition-related costs in connection with the Primus acquisition, which is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the fiscal year ended March 31, 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The pro forma results presented below include the effects of the GE, General Donlee and Primus acquisitions of as if they had been consummated as of April 1, 2013. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisitions. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of April 1, 2013 and have been included in the Company's results of operations for fiscal years 2015 and 2014.

	Three Months Ended June 30,
	2014	2013
Net Sales	$947,842	$1,015,825
Net income	129,467	82,244
Earnings per share—basic	$2.50	$1.62
Earnings per share—diluted	$2.49	$1.56

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
Sale of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale (collectively, "Triumph Instruments") for total proceeds of $11,200 including cash received at closing of $9,676, a note of $1,500, and the remaining amount which was held in escrow and received in the second quarter of fiscal 2014, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The assets and liabilities of Triumph Instruments were classified as held for sale as of March 31, 2013. The loss on the sale of the assets and liabilities of Triumph Instruments is included in the Condensed Consolidated Statements of Income within selling, general and administrative expenses for the year ended March 31, 2013. The operating results of Triumph Instruments were included in the Aftermarket Services Group through the date of disposal.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2014	March 31, 2014
Raw materials	$83,605	$106,552
Work-in-process, including manufactured and purchased components	1,199,720	1,102,626
Finished goods	108,814	67,608
Less: unliquidated progress payments	(189,976)	(165,019)
Total inventories	$1,202,163	$1,111,767
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship-set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") as of June 30, 2014 is $165,764. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier and Embraer as of March 31, 2014 was $131,358.
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

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2014	March 31, 2014

Revolving line of credit	$453,940	$194,406
Term loan	370,313	375,000
Receivable securitization facility	164,600	162,400
Equipment leasing facility and other capital leases	80,720	74,342
Senior notes due 2018	—	348,423
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	—
Convertible senior subordinated notes	5,082	12,834
Other debt	7,978	7,978
	1,757,633	1,550,383
Less current portion	43,323	49,575
	$1,714,310	$1,500,808

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
Revolving Credit Facility
In May 2014, the Company amended its existing credit agreement (the “Credit Facility”) with its lenders to (i) to increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended and restated its Credit Facility with its lenders to (i) provide for a $375,000 Term Loan with a maturity date of May 14, 2019 (the "2013 Term Loan"), (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000 with a $250,000 accordion feature, (iii) extend the maturity date to November 19, 2018, and (iv) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,795 of financing costs. These costs, along with the $6,507 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
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
At June 30, 2014, there were $453,940 in borrowings and $36,907 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2014, there were $194,406 in borrowings and $36,445 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of June 30, 2014, the Company had borrowing capacity under this facility of $509,153 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of June 30, 2014 and March 31, 2014, the interest rate swap agreement had a notional amount of $370,313 and $375,000, respectively. As of June 30, 2014 and March 31, 2014, the interest rate swap agreement had a fair value of $(96) and $2,426, respectively, which is recorded in other comprehensive income net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In February 2013, the Company amended its $175,000 Securitization Facility, extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2014, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 100.00% of the maximum amount available under the Securitization Facility. At June 30, 2014, there was $164,600 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the three months ended June 30, 2014 and 2013, the Company entered into new capital leases in the amount of $0 and $26, respectively, to finance a portion of the Company’s capital additions for the period. During the three months ended June 30, 2014 and 2013, the Company obtained financing for existing fixed assets in the amount of $10,905 and $0, respectively.

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
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175,000 was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $11,069, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Consolidated Statements of Income as a component of "Interest expense and other" for the fiscal year ended March 31, 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
Senior Notes Due 2018
On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.27% of principal amount and had an effective interest yield of 8.75%. Interest on the 2018 Notes accrued at the rate of 8.63% per annum and was payable semiannually in cash in arrears on January 15 and July 15 of each year. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and were amortized on the effective interest method over the term of the 2018 Notes.
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the three months ended June 30, 2014.
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
Senior Notes Due 2022
On June 3, 2014, the Company issued $300,000 principal amount of 5.250% Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were sold at 100% of principal amount and have an effective interest yield of 5.250%. Interest on the 2022 Notes accrues at the rate of 5.250% per annum and is payable semiannually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2014. In connection with the issuance of the 2022 Notes, the Company incurred approximately $4,990 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2022 Notes.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
The 2022 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2022 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2022 Notes prior to June 1, 2017 by paying a "make-whole" premium. The Company may redeem some or all of the 2022 Notes on or after June 1, 2017 at specified redemption prices. In addition, prior to June 1, 2017, the Company may redeem up to 35% of the 2022 Notes with the net proceeds of certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2022 Notes (the "2022 Indenture").
The Company is obligated to offer to repurchase the 2022 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The 2022 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.
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
The Convertible Notes bear interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012, and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company will pay contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any six-month period will equal 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period. The Company expects that this contingent interest will continue to be payable on principal that remains outstanding. This contingent interest feature represents an embedded derivative. The value of the derivative was not deemed material at June 30, 2014 due to overall market volatility, recent conversions by holders of the Convertible Notes, as well as the Company's ability to call the Convertible Notes at any time after October 6, 2011.
The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes are convertible into the Company’s common stock at a rate equal to 36.8679 shares per $1 principal amount of the Convertible Notes

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
(equal to an initial conversion price of approximately $27.12 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company will deliver to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.
The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 30, 2014, the Convertible Notes were eligible for conversion. During the three months ended June 30, 2014, the Company settled the conversion of $7,752 in principal value of the Convertible Notes, as requested by the respective holders, with the principal and the conversion benefit settled in cash. During the three months ended June 30, 2013, the Company settled the conversion of $77,260 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,548 shares. During June 2014, the Company received notice of conversion from holders of $5,082 in principal value of the Convertible Notes. These conversions were settled in the second quarter of fiscal 2015 with the principal and the conversion benefit settled in cash. Accordingly, the balance sheet classification of the Convertible Notes was short term.
On May 22, 2014, the Company announced the redemption of the Convertible Notes. The redemption price for the Convertible Notes was equal to the sum of 100% of the principal amount of the Convertible Notes outstanding, plus accrued and unpaid interest on the Convertible Notes up to, but not including, the redemption date of June 23, 2014. The Convertible Notes were able to be converted at the option of the holder. Holders of $34 in Convertible Notes elected not to convert prior to the redemption date.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company’s common stock for the three months ended June 30, 2014 and 2013 was $67.45 and $77.45, respectively. Therefore, for the three months ended June 30, 2014 and 2013, there were 197,830 and 1,692,709 additional shares, respectively, included in the calculation of diluted earnings per share.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,757,633	$1,761,503	$1,550,383	$1,580,447
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2014	2013

Weighted-average common shares outstanding – basic	51,691	50,815
Net effect of dilutive stock options and nonvested stock	200	298
Potential common shares – convertible debt	198	1,693
Weighted-average common shares outstanding – diluted	52,089	52,806

8.    INCOME TAXES
The Company follows the Income Taxes topic of the ASC, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2014 and March 31, 2014, the total amount of accrued income tax-related interest and penalties was $185 and $204, respectively.

As of June 30, 2014 and March 31, 2014, the total amount of unrecognized tax benefits was $7,814 and $8,865, respectively, of which $6,031 and $7,082, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the three months ended June 30, 2014 was 35.3% as compared to 35.0% for the three months ended June 30, 2013. For the three months ended June 30, 2014, the income tax provision was reduced to reflect unrecognized tax benefits of $1,051 and an additional tax benefit related to the a net operating loss carryback claim of $367.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of June 30, 2014, the Company was not subject to examination in any state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The IRS examination of the fiscal year ended March 31, 2011 was completed during the quarter, with no material changes. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2004 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The Company expects to receive a refund claim of $26,001, which had previously been filed for in the second quarter of the fiscal year ended March 31, 2013. The refund claim receivable is included in "Trade and other receivables" in the Condensed Consolidated Balance Sheet as of June 30, 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

9.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2014 through June 30, 2014:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total

Balance, March 31, 2014	$1,339,993	$395,852	$55,986	$1,791,831
Goodwill recognized in connection with acquisitions	—	70,209	—	70,209
Effect of exchange rate changes	3,734	1,894	—	5,628
Balance, June 30, 2014	$1,343,727	$467,955	$55,986	$1,867,668

10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
In accordance with the Compensation – Retirement Benefits topic of the ASC, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying Condensed Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2014	2013
Components of net periodic benefit expense (income):
Service cost	$3,256	$3,293
Interest cost	21,951	23,216
Expected return on plan assets	(36,913)	(37,018)
Amortization of prior service credits	(1,321)	(1,683)
Amortization of net loss	—	4,531
Net periodic benefit income	$(13,027)	$(7,661)

	Other postretirement benefits
	Three Months Ended June 30,
	2014	2013
Components of net periodic benefit expense:
Service cost	$717	$765
Interest cost	3,082	3,138
Amortization of prior service credits	(1,132)	(1,132)
Net periodic benefit expense	$2,667	$2,771

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2014 and 2013, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	7,204	(1,357)	—		5,847
Amounts reclassified from AOCI	—	(35)	(1,533)	(2)	(1,568)
Net current period AOCI	7,204	(1,392)	(1,533)		4,279
Balance June 30, 2014	$7,402	$104	$(22,135)		$(14,629)

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
AOCI before reclassifications	(509)	(235)	—		(744)
Amounts reclassified from AOCI	—	15	1,072	(2)	1,087
Net current period AOCI	(509)	(220)	1,072		343
Balance June 30, 2013	$3,004	$(89)	$(63,544)		$(60,629)

(1) Net of tax.
(2) Primarily relates to amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a gain on legal settlement, net of expenses, of $134,693 for the three months ended June 30, 2014.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	Three Months Ended June 30,
	2014	2013
Net sales:
Aerostructures	$611,863	$651,888
Aerospace systems	219,852	219,526
Aftermarket services	67,608	74,353
Elimination of inter-segment sales	(2,418)	(2,084)
	$896,905	$943,683

Income before income taxes:
Operating income (expense):
Aerostructures	$70,866	$100,387
Aerospace systems	37,352	42,643
Aftermarket services	10,504	11,279
Corporate	121,802	(12,963)
	240,524	141,346
Interest expense and other	42,360	19,710
	$198,164	$121,636

Depreciation and amortization:
Aerostructures	$24,979	$26,313
Aerospace systems	9,517	8,539
Aftermarket services	1,877	1,877
Corporate	1,178	1,205
	$37,551	$37,934

Amortization of acquired contract liabilities, net:
Aerostructures	$5,117	$6,141
Aerospace systems	3,850	5,009
	$8,967	$11,150

Adjusted EBITDA:
Aerostructures	$90,728	$120,559
Aerospace systems	43,019	46,173
Aftermarket services	12,381	13,156
Corporate	(11,713)	(11,758)
	$134,415	$168,130

Capital expenditures:
Aerostructures	$15,369	$45,945
Aerospace systems	5,663	4,432
Aftermarket services	1,680	4,152
Corporate	365	1,700
	$23,077	$56,229

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	June 30, 2014	March 31, 2014
Total Assets:
Aerostructures	$3,867,170	$3,880,645
Aerospace systems	1,457,601	1,255,033
Aftermarket services	318,067	316,643
Corporate	215,774	100,962
	$5,858,612	$5,553,283

During the three months ended June 30, 2014 and 2013, the Company had international sales of $159,834 and $145,091, respectively.

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of June 30, 2014 and March 31, 2014, condensed consolidating statements of comprehensive income for the three months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended June 30, 2014 and 2013.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$621	$1,631	$23,213	$—	$25,465
Trade and other receivables, net	164,290	188,213	314,699	—	667,202
Inventories	—	1,114,818	87,345	—	1,202,163
Rotable assets	—	29,677	13,553	—	43,230
Deferred income taxes	—	46,898	—	—	46,898
Prepaid expenses and other	6,249	11,260	7,740	—	25,249
Total current assets	171,160	1,392,497	446,550	—	2,010,207
Property and equipment, net	9,420	803,131	152,873	—	965,424
Goodwill and other intangible assets, net	—	2,672,046	172,086	—	2,844,132
Other, net	26,566	8,399	3,884	—	38,849
Intercompany investments and advances	4,196,184	266,885	37,192	(4,500,261)	—
Total assets	$4,403,330	$5,142,958	$812,585	$(4,500,261)	$5,858,612

Current liabilities:
Current portion of long-term debt	$24,096	$19,227	$—	$—	$43,323
Accounts payable	—	274,250	27,558	—	301,808
Accrued expenses	30,312	170,846	36,656	—	237,814
Total current liabilities	54,408	464,323	64,214	—	582,945
Long-term debt, less current portion	1,488,250	63,660	162,400	—	1,714,310
Intercompany advances	492,141	2,234,875	261,296	(2,988,312)	—
Accrued pension and other postretirement benefits, noncurrent	6,894	441,873	—	—	448,767
Deferred income taxes and other	8,088	718,319	32,635	—	759,042
Total stockholders’ equity	2,353,549	1,219,908	292,040	(1,511,949)	2,353,548
Total liabilities and stockholders’ equity	$4,403,330	$5,142,958	$812,585	$(4,500,261)	$5,858,612

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,820	$1,149	$25,029	$—	$28,998
Trade and other receivables, net	1,591	226,407	289,709	—	517,707
Inventories	—	1,041,719	70,048	—	1,111,767
Rotable assets	—	28,113	13,553	—	41,666
Deferred income taxes	—	57,291	17	—	57,308
Prepaid expenses and other	6,977	13,674	4,246	—	24,897
Total current assets	11,388	1,368,353	402,602	—	1,782,343
Property and equipment, net	9,933	801,560	119,480	—	930,973
Goodwill and other intangible assets, net	—	2,625,121	144,892	—	2,770,013
Other, net	58,536	7,860	3,558	—	69,954
Intercompany investments and advances	4,094,443	84,180	12,333	(4,190,956)	—
Total assets	$4,174,300	$4,887,074	$682,865	$(4,190,956)	$5,553,283

Current liabilities:
Current portion of long-term debt	$31,844	$17,731	$—	$—	$49,575
Accounts payable	1,150	296,968	19,216	—	317,334
Accrued expenses	36,034	212,984	24,272	—	273,290
Total current liabilities	69,028	527,683	43,488	—	640,199
Long-term debt, less current portion	1,279,694	58,714	162,400	—	1,500,808
Intercompany advances	525,216	2,021,330	304,613	(2,851,159)	—
Accrued pension and other postretirement benefits, noncurrent	6,795	501,716	13	—	508,524
Deferred income taxes and other	9,656	586,174	24,011	—	619,841
Total stockholders’ equity	2,283,911	1,191,457	148,340	(1,339,797)	2,283,911
Total liabilities and stockholders’ equity	$4,174,300	$4,887,074	$682,865	$(4,190,956)	$5,553,283

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$842,294	$56,593	$(1,982)	$896,905

Operating costs and expenses:
Cost of sales	—	637,887	48,911	(1,982)	684,816
Selling, general and administrative	10,171	48,384	7,155	—	65,710
Depreciation and amortization	637	34,063	2,851	—	37,551
Relocation costs	—	2,997	—	—	2,997
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
	(123,885)	723,331	58,917	(1,982)	656,381
Operating income (loss)	123,885	118,963	(2,324)	—	240,524
Intercompany interest and charges	(53,289)	51,529	1,760	—	—
Interest expense and other	41,283	2,155	(1,078)	—	42,360
Income (loss) before income taxes	135,891	65,279	(3,006)	—	198,164
Income tax expense (benefit)	46,185	25,075	(1,339)	—	69,921
Net income (loss)	89,706	40,204	(1,667)	—	128,243
Other comprehensive income (loss)	(1,541)	(1,533)	7,353	—	4,279
Total comprehensive income	$88,165	$38,671	$5,686	$—	$132,522

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$905,058	$39,809	$(1,184)	$943,683

Operating costs and expenses:
Cost of sales	—	669,202	28,453	(1,184)	696,471
Selling, general and administrative	10,593	50,726	5,398	—	66,717
Depreciation and amortization	633	35,667	1,634	—	37,934
Relocation costs	—	1,215	—	—	1,215
	11,226	756,810	35,485	(1,184)	802,337
Operating (loss) income	(11,226)	148,248	4,324	—	141,346
Intercompany interest and charges	(57,390)	56,430	960	—	—
Interest expense and other	18,649	1,675	(614)	—	19,710
Income before income taxes	27,515	90,143	3,978	—	121,636
Income tax expense	8,390	33,912	291	—	42,593
Net income	19,125	56,231	3,687	—	79,043
Other comprehensive income (loss)	—	823	(480)	—	343
Total comprehensive income	$19,125	$57,054	$3,207	$—	$79,386

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$89,706	$40,204	$(1,667)	$—	$128,243

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(389,152)	150,053	7,792	51,012	(180,295)
Net cash provided by (used in)operating activities	(299,446)	190,257	6,125	51,012	(52,052)
Capital expenditures	(123)	(21,876)	(1,078)	—	(23,077)
Proceeds from sale of assets	—	599	52	—	651
Acquisitions, net of cash acquired	—	—	(60,901)	—	(60,901)
Net cash used in investing activities	(123)	(21,277)	(61,927)	—	(83,327)
Net increase in revolving credit facility	259,534	—	—	—	259,534
Proceeds on issuance of debt	300,000	10,905	12,600	—	323,505
Retirements and repayments of debt	(374,260)	(5,563)	(10,400)	—	(390,223)
Purchase of common stock	(51,043)	—	—	—	(51,043)
Payments of deferred financing costs	(5,194)	—	—	—	(5,194)
Dividends paid	(2,056)	—	—	—	(2,056)
Repayment of governmental grant	—	(3,198)	—	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Proceeds from exercise of stock options, including excess tax benefit	356	—	—	—	356
Intercompany financing and advances	170,706	(170,642)	50,948	(51,012)	—
Net cash (used in) provided by financing activities	297,370	(168,498)	53,148	(51,012)	131,008
Effect of exchange rate changes on cash	—	—	838	—	838
Net change in cash and cash equivalents	(2,199)	482	(1,816)	—	(3,533)
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$621	$1,631	$23,213	$—	$25,465

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,125	$56,231	$3,687	$—	$79,043

Adjustments to reconcile net income to net cash provided by (used in) operating activities	15,244	(104,913)	22,508	—	(67,161)
Net cash provided by (used in) operating activities	34,369	(48,682)	26,195	—	11,882
Capital expenditures	(1,466)	(52,897)	(1,866)	—	(56,229)
Reimbursed capital expenditures	—	2,869	—	—	2,869
Proceeds from sale of assets	—	10,321	—	—	10,321
Acquisitions, net of cash acquired	—	(22,255)	(9,074)	—	(31,329)
Net cash used in investing activities	(1,466)	(61,962)	(10,940)	—	(74,368)
Net increase in revolving credit facility	153,935	—	—	—	153,935
Proceeds on issuance of debt	—	—	25,000	—	25,000
Retirements and repayments of debt	(107,320)	(3,766)	(14,100)	—	(125,186)
Payments of deferred financing costs	(357)	—	—	—	(357)
Dividends paid	(2,069)	—	—	—	(2,069)
Withholding of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	109	—	—	—	109
Intercompany financing and advances	(74,473)	114,731	(40,258)	—	—
Net cash (used in) provided by financing activities	(32,901)	110,965	(29,358)	—	48,706
Effect of exchange rate changes on cash	—	—	272	—	272
Net change in cash and cash equivalents	2	321	(13,831)	—	(13,508)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$3,112	$1,858	$13,559	$—	$18,529

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.    COMMITMENTS AND CONTINGENCIES
Trade Secret Litigation over Claims of Eaton Corporation
On July 9, 2004, Eaton Corporation and several of its subsidiaries ("Eaton") sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. On December 22, 2010, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton, of which Eaton was aware or should have been aware. Eaton appealed, but on November 21, 2013, the Supreme Court of Mississippi, in a unanimous en banc decision, affirmed the lower court’s dismissal. Eaton moved for a rehearing of the Mississippi Supreme Court's affirmance but on March 20, 2014, the Supreme Court denied Eaton's motion for rehearing. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton pursued claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims.
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary the employees and Eaton. As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. The Company has reflected the gain on legal settlement, net of expense, $134,693, on the Condensed Consolidated Statements of Income for the three months ended June 30, 2014 due to the fact that all contingencies have been resolved as of that date. The Company received the legal settlement from Eaton during the second quarter of the fiscal year ended March 31, 2015, while the amount of the settlement is included in "Trade and other receivables" in the Condensed Consolidated Balance Sheet as of June 30, 2014.
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

15.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $2,997 and $1,215 of expenses related to the relocation during the three months ended June 30, 2014 and 2013, respectively, shown separately on the Condensed Consolidated Statement of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

16.     SUBSEQUENT EVENTS
In June 2014, the Company received notice of conversion from holders of $5,082 in principal value of the Convertible Notes. These conversions will be settled during the second quarter of fiscal 2015 with the principal and the conversion benefit settled in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained elsewhere herein.)

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
Effective June 27, 2014, the Company acquired the hydraulic actuation business of GE Aviation ("GE"). GE's hydraulic actuation business consists of three facilities located in Yakima, Washington, Cheltenham, England and the Isle of Man and is a technology leader in actuation systems. GE's key product offerings include complete landing gear actuation systems, door actuation, nose-wheel steerings, hydraulic fuses, manifolds flight control actuation and locking mechanisms for the commercial, military and business jet markets. The acquired business will operate as Triumph Actuation Systems-Yakima and Triumph Actuation Systems-UK & IOM and its results are included in Aerospace Systems Group from the date of acquisition.
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, certain employees of the Company and its subsidiary and Eaton Corporation and several of its subsidiaries ("Eaton"). As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. The Company has reflected the gain on legal settlement, net of expense, of $134,693, on the Condensed Consolidated Statements of Income for the three months ended June 30, 2014 due to the fact that all contingencies have been resolved as of that date. The Company received the legal settlement from Eaton during the second quarter of the fiscal year ended March 31, 2015, while the amount of the settlement is included in "Trade and other receivables" in the Condensed Consolidated Balance Sheet as of June 30, 2014.
Highlights for the first quarter of the fiscal year ending March 31, 2015 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2015 decreased 5.0% over the prior year period to $896.9 million.

•	Operating income in the first quarter of fiscal 2015 was $240.5 million, and included a gain on legal settlement, net of related legal expense, of $134.7 million.

•	Net income for the first quarter of fiscal 2015 increased 62.2% over the prior year period to $128.2 million.

•
Backlog as of June 30, 2014 increased 5.5% year over year to $5.01 billion, and includes expected milestone payments on development contracts. Of our existing backlog of $5.01 billion, we estimate that approximately $2.10 billion will not be shipped by June 30, 2015.

•	Net income for the first quarter of fiscal 2015 was $2.46 per diluted common share, as compared to $1.50 per diluted share in the prior year period.

•
We used $52.1 million of cash flow from operating activities for the three months ended June 30, 2014, after $45.2 million in pension contributions, as compared to cash provided by operations of $11.9 million in the prior year period.

As of June 30, 2014, we have incurred approximately $165.8 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun to deliver. We expect to incur additional costs related to these programs as they continue to develop.
As disclosed during the second quarter of fiscal 2014, we identified additional program costs in the prior fiscal year of approximately $85.0 million, primarily related to the 747-8 program. These changes in program cost estimates were largely due to production rate changes, continued inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. While we have experienced improvements in performance metrics since the issues were identified, we have not yet recovered to the levels previously expected or as quickly as expected. These amounts have resulted primarily

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

from reductions to the profitability estimates of our previous 747-8 production lots. Both the current and future production lots are expected to be profitable and not result in loss reserves.
While we are currently projecting the recurring production contracts to be profitable, there is still a substantial amount of risk similar to what we have experienced on these programs (particularly the 747-8). Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs. Additionally, further production rate reductions by our customers would be expected to have a negative impact on our profitability.
The next twelve months will be a critical time for these programs as we attempt to return to baseline performance for the recurring cost structure. Recognition of forward-losses in the future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays or customer production rate changes, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
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
As previously announced by Boeing in September 2013 and then subsequently revised in March 2014 to curtail production by an additional three months, the decision has been made to cease production of the C-17 during calendar year 2015. Major production related to this program is expected to cease by the end of fiscal 2015. We have received inquiries regarding proposal for spares which could extend production through the end of fiscal 2016, as we believe the United States Air Force will want to have continued contractor support for the C-17 program.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada, Inc. ("General Donlee"). General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto and its results are included in the Aerospace Systems Group from the date of acquisition.
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

Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives, legal settlements and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
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
Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Legal settlements may be useful for investors to consider because it reflects gains or losses from disputes with third parties. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended June 30,
	2014	2013
Net income	$128,243	$79,043
Gain on legal settlement, net of expenses	(134,693)	—
Amortization of acquired contract liabilities, net	(8,967)	(11,150)
Depreciation and amortization	37,551	37,934
Interest expense and other	42,360	19,710
Income tax expense	69,921	42,593
Adjusted EBITDA	$134,415	$168,130

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$240,524	$70,866	$37,352	$10,504	$121,802
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(8,967)	(5,117)	(3,850)	—	—
Depreciation and amortization	37,551	24,979	9,517	1,877	1,178
Adjusted EBITDA	$134,415	$90,728	$43,019	$12,381	$(11,713)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$141,346	$100,387	$42,643	$11,279	$(12,963)
Amortization of acquired contract liabilities, net	(11,150)	(6,141)	(5,009)	—	—
Depreciation and amortization	37,934	26,313	8,539	1,877	1,205
Adjusted EBITDA	$168,130	$120,559	$46,173	$13,156	$(11,758)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Net sales	$896,905	$943,683
Segment operating income	$118,722	$154,309
Corporate income (expenses)	121,802	(12,963)
Total operating income	240,524	141,346
Interest expense and other	42,360	19,710
Income tax expense	69,921	42,593
Net income	$128,243	$79,043

Net sales decreased by $46.8 million, or 5.0%, to $896.9 million for the three months ended June 30, 2014 from $943.7 million for the three months ended June 30, 2013. The fiscal 2014 acquisitions, net of the prior year divestitures, contributed $7.0 million in net sales. Organic sales decreased $53.8 million, or 5.7%, due to production rate reductions by our customers on the 747-8, 767 and V-22 programs. Net sales for the three months ended June 30, 2014 included $5.5 million in total non-recurring revenues, as compared to $4.8 million in non-recurring revenues for the three months ended June 30, 2013. The prior year period was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales decreased $11.7 million, or 1.7%, to $684.8 million for the three months ended June 30, 2014 from $696.5 million for the three months ended June 30, 2013. This decrease was largely due to decreased sales. Gross margin for the three months ended June 30, 2014 was 23.6%, as compared to 26.2% for the prior year period. This change is impacted by reductions in profitability estimates on the 747-8 program, driven largely by production rate changes and performance issues previously mentioned and identified in the prior fiscal year, additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.4 million), and sales mix changes, offset by improved pension and other postretirement benefit expenses ($5.4 million).

Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($0.7 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $5.3 million and gross unfavorable adjustments of $6.0 million. The cumulative catch-up adjustments for the three months ended June 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. Gross margin for the three months ended June 30, 2013 included net unfavorable cumulative catch-up adjustments of $4.7 million.

Segment operating income decreased by $35.6 million, or 23.1%, to $118.7 million for the three months ended June 30, 2014 from $154.3 million for the three months ended June 30, 2013. The segment operating income decreased as a result of the decreased sales and gross margin changes noted above, costs related to the relocation from our Jefferson Street facilities ($1.8 million), offset by decreased legal fees ($1.6 million).

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Corporate income (expenses) increased by $134.8 million, or 1,039.6%, to $121.8 million for the three months ended June 30, 2014 from $(13.0) million for the three months ended June 30, 2013. This increase is due to the previously announced legal settlement between the Company and Eaton, a net gain of $134.7 million.

Interest expense and other increased by $22.7 million, or 114.9%, to $42.4 million for the three months ended June 30, 2014 compared to $19.7 million for the prior year period. Interest expense and other for the three months ended June 30, 2014 increased due to the redemption of the 2018 Notes, which included $22.7 million of pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.

The effective income tax rate for the three months ended June 30, 2014 was 35.3% compared to 35.0% for the three months ended June 30, 2013. For the three months ended June 30, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits ($1.1 million) and offset by the expiration of the research and development tax credit as of December 31, 2013. For the three months ended June 30, 2013, the income tax provision was reduced to reflect unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million. For the fiscal year ending March 31, 2015, the Company expects its effective tax rate to be approximately 35.5%, assuming the retroactive reinstatement of the research and development tax credit.

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

	Three Months Ended June 30,
Aerostructures	2014	2013
Commercial aerospace	42.8%	41.9%
Military	14.4%	15.0%
Business Jets	10.1%	11.2%
Regional	0.6%	0.3%
Non-aviation	0.2%	0.6%
Total Aerostructures net sales	68.1%	69.0%
Aerospace Systems
Commercial aerospace	9.5%	8.1%
Military	10.8%	11.8%
Business Jets	1.5%	1.0%
Regional	1.0%	1.0%
Non-aviation	1.6%	1.2%
Total Aerospace Systems net sales	24.4%	23.1%
Aftermarket Services
Commercial aerospace	5.8%	6.6%
Military	0.7%	0.9%
Business Jets	—%	0.1%
Regional	0.5%	0.1%
Non-aviation	0.5%	0.2%
Total Aftermarket Services net sales	7.5%	7.9%
Total Consolidated net sales	100.0%	100.0%

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

	Three Months Ended June 30,			% of Total Sales
	2014	2013	% Change	2014	2013
	(in thousands)
NET SALES
Aerostructures	$611,863	$651,888	(6.1)%	68.2%	69.1%
Aerospace Systems	219,852	219,526	0.1%	24.5%	23.2%
Aftermarket Services	67,608	74,353	(9.1)%	7.5%	7.9%
Elimination of inter-segment sales	(2,418)	(2,084)	16.0%	(0.3)%	(0.2)%
Total Net Sales	$896,905	$943,683	(5.0)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$70,866	$100,387	(29.4)%	11.6%	15.4%
Aerospace Systems	37,352	42,643	(12.4)%	17.0%	19.4%
Aftermarket Services	10,504	11,279	(6.9)%	15.5%	15.2%
Corporate	121,802	(12,963)	1,039.6%	n/a	n/a
Total Operating Income	$240,524	$141,346	70.2%	26.8%	15.0%

	Three Months Ended June 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$90,728	$120,559	(24.7)%	14.8%	18.5%
Aerospace Systems	43,019	46,173	(6.8)%	19.6%	21.0%
Aftermarket Services	12,381	13,156	(5.9)%	18.3%	17.7%
Corporate	(11,713)	(11,758)	0.4%	n/a	n/a
	$134,415	$168,130	(20.1)%	15.0%	17.8%

Aerostructures: The Aerostructures segment net sales decreased by $40.0 million, or 6.1%, to $611.9 million for the three months ended June 30, 2014 from $651.9 million for the three months ended June 30, 2013. Organic sales decreased $37.0 million, or 5.9%, and the acquisition of Primus net of divestitures resulted in a $3.2 million decrease in net sales. Organic sales decreased primarily due to production rate cuts by our customers on the 747-8 and 767 programs. Net sales for the three months ended June 30, 2014 included $5.5 million in total non-recurring revenues, as compared to $4.8 million in total non-recurring revenues for the three months ended June 30, 2013.
Aerostructures segment cost of sales decreased by $9.8 million, or 1.9%, to $492.0 million for the three months ended June 30, 2014 from $501.8 million for the three months ended June 30, 2013. Cost of sales decrease resulted from the net sales decrease noted above. The gross margin for the three months ended June 30, 2014 was 19.6% compared with 23.0% for the three months ended June 30, 2013. Gross margin decreased due to reductions in profitability estimates on the 747-8 program, driven largely by the production rate changes and performance issues previously mentioned and identified in the prior fiscal year, additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.4 million), offset by improved pension and other postretirement benefit expenses ($5.4 million).
Segment cost of sales for the three months ended June 30, 2014 included net unfavorable cumulative catch-up adjustments of ($0.7 million). The gross margin percent decreased during the three months ended June 30, 2014 as the result of net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $5.3 million and gross unfavorable adjustments of $6.0 million. The cumulative catch-up adjustments for the three months ended June 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. Segment operating income for the three months ended June 30, 2013 included net unfavorable cumulative catch-up adjustments of $4.7 million
Aerostructures segment operating income decreased by $29.5 million, or 29.4%, to $70.9 million for the three months ended June 30, 2014 from $100.4 million for the three months ended June 30, 2013. Operating income for the three months ended June 30, 2014 was directly affected by the decreases to the gross margin as discussed above and costs related to the relocation from our Jefferson Street facilities ($1.8 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 11.6% for the three months ended June 30, 2014 as compared to 15.4% for the three months ended June 30, 2013, due to the decrease in organic sales and other specific variances noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $0.3 million, or 0.1%, to $219.9 million for the three months ended June 30, 2014 from $219.5 million for the three months ended June 30, 2013. Organic sales decreased $10.1 million, or 4.6%, primarily due to production rate reductions on the V-22 program and decreased military sales. The General Donlee acquisition contributed $10.4 million in net sales.
Aerospace Systems segment cost of sales increased by $3.6 million, or 2.5%, to $144.9 million for the three months ended June 30, 2014 from $141.3 million for the three months ended June 30, 2013. Organic cost of sales decreased $5.8 million, or 4.1%, and the General Donlee acquisition contributed $9.4 million in cost of sales. Organic gross margin for the three months ended June 30, 2014 was 35.3% compared with 35.6% for the three months ended June 30, 2013.
Aerospace Systems segment operating income decreased by $5.3 million, or 12.4%, to $37.4 million for the three months ended June 30, 2014 from $42.6 million for the three months ended June 30, 2013. Operating income decreased primarily due to the decline in gross margin as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 17.0% for the three months ended June 30, 2014 as compared to 19.4% for the three months ended June 30, 2013, due to the decline in gross margin as noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $6.7 million, or 9.1%, to $67.6 million for the three months ended June 30, 2014 from $74.4 million for the three months ended June 30, 2013. Organic net sales decreased $6.4 million, or 8.6%, and the previously divested Triumph Instruments companies contributed $0.4 million in net sales for the three months ended June 30, 2013. Organic net sales decreased primarily due to decreased military sales.
Aftermarket Services segment cost of sales decreased by $5.3 million, or 9.8%, to $49.2 million for the three months ended June 30, 2014 from $54.6 million for the three months ended June 30, 2013. The organic cost of sales decreased $5.0 million, or 9.2%, and the previously divested Triumph Instruments companies contributed $0.3 million to cost of sales for the three months ended June 30, 2013. Organic gross margin for the three months ended June 30, 2014 was 27.2% compared with 26.7% for the three months ended June 30, 2013.
Aftermarket Services segment operating income decreased by $0.8 million, or 6.9%, to $10.5 million for the three months ended June 30, 2014 from $11.3 million for the three months ended June 30, 2013. Operating income decreased primarily due to the decrease in organic sales as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.5% for the three months ended June 30, 2014, as compared to 15.2% for the three months ended June 30, 2013.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2014, we used approximately $52.1 million of cash flows from operating activities, used approximately $83.3 million in investing activities and received approximately $131.0 million in financing activities.
For the three months ended June 30, 2014, we had a net cash outflow of $43.7 million from operating activities, a decrease of $55.6 million, compared to a net cash inflow of $11.9 million from the three months ended June 30, 2013. During the three months ended June 30, 2014, net cash used in operating activities was primarily due to increased payments on pension and other postretirement benefits, and timing of payments on accounts payable and other accrued expenses.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead in anticipation of our relocation from our largest facility. During the three months ended June 30, 2014, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $26.7 million and $7.8 million, respectively. Additionally, inventory build for mature programs, including costs associated with deferred shipments on several programs, was approximately $14.8 million. Unliquidated progress payments netted against inventory increased $25.0 million, due to timing of receipts.
Cash flows used in investing activities for the three months ended June 30, 2014 increased $9.0 million from the three months ended June 30, 2013. Cash flows used in investing activities for the three months ended June 30, 2014, included the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

acquisition of GE ($60.9 million) and $63.5 million in capital expenditures associated with our new facilities in Red Oak, Texas. Cash flows provided by financing activities for the three months ended June 30, 2014 increased $82.3 million from the three months ended June 30, 2013 due to additional borrowings on our Credit Facility to fund the acquisitions of GE, the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($51.0 million), offset by the issuance of the 2022 Notes.
As of June 30, 2014, $509.2 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2014, an aggregate amount of approximately $453.9 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
In May 2014, the Company amended its existing Credit Facility with its lenders to (i) to increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $370.3 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $1.0 billion, with a $250.0 million accordion feature, (iii) extend the maturity date of November 19, 2018 and (iv) amend certain other terms and covenants.
At June 30, 2014, there was $164.6 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
In June 2014, the Company issued the Senior Notes due 2022 (the "2022 Notes") for $300.0 million in principal amount. The 2022 Notes were sold at 100% of principal amount and have an effective yield of 5.25%. Interest on the 2022 Notes is payable semiannually in cash in arrears on June 1 and December 1 of each year. We used the net proceeds to redeem the 2018 Notes and pay related fees and expenses. In connection with the issuance of the 2022 Notes, the Company incurred approximately $5.0 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.
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
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350.0 million was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, we recognized a pre-tax loss in the first quarter of fiscal 2015 of $22.6 million, consisting of early termination premium, unamortized discount and deferred financing fees.
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
In September 2006, the Company issued the Convertible Notes. The Convertible Notes are direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes mature on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. The Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 30, 2014, the Convertible Notes were eligible for conversion. During the three months ended June 30, 2014, the Company settled the conversion of $7,752 in principal value of the Convertible Notes, as requested by the respective holders, with the principal and the conversion benefit settled in cash. During the three months ended June 30, 2013, the Company settled the conversion of $77,260 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,548 shares. During June 2014, the Company received notice of conversion from holders of $5,082 in principal value of the Convertible Notes. These conversions were settled in the second quarter of fiscal 2015 with the principal and the conversion benefit settled in cash.
On May 22, 2014, the Company announced the redemption of the Convertible Notes. The redemption price for the Convertible Notes was equal to the sum of 100% of the principal amount of the Convertible Notes outstanding, plus accrued and unpaid interest on the Convertible Notes up to, but not including, the redemption date of June 23, 2014. The Convertible Notes were able to be converted at the option of the holder. Holders of $34 in Convertible Notes elected not to convert prior to the redemption date. Accordingly, the balance sheet classification of the Convertible Notes will be short term for as long as the put option remains in effect.
Capital expenditures were approximately $23.1 million for the three months ended June 30, 2014. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $240.0 million to $260.0 million for our fiscal year ending March 31, 2015, of which $125.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,757,633	$43,323	$699,953	$320,798	$693,559
Debt interest (2)	365,147	69,240	138,019	128,184	29,704
Operating leases	126,209	21,277	33,716	21,122	50,094
Contingent payments	1,900	900	1,000	—	—
Purchase obligations	1,551,406	1,237,385	299,735	2,645	11,641
Total	$3,802,295	$1,372,125	$1,172,423	$472,749	$784,998

(1) Included in the Company’s balance sheet at June 30, 2014.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $7.8 million as of June 30, 2014 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $46.3 million and $109.8 million in fiscal 2014 and 2013, respectively. We expect to make total pension and postretirement plan contributions of $114.8 million to our benefit plans during fiscal 2015. For the three months ended June 30, 2014, the Company made pension contributions of $45.2 million versus $25.8 million for the three months ended

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

June 30, 2013. For the fiscal year ended March 31, 2015, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2014 in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC in May 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There has been no material change in this information during the period covered by this report.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of June 30, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1. Legal Proceedings.
On July 9, 2004, Eaton Corporation and several of its subsidiaries ("Eaton") sued the Company, a subsidiary and certain employees of the Company and the subsidiary on claims alleging misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. The subsidiary and the individual engineer defendants answered Eaton's claims and filed counterclaims. In the course of discovery in the suit, the court began an investigation of allegations of wrongdoing by Eaton in its conduct of the litigation. On December 22, 2010, the court dismissed all of Eaton's claims with prejudice based on the court's conclusion that a fraud had been perpetrated on the court by counsel for Eaton, of which Eaton was aware or should have been aware. Eaton appealed, but on November 21, 2013, the Supreme Court of Mississippi, in a unanimous en banc decision, affirmed the lower court’s dismissal. Eaton moved for a rehearing of the Mississippi Supreme Court's affirmance, but on March 20, 2014, the Supreme Court denied Eaton's motion for rehearing. Meanwhile, the Company, several subsidiaries, and the employees sued by Eaton pursued claims (including antitrust claims) and counterclaims against Eaton based on the Eaton misconduct that led to the dismissal of Eaton's claims.
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, the employees of the Company and its subsidiary and Eaton. As part of the settlement, Eaton agreed to pay the Company $135,300,000 in cash. The Company received Eaton’s settlement payment early in the Company’s second fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes repurchases made pursuant to the Company's share repurchase plan during the three months ended June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1 - 30, 2014	—	$—	—	5,200,800
May 1 - 31, 2014	750,000	$68.06	1,549,200	4,450,800
June 1 - 30, 2014	—	$—	—	4,450,800
Total	750,000	$68.06	1,549,200	4,450,800

Item 6. Exhibits.

Exhibit 31.1	Certification by President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and CEO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Executive Vice President and CFO Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (1) Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	August 4, 2014
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ Jeffrey L. McRae	August 4, 2014
Jeffrey L. McRae, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 4, 2014
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Executive Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.