Form 10-Q
period 2014-09-30
TRIUMPH GROUP INC
filed 2014-11-03
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Common Stock, par value $0.001 per share, 50,787,068 shares outstanding as of October 31, 2014.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,366	$28,998
Trade and other receivables, less allowance for doubtful accounts of $7,065 and $6,535	518,958	517,304
Inventories, net of unliquidated progress payments of $167,008 and $165,019	1,234,692	1,111,767
Rotable assets	43,514	41,666
Deferred income taxes	48,919	57,308
Prepaid and other current assets	22,881	24,897
Total current assets	1,902,330	1,781,940
Property and equipment, net	963,604	931,430
Goodwill	1,932,491	1,791,891
Intangible assets, net	967,886	978,171
Other, net	49,280	69,954
Total assets	$5,815,591	$5,553,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,595	$49,575
Accounts payable	342,002	317,334
Accrued expenses	285,217	273,290
Total current liabilities	666,814	640,199
Long-term debt, less current portion	1,516,890	1,500,808
Accrued pension and other postretirement benefits, noncurrent	424,087	508,524
Deferred income taxes, noncurrent	444,357	385,188
Other noncurrent liabilities	409,762	234,756
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,459,020 shares issued; 50,787,068 and 52,159,020 shares outstanding	51	52
Capital in excess of par value	850,677	866,281
Treasury stock, at cost, 1,673,852 and 300,000 shares	(112,152)	(19,134)
Accumulated other comprehensive loss	(32,114)	(18,908)
Retained earnings	1,647,219	1,455,620
Total stockholders’ equity	2,353,681	2,283,911
Total liabilities and stockholders’ equity	$5,815,591	$5,553,386

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net sales	$994,123	$967,345	$1,891,028	$1,911,028
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	771,445	771,318	1,456,262	1,467,789
Selling, general and administrative	68,770	63,583	134,479	130,300
Depreciation and amortization	39,014	38,244	76,565	76,178
Relocation costs	196	1,229	3,193	2,444
Gain on legal settlement, net of expenses	—	—	(134,693)	—
	879,425	874,374	1,535,806	1,676,711
Operating income	114,698	92,971	355,222	234,317
Interest expense and other	15,386	20,321	57,746	40,031
Income before income taxes	99,312	72,650	297,476	194,286
Income tax expense	31,866	23,134	101,786	65,727
Net income	$67,446	$49,516	$195,690	$128,559

Earnings per share—basic:	$1.32	$0.96	$3.81	$2.51

Weighted-average common shares outstanding—basic	51,015	51,807	51,351	51,311

Earnings per share—diluted:	$1.32	$0.94	$3.79	$2.43

Weighted-average common shares outstanding—diluted	51,169	52,820	51,627	52,813

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net income	$67,446	$49,516	$195,690	$128,559
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,827)	3,279	(9,623)	2,770
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($1,700) for the three months ended and $0 and ($3,400) for the six months ended, respectively	—	2,831	—	5,662
Recognized prior service credits, net of taxes of $921 and $1,056 for the three months ended and $1,842 and $2,113 for the six months ended, respectively	(1,533)	(1,759)	(3,066)	(3,518)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,533)	1,072	(3,066)	2,144
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of ($685) and $0 for the three months ended and $220 and $140 for the six months ended, respectively	906	—	(451)	(235)
Reclassification of (gain) loss included in net earnings, net of tax of $9 and $29 for the three months ended and $29 and $20 for the six months ended, respectively	(31)	(51)	(66)	(36)
Net unrealized gain (loss) cash flow hedges, net of tax	875	(51)	(517)	(271)
Total other comprehensive (loss) income	(17,485)	4,300	(13,206)	4,643

Total comprehensive income	$49,961	$53,816	$182,484	$133,202

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2014	2013

Operating Activities
Net income	$195,690	$128,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,565	76,178
Amortization of acquired contract liabilities	(23,832)	(20,115)
Accretion of debt discount	1,577	292
Other amortization included in interest expense	6,255	2,143
Provision for doubtful accounts receivable	(55)	1,239
Provision for deferred income taxes	100,307	63,710
Employee stock-based compensation	2,056	2,263
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	57,938	16,204
Rotable assets	(1,848)	(3,319)
Inventories	(80,273)	(87,371)
Prepaid expenses and other current assets	3,405	4,547
Accounts payable, accrued expenses and other current liabilities	11,231	(66,181)
Accrued pension and other postretirement benefits	(90,071)	(70,040)
Other	(530)	(4,487)
Net cash provided by operating activities	258,415	43,622
Investing Activities
Capital expenditures	(59,074)	(119,265)
Reimbursements of capital expenditures	553	5,037
Proceeds from sale of assets	1,192	11,713
Acquisitions, net of cash acquired	(73,901)	(31,329)
Net cash used in investing activities	(131,230)	(133,844)
Financing Activities
Net increase in revolving credit facility	68,421	186,606
Proceeds from issuance of long-term debt and capital leases	342,960	48,588
Repayment of debt and capital lease obligations	(427,343)	(148,226)
Purchase of common stock	(93,018)	—
Payment of deferred financing costs	(5,513)	(472)
Dividends paid	(4,090)	(4,149)
Repayment of government grant	(3,198)	100
Repurchase of restricted shares for minimum tax obligation	(673)	(2,726)
Proceeds from exercise of stock options	356	180
Net cash (used in) provided by financing activities	(122,098)	79,901
Effect of exchange rate changes on cash	(719)	727
Net change in cash	4,368	(9,594)
Cash and cash equivalents at beginning of period	28,998	32,037
Cash and cash equivalents at end of period	$33,366	$22,443
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2014 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2014 filed in May 2014.

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

For the three months ended September 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(6,164), $(4,186) and $(0.08) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended September 30, 2014 included gross favorable adjustments of approximately $2,337 and gross unfavorable adjustments of approximately $(8,501). For the six months ended September 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,450), $(2,927) and $(0.06) net of tax, respectively. The cumulative catch-up adjustments to operating income for the six months ended September 30, 2014 included gross favorable adjustments of approximately $3,822 and gross unfavorable adjustments of approximately $(8,272). For the three months ended September 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(25,364), $(17,287) and $(0.33) net of tax, respectively. For the six months ended September 30, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(23,005), $(15,222) and $(0.29) net of tax, respectively.

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

While the Company is currently projecting its recurring production contracts to be profitable, there is still a substantial amount of risk similar to what the Company has experienced on certain programs. In particular, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.

For example, significant cost growth experienced on the 747-8 program during prior fiscal year resulted in lower-than-expected margins, but the deliveries are still profitable. We have assessed the profitability of future production related to the 747-8 program and currently projected that the program will continue to be profitable. However, if significant cost growth is experienced, cost reduction strategies are not successfully implemented and/or production rates are further reduced by our customers, profit margin on the 747-8 program could continue to deteriorate or a loss might be incurred on future recurring production blocks.
Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended September 30, 2014 and 2013, the Company recognized $14,865 and $8,965, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income. For the six months ended September 30, 2014 and 2013, the Company recognized $23,832 and $20,115, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company (“Boeing”) (representing commercial, military and space) represented approximately 30% and 32% of total trade accounts receivable as of September 30, 2014 and March 31, 2014, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the six months ended September 30, 2014 were $826,698, or 44% of net sales, of which $747,762, $66,092 and $12,844 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2013 were $880,078, or 46% of net sales, of which $827,116, $41,561 and $11,401 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $1,060 and $935, respectively. Stock-based compensation expense for the six months ended September 30, 2014 and 2013 was $2,056 and $2,263, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$663,085	$(157,653)	$505,432
Product rights, technology and licenses	11.7	52,405	(30,824)	21,581
Non-compete agreements and other	15.9	2,929	(456)	2,473
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,156,819	$(188,933)	$967,886

	March 31, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.7	$650,199	$(136,970)	$513,229
Product rights, technology and licenses	11.7	52,405	(28,437)	23,968
Non-compete agreements and other	13.6	3,679	(1,105)	2,574
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,144,683	$(166,512)	$978,171
Amortization expense for the three months ended September 30, 2014 and 2013 was $11,848 and $10,617, respectively. Amortization expense for the six months ended September 30, 2014 and 2013 was $23,479 and $22,150, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of September 30, 2014 and March 31, 2014, were $34,352 and $25,651, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information
The Company received $24,246 for income tax refunds, net of payments, for the six months ended September 30, 2014. The Company paid $1,370 for income taxes, net of refunds received, for the six months ended September 30, 2013. The Company made interest payments of $52,250 and $30,110 for the six months ended September 30, 2014 and 2013, respectively.
During the six months ended September 30, 2013, the Company financed $36 of property and equipment additions through capital leases. During the six months ended September 30, 2013, the Company issued 1,849,596 shares, in connection with certain conversions of convertible senior subordinated notes (see Note 6).
During the six months ended September 30, 2014, under the existing stock repurchase program, the Company repurchased 1,386,740 shares for $93,018. As a result, as of September 30, 2014, the Company remains able to purchase an additional 3,814,060 shares under the existing stock repurchase program.

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
The purchase price for the GE acquisition was $71,509, which includes cash paid at closing and deferred payments. Goodwill in the amount of $142,642 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $14,000 with a weighted-average life of 13.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for GE is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

June 27, 2014
Cash	$4,608
Accounts receivable	35,894
Inventory	47,877
Property and equipment	35,705
Goodwill	142,642
Intangible assets	14,000
Deferred taxes	35,627
Other assets	1,341
Total assets	$317,694

Accounts payable	$16,266
Accrued expenses	26,483
Acquired contract liabilities	203,436
Total liabilities	$246,185
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of GE, whichever is earlier.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,772 in acquisition-related costs in connection with the GE acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Income.
The following table presents information for the GE acquisition which is included in the Company's Condensed Consolidated Statement of Income from the date of acquisition through the three and six months ended September 30, 2014:

Three and Six Months Ended September 30, 2014
Net Sales	$68,216
Operating Income	7,221
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
The purchase price for the General Donlee acquisition was $56,622 plus assumed debt of $32,382, which was settled at closing. Additionally, on October 7, 2013, the Company, at its option, called General Donlee's Convertible Notes for $26,000, which were paid on November 12, 2013. Goodwill in the amount of $46,528 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified intangible assets related to customer relationships valued at approximately $24,596 with a weighted-average life of 15.0 years. Prior to the anniversary of the acquisition date, the Company finalized the purchase price allocation. The finalization of the Company's purchase accounting assessment did not result in significant measurement period adjustments and did not have a material impact on the Company's Consolidated Balance Sheet, Statement of Income, or Statement of Cash Flows.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of General Donlee, in accordance with ASC 805:

October 4, 2013
Accounts receivable	$10,573
Inventory	15,645
Prepaid expenses and other	184
Property and equipment	31,952
Goodwill	46,528
Intangibles assets	24,596
Total assets	$129,478

Accounts payable	$2,841
Accrued expenses	3,620
Deferred taxes	11,439
Debt	54,956
Total liabilities	$72,856
The Company finalized its estimate after it was able to to determine that it had obtained all necessary information that existed as of the acquisition date related to these amounts.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$994,123	$1,023,307	$1,941,964	$2,039,132
Net income	67,446	49,480	197,619	130,185
Earnings per share—basic	$1.32	$0.96	$3.85	$2.54
Earnings per share—diluted	$1.32	$0.94	$3.83	$2.47

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2014	March 31, 2014
Raw materials	$78,822	$106,552
Work-in-process, including manufactured and purchased components	1,225,116	1,102,626
Finished goods	97,762	67,608
Less: unliquidated progress payments	(167,008)	(165,019)
Total inventories	$1,234,692	$1,111,767
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship-set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") as of September 30, 2014 is $200,052. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier and Embraer as of March 31, 2014 was $131,358.
The Company is still in the pre-production stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2016 and 2018, respectively, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2014	March 31, 2014

Revolving line of credit	$262,827	$194,406
Term loan	365,625	375,000
Receivable securitization facility	159,800	162,400
Equipment leasing facility and other capital leases	85,255	74,342
Senior notes due 2018	—	348,423
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	—
Convertible senior subordinated notes	—	12,834
Other debt	7,978	7,978
	1,556,485	1,550,383
Less current portion	39,595	49,575
	$1,516,890	$1,500,808

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
At September 30, 2014, there were $262,827 in borrowings and $35,963 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2014, there were $194,406 in borrowings and $36,445 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2014, the Company had borrowing capacity under this facility of $701,210 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of September 30, 2014 and March 31, 2014, the interest rate swap agreement had a notional amount of $365,625 and $375,000, respectively. As of September 30, 2014 and March 31, 2014, the interest rate swap agreement had a fair value of $2,289 and $2,426, respectively, which is recorded in other assets, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In February 2013, the Company amended its $175,000 Securitization Facility, extending the term through February 2016. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2014, the maximum amount available under the Securitization Facility was $175,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.43% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.43% on 100.00% of the maximum amount available under the Securitization Facility. At September 30, 2014, there was $159,800 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $196 of financing costs. These costs, along with the $537 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the six months ended September 30, 2014 and 2013, the Company entered into new capital leases in the amount of $0 and $36, respectively, to finance a portion of the Company’s capital additions for the period. During the six months ended September 30, 2014 and 2013, the Company obtained financing for existing fixed assets in the amount of $20,160 and $15,688, respectively.

Senior Subordinated Notes Due 2017

On November 16, 2009, the Company issued $175,000 principal amount of 8.00% Senior Subordinated Notes due 2017 (the “2017 Notes”).  The 2017 Notes were sold at 98.56% of principal amount and had an effective interest yield of 8.25%. Interest on the 2017 Notes is payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and were being amortized on the effective interest method over the term of the 2017 Notes.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
Senior Notes Due 2018
On June 16, 2010, in connection with the acquisition of Vought Aircraft Industries. ("Vought"), the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold at 99.27% of principal amount and had an effective interest yield of 8.75%. Interest on the 2018 Notes accrued at the rate of 8.63% per annum and was payable semiannually in cash in arrears on January 15 and July 15 of each year. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and were amortized on the effective interest method over the term of the 2018 Notes.
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the six months ended September 30, 2014.
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
Convertible Senior Subordinated Notes
On September 18, 2006, the Company issued $201,250 in convertible senior subordinated notes (the “Convertible Notes”). The Convertible Notes were direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.
The Convertible Notes bore interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012, and for each six-month period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company paid contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest paid per note in respect of any six-month period equaled 0.25% per annum, calculated on the average trading price of a note for the relevant five trading day period.
The Convertible Notes would have matured on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company was able to redeem the Convertible Notes for cash, in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes had the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. On September 2, 2011, the Company submitted a tender offer of repurchase to the holders of the Convertible Notes, expiring October 3, 2011, and no notes were tendered for repurchase. The Convertible Notes were convertible into the Company’s common stock at a rate equal to 36.8679 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.12 per share), subject to adjustment as described in the indenture governing the Convertible Notes. Upon conversion, the Company delivered to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company’s total conversion obligation and, to the extent that the Company’s total conversion obligation exceeds $1, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder.

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
The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the six months ended September 30, 2014, the Company settled the conversion of $12,834 in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash. During the six months ended September 30, 2013, the Company settled the conversion of $77,260 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,596 shares.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the three months ended September 30, 2013, was $77.10. Therefore, for the three months ended September 30, 2013, there were 766,395 additional shares included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the six months ended September 30, 2014 and 2013 was $67.20 and $77.27, respectively. Therefore, for the six months ended September 30, 2014 and 2013, there were 99,090 and 1,229,710 additional shares, respectively, included in the calculation of diluted earnings per share.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,556,485	$1,544,817	$1,550,383	$1,580,447
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs)
7.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2014	2013	2014	2013
Weighted-average common shares outstanding – basic	51,015	51,807	51,351	51,311
Net effect of dilutive stock options and nonvested stock	154	247	177	273
Potential common shares – convertible debt	—	766	99	1,229
Weighted-average common shares outstanding – diluted	51,169	52,820	51,627	52,813

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2014 and March 31, 2014, the total amount of accrued income tax-related interest and penalties was $192 and $204, respectively.

As of September 30, 2014 and March 31, 2014, the total amount of unrecognized tax benefits was $8,042 and $8,865, respectively, of which $6,259 and $7,082, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the three months ended September 30, 2014 was 32.1% as compared to 31.8% for the three months ended September 30, 2013. For the three months ended September 30, 2014, the income tax provision was reduced to reflect the benefit of $1,999 from the decrease to the state deferred tax rates. The effective income tax rate for the six months ended September 30, 2014 was 34.2% as compared to 33.8% for the six months ended September 30, 2013. For the six months ended September 30, 2014, the income tax provision was reduced to reflect unrecognized tax benefits of $1,051, an additional tax benefit related to the a net operating loss carryback claim of $367 and the benefit of $1,999 from the decrease to the state deferred tax rates.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of September 30, 2014, the Company was not subject to examination in any state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the six months ended September 30, 2014, the Company received refund claims of $26,001, which had previously been filed for in the second quarter of the fiscal year ended March 31, 2013.

9.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2014 through September 30, 2014:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2014	$1,339,993	$395,912	$55,986	$1,791,891
Goodwill recognized in connection with acquisitions	—	142,642	—	142,642
Effect of exchange rate changes	2,722	(4,764)	—	(2,042)
Balance, September 30, 2014	$1,342,715	$533,790	$55,986	$1,932,491

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
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit expense (income):
Service cost	$3,257	$3,293	$6,513	$6,586
Interest cost	21,950	23,216	43,902	46,432
Expected return on plan assets	(36,913)	(37,018)	(73,826)	(74,036)
Amortization of prior service credits	(1,322)	(1,683)	(2,644)	(3,366)
Amortization of net loss	—	4,531	—	9,062
Net periodic benefit income	$(13,028)	$(7,661)	$(26,055)	$(15,322)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit expense:
Service cost	$717	$765	$1,434	$1,530
Interest cost	3,082	3,138	6,164	6,276
Amortization of prior service credits	(1,132)	(1,132)	(2,264)	(2,264)
Net periodic benefit expense	$2,667	$2,771	$5,334	$5,542

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2014 and 2013, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance June 30, 2014	$7,402	$104	$(22,135)		$(14,629)
AOCI before reclassifications	(16,827)	906	—		(15,921)
Amounts reclassified from AOCI	—	(31)	(1,533)	(2)	(1,564)
Net current period AOCI	(16,827)	875	(1,533)		(17,485)
Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)

Balance June 30, 2013	$3,004	$(89)	$(63,544)		$(60,629)
AOCI before reclassifications	3,279	—	—		3,279
Amounts reclassified from AOCI	—	(51)	1,072	(2)	1,021
Net current period AOCI	3,279	(51)	1,072		4,300
Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)

Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	(9,623)	(451)	—		(10,074)
Amounts reclassified from AOCI	—	(66)	(3,066)	(2)	(3,132)
Net current period AOCI	(9,623)	(517)	(3,066)		(13,206)
Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)

Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
AOCI before reclassifications	2,770	(235)	—		2,535
Amounts reclassified from AOCI	—	(36)	2,144	(2)	2,108
Net current period AOCI	2,770	(271)	2,144		4,643
Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a gain on legal settlement, net of expenses, of $134,693 for the six months ended September 30, 2014.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Aerostructures	$632,072	$690,748	$1,243,935	$1,342,636
Aerospace systems	288,902	205,483	508,754	425,009
Aftermarket services	74,343	72,971	141,951	147,324
Elimination of inter-segment sales	(1,194)	(1,857)	(3,612)	(3,941)
	$994,123	$967,345	$1,891,028	$1,911,028

Income before income taxes:
Operating income (expense):
Aerostructures	$72,230	$64,425	$143,095	$164,812
Aerospace systems	46,214	31,740	83,567	74,383
Aftermarket services	11,620	10,102	22,124	21,381
Corporate	(15,366)	(13,296)	106,436	(26,259)
	114,698	92,971	355,222	234,317
Interest expense and other	15,386	20,321	57,746	40,031
	$99,312	$72,650	$297,476	$194,286

Depreciation and amortization:
Aerostructures	$24,765	$26,483	$49,744	$52,796
Aerospace systems	11,147	8,549	20,665	17,088
Aftermarket services	1,926	1,864	3,803	3,741
Corporate	1,176	1,348	2,353	2,553
	$39,014	$38,244	$76,565	$76,178

Amortization of acquired contract liabilities, net:
Aerostructures	$4,783	$5,614	$9,900	$11,755
Aerospace systems	10,082	3,351	13,932	8,360
	$14,865	$8,965	$23,832	$20,115

Adjusted EBITDA:
Aerostructures	$92,212	$85,294	$182,939	$205,853
Aerospace systems	47,279	36,938	90,300	83,111
Aftermarket services	13,546	11,966	25,927	25,122
Corporate	(14,190)	(11,948)	(25,904)	(23,706)
	$138,847	$122,250	$273,262	$290,380

Capital expenditures:
Aerostructures	$23,007	$52,598	$38,376	$98,543
Aerospace systems	10,588	5,843	16,251	10,275
Aftermarket services	2,353	3,915	4,033	8,066
Corporate	49	680	414	2,381
	$35,997	$63,036	$59,074	$119,265

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	September 30, 2014	March 31, 2014
Total Assets:
Aerostructures	$3,907,825	$3,880,645
Aerospace systems	1,454,716	1,255,136
Aftermarket services	321,743	316,643
Corporate	131,307	100,962
	$5,815,591	$5,553,386

During the three months ended September 30, 2014 and 2013, the Company had international sales of $191,849 and $151,146, respectively. During the six months ended September 30, 2014 and 2013, the Company had international sales of $351,683 and $296,237, respectively.

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of September 30, 2014 and March 31, 2014, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended September 30, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2014 and 2013.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$628	$574	$32,164	$—	$33,366
Trade and other receivables, net	2,161	223,858	292,939	—	518,958
Inventories	—	1,144,846	89,846	—	1,234,692
Rotable assets	—	29,943	13,571	—	43,514
Deferred income taxes	—	48,853	66	—	48,919
Prepaid expenses and other	5,333	11,484	6,064	—	22,881
Total current assets	8,122	1,459,558	434,650	—	1,902,330
Property and equipment, net	8,822	805,345	149,437	—	963,604
Goodwill and other intangible assets, net	—	2,698,916	201,461	—	2,900,377
Other, net	28,230	16,865	4,185	—	49,280
Intercompany investments and advances	4,367,723	134,810	25,071	(4,527,604)	—
Total assets	$4,412,897	$5,115,494	$814,804	$(4,527,604)	$5,815,591

Current liabilities:
Current portion of long-term debt	$19,017	$20,578	$—	$—	$39,595
Accounts payable	3,898	299,821	38,283	—	342,002
Accrued expenses	36,796	216,059	32,362	—	285,217
Total current liabilities	59,711	536,458	70,645	—	666,814
Long-term debt, less current portion	1,290,181	66,910	159,799	—	1,516,890
Intercompany advances	693,514	2,052,222	250,578	(2,996,314)	—
Accrued pension and other postretirement benefits, noncurrent	6,909	417,178	—	—	424,087
Deferred income taxes and other	8,901	778,520	66,698	—	854,119
Total stockholders’ equity	2,353,681	1,264,206	267,084	(1,531,290)	2,353,681
Total liabilities and stockholders’ equity	$4,412,897	$5,115,494	$814,804	$(4,527,604)	$5,815,591

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,820	$1,149	$25,029	$—	$28,998
Trade and other receivables, net	1,591	226,407	289,306	—	517,304
Inventories	—	1,041,719	70,048	—	1,111,767
Rotable assets	—	28,113	13,553	—	41,666
Deferred income taxes	—	57,291	17	—	57,308
Prepaid expenses and other	6,977	13,674	4,246	—	24,897
Total current assets	11,388	1,368,353	402,199	—	1,781,940
Property and equipment, net	9,933	801,560	119,937	—	931,430
Goodwill and other intangible assets, net	—	2,625,121	144,941	—	2,770,062
Other, net	58,536	7,860	3,558	—	69,954
Intercompany investments and advances	4,094,443	84,180	12,333	(4,190,956)	—
Total assets	$4,174,300	$4,887,074	$682,968	$(4,190,956)	$5,553,386

Current liabilities:
Current portion of long-term debt	$31,844	$17,731	$—	$—	$49,575
Accounts payable	1,150	296,968	19,216	—	317,334
Accrued expenses	36,034	212,984	24,272	—	273,290
Total current liabilities	69,028	527,683	43,488	—	640,199
Long-term debt, less current portion	1,279,694	58,714	162,400	—	1,500,808
Intercompany advances	525,216	2,021,330	304,613	(2,851,159)	—
Accrued pension and other postretirement benefits, noncurrent	6,795	501,716	13	—	508,524
Deferred income taxes and other	9,656	586,174	24,114	—	619,944
Total stockholders’ equity	2,283,911	1,191,457	148,340	(1,339,797)	2,283,911
Total liabilities and stockholders’ equity	$4,174,300	$4,887,074	$682,968	$(4,190,956)	$5,553,386

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$909,720	$90,664	$(6,261)	$994,123

Operating costs and expenses:
Cost of sales	—	705,399	72,307	(6,261)	771,445
Selling, general and administrative	12,493	47,264	9,013	—	68,770
Depreciation and amortization	626	34,512	3,876	—	39,014
Relocation costs	—	196	—	—	196
	13,119	787,371	85,196	(6,261)	879,425
Operating income (loss)	(13,119)	122,349	5,468	—	114,698
Intercompany interest and charges	(52,345)	50,142	2,203	—	—
Interest expense and other	15,014	2,388	(2,016)	—	15,386
Income before income taxes	24,212	69,819	5,281	—	99,312
Income tax expense	5,553	26,295	18	—	31,866
Net income	18,659	43,524	5,263	—	67,446
Other comprehensive income (loss)	1,456	(1,533)	(17,408)	—	(17,485)
Total comprehensive income (loss)	$20,115	$41,991	$(12,145)	$—	$49,961

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Six Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,752,016	$147,255	$(8,243)	$1,891,028

Operating costs and expenses:
Cost of sales	—	1,343,290	121,215	(8,243)	1,456,262
Selling, general and administrative	22,663	95,647	16,169	—	134,479
Depreciation and amortization	1,264	68,573	6,728	—	76,565
Relocation costs	—	3,193	—	—	3,193
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
	(110,766)	1,510,703	144,112	(8,243)	1,535,806
Operating income	110,766	241,313	3,143	—	355,222
Intercompany interest and charges	(105,634)	101,672	3,962	—	—
Interest expense and other	56,298	4,543	(3,095)	—	57,746
Income before income taxes	160,102	135,098	2,276	—	297,476
Income tax expense (benefit)	51,737	51,370	(1,321)	—	101,786
Net income	108,365	83,728	3,597	—	195,690
Other comprehensive loss	(84)	(3,066)	(10,056)	—	(13,206)
Total comprehensive income (loss)	$108,281	$80,662	$(6,459)	$—	$182,484

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$108,365	$83,728	$3,597	$—	$195,690

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(218,022)	249,129	21,295	10,323	62,725
Net cash (uses in) provided by operating activities	(109,657)	332,857	24,892	10,323	258,415
Capital expenditures	(152)	(49,296)	(9,626)	—	(59,074)
Reimbursed capital expenditures	—	553	—	—	553
Proceeds from sale of assets	—	1,124	68	—	1,192
Acquisitions, net of cash acquired	—	—	(73,901)	—	(73,901)
Net cash used in investing activities	(152)	(47,619)	(83,459)	—	(131,230)
Net increase in revolving credit facility	68,421	—	—	—	68,421
Proceeds on issuance of debt	300,000	20,160	22,800	—	342,960
Retirements and repayments of debt	(391,725)	(10,218)	(25,400)	—	(427,343)
Purchase of common stock	(93,018)	—	—	—	(93,018)
Payments of deferred financing costs	(5,513)	—	—	—	(5,513)
Dividends paid	(4,090)	—	—	—	(4,090)
Repayment of governmental grant	—	(3,198)	—	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Proceeds from exercise of stock options, including excess tax benefit	356	—	—	—	356
Intercompany financing and advances	233,859	(292,557)	69,021	(10,323)	—
Net cash provided (used in) by financing activities	107,617	(285,813)	66,421	(10,323)	(122,098)
Effect of exchange rate changes on cash	—	—	(719)	—	(719)
Net change in cash and cash equivalents	(2,192)	(575)	7,135	—	4,368
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$628	$574	$32,164	$—	$33,366

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$39,064	$86,607	$2,888	$—	$128,559

Adjustments to reconcile net income to net cash provided by (used in) operating activities	17,740	(141,989)	40,736	(1,424)	(84,937)
Net cash provided by (used in) operating activities	56,804	(55,382)	43,624	(1,424)	43,622
Capital expenditures	(1,654)	(111,806)	(5,805)	—	(119,265)
Reimbursed capital expenditures	—	5,037	—	—	5,037
Proceeds from sale of assets	—	11,707	6	—	11,713
Acquisitions, net of cash acquired	—	—	(31,329)	—	(31,329)
Net cash used in investing activities	(1,654)	(95,062)	(37,128)	—	(133,844)
Net increase in revolving credit facility	186,606	—	—	—	186,606
Proceeds on issuance of debt	—	15,688	32,900	—	48,588
Retirements and repayments of debt	(77,416)	(18,210)	(52,600)	—	(148,226)
Payments of deferred financing costs	(472)	—	—	—	(472)
Dividends paid	(4,149)	—	—	—	(4,149)
Withholding of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from government grant	—	100	—	—	100
Proceeds from exercise of stock options, including excess tax benefit	180	—	—	—	180
Intercompany financing and advances	(157,163)	152,147	3,592	1,424	—
Net cash (used in) provided by financing activities	(55,140)	149,725	(16,108)	1,424	79,901
Effect of exchange rate changes on cash	—	—	727	—	727
Net change in cash and cash equivalents	10	(719)	(8,885)	—	(9,594)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$3,120	$818	$18,505	$—	$22,443

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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary the employees and Eaton. As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. During the six months ended September 30, 2014, the Company received payment representing a gain on legal settlement, net of expense, of $134,693, which is included on the Condensed Consolidated Statements of Income.
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

15.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $196 and $1,229 of expenses related to the relocation during the three months ended September 30, 2014 and 2013, respectively, shown separately on the Condensed Consolidated Statement of Income. The Company incurred approximately $3,193 and $2,444 of expenses related to the relocation during the six months ended September 30, 2014 and 2013, respectively, shown separately on the Condensed Consolidated Statement of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

16.     SUBSEQUENT EVENTS
On October 17, 2014, the Company acquired all of the outstanding shares of North American Aircraft Services, Inc. ("NAAS") for $44,687. The acquired business will operate as Triumph Aviation Services - NAAS Division and be included in the Aftermarket Services Group. NAAS is based in San Antonio, Texas, with fixed-based operator business units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services.

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
Effective October 17, 2014, the Company acquired all of the outstanding shares of North American Aircraft Services, Inc. ("NAAS") for $44,687. The acquired business will operate as Triumph Aviation Services - NAAS Division and be included in the Aftermarket Services Group. NAAS is based in San Antonio, Texas, with fixed-based operator business units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services.
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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, certain employees of the Company and its subsidiary and Eaton Corporation and several of its subsidiaries ("Eaton"). As part of the settlement, Eaton agreed to pay the Company $135.3 million in cash. During the six months ended September 30, 2014, the Company received payment representing a gain on legal settlement, net of expense, of $134.7 million, which is included on the Condensed Consolidated Statements of Income.
Highlights for the second quarter of the fiscal year ending March 31, 2015 included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2015 increased 2.8% over the prior year period to $994.1 million.

•	Operating income in the second quarter of fiscal 2015 increased 23.4% over the prior year period to $114.7 million.

•	Net income for the second quarter of fiscal 2015 increased 36.2% over the prior year period to $67.4 million.

•
Backlog as of September 30, 2014 increased 0.6% year over year to $4.78 billion and includes expected milestone payments on development contracts. Of our existing backlog of $4.78 billion, we estimate that approximately $1.95 billion will not be shipped by September 30, 2015.

•	Net income for the second quarter of fiscal 2015 was $1.32 per diluted common share, as compared to $0.94 per diluted share in the prior year period.

•
We generated $258.4 million of cash flow from operating activities for the six months ended September 30, 2014, after $55.4 million in pension contributions, as compared to cash provided by operations of $43.6 million in the prior year period.

As of September 30, 2014, we have incurred approximately $200.1 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun to deliver. We expect to incur additional costs related to these programs as they continue to develop.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As disclosed during the second quarter of fiscal 2014, we identified additional program costs in the prior fiscal year of approximately $85.0 million, primarily related to the 747-8 program. These changes in program cost estimates were largely due to production rate changes, continued inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. While we have experienced improvements in performance metrics since the issues were identified, we have not yet recovered to the levels previously expected or as quickly as expected. These amounts have resulted primarily from reductions to the profitability estimates of our previous 747-8 production lots. Both the current and future production lots are expected to be profitable and not result in loss reserves.
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
As previously announced by Boeing in September 2013 and then subsequently revised in March 2014 to curtail production by an additional three months, the decision has been made to cease production of the C-17 during calendar year 2015. Major production related to this program is expected to cease by early fiscal 2016.
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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$67,446	$49,516	$195,690	$128,559
Gain on legal settlement, net of expenses	—	—	(134,693)	—
Amortization of acquired contract liabilities, net	(14,865)	(8,965)	(23,832)	(20,115)
Depreciation and amortization	39,014	38,244	76,565	76,178
Interest expense and other	15,386	20,321	57,746	40,031
Income tax expense	31,866	23,134	101,786	65,727
Adjusted EBITDA	$138,847	$122,250	$273,262	$290,380

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$114,698	$72,230	$46,214	$11,620	$(15,366)
Amortization of acquired contract liabilities, net	(14,865)	(4,783)	(10,082)	—	—
Depreciation and amortization	39,014	24,765	11,147	1,926	1,176
Adjusted EBITDA	$138,847	$92,212	$47,279	$13,546	$(14,190)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$92,971	$64,425	$31,740	$10,102	$(13,296)
Amortization of acquired contract liabilities, net	(8,965)	(5,614)	(3,351)	—	—
Depreciation and amortization	38,244	26,483	8,549	1,864	1,348
Adjusted EBITDA	$122,250	$85,294	$36,938	$11,966	$(11,948)

	Six Months Ended September 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$355,222	$143,095	$83,567	$22,124	$106,436
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(23,832)	(9,900)	(13,932)	—	—
Depreciation and amortization	76,565	49,744	20,665	3,803	2,353
Adjusted EBITDA	$273,262	$182,939	$90,300	$25,927	$(25,904)

	Six Months Ended September 30, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$234,317	$164,812	$74,383	$21,381	$(26,259)
Amortization of acquired contract liabilities, net	(20,115)	(11,755)	(8,360)	—	—
Depreciation and amortization	76,178	52,796	17,088	3,741	2,553
Adjusted EBITDA	$290,380	$205,853	$83,111	$25,122	$(23,706)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net sales	$994,123	$967,345
Segment operating income	$130,064	$106,267
Corporate expenses	(15,366)	(13,296)
Total operating income	114,698	92,971
Interest expense and other	15,386	20,321
Income tax expense	31,866	23,134
Net income	$67,446	$49,516

Net sales increased by $26.8 million, or 2.8%, to $994.1 million for the three months ended September 30, 2014 from $967.3 million for the three months ended September 30, 2013. The acquisition of GE and the fiscal 2014 acquisitions, net of the prior year divestitures, contributed $70.5 million in net sales. Organic sales decreased $43.7 million, or 4.6%, due to

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

production rate reductions by our customers on the 747-8, V-22 and Gulfstream programs. Net sales for the three months ended September 30, 2014 included $7.3 million in total non-recurring revenues, as compared to $6.8 million in non-recurring revenues for the three months ended September 30, 2013. The prior year period was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales increased to $771.4 million for the three months ended September 30, 2014 from $771.3 million for the three months ended September 30, 2013. Gross margin for the three months ended September 30, 2014 was 22.4%, as compared to 20.3% for the prior year period. The prior year period was negatively impacted by net unfavorable cumulative catch-up adjustments of $25.4 million due to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Excluding these prior year charges, the comparable gross margin would have been 22.9%. The remaining change in gross margin was due to additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.3 million), a customer settlement charge ($5.0 million), and further reductions to profitability estimates on the 747-8 program, offset by changes in sales mix and improved pension and other postretirement benefit expenses ($5.5 million).

Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($6.2 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $2.3 million and gross unfavorable adjustments of $8.5 million. The cumulative catch-up adjustments for the three months ended September 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. As noted above, gross margin for the three months ended September 30, 2013 included net unfavorable cumulative catch-up adjustments of $25.4 million.
Segment operating income increased by $23.8 million, or 22.4%, to $130.1 million for the three months ended September 30, 2014 from $106.3 million for the three months ended September 30, 2013. The segment operating income increased as a result of the increased sales and gross margin changes noted above and decreased legal fees ($1.1 million), offset by increased costs related to the relocation from our Jefferson Street facilities ($1.0 million) and increased product development costs ($4.4 million).
Corporate expenses increased by $2.1 million, or 15.6%, to $15.4 million for the three months ended September 30, 2014 from $13.3 million for the three months ended September 30, 2013. This increase is due to increased due diligence and acquisition-related expenses ($1.1 million) and trade shows ($0.6 million).

Interest expense and other decreased by $4.9 million, or 24.3%, to $15.4 million for the three months ended September 30, 2014 compared to $20.3 million for the prior year period. Interest expense and other for the three months ended September 30, 2014 decreased due to recent refinancing efforts, which lowered the Company's overall interest rate.

The effective income tax rate for the three months ended September 30, 2014 was 32.1% compared to 31.8% for the three months ended September 30, 2013. For the three months ended September 30, 2014, the income tax provision was reduced to reflect the decrease in to the state deferred tax rate. For the three months ended September 30, 2013, the income tax provision was reduced to reflect $2.3 million of benefit related to an increase in research and development tax credit carryforward and NOL carryforward. For the fiscal year ending March 31, 2015, the Company expects its effective tax rate to be approximately 34.7%, assuming the retroactive reinstatement of the research and development tax credit.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
Aerostructures	2014	2013
Commercial aerospace	39.4%	43.3%
Military	15.3%	16.8%
Business Jets	8.3%	10.2%
Regional	0.2%	0.4%
Non-aviation	0.3%	0.7%
Total Aerostructures net sales	63.5%	71.4%
Aerospace Systems
Commercial aerospace	13.4%	8.0%
Military	11.5%	10.3%
Business Jets	1.5%	0.9%
Regional	0.9%	0.8%
Non-aviation	1.6%	1.1%
Total Aerospace Systems net sales	28.9%	21.1%
Aftermarket Services
Commercial aerospace	6.4%	6.5%
Military	0.6%	0.4%
Regional	0.5%	0.2%
Non-aviation	0.1%	0.4%
Total Aftermarket Services net sales	7.6%	7.5%
Total Consolidated net sales	100.0%	100.0%

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

	Three Months Ended September 30,			% of Total Sales
	2014	2013	% Change	2014	2013
	(in thousands)
NET SALES
Aerostructures	$632,072	$690,748	(8.5)%	63.6%	71.4%
Aerospace Systems	288,902	205,483	40.6%	29.1%	21.2%
Aftermarket Services	74,343	72,971	1.9%	7.5%	7.5%
Elimination of inter-segment sales	(1,194)	(1,857)	(35.7)%	(0.2)%	(0.1)%
Total Net Sales	$994,123	$967,345	2.8%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$72,230	$64,425	12.1%	11.4%	9.3%
Aerospace Systems	46,214	31,740	45.6%	16.0%	15.4%
Aftermarket Services	11,620	10,102	15.0%	15.6%	13.8%
Corporate	(15,366)	(13,296)	(15.6)%	n/a	n/a
Total Operating Income	$114,698	$92,971	23.4%	11.5%	9.6%

	Three Months Ended September 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$92,212	$85,294	8.1%	14.6%	12.3%
Aerospace Systems	47,279	36,938	28.0%	16.4%	18.0%
Aftermarket Services	13,546	11,966	13.2%	18.2%	16.4%
Corporate	(14,190)	(11,948)	(18.8)%	n/a	n/a
	$138,847	$122,250	13.6%	14.0%	12.6%
Aerostructures: The Aerostructures segment net sales decreased by $58.7 million, or 8.5%, to $632.1 million for the three months ended September 30, 2014 from $690.7 million for the three months ended September 30, 2013. Net sales decreased primarily due to production rate cuts by our customers on the 747-8, V-22 and Gulfstream programs. Net sales for the three months ended September 30, 2014 included $7.2 million in total non-recurring revenues, as compared to $6.8 million in total non-recurring revenues for the three months ended September 30, 2013.
Aerostructures segment cost of sales decreased by $63.9 million, or 11.0%, to $514.5 million for the three months ended September 30, 2014 from $578.3 million for the three months ended September 30, 2013. Cost of sales decrease resulted from the net sales decrease noted above. The gross margin for the three months ended September 30, 2014 was 18.6% compared with 16.3% for the three months ended September 30, 2013. The prior year period was negatively impacted by net unfavorable cumulative catch-up adjustments of $25.4 million due to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Excluding these prior year charges, the comparable gross margin would have been 19.9%. The remaining change in gross margin was due to additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.3 million), a customer settlement charge, further reductions to profitability estimates on the 747-8 program, offset by changes in sales mix and improved pension and other postretirement benefit expenses ($5.5 million).
Segment cost of sales for the three months ended September 30, 2014 included net unfavorable cumulative catch-up adjustments ($6.2 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $2.3 million and gross unfavorable adjustments of $8.5 million. The cumulative catch-up adjustments for the three months ended September 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. Segment operating income for the three months ended September 30, 2013 included net unfavorable cumulative catch-up adjustments of $25.4 million
Aerostructures segment operating income increased by $7.8 million, or 12.1%, to $72.2 million for the three months ended September 30, 2014 from $64.4 million for the three months ended September 30, 2013. Operating income for the three months ended September 30, 2014 was directly affected by the change to the gross margin as discussed above and decreased costs related to the relocation from our Jefferson Street facilities ($1.0 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales increased to 11.4% for the three months ended September 30, 2014 as compared to 9.3% for the three months ended September 30, 2013, due to the increase in gross margin and other specific variances noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $83.4 million, or 40.6%, to $288.9 million for the three months ended September 30, 2014 from $205.5 million for the three months ended September 30, 2013. Organic sales increased $4.4 million, or 2.2%, due to increased aftermarket spares sales and acquisitions of GE and General Donlee contributed $79.0 million in net sales.
Aerospace Systems segment cost of sales increased by $63.6 million, or 45.9%, to $202.0 million for the three months ended September 30, 2014 from $138.4 million for the three months ended September 30, 2013. Organic cost of sales decreased $1.4 million, or 1.0%, and the acquisitions of GE and General Donlee contributed $65.0 million in cost of sales. Organic gross margin for the three months ended September 30, 2014 was 34.7% compared with 32.6% for the three months ended September 30, 2013, due to increased aftermarket spares sales, which generate higher average margins.
Aerospace Systems segment operating income increased by $14.5 million, or 45.6%, to $46.2 million for the three months ended September 30, 2014 from $31.7 million for the three months ended September 30, 2013. Operating income increased primarily due to the improvement in organic gross margin as noted above and the acquisitions of General Donlee and GE contributed $7.0 million. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 16.0% for the three months ended September 30, 2014 as compared to 15.4% for the three months ended September 30, 2013, due to the improvement in gross margin as noted above. Adjusted EBITDA margin decreased year-over-year due to increased amortization of acquired contracts ($6.7 million), offset by increased depreciation and amortization expenses ($2.6 million) from the GE and General Donlee acquisitions.
Aftermarket Services: The Aftermarket Services segment net sales increased by $1.4 million, or 1.9%, to $74.3 million for the three months ended September 30, 2014 from $73.0 million for the three months ended September 30, 2013. Net sales increased primarily due to increased customer demand.
Aftermarket Services segment cost of sales decreased by $0.2 million, or 0.4%, to $54.9 million for the three months ended September 30, 2014 from $55.1 million for the three months ended September 30, 2013. Gross margin for the three months ended September 30, 2014 was 26.2% compared with 24.5% for the three months ended September 30, 2013 due to sales mix.
Aftermarket Services segment operating income increased by $1.5 million, or 15.0%, to $11.6 million for the three months ended September 30, 2014 from $10.1 million for the three months ended September 30, 2013. Operating income increased primarily due to the increase in sales and gross margin as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.6% for the three months ended September 30, 2014, as compared to 13.8% for the three months ended September 30, 2013 due to increased sales and gross margin. These sames factors contributed to the increased in Adjusted EBITDA margin year over year.

Six months ended September 30, 2014 compared to six months ended September 30, 2013

	Six Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net sales	$1,891,028	$1,911,028
Segment operating income	$248,786	$260,576
Corporate income (expenses)	106,436	(26,259)
Total operating income	355,222	234,317
Interest expense and other	57,746	40,031
Income tax expense	101,786	65,727
Net income	$195,690	$128,559

Net sales decreased by $20.0 million, or 1.0%, to $1.89 billion for the six months ended September 30, 2014 from $1.91 billion for the six months ended September 30, 2013. The acquisitions of GE and fiscal 2014 acquisitions, net of the prior year divestitures, contributed $81.7 million in net sales. Organic sales decreased $102.0 million, or 5.5%, due to production rate

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

reductions by our customers on the 747-8, V-22 and Gulfstream programs. Net sales for the six months ended September 30, 2014 included $12.6 million in total non-recurring revenues, as compared to $11.6 million in non-recurring revenues for the six months ended September 30, 2013. The prior year period was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales decreased $11.5 million, or 0.8%, to $1.46 billion for the six months ended September 30, 2014 from $1.47 billion for the six months ended September 30, 2013. This decrease was largely due to decreased sales. Organic gross margin for the six months ended September 30, 2014 was 23.6%, as compared to 23.9% for the prior year period. The prior year period is negatively impacted by the prior year's net unfavorable cumulative catch-up adjustments of $23.0 million due to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Excluding theses charges, the comparable gross margin would have been 24.8%. The remaining changes in gross margin are due to additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($6.7 million), a customer settlement charge ($5.0 million), and further reductions to profitability estimates on the 747-8 program, changes in sales mix and offset by improved pension and other postretirement benefit expenses ($10.9 million).
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($4.5 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $3.8 million and gross unfavorable adjustments of $8.3 million. The cumulative catch-up adjustments for the six months ended September 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. As noted above, gross margin for the six months ended September 30, 2013 included net unfavorable cumulative catch-up adjustments of $23.0 million.

Segment operating income decreased by $11.8 million, or 4.5%, to $248.8 million for the six months ended September 30, 2014 from $260.6 million for the six months ended September 30, 2013. The segment operating income decreased as a result of the decreased sales and gross margin changes noted above, increased costs related to the relocation from our Jefferson Street facilities ($0.8 million), insurance claim related to Hurricane Sandy in the prior year ($4.0 million) and offset by decreased legal fees ($2.7 million).

Corporate income (expenses) increased by $132.7 million, or 505.3%, to $106.4 million for the six months ended September 30, 2014 from $(26.3) million for the six months ended September 30, 2013. This increase is due to the legal settlement between the Company and Eaton, a net gain of $134.7 million, offset by increased due diligence and acquisition related expenses ($1.3 million).

Interest expense and other increased by $17.7 million, or 44.3%, to $57.7 million for the six months ended September 30, 2014 compared to $40.0 million for the prior year period. Interest expense and other for the six months ended September 30, 2014 increased due to the redemption of the 2018 Notes, which included $22.7 million of pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees, offset by the recent refinancing efforts, which lowered the Company's overall interest rate.

The effective income tax rate for the six months ended September 30, 2014 was 34.2% compared to 33.8% for the six months ended September 30, 2013. For the six months ended September 30, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $1.1 million and the benefit of $1.9 million from the decrease of the state deferred tax rate, offset by the expiration of the research and development tax credit as of December 31, 2013. For the six months ended September 30, 2013, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million. For the fiscal year ending March 31, 2015, the Company expects its effective tax rate to be approximately 34.7%, assuming the retroactive reinstatement of the research and development tax credit.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Six months ended September 30, 2014 compared to six months ended September 30, 2013
The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Six Months Ended September 30,
Aerostructures	2014	2013
Commercial aerospace	41.1%	42.6%
Military	14.9%	15.9%
Business Jets	9.1%	10.7%
Regional	0.4%	0.3%
Non-aviation	0.3%	0.7%
Total Aerostructures net sales	65.8%	70.2%
Aerospace Systems
Commercial aerospace	11.6%	8.1%
Military	11.2%	11.1%
Business Jets	1.5%	0.9%
Regional	0.9%	0.9%
Non-aviation	1.6%	1.2%
Total Aerospace Systems net sales	26.8%	22.2%
Aftermarket Services
Commercial aerospace	6.1%	6.5%
Military	0.7%	0.6%
Regional	0.5%	0.2%
Non-aviation	0.1%	0.3%
Total Aftermarket Services net sales	7.4%	7.6%
Total Consolidated net sales	100.0%	100.0%

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

	Six Months Ended September 30,			% of Total Sales
	2014	2013	% Change	2014	2013
	(in thousands)
NET SALES
Aerostructures	$1,243,935	$1,342,636	(7.4)%	65.8%	70.3%
Aerospace Systems	508,754	425,009	19.7%	26.9%	22.2%
Aftermarket Services	141,951	147,324	(3.6)%	7.5%	7.7%
Elimination of inter-segment sales	(3,612)	(3,941)	(8.3)%	(0.2)%	(0.2)%
Total Net Sales	$1,891,028	$1,911,028	(1.0)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$143,095	$164,812	(13.2)%	11.5%	12.3%
Aerospace Systems	83,567	74,383	12.3%	16.4%	17.5%
Aftermarket Services	22,124	21,381	3.5%	15.6%	14.5%
Corporate	106,436	(26,259)	505.3%	n/a	n/a
Total Operating Income	$355,222	$234,317	51.6%	18.8%	12.3%

	Six Months Ended September 30,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$182,939	$205,853	(11.1)%	14.7%	15.3%
Aerospace Systems	90,300	83,111	8.6%	17.7%	19.6%
Aftermarket Services	25,927	25,122	3.2%	18.3%	17.1%
Corporate	(25,904)	(23,706)	(9.3)%	n/a	n/a
	$273,262	$290,380	(5.9)%	14.5%	15.2%

Aerostructures: The Aerostructures segment net sales decreased by $98.7 million, or 7.4%, to $1.2 billion for the six months ended September 30, 2014 from $1.3 billion for the six months ended September 30, 2013. Organic sales decreased $91.4 million, or 7.0%, and the acquisition of Primus net of divestitures resulted in a $7.3 million decrease in net sales. Organic sales decreased primarily due to production rate cuts by our customers on the 747-8, V-22 and Gulfstream programs. Net sales for the six months ended September 30, 2014 included $12.6 million in total non-recurring revenues, as compared to $11.6 million in total non-recurring revenues for the six months ended September 30, 2013.
Aerostructures segment cost of sales decreased by $73.6 million, or 6.8%, to $1.0 billion for the six months ended September 30, 2014 from $1.1 billion for the six months ended September 30, 2013. Cost of sales decrease resulted from the net sales decrease noted above. The organic gross margin for the six months ended September 30, 2014 was 19.9% compared with 20.0% for the six months ended September 30, 2013. The prior year period was negatively impacted by net unfavorable cumulative catch-up adjustments of $23.0 million due to inefficiency, rework, high overtime levels, increased costs from suppliers and expedited delivery charges. Excluding theses charges, the comparable organic gross margin would have been 21.8%. The remaining changes in gross margin are due to additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($6.7 million), a customer settlement charge ($5.0 million), and further reductions to profitability estimates on the 747-8 program, offset by changes in sales mix and improved pension and other postretirement benefit expenses ($10.9 million).
Segment cost of sales for the six months ended September 30, 2014 included net unfavorable cumulative catch-up adjustments of $4.5 million. The gross margin percent decreased during the six months ended September 30, 2014 as the result of net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $3.8 million and gross unfavorable adjustments of $8.3 million. The cumulative catch-up adjustments for the six months ended September 30, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. Segment operating income for the six months ended September 30, 2013 included net unfavorable cumulative catch-up adjustments of $23.0 million as noted above.
Aerostructures segment operating income decreased by $21.7 million, or 13.2%, to $143.1 million for the six months ended September 30, 2014 from $164.8 million for the six months ended September 30, 2013. Operating income for the six months ended September 30, 2014 was directly affected by the decreases to the gross margin as discussed above and increased costs related to the relocation from our Jefferson Street facilities ($0.8 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerostructures segment operating income as a percentage of segment sales decreased to 11.5% for the six months ended September 30, 2014 as compared to 12.3% for the six months ended September 30, 2013, due to the decrease in sales and gross margin noted above.

Aerospace Systems: The Aerospace Systems segment net sales increased by $83.7 million, or 19.7%, to $508.8 million for the six months ended September 30, 2014 from $425.0 million for the six months ended September 30, 2013. Organic sales decreased $5.7 million, or 1.3%. The acquisitions of GE and General Donlee contributed $89.4 million in net sales.
Aerospace Systems segment cost of sales increased by $67.2 million, or 24.0%, to $346.9 million for the six months ended September 30, 2014 from $279.7 million for the six months ended September 30, 2013. Organic cost of sales decreased $7.2 million, or 1.3%, and the acquisitions of GE and General Donlee contributed $74.4 million in cost of sales. Organic gross margin for the six months ended September 30, 2014 was 35.0% compared with 34.2% for the six months ended September 30, 2013, due to increased aftermarket spare sales which generate higher average margin.
Aerospace Systems segment operating income increased by $9.2 million, or 12.3%, to $83.6 million for the six months ended September 30, 2014 from $74.4 million for the six months ended September 30, 2013. Operating income increased primarily due to the acquisitions of GE and General Donlee ($6.2 million) and improved organic gross margin. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 16.4% for the six months ended September 30, 2014 as compared to 17.5% for the six months ended September 30, 2013, due to the contribution by the acquisitions of GE and General Donlee. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $5.4 million, or 3.6%, to $142.0 million for the six months ended September 30, 2014 from $147.3 million for the six months ended September 30, 2013. Net sales decreased primarily due to decreased military sales.
Aftermarket Services segment cost of sales decreased by $5.6 million, or 5.1%, to $104.1 million for the six months ended September 30, 2014 from $109.7 million for the six months ended September 30, 2013. The cost of sales decrease was largely due to the decreased sales. Gross margin for the six months ended September 30, 2014 was 26.7% compared with 25.6% for the six months ended September 30, 2013.
Aftermarket Services segment operating income increased by $0.7 million, or 3.5%, to $22.1 million for the six months ended September 30, 2014 from $21.4 million for the six months ended September 30, 2013. Operating income increased due to the improved gross margin, lower bad debt expense ($0.2 million) and the effect of the previously divested Triumph Instruments companies. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.6% for the six months ended September 30, 2014, as compared to 14.5% for the six months ended September 30, 2013, due to the improved gross margin noted above.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2014, we generated approximately $258.4 million of cash flows from operating activities, used approximately $131.2 million in investing activities and used approximately $122.1 million in financing activities.
For the six months ended September 30, 2014, we had a net cash inflow of $245.4 million from operating activities, an increase of $201.8 million, compared to a net cash inflow of $43.6 million from the six months ended September 30, 2013. During the six months ended September 30, 2014, net cash provided by operating activities was primarily due to the cash received from legal settlement ($134.7 million) and an income tax refund ($26.0 million), offset by increased payments on pension and other postretirement benefits, and timing of payments on accounts payable and other accrued expenses.
We continue to invest in inventory for new programs. During the six months ended September 30, 2014, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $55.4 million and $17.4 million, respectively. Additionally, inventory build for mature programs, including costs associated with deferred shipments on several programs, was approximately $5.5 million. Unliquidated progress payments netted against inventory increased $2.0 million, due to timing of receipts.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cash flows used in investing activities for the six months ended September 30, 2014 decreased $2.6 million from the six months ended September 30, 2013. Cash flows used in investing activities for the six months ended September 30, 2014, included the acquisition of GE ($60.9 million). The six months ended September 30, 2013 included $63.5 million in capital expenditures associated with our new facilities in Red Oak, Texas.
Cash flows provided by financing activities for the six months ended September 30, 2014 increased $202.0 million from the six months ended September 30, 2013 due to additional borrowings on our Credit Facility to fund the acquisitions of GE, the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($93.0 million), offset by the issuance of the 2022 Notes.
As of September 30, 2014, $701.2 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2014, an aggregate amount of approximately $262.8 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
In May 2014, the Company amended its existing Credit Facility with its lenders to (i) to increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $365.6 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $1.0 billion, with a $250.0 million accordion feature, (iii) extend the maturity date of November 19, 2018 and (iv) amend certain other terms and covenants.
At September 30, 2014, there was $159.8 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
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
In June 2010, the Company issued the Senior Notes due 2018 (the "2018 Notes") for $350.0 million in principal amount. The 2018 Notes were sold at 99.27% of principal amount for net proceeds of $347.5 million, and had an effective interest yield of 8.75%. Interest on the 2018 Notes was payable semiannually in cash in arrears on January 15 and May 15 of each year. We used the net proceeds as partial consideration of the acquisition of Vought. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7.3 million of costs, which were deferred and amortized on the effective interest method over the term of the notes.
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350.0 million was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, we recognized a pre-tax loss in the first quarter of fiscal 2015 of $22.6 million, consisting of early termination premium, unamortized discount and deferred financing fees.
In November 2009, the Company issued the Senior Subordinated Notes due 2017 (the "2017 Notes") for $175.0 million in principal amount.  The 2017 Notes were sold at 98.56% of principal amount for net proceeds of $172.5 million, and had an effective interest yield of 8.25%. Interest on the 2017 Notes was payable semiannually in cash in arrears on May 15 and November 15 of each year. We used the net proceeds for general corporate purposes, which included debt reduction, including repayment of amounts outstanding under the Credit Facility, without any permanent reduction of the commitments thereunder.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In connection with the issuance of the 2017 Notes, the Company incurred approximately $4.4 million of costs, which were deferred and amortized on the effective interest method over the term of the notes.
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175.0 million was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, we recognized a pre-tax loss in the third quarter of fiscal 2014 of $11.1 million, consisting of early termination premium, unamortized discount and deferred financing fees.
In September 2006, the Company issued the Convertible Notes. The Convertible Notes were direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes would have matured on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company was able to redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the six months ended September 30, 2014, the Company settled the conversion of $12.8 million in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash. During the six months ended September 30, 2013, the Company settled the conversion of $77.3 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 1,849,596 shares.
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
Capital expenditures were approximately $59.1 million for the six months ended September 30, 2014. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $240.0 million to $260.0 million for our fiscal year ending March 31, 2015, of which $125.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,556,485	$39,595	$503,910	$322,830	$690,150
Debt interest (2)	362,665	69,008	138,254	128,551	26,852
Operating leases	140,624	21,641	39,128	27,453	52,402
Contingent payments	1,000	—	1,000	—	—
Purchase obligations	1,966,074	1,445,413	422,951	97,625	85
Total	$4,026,848	$1,575,657	$1,105,243	$576,459	$769,489

(1) Included in the Company’s balance sheet at September 30, 2014.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $8.0 million as of September 30, 2014 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
The table also excludes our defined pension benefit obligations. We made contributions to our defined benefit pension plans of $46.3 million and $109.8 million in fiscal 2014 and 2013, respectively. We expect to make total pension and postretirement plan contributions of $114.8 million to our benefit plans during fiscal 2015. For the six months ended September 30, 2014, the Company made pension contributions of $55.4 million versus $45.8 million for the six months ended September 30, 2013. For the fiscal year ending March 31, 2015, the Company is not required to make minimum contributions

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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
As of September 30, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, the employees of the Company and its subsidiary and Eaton. As part of the settlement, Eaton agreed to pay the Company $135.3 million in cash. The Company received Eaton’s settlement payment in the fiscal quarter ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes repurchases of common stock made pursuant to the Company's share repurchase plan during the three months ended September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1 - 31, 2014	—	$—	—	4,450,800
August 1 - 31, 2014	568,477	$65.50	2,117,677	3,882,323
September 1 - 30, 2014	68,263	$69.00	2,185,940	3,814,060
Total	636,740	$65.92	2,185,940	3,814,060

Item 6. Exhibits.

Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months and six months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	November 3, 2014
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ Jeffrey L. McRae	November 3, 2014
Jeffrey L. McRae, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 3, 2014
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months and six months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.