Form 10-Q
period 2014-12-31
TRIUMPH GROUP INC
filed 2015-02-09
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2014

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

Common Stock, par value $0.001 per share, 50,451,397 shares outstanding as of February 5, 2015.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,181	$28,998
Trade and other receivables, less allowance for doubtful accounts of $7,480 and $6,535	452,327	517,304
Inventories, net of unliquidated progress payments of $174,855 and $165,019	1,288,564	1,111,767
Rotable assets	43,825	41,666
Deferred income taxes	53,446	57,308
Prepaid and other current assets	22,789	24,897
Total current assets	1,895,132	1,781,940
Property and equipment, net	982,666	931,430
Goodwill	2,063,508	1,791,891
Intangible assets, net	974,028	978,171
Other, net	59,739	69,954
Total assets	$5,975,073	$5,553,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,877	$49,575
Accounts payable	308,398	317,334
Accrued expenses	359,871	273,290
Total current liabilities	709,146	640,199
Long-term debt, less current portion	1,401,803	1,500,808
Accrued pension and other postretirement benefits, noncurrent	410,168	508,524
Deferred income taxes, noncurrent	356,510	385,188
Other noncurrent liabilities	826,994	234,756
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,459,020 shares issued; 50,451,397 and 52,159,020 shares outstanding	51	52
Capital in excess of par value	850,542	866,281
Treasury stock, at cost, 2,009,523 and 300,000 shares	(133,767)	(19,134)
Accumulated other comprehensive loss	(51,730)	(18,908)
Retained earnings	1,605,356	1,455,620
Total stockholders’ equity	2,270,452	2,283,911
Total liabilities and stockholders’ equity	$5,975,073	$5,553,386

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net sales	$917,417	$915,816	$2,808,444	$2,826,844
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	867,970	719,703	2,324,231	2,187,492
Selling, general and administrative	70,905	60,829	205,384	191,129
Depreciation and amortization	39,808	44,103	116,373	120,281
Relocation costs	—	4,841	3,193	7,285
Gain on legal settlement, net of expenses	—	—	(134,693)	—
Settlements and early retirement incentive expense	—	1,561	—	1,561
	978,683	831,037	2,514,488	2,507,748
Operating (loss) income	(61,266)	84,779	293,956	319,096
Interest expense and other	13,573	30,115	71,320	70,146
(Loss) income before income taxes	(74,839)	54,664	222,636	248,950
Income tax (benefit) expense	(35,007)	19,271	66,778	84,998
Net (loss) income	$(39,832)	$35,393	$155,858	$163,952

(Loss) earnings per share—basic:	$(0.79)	$0.68	$3.05	$3.18

Weighted-average common shares outstanding—basic	50,643	52,024	51,114	51,548

(Loss) earnings per share—diluted:	$(0.79)	$0.67	$3.04	$3.11

Weighted-average common shares outstanding—diluted	50,643	52,806	51,343	52,798

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net (loss) income	$(39,832)	$35,393	$155,858	$163,952
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,331)	(2,392)	(25,954)	378
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax expense (benefit):
Prior service credit, net of taxes of $0 and ($7,023) for the three months ended and $0 and ($7,023) for the nine months ended	—	(11,695)	—	(11,695)
Actuarial (loss) gain, net of taxes $0 and $51,824 for the three months ended and $0 and $51,824 for the nine months ended	—	86,296	—	86,296
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($1,700) for the three months ended and $0 and ($5,100) for the nine months ended, respectively	—	2,831	—	8,493
Recognized prior service credits, net of taxes of $921 and $1,056 for the three months ended and $2,762 and $3,169 for the nine months ended, respectively	(1,533)	(1,759)	(4,599)	(5,277)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,533)	75,673	(4,599)	77,817
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $1,079 and ($1,247) for the three months ended and $1,298 and ($1,107) for the nine months ended, respectively	(1,732)	1,961	(2,182)	1,726
Reclassification of (gain) loss included in net earnings, net of tax of ($7) and $2 for the three months ended and $22 and $22 for the nine months ended, respectively	(20)	(3)	(87)	(39)
Net unrealized gain (loss) cash flow hedges, net of tax	(1,752)	1,958	(2,269)	1,687
Total other comprehensive (loss) income	(19,616)	75,239	(32,822)	79,882

Total comprehensive (loss) income	$(59,448)	$110,632	$123,036	$243,834

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2014	2013

Operating Activities
Net income	$155,858	$163,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,373	120,281
Amortization of acquired contract liabilities	(39,332)	(34,373)
Pension settlement charge	—	1,561
Accretion of debt discount	1,577	1,871
Other amortization included in interest expense	7,182	5,732
Provision for doubtful accounts receivable	153	1,592
Provision for deferred income taxes	69,093	81,604
Employee stock-based compensation	1,208	3,695
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	130,431	(10,414)
Rotable assets	(2,159)	(4,714)
Inventories	41,516	(108,176)
Prepaid expenses and other current assets	3,504	1,944
Accounts payable, accrued expenses and other current liabilities	(69,216)	(102,206)
Accrued pension and other postretirement benefits	(108,060)	(83,445)
Other	1,836	(5,560)
Net cash provided by operating activities	309,964	33,344
Investing Activities
Capital expenditures	(85,170)	(161,797)
Reimbursements of capital expenditures	553	9,086
Proceeds from sale of assets	1,867	11,773
Acquisitions, net of cash acquired	38,082	(94,456)
Net cash used in investing activities	(44,668)	(235,394)
Financing Activities
Net increase in revolving credit facility	17,607	178,460
Proceeds from issuance of long-term debt and capital leases	394,512	435,845
Repayment of debt and capital lease obligations	(541,884)	(410,169)
Purchase of common stock	(114,634)	—
Payment of deferred financing costs	(5,859)	(3,287)
Dividends paid	(6,122)	(6,246)
Repayment of government grant	(3,198)	256
Repurchase of restricted shares for minimum tax obligation	(673)	(2,726)
Proceeds from exercise of stock options	388	329
Net cash (used in) provided by financing activities	(259,863)	192,462
Effect of exchange rate changes on cash	(250)	2,966
Net change in cash	5,183	(6,622)
Cash and cash equivalents at beginning of period	28,998	32,037
Cash and cash equivalents at end of period	$34,181	$25,415
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2014 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2014 filed in May 2014.

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

Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue Recognition - Construction-Type and Production-Type Contracts topic of the ASC 605-35 and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units-of-delivery method of accounting.

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

For the three months ended December 31, 2014, cumulative catch-up adjustments from changes in estimates, inclusive of a provision for forward losses as discussed below, decreased operating income, net income and earnings per share by approximately $(154,268), $(82,107) and $(1.62) net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2014 included gross favorable adjustments of approximately $5,325 and gross unfavorable adjustments of approximately $(159,593). For the nine months ended December 31, 2014, cumulative catch-up adjustments from changes in estimates, inclusive of a provision for forward losses as discussed below, decreased operating income, net income and earnings per share by approximately $(158,169), $(110,727) and $(2.16) net of tax, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2014 included gross favorable adjustments of approximately $4,769 and gross unfavorable adjustments of approximately $(162,938). For the three months ended December 31, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(21,339), $(13,816) and $(0.26) net of tax, respectively. For the nine months ended December 31, 2013, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(36,961), $(24,342) and $(0.46) net of tax, respectively.

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

During the quarter ended December 31, 2014, the Company recognized a provision for forward losses of $151,992 associated with the Company's long-term contract on the 747-8 program. These forward losses are largely due to changes in future estimated production rates, labor and overhead costs, pension income and expedited delivery charges.

•
In December 2014, our customer, The Boeing Company (“Boeing”), announced a future production rate reduction for the 747-8 program from 1.5 shipsets per month to 1.3 shipsets per month. This production rate cut will result in additional future disruption and overhead cost absorption across our related production facilities.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•
While the Company has experienced improvements in labor performance metrics on our work associated with the 747-8 program in recent quarters, the Company has not recovered to the levels previously experienced or as quickly as expected, and no longer believes that the Company can recover to the level required to avoid future losses. The Company's increased labor assumptions will also result in increased overhead cost absorption to the 747-8 program.

•
In October 2014, the Society of Actuaries released updated mortality tables to reflect recent improvements in longevity. The mortality tables are a key assumption in the valuation of our defined benefit obligations and related net period pension benefit income. These new mortality tables will lower estimated future pension benefit income amounts, thereby negatively impacting our future cost estimates associated with the 747-8 program.

•
Although the Company has made significant improvements on the quality and timeliness of deliveries as compared to the prior year, the Company continues to incur charges related to expedited delivery and have included estimates for additional costs in the future.

While the Company has recently recognized a provision for forward losses, there is still risk similar to what the Company has experienced on the 747-8 program. In particular, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended December 31, 2014 and 2013, the Company recognized $15,501 and $14,258, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income. For the nine months ended December 31, 2014 and 2013, the Company recognized $39,332 and $34,373, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 25% and 32% of total trade accounts receivable as of December 31, 2014 and March 31, 2014, respectively. The Company had no other concentrations of credit risk of more than 10%. Sales to Boeing for the nine months ended December 31, 2014 were $1,219,324, or 43% of net sales, of which $1,084,777, $111,173 and $23,374 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2013 were $1,289,201, or 46% of net sales, of which $1,205,887, $64,202 and $19,112 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2014 and 2013 was $403 and $1,432, respectively. Stock-based compensation expense for the nine months ended December 31, 2014 and 2013 was $1,208 and $3,695, respectively. The Company has classified share-based compensation within selling, general and administrative

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.2	$681,292	$(168,474)	$512,818
Product rights, technology and licenses	11.7	52,405	(32,015)	20,390
Non-compete agreements and other	15.9	2,929	(509)	2,420
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,175,026	$(200,998)	$974,028

	March 31, 2014
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.7	$650,199	$(136,970)	$513,229
Product rights, technology and licenses	11.7	52,405	(28,437)	23,968
Non-compete agreements and other	13.6	3,679	(1,105)	2,574
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,144,683	$(166,512)	$978,171
Amortization expense for the three months ended December 31, 2014 and 2013 was $12,158 and $12,402, respectively. Amortization expense for the nine months ended December 31, 2014 and 2013 was $35,638 and $34,552, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of December 31, 2014 and March 31, 2014, were $32,402 and $25,651, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information
The Company received $23,666 for income tax refunds, net of payments, for the nine months ended December 31, 2014. The Company paid $2,329 for income taxes, net of refunds received, for the nine months ended December 31, 2013. The Company made interest payments of $76,188 and $60,202 for the nine months ended December 31, 2014 and 2013, respectively.
During the nine months ended December 31, 2014 and 2013, the Company financed $52 and $36, respectively, of property and equipment additions through capital leases. During the nine months ended December 31, 2013, the Company issued 2,272,019 shares, in connection with certain conversions of convertible senior subordinated notes (see Note 6).
During the nine months ended December 31, 2014, under the existing stock repurchase program, the Company repurchased 1,723,011 shares for $114,634. As a result, as of December 31, 2014, the Company remains able to purchase an additional 3,477,789 shares under the existing stock repurchase program.

3.     ACQUISITIONS
FISCAL 2015 ACQUISITIONS
Acquisition of Spirit AeroSystems Holdings, Inc. - Gulfstream G650 and G280 Wing Programs
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures - Tulsa LLC, doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs (the "Tulsa Programs") located in Tulsa, Oklahoma, from Spirit AeroSystems, Inc. The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business will operate as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results will be included in the Aerostructures Group from the date of acquisition.
The Company received $160,000 in cash plus assets required to run the business from Spirit-Tulsa to cover the anticipated future cash flow needs of the programs. Goodwill in the amount of $80,636 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes.
The accounting for the business combination is provisional and dependent upon obtaining valuations and other information for certain assets and liabilities which have not yet been identified, completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities requires the use of judgment to determine the appropriate assumptions.
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for the Tulsa Programs is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the Tulsa Programs acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

December 30, 2014
Inventory	$72,364
Property and equipment	28,500
Goodwill	80,636
Deferred taxes	64,686
Total assets	$246,186

Accrued expenses	$11,186
Acquired contract liabilities	395,000
Total liabilities	$406,186
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of the Tulsa Programs whichever is earlier.
The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The Company incurred $4,606 in acquisition-related costs in connection with the Tulsa Programs acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
Acquisition of North American Aircraft Services, Inc.
Effective October 17, 2014, the Company acquired the ownership of all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). NAAS is based in San Antonio, Texas, with fixed-based operator units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services. The acquired business will operate as Triumph Aviation Services - NAAS Division and its results are included in Aftermarket Services Group from the date of acquisition.
The purchase price for the NAAS acquisition was $44,687. Goodwill in the amount of $24,686 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $17,000 with a weighted-average life of 11.0 years.
The accounting for the business combination is dependent upon valuations and other information for certain assets and liabilities which have not yet been completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities requires the use of judgment to determine the appropriate assumptions.
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for NAAS is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with ASC 805. These estimates will be revised as the Company revises final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the NAAS acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

October 17, 2014
Cash	$803
Accounts receivable	5,487
Inventory	866
Property and equipment	197
Goodwill	24,686
Intangible assets	17,000
Other assets	363
Total assets	$49,402

Accounts payable	$232
Accrued expenses	935
Other noncurrent liabilities	3,548
Total liabilities	$4,715
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of NAAS, whichever is earlier.
The NAAS acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The NAAS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $585 in acquisition-related costs in connection with the NAAS acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
The purchase price for the GE acquisition was $71,509, which includes cash paid at closing and deferred payments. Goodwill in the amount of $177,892 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible asset related to technology valued at $17,494 with a weighted-average life of 11.0 years.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with ASC 805. These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the GE acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

June 27, 2014
Cash	$4,608
Accounts receivable	35,579
Inventory	48,560
Property and equipment	33,965
Goodwill	177,892
Intangible assets	17,494
Deferred taxes	45,378
Other assets	2,022
Total assets	$365,498

Accounts payable	$17,644
Accrued expenses	26,483
Acquired contract liabilities	249,862
Total liabilities	$293,989
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of GE, whichever is earlier.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,839 in acquisition-related costs in connection with the GE acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
The acquisitions of the Tulsa Programs, NAAS and GE are referred to in this report as the "fiscal 2015 acquisitions."
As a result of the fiscal 2015 acquisitions, acquired contract liabilities, net, which are included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, increased to $738,414 at December 31, 2014 from $141,505 at March 31, 2014.
The following table presents information for the fiscal 2015 acquisitions which are included in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition through the three and nine months ended December 31, 2014:

	For the Three Months Ended December 31, 2014	For the Nine Months Ended December 31, 2014
Net Sales	$69,644	$137,860
Operating Income	7,895	15,115

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
The General Donlee acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of the acquisition. The General Donlee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $766 in acquisition-related costs in connection with the General Donlee acquisition, which were recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the fiscal year ended March 31, 2014.
Acquisition of Primus Composites
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites ("Primus") business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, will operate as Triumph Structures - Farnborough and Triumph Structures - Thailand and be included in the Aerostructures Group from the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.
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
The pro forma results presented below include the effects of the GE and 2014 acquisitions of as if they had been consummated as of April 1, 2013. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisitions. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of April 1, 2013 and have been included in the Company's results of operations for fiscal years 2015 and 2014.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net Sales	$917,417	$969,733	$2,859,381	$3,008,865
Net (loss) income	(39,832)	35,839	157,880	166,290
(Loss) earnings per share—basic	$(0.79)	$0.69	$3.09	$3.23
(Loss) earnings per share—diluted	$(0.79)	$0.68	$3.08	$3.15

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

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2014	March 31, 2014
Raw materials	$85,192	$106,552
Work-in-process, including manufactured and purchased components	1,254,134	1,102,626
Finished goods	124,093	67,608
Less: unliquidated progress payments	(174,855)	(165,019)
Total inventories	$1,288,564	$1,111,767
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship-set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") as of December 31, 2014 is $245,241. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier and Embraer as of March 31, 2014 was $131,358.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2014	March 31, 2014

Revolving line of credit	$212,013	$194,406
Term loan	360,938	375,000
Receivable securitization facility	98,100	162,400
Equipment leasing facility and other capital leases	88,651	74,342
Senior notes due 2018	—	348,423
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	—
Convertible senior subordinated notes	—	12,834
Other debt	7,978	7,978
	1,442,680	1,550,383
Less current portion	40,877	49,575
	$1,401,803	$1,500,808

Revolving Credit Facility
In May 2014, the Company amended its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
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
At December 31, 2014, there were $212,013 in borrowings and $35,514 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2014, there

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
were $194,406 in borrowings and $36,445 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2014, the Company had borrowing capacity under this facility of $752,473 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of December 31, 2014 and March 31, 2014, the interest rate swap agreement had a notional amount of $360,938 and $375,000, respectively. As of December 31, 2014 and March 31, 2014, the interest rate swap agreement had a fair value of $141 and $2,426, respectively, which is recorded in other assets, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its $225,000 Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2014, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At December 31, 2014, there was $98,100 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the nine months ended December 31, 2014 and 2013, the Company entered into new capital leases in the amount of $52 and $36, respectively, to finance a portion of the Company’s capital additions for the period. During the nine months

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6. LONG-TERM DEBT (Continued)
ended December 31, 2014 and 2013, the Company obtained financing for existing fixed assets in the amount of $28,860 and $27,145, respectively.

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
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175,000 was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $11,069, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Consolidated Statements of Income as a component of "Interest expense and other".
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
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the nine months ended December 31, 2014.
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
The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the nine months ended December 31, 2014, the Company settled the conversion of $12,834 in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash. During the nine months ended December 31, 2013, the Company settled the conversion of $95,732 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,272,019 shares.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the three months ended December 31, 2013, was $72.52. Therefore, for the three months ended December 31, 2013, there were 525,635 additional shares included in the calculation of diluted earnings per share. The average price of the Company’s common stock for the nine months ended December 31, 2014 and 2013 was $66.71 and $75.69, respectively. Therefore, for the nine months ended December 31, 2014 and 2013, there were 56,692 and 982,600 additional shares, respectively, included in the calculation of diluted earnings per share.

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
(unaudited)

6. LONG-TERM DEBT (Continued)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,442,680	$1,434,621	$1,550,383	$1,580,447
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).
7.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2014	2013	2014	2013
Weighted-average common shares outstanding – basic	50,643	52,024	51,114	51,548
Net effect of dilutive stock options and nonvested stock	—	256	172	267
Potential common shares – convertible debt	—	526	57	983
Weighted-average common shares outstanding – diluted	50,643	52,806	51,343	52,798

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    INCOME TAXES
The Company follows the Income Taxes topic of the ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2014 and March 31, 2014, the total amount of accrued income tax-related interest and penalties was $200 and $204, respectively.

As of December 31, 2014 and March 31, 2014, the total amount of unrecognized tax benefits was $8,438 and $8,865, respectively, of which $6,655 and $7,082, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

The effective income tax rate for the three months ended December 31, 2014 was a benefit of (46.8)% as compared to 35.3% for the three months ended December 31, 2013. For the three months ended December 31, 2014, the income tax benefit increased to reflect the benefit of $5,970 from the retroactive reinstatement of the R&D tax credit. The effective income tax rate for the nine months ended December 31, 2014 was 30.0% as compared to 34.1% for the nine months ended December 31, 2013. For the nine months ended December 31, 2014, the income tax provision was reduced to reflect unrecognized tax benefits of $1,051, an additional tax benefit related to the a net operating loss carryback claim of $367, the benefit of $1,999 from a decrease to the state deferred tax rates and the benefit of $5,970 from the retroactive reinstatement of the R&D tax credit.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of December 31, 2014, the Company was not subject to examination in any state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the nine months ended December 31, 2014, the Company received refund claims of $26,001, which had previously been filed for in the second quarter of the fiscal year ended March 31, 2013.

9.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2014 through December 31, 2014:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2014	$1,339,993	$395,912	$55,986	$1,791,891
Goodwill recognized in connection with acquisitions	80,636	177,892	24,686	283,214
Effect of exchange rate changes	1,790	(13,440)	53	(11,597)
Balance, December 31, 2014	$1,422,419	$560,364	$80,725	$2,063,508

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
In accordance with the Compensation – Retirement Benefits topic of the ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying Condensed Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Components of net periodic benefit expense (income):
Service cost	$3,251	$3,293	$9,764	$9,880
Interest cost	21,961	23,369	65,863	69,801
Expected return on plan assets	(36,913)	(37,271)	(110,740)	(111,309)
Amortization of prior service credits	(1,322)	(1,683)	(3,966)	(5,048)
Amortization of net loss	—	4,531	—	13,593
Settlements	—	1,561	—	1,561
Net periodic benefit income	$(13,023)	$(6,200)	$(39,079)	$(21,522)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Components of net periodic benefit expense:
Service cost	$717	$765	$2,151	$2,295
Interest cost	3,083	3,138	9,249	9,414
Amortization of prior service credits	(1,132)	(1,132)	(3,397)	(3,397)
Net periodic benefit expense	$2,668	$2,771	$8,003	$8,312
The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In December 2013, the Company completed an incentive offer in the form of lump-sum payments to non-represented deferred vested employees who were not of retirement age in lieu of any future benefits. In addition, cumulative lump-sum payments to union-represented plan participants for previously offered early retirement incentives exceeded the service and interest costs of the respective plan. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of December 2013, which resulted in a $118,391 decrease in projected benefit obligation. Additionally, these distributions resulted in settlement charges of $1,561 and are presented on the accompanying Condensed Consolidated Statements of Income as "Early retirement incentive expense."

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December 31, 2014 and 2013, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)
AOCI before reclassifications	(16,331)	(1,732)	—		(18,063)
Amounts reclassified from AOCI	—	(20)	(1,533)	(2)	(1,553)
Net current period AOCI	(16,331)	(1,752)	(1,533)		(19,616)
Balance December 31, 2014	$(25,756)	$(773)	$(25,201)		$(51,730)

Balance September 30, 2013	$6,283	$(140)	$(62,472)		$(56,329)
AOCI before reclassifications	(2,392)	1,961	74,601		74,170
Amounts reclassified from AOCI	—	(3)	1,072	(2)	1,069
Net current period AOCI	(2,392)	1,958	75,673		75,239
Balance December 31, 2013	$3,891	$1,818	$13,201		$18,910

Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	(25,954)	(2,182)	—		(28,136)
Amounts reclassified from AOCI	—	(87)	(4,599)	(2)	(4,686)
Net current period AOCI	(25,954)	(2,269)	(4,599)		(32,822)
Balance December 31, 2014	$(25,756)	$(773)	$(25,201)		$(51,730)

Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
AOCI before reclassifications	378	1,726	74,601		76,705
Amounts reclassified from AOCI	—	(39)	3,216	(2)	3,177
Net current period AOCI	378	1,687	77,817		79,882
Balance December 31, 2013	$3,891	$1,818	$13,201		$18,910
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a gain on legal settlement, net of expenses, of $134,693 for the nine months ended December 31, 2014.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales:
Aerostructures	$559,465	$637,202	$1,803,400	$1,979,839
Aerospace systems	279,198	211,402	787,951	636,411
Aftermarket services	80,690	69,556	222,641	216,880
Elimination of inter-segment sales	(1,936)	(2,344)	(5,548)	(6,286)
	$917,417	$915,816	$2,808,444	$2,826,844

(Loss) income before income taxes:
Operating income (expense):
Aerostructures	$(102,461)	$53,973	$40,634	$218,784
Aerospace systems	41,863	32,504	125,430	106,887
Aftermarket services	12,490	9,297	34,614	30,678
Corporate	(13,158)	(10,995)	93,278	(37,253)
	(61,266)	84,779	293,956	319,096
Interest expense and other	13,573	30,115	71,320	70,146
	$(74,839)	$54,664	$222,636	$248,950

Depreciation and amortization:
Aerostructures	$24,947	$30,207	$74,692	$83,002
Aerospace systems	11,363	10,823	32,027	27,911
Aftermarket services	2,334	1,862	6,137	5,603
Corporate	1,164	1,211	3,517	3,765
	$39,808	$44,103	$116,373	$120,281

Amortization of acquired contract liabilities, net:
Aerostructures	$4,411	$8,380	$14,311	$20,135
Aerospace systems	11,090	5,878	25,021	14,238
	$15,501	$14,258	$39,332	$34,373

Adjusted EBITDA:
Aerostructures	$(81,925)	$75,800	$101,015	$281,651
Aerospace systems	42,136	37,449	132,436	120,560
Aftermarket services	14,824	11,159	40,751	36,281
Corporate	(11,994)	(8,223)	(37,898)	(31,927)
	$(36,959)	$116,185	$236,304	$406,565

Capital expenditures:
Aerostructures	$15,589	$33,662	$53,965	$132,205
Aerospace systems	8,301	5,714	24,552	15,989
Aftermarket services	1,392	2,728	5,425	10,795
Corporate	814	429	1,228	2,808
	$26,096	$42,533	$85,170	$161,797

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     SEGMENTS (Continued)

	December 31, 2014	March 31, 2014
Total Assets:
Aerostructures	$4,059,117	$3,880,645
Aerospace systems	1,476,827	1,255,136
Aftermarket services	377,710	316,643
Corporate	61,419	100,962
	$5,975,073	$5,553,386

During the three months ended December 31, 2014 and 2013, the Company had international sales of $183,009 and $160,812, respectively. During the nine months ended December 31, 2014 and 2013, the Company had international sales of $534,641 and $457,049, respectively.

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of December 31, 2014 and March 31, 2014, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2014 and 2013.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$621	$1,414	$32,146	$—	$34,181
Trade and other receivables, net	5,588	163,506	283,233	—	452,327
Inventories	—	1,206,168	82,396	—	1,288,564
Rotable assets	—	30,253	13,572	—	43,825
Deferred income taxes	—	53,442	4	—	53,446
Prepaid expenses and other	7,353	8,504	6,932	—	22,789
Total current assets	13,562	1,463,287	418,283	—	1,895,132
Property and equipment, net	8,919	830,345	143,402		982,666
Goodwill and other intangible assets, net	—	2,809,200	228,336		3,037,536
Other, net	25,081	7,953	26,705		59,739
Intercompany investments and advances	4,334,263	64,554	11,677	(4,410,494)	—
Total assets	$4,381,825	$5,175,339	$828,403	$(4,410,494)	$5,975,073

Current liabilities:
Current portion of long-term debt	$19,021	$21,856	$—	$—	$40,877
Accounts payable	6,187	268,372	33,839	—	308,398
Accrued expenses	26,249	296,903	36,719	—	359,871
Total current liabilities	51,457	587,131	70,558	—	709,146
Long-term debt, less current portion	1,234,609	69,094	98,100		1,401,803
Intercompany advances	810,167	1,827,169	318,348	(2,955,684)	—
Accrued pension and other postretirement benefits, noncurrent	6,939	403,229	—		410,168
Deferred income taxes and other	8,201	1,080,939	94,364		1,183,504
Total stockholders’ equity	2,270,452	1,207,777	247,033	(1,454,810)	2,270,452
Total liabilities and stockholders’ equity	$4,381,825	$5,175,339	$828,403	$(4,410,494)	$5,975,073

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$838,709	$86,585	$(7,877)	$917,417

Operating costs and expenses:
Cost of sales	—	798,245	77,602	(7,877)	867,970
Selling, general and administrative	10,740	51,240	8,925	—	70,905
Depreciation and amortization	606	34,971	4,231	—	39,808
	11,346	884,456	90,758	(7,877)	978,683
Operating (loss)	(11,346)	(45,747)	(4,173)	—	(61,266)
Intercompany interest and charges	(51,017)	48,546	2,471	—	—
Interest expense and other	15,200	2,356	(3,983)	—	13,573
Income (loss) before income taxes	24,471	(96,649)	(2,661)	—	(74,839)
Income tax expense (benefit)	1,966	(35,311)	(1,662)	—	(35,007)
Net income (loss)	22,505	(61,338)	(999)	—	(39,832)
Other comprehensive (loss)	(1,311)	(1,974)	(16,331)	—	(19,616)
Total comprehensive income (loss)	$21,194	$(63,312)	$(17,330)	$—	$(59,448)

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,590,724	$233,839	$(16,119)	$2,808,444

Operating costs and expenses:
Cost of sales	—	2,141,533	198,817	(16,119)	2,324,231
Selling, general and administrative	33,405	146,886	25,093	—	205,384
Depreciation and amortization	1,870	103,545	10,958	—	116,373
Relocation costs	—	3,193	—	—	3,193
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
	(99,418)	2,395,157	234,868	(16,119)	2,514,488
Operating income (loss)	99,418	195,567	(1,029)	—	293,956
Intercompany interest and charges	(156,650)	150,218	6,432	—	—
Interest expense and other	71,499	6,900	(7,079)	—	71,320
Income before income taxes	184,569	38,449	(382)	—	222,636
Income tax expense (benefit)	53,702	16,059	(2,983)	—	66,778
Net income	130,867	22,390	2,601	—	155,858
Other comprehensive loss	(1,395)	(5,473)	(25,954)	—	(32,822)
Total comprehensive income (loss)	$129,472	$16,917	$(23,353)	$—	$123,036

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$130,867	$22,390	$2,601	$—	$155,858

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(229,295)	338,153	32,114	13,134	154,106
Net cash (used in) provided by operating activities	(98,428)	360,543	34,715	13,134	309,964
Capital expenditures	(854)	(70,014)	(14,302)	—	(85,170)
Reimbursed capital expenditures	—	553	—	—	553
Proceeds from sale of assets	—	1,789	78	—	1,867
Acquisitions, net of cash acquired	—	116,044	(77,962)	—	38,082
Net cash (used in) provided by investing activities	(854)	48,372	(92,186)	—	(44,668)
Net increase in revolving credit facility	17,607	—	—	—	17,607
Proceeds on issuance of debt	300,000	28,912	65,600	—	394,512
Retirements and repayments of debt	(396,477)	(15,507)	(129,900)	—	(541,884)
Purchase of common stock	(114,634)	—	—	—	(114,634)
Payments of deferred financing costs	(5,859)	—	—	—	(5,859)
Dividends paid	(6,122)	—	—	—	(6,122)
Repayment of governmental grant	—	(3,198)	—	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Proceeds from exercise of stock options, including excess tax benefit	388	—	—	—	388
Intercompany financing and advances	302,853	(418,857)	129,138	(13,134)	—
Net cash provided by (used in) financing activities	97,083	(408,650)	64,838	(13,134)	(259,863)
Effect of exchange rate changes on cash	—	—	(250)	—	(250)
Net change in cash and cash equivalents	(2,199)	265	7,117	—	5,183
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$621	$1,414	$32,146	$—	$34,181

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$51,965	$107,158	$4,829	$—	$163,952

Adjustments to reconcile net income to net cash provided by (used in) operating activities	23,340	(199,278)	48,496	(3,166)	(130,608)
Net cash provided by (used in) operating activities	75,305	(92,120)	53,325	(3,166)	33,344
Capital expenditures	(2,252)	(151,356)	(8,189)	—	(161,797)
Reimbursed capital expenditures	—	9,086	—	—	9,086
Proceeds from sale of assets	—	11,758	15	—	11,773
Acquisitions, net of cash acquired	—	(6,505)	(87,951)	—	(94,456)
Net cash used in investing activities	(2,252)	(137,017)	(96,125)	—	(235,394)
Net increase in revolving credit facility	178,460	—	—	—	178,460
Proceeds on issuance of debt	375,000	27,145	33,700	—	435,845
Retirements and repayments of debt	(270,944)	(22,810)	(116,415)	—	(410,169)
Payments of deferred financing costs	(3,287)	—	—	—	(3,287)
Dividends paid	(6,246)	—	—	—	(6,246)
Withholding of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from government grant	—	256	—	—	256
Proceeds from exercise of stock options, including excess tax benefit	329	—	—	—	329
Intercompany financing and advances	(343,932)	223,519	117,247	3,166	—
Net cash (used in) provided by financing activities	(73,346)	228,110	34,532	3,166	192,462
Effect of exchange rate changes on cash	—	—	2,966	—	2,966
Net change in cash and cash equivalents	(293)	(1,027)	(5,302)	—	(6,622)
Cash and cash equivalents at beginning of period	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of period	$2,817	$510	$22,088	$—	$25,415

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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary the employees and Eaton. As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. During the nine months ended December 31, 2014, the Company received payment representing a gain on legal settlement, net of expense, of $134,693, which is included on the accompanying Condensed Consolidated Statements of Income.
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

15.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $4,841 of expenses related to the relocation during the three months ended December 31, 2013, shown separately on the accompanying Condensed Consolidated Statements of Income. The Company incurred approximately $3,193 and $7,285 of expenses related to the relocation during the nine months ended December 31, 2014 and 2013, respectively, shown separately on the accompanying Condensed Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.
16.    SUBSEQUENT EVENTS\
In February 2015, the Company amended its Credit Facility with its lenders to amend certain terms and covenants.

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
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures - Tulsa, LLC doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs located in Tulsa, Oklahoma (the "Tulsa Programs") from Spirit AeroSystems, Inc. The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business will operate as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results will be included in the Aerostructures Group from the date of acquisition.
Effective October 17, 2014, the Company acquired the ownership of all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). The acquired business will operate as Triumph Aviation Services - NAAS Division and be included in the Aftermarket Services Group. NAAS is based in San Antonio, Texas, with fixed-based operator business units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services.
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
Highlights for the third quarter of the fiscal year ending March 31, 2015 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2015 increased 0.2% over the prior year period to $917.4 million.

•
Operating loss in the third quarter of fiscal 2015 was $(61.3) million and included a provision for forward losses ($152.0 million) compared to operating income of $84.8 million for the third quarter of fiscal 2014.

•	Net loss for the third quarter of fiscal 2015 was $(39.8) million compared to net income of $35.4 million for the third quarter of fiscal 2014.

•
Backlog as of December 31, 2014 increased 0.9% year over year to $4.80 billion and includes expected milestone payments on development contracts. Of our existing backlog of $4.80 billion, we estimate that approximately $1.76 billion will not be shipped by September 30, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	Net loss for the third quarter of fiscal 2015 was $(0.79) per common share, as compared to $0.67 per diluted share in the prior year period.

•
We generated $310.0 million of cash flow from operating activities for the nine months ended December 31, 2014, after $56.0 million in pension contributions, as compared to cash provided by operations of $33.3 million in the prior year period after $45.8 million of pension contributions.

As of December 31, 2014, we have incurred approximately $245.2 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun to deliver. We expect to incur additional costs related to these programs as they continue to develop.
During the quarter ended December 31, 2014, we recognized a provision for forward losses associated with our long-term contract on the 747-8 program. These forward losses are largely due to changes in future estimated production rates, labor and overhead costs, pension income and expedited delivery charges.

•
In December 2014, our customer, The Boeing Company, announced a future production rate reduction for the 747-8 program from 1.5 shipsets per month to 1.3 shipsets per month. This production rate cut will result in additional future disruption and overhead cost absorption across our related production facilities.

•
While we have experienced improvements in labor performance metrics on our work associated with the 747-8 program in recent quarters, we have not recovered to the levels previously experienced or as quickly as expected, and no longer believe that we can recover to the level required to avoid future losses. Our increased labor assumptions will also result in increased overhead cost absorption to the 747-8 program.

•
In October 2014, the Society of Actuaries released updated mortality tables to reflect recent improvements in longevity. The mortality tables are a key assumption in the valuation of our defined benefit obligations and related net period pension benefit income. These new mortality tables will lower estimated future pension benefit income amounts, thereby negatively impacting our future cost estimates associated with the 747-8 program.

•
Although we have made significant improvements on the quality and timeliness of deliveries as compared to the prior year, we continue to incur charges related to expedited delivery and have included estimates for additional costs in the future.

While we have recognized a provision for forward losses during the quarter ended December 31, 2014, there is still risk similar to what we have experienced on the 747-8 program. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
The next twelve months will be a critical time for these programs as we attempt to return to a baseline performance for the recurring cost structure. Recognition of additional forward-losses in the future periods continues to be a risk and will depend upon several factors, including our market forecast, possible airplane program delays, our ability to successfully perform under current design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
Since there has been lower-than-expected demand for large commercial passenger and freighter aircraft and there have been fewer 747-8 orders than our customer has anticipated, there is risk that the program does not get extended beyond our current contract. If we are unable to replace this work, with new or similar manufacture content, there is risk of additional costs associated with exiting the facilities where this program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors, which if not mitigated, could result in additional future charges of up to $75.0 million. This estimate includes approximately $25.0 million of non-cash exposures, but excludes any potential changes in pension benefit obligations.
As disclosed during fiscal 2014, we identified additional program costs during the quarter ended September 30, 2013 of approximately $85.0 million, primarily related to the 747-8 program. At that time, both the current and future production lots were expected to be profitable and not result in loss reserves.
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
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business ("Primus") from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures segment from the date of acquisition. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components. In November 2013, the operations in Farnborough lost its National Aerospace and Defense Contractors Accreditation Program ("NADCAP") certification. This loss in certification has resulted in unanticipated delays in production and deliveries, lower performance impact across the facility and has slowed our planned transition of work to a sister company in Thailand. These items have resulted in approximately $13.9 million of charges related to current and forward losses, as well as inventory writedown during the three months ended December 31, 2014.

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net (loss) income	$(39,832)	$35,393	$155,858	$163,952
Settlements	—	1,561	—	1,561
Gain on legal settlement, net of expenses	—	—	(134,693)	—
Amortization of acquired contract liabilities, net	(15,501)	(14,258)	(39,332)	(34,373)
Depreciation and amortization	39,808	44,103	116,373	120,281
Interest expense and other	13,573	30,115	71,320	70,146
Income tax (benefit) expense	(35,007)	19,271	66,778	84,998
Adjusted EBITDA	$(36,959)	$116,185	$236,304	$406,565

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating (loss) income	$(61,266)	$(102,461)	$41,863	$12,490	$(13,158)
Amortization of acquired contract liabilities, net	(15,501)	(4,411)	(11,090)	—	—
Depreciation and amortization	39,808	24,947	11,363	2,334	1,164
Adjusted EBITDA	$(36,959)	$(81,925)	$42,136	$14,824	$(11,994)

	Three Months Ended December 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$84,779	$53,973	$32,504	$9,297	$(10,995)
Settlements	1,561	—	—	—	1,561
Amortization of acquired contract liabilities, net	(14,258)	(8,380)	(5,878)	—	—
Depreciation and amortization	44,103	30,207	10,823	1,862	1,211
Adjusted EBITDA	$116,185	$75,800	$37,449	$11,159	$(8,223)

	Nine Months Ended December 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$293,956	$40,634	$125,430	$34,614	$93,278
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(39,332)	(14,311)	(25,021)	—	—
Depreciation and amortization	116,373	74,692	32,027	6,137	3,517
Adjusted EBITDA	$236,304	$101,015	$132,436	$40,751	$(37,898)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$319,096	$218,784	$106,887	$30,678	$(37,253)
Settlements	1,561	—	—	—	1,561
Amortization of acquired contract liabilities, net	(34,373)	(20,135)	(14,238)	—	—
Depreciation and amortization	120,281	83,002	27,911	5,603	3,765
Adjusted EBITDA	$406,565	$281,651	$120,560	$36,281	$(31,927)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended December 31, 2014 compared to three months ended December 31, 2013

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)
Net sales	$917,417	$915,816
Segment operating (loss) income	$(48,108)	$95,774
Corporate expenses	(13,158)	(10,995)
Total operating (loss) income	(61,266)	84,779
Interest expense and other	13,573	30,115
Income tax (benefit) expense	(35,007)	19,271
Net (loss) income	$(39,832)	$35,393

Net sales increased by $1.6 million, or 0.2%, to $917.4 million for the three months ended December 31, 2014 from $915.8 million for the three months ended December 31, 2013. The acquisitions of GE and NAAS, net of the prior year divestitures, contributed $61.3 million in net sales. Organic sales decreased $59.7 million, or 6.5%, due to production rate reductions by our customers on the C-17, V-22 and Gulfstream programs. Net sales for the three months ended December 31, 2014 included $17.8 million in total non-recurring revenues, as compared to $46.4 million in non-recurring revenues for the three months ended December 31, 2013 (largely related to the 767/Tanker program). The prior year period was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales increased to $868.0 million for the three months ended December 31, 2014 from $719.7 million for the three months ended December 31, 2013. Gross margin for the three months ended December 31, 2014 was 5.4%, as compared to 21.4% for the prior year period. The current year period was negatively impacted by a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in current and forward losses as a result of losing NADCAP certification at one of our facilities, as discussed above. The prior year was impacted by additional program costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities. Excluding these charges, the comparable gross margins would have been 23.6% and 23.0%, respectively.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts and a provision for forward losses as noted above ($154.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $5.3 million and gross unfavorable adjustments of $159.6 million. The cumulative catch-up adjustments for the three months ended December 31, 2014 were due primarily to labor cost growth, partially offset by other minor improvements. The gross margin for the three months ended December 31, 2013 included net unfavorable cumulative catch-up adjustments of $21.3 million.
Segment operating income decreased by $143.9 million to an operating loss of $48.1 million for the three months ended December 31, 2014 from $95.8 million for the three months ended December 31, 2013. The segment operating income

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

decreased as a result of the provision for forward losses and gross margin changes noted above and increased research and development costs ($3.8 million), offset by decreased legal fees ($1.1 million) and decreased costs related to the relocation from our Jefferson Street facilities ($4.8 million).
Corporate expenses increased by $2.2 million, or 19.7%, to $13.2 million for the three months ended December 31, 2014 from $11.0 million for the three months ended December 31, 2013. This increase is due to increased due diligence and acquisition-related expenses ($3.8 million).

Interest expense and other decreased by $16.5 million, or 54.9%, to $13.6 million for the three months ended December 31, 2014 compared to $30.1 million for the prior year period. Interest expense and other for the three months ended December 31, 2014 decreased due to recent refinancing efforts, which lowered the Company's overall interest rate, and the prior year period included the redemption of the Senior Subordinated Notes due 2017 (the "2017 Notes"), which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.

The effective income tax rate for the three months ended December 31, 2014 was a benefit of (46.8)% compared to 35.3% for the three months ended December 31, 2013. For the three months ended December 31, 2014, the income tax benefit was increased to reflect the benefit of $6.0 million from the retroactive reinstatement of the R&D tax credit to January 1, 2014. For the fiscal year ending March 31, 2015, the Company expects its effective tax rate to be approximately 31.9%, inclusive of discrete tax adjustments through December 31, 2014.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

	Three Months Ended December 31,
Aerostructures	2014	2013
Commercial aerospace	39.6%	43.2%
Military	11.3%	15.7%
Business Jets	8.7%	9.8%
Regional	0.4%	0.4%
Non-aviation	0.8%	0.4%
Total Aerostructures net sales	60.8%	69.5%
Aerospace Systems
Commercial aerospace	14.9%	8.4%
Military	11.4%	11.3%
Business Jets	1.1%	1.0%
Regional	1.1%	1.0%
Non-aviation	2.0%	1.3%
Total Aerospace Systems net sales	30.5%	23.0%
Aftermarket Services
Commercial aerospace	6.6%	6.1%
Military	1.6%	0.9%
Regional	0.5%	0.3%
Non-aviation	—%	0.2%
Total Aftermarket Services net sales	8.7%	7.5%
Total Consolidated net sales	100.0%	100.0%

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

	Three Months Ended December 31,			% of Total Sales
	2014	2013	% Change	2014	2013
	(in thousands)
NET SALES
Aerostructures	$559,465	$637,202	(12.2)%	60.9%	69.5%
Aerospace Systems	279,198	211,402	32.1%	30.4%	23.1%
Aftermarket Services	80,690	69,556	16.0%	8.8%	7.5%
Elimination of inter-segment sales	(1,936)	(2,344)	(17.4)%	(0.1)%	(0.1)%
Total Net Sales	$917,417	$915,816	0.2%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Aerostructures	$(102,461)	$53,973	(289.8)%	(18.3)%	8.5%
Aerospace Systems	41,863	32,504	28.8%	15.0%	15.4%
Aftermarket Services	12,490	9,297	34.3%	15.5%	13.4%
Corporate	(13,158)	(10,995)	(19.7)%	n/a	n/a
Total Operating (Loss) Income	$(61,266)	$84,779	(172.3)%	(6.7)%	9.3%

	Three Months Ended December 31,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$(81,925)	$75,800	(208.1)%	(14.6)%	11.9%
Aerospace Systems	42,136	37,449	12.5%	15.1%	17.7%
Aftermarket Services	14,824	11,159	32.8%	18.4%	16.0%
Corporate	(11,994)	(8,223)	(45.9)%	n/a	n/a
	$(36,959)	$116,185	(131.8)%	(4.0)%	12.7%
Aerostructures: The Aerostructures segment net sales decreased by $77.7 million, or 12.2%, to $559.5 million for the three months ended December 31, 2014 from $637.2 million for the three months ended December 31, 2013. Net sales decreased primarily due to production rate cuts by our customers on the C-17, V-22 and Gulfstream programs. Net sales for the three months ended December 31, 2014 included $17.8 million in total non-recurring revenues, as compared to $46.4 million in total non-recurring revenues for the three months ended December 31, 2013 (largely related to the 767/Tanker program).
Aerostructures segment cost of sales increased by $87.1 million, or 16.5%, to $615.5 million for the three months ended December 31, 2014 from $528.4 million for the three months ended December 31, 2013. The increase in cost of sales resulted from a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in current and forward losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Excluding the aforementioned forward losses, the cost of sales decreased due to the decrease in net sales noted above. The gross margin for the three months ended December 31, 2014 was 10.0% compared with 17.1% for the three months ended December 31, 2013. The prior year was impacted by additional program costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities. Excluding these charges, the comparable gross margin would have been 19.5% and 19.1%. The remaining change was due to decreased disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($5.0 million) and improved pension and other postretirement benefit expenses ($5.4 million).
Segment cost of sales for the three months ended December 31, 2014 included net unfavorable cumulative catch-up adjustments and a provision for forward losses as noted above ($154.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $5.3 million and gross unfavorable adjustments of $159.6 million. The cumulative catch-up adjustments for the three months ended December 31, 2014 were due primarily to labor cost growth, partially offset by other minor improvements. Segment operating income for the three months ended December 31, 2013 included net unfavorable cumulative catch-up adjustments of $21.3 million
Aerostructures segment operating income decreased from $54.0 million for the three months ended December 31, 2013 to an operating loss of $102.5 million for the three months ended December 31, 2014. Operating income for the three months ended December 31, 2014 was directly affected by the change to the gross margin as discussed above. These same factors contributed to the decrease in Adjusted EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerostructures segment operating income as a percentage of segment sales decreased to (18.3)% for the three months ended December 31, 2014 as compared to 8.5% for the three months ended December 31, 2013, due to the decrease in gross margin and other specific variances noted above.

Aerospace Systems: The Aerospace Systems segment net sales increased by $67.8 million, or 32.1%, to $279.2 million for the three months ended December 31, 2014 from $211.4 million for the three months ended December 31, 2013. Organic sales increased $4.1 million, or 1.9%, due to increased OEM sales and the acquisition of GE contributed $63.7 million in net sales.
Aerospace Systems segment cost of sales increased by $55.9 million, or 40.1%, to $195.4 million for the three months ended December 31, 2014 from $139.5 million for the three months ended December 31, 2013. Organic cost of sales increased $4.7 million, or 3.4%, and the acquisition of GE contributed $51.2 million in cost of sales. Organic gross margin for the three months ended December 31, 2014 was 33.1% compared with 34.0% for the three months ended December 31, 2013, due to increased OEM sales, which generate lower average margins.
Aerospace Systems segment operating income increased by $9.4 million, or 28.8%, to $41.9 million for the three months ended December 31, 2014 from $32.5 million for the three months ended December 31, 2013. Operating income increased due to decreased legal fees ($2.2 million) and the acquisition of GE contributed $7.2 million. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.0% for the three months ended December 31, 2014 as compared to 15.4% for the three months ended December 31, 2013, due to the decrease in the gross margin as noted above. Adjusted EBITDA margin decreased year-over-year due to increased amortization of acquired contracts ($4.1 million) from the GE acquisition.
Aftermarket Services: The Aftermarket Services segment net sales increased by $11.1 million, or 16.0%, to $80.7 million for the three months ended December 31, 2014 from $69.6 million for the three months ended December 31, 2013. Organic sales increased $5.2 million, or 7.4% due to increased primarily due to increased customer demand and the acquisition of NAAS contributed $5.9 million.
Aftermarket Services segment cost of sales increased by $5.6 million, or 10.6%, to $58.2 million for the three months ended December 31, 2014 from $52.6 million for the three months ended December 31, 2013. Organic cost of sales increased $2.0 million, or 3.7% and NAAS contributed $3.6 million. The organic gross margin for the three months ended December 31, 2014 was 27.0% compared with 24.4% for the three months ended December 31, 2013 due to sales mix.
Aftermarket Services segment operating income increased by $3.2 million, or 34.3%, to $12.5 million for the three months ended December 31, 2014 from $9.3 million for the three months ended December 31, 2013. Operating income increased primarily due to the increase in sales and gross margin as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.5% for the three months ended December 31, 2014, as compared to 13.4% for the three months ended December 31, 2013 due to increased sales and gross margin. These same factors contributed to the increased in Adjusted EBITDA margin year over year.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013

	Nine Months Ended December 31,
	2014	2013
	(dollars in thousands)
Net sales	$2,808,444	$2,826,844
Segment operating income	$200,678	$356,349
Corporate income (expenses)	93,278	(37,253)
Total operating income	293,956	319,096
Interest expense and other	71,320	70,146
Income tax expense	66,778	84,998
Net income	$155,858	$163,952

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales decreased by $18.4 million, or 0.7%, to $2.81 billion for the nine months ended December 31, 2014 from $2.83 billion for the nine months ended December 31, 2013. The fiscal 2015 and fiscal 2014 acquisitions, net of the prior year divestitures, contributed $139.6 million in net sales. Organic sales decreased $158.8 million, or 5.8%, due to production rate reductions by our customers on the 747-8, V-22, Gulfstream and C-17 programs. Net sales for the nine months ended December 31, 2014 included $30.3 million in total non-recurring revenues, as compared to $56.6 million in non-recurring revenues for the nine months ended December 31, 2013 (largely related to the 767/Tanker programs). The prior year period was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales increased $136.7 million, or 6.3%, to $2.32 billion for the nine months ended December 31, 2014 from $2.19 billion for the nine months ended December 31, 2013. This increase was due to a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in current and forward losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Organic gross margin for the nine months ended December 31, 2014 was 18.1%, as compared to 23.0% for the prior year period. The prior year was impacted by additional program costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities. Excluding these charges, the comparable gross margin would have been 24.5% and 23.5%, respectively.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts and a provision for forward losses as noted above ($158.2 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $4.8 million and gross unfavorable adjustments of $162.9 million. The cumulative catch-up adjustments for the nine months ended December 31, 2014 were due primarily to labor cost growth, partially offset by other minor improvements. As noted above, gross margin for the nine months ended December 31, 2013 included net unfavorable cumulative catch-up adjustments of $37.0 million.

Segment operating income decreased by $155.7 million, or 43.7%, to $200.7 million for the nine months ended December 31, 2014 from $356.3 million for the nine months ended December 31, 2013. The segment operating income decreased as a result of the provision for forward losses and gross margin changes noted above and increased research and development costs ($3.8 million), offset by decreased legal fees ($3.8 million), and decreased costs related to the relocation from our Jefferson Street facilities ($4.1 million).

Corporate income (expenses) increased to $93.3 million for the nine months ended December 31, 2014 from $(37.3) million for the nine months ended December 31, 2013. This increase is due to the legal settlement between the Company and Eaton, a net gain of $134.7 million, partially offset by increased due diligence and acquisition related expenses ($4.7 million).

Interest expense and other increased by $1.2 million, or 1.7%, to $71.3 million for the nine months ended December 31, 2014 compared to $70.1 million for the prior year period. Interest expense and other for the nine months ended December 31, 2014 increased due to the redemption of the 2018 Notes, which included $22.7 million of pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees, offset by the prior year period included the redemption of the Senior Subordinated Notes due 2017 (the "2017 Notes"), which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.

The effective income tax rate for the nine months ended December 31, 2014 was 30.0% compared to 34.1% for the nine months ended December 31, 2013. For the nine months ended December 31, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $1.1 million, the benefit of $1.9 million from a decrease of the state deferred tax rate and the benefit of $6.0 million from the retroactive reinstatement of the R&D tax credit to January 1, 2014. For the nine months ended December 31, 2013, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million. For the fiscal year ending March 31, 2015, the Company expects its effective tax rate to be approximately 31.9%, inclusive of discrete tax adjustments through December 31, 2014.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Nine months ended December 31, 2014 compared to nine months ended December 31, 2013
The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Nine Months Ended December 31,
Aerostructures	2014	2013
Commercial aerospace	40.6%	42.8%
Military	13.7%	15.8%
Business Jets	9.0%	10.4%
Regional	0.4%	0.4%
Non-aviation	0.4%	0.6%
Total Aerostructures net sales	64.1%	70.0%
Aerospace Systems
Commercial aerospace	12.8%	8.2%
Military	11.0%	11.1%
Business Jets	1.4%	1.0%
Regional	1.1%	1.0%
Non-aviation	1.8%	1.2%
Total Aerospace Systems net sales	28.1%	22.5%
Aftermarket Services
Commercial aerospace	6.3%	6.4%
Military	0.9%	0.7%
Regional	0.5%	0.2%
Non-aviation	0.1%	0.2%
Total Aftermarket Services net sales	7.8%	7.5%
Total Consolidated net sales	100.0%	100.0%

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

	Nine Months Ended December 31,			% of Total Sales
	2014	2013	% Change	2014	2013
	(in thousands)
NET SALES
Aerostructures	$1,803,400	$1,979,839	(8.9)%	64.2%	70.0%
Aerospace Systems	787,951	636,411	23.8%	28.1%	22.5%
Aftermarket Services	222,641	216,880	2.7%	7.9%	7.7%
Elimination of inter-segment sales	(5,548)	(6,286)	(11.7)%	(0.2)%	(0.2)%
Total Net Sales	$2,808,444	$2,826,844	(0.7)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$40,634	$218,784	(81.4)%	2.3%	11.1%
Aerospace Systems	125,430	106,887	17.3%	15.9%	16.8%
Aftermarket Services	34,614	30,678	12.8%	15.5%	14.1%
Corporate	93,278	(37,253)	350.4%	n/a	n/a
Total Operating Income	$293,956	$319,096	(7.9)%	10.5%	11.3%

	Nine Months Ended December 31,			% of Segment Sales
	2014	2013	% Change	2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$101,015	$281,651	(64.1)%	5.6%	14.2%
Aerospace Systems	132,436	120,560	9.9%	16.8%	18.9%
Aftermarket Services	40,751	36,281	12.3%	18.3%	16.7%
Corporate	(37,898)	(31,927)	(18.7)%	n/a	n/a
	$236,304	$406,565	(41.9)%	8.4%	14.4%

Aerostructures: The Aerostructures segment net sales decreased by $176.4 million, or 8.9%, to $1.8 billion for the nine months ended December 31, 2014 from $2.0 billion for the nine months ended December 31, 2013. Sales decreased primarily due to production rate cuts by our customers on the 747-8, V-22, Gulfstream and C-17 programs. Net sales for the nine months ended December 31, 2014 included $30.3 million in total non-recurring revenues, as compared to $56.6 million in total non-recurring revenues for the nine months ended December 31, 2013 (largely related to the 767/Tanker programs).
Aerostructures segment cost of sales increased by $13.5 million, or 0.8%, to $1.6 billion for the nine months ended December 31, 2014 from $1.6 billion for the nine months ended December 31, 2013. The increase in cost of sales resulted from a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in current and forward losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Excluding the aforementioned forward losses, the cost of sales decreased due to the decrease in net sales noted above. Organic gross margin for the nine months ended December 31, 2014 was 11.1% compared with 19.1% for the nine months ended December 31, 2013. The prior year was impacted by additional program costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities. Excluding these charges, the comparable gross margin would have been 20.6% and 19.7%, respectively.
Segment cost of sales for the nine months ended December 31, 2014 included net unfavorable cumulative catch-up adjustments and a provision for forward losses of $158.2 million. The gross margin percent decreased during the nine months ended December 31, 2014 as the result of net unfavorable cumulative catch-up adjustments with gross favorable adjustments of $4.8 million and gross unfavorable adjustments of $162.9 million. The cumulative catch-up adjustments for the nine months ended December 31, 2014 were due primarily to labor cost growths, partially offset by other minor improvements. Segment operating income for the nine months ended December 31, 2013 included net unfavorable cumulative catch-up adjustments of $37.0 million as noted above.
Aerostructures segment operating income decreased by $178.2 million, or 81.4%, to $40.6 million for the nine months ended December 31, 2014 from $218.8 million for the nine months ended December 31, 2013. Operating income for the nine months ended December 31, 2014 was directly affected by the decreased sales and the change to the gross margin as discussed above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 2.3% for the nine months ended December 31, 2014 as compared to 11.1% for the nine months ended December 31, 2013, due to the decrease in sales and gross margin noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $151.5 million, or 23.8%, to $788.0 million for the nine months ended December 31, 2014 from $636.4 million for the nine months ended December 31, 2013. Organic sales decreased $1.1 million, or 0.2%. The acquisitions of GE and General Donlee contributed $152.6 million in net sales.
Aerospace Systems segment cost of sales increased by $123.0 million, or 29.3%, to $542.3 million for the nine months ended December 31, 2014 from $419.2 million for the nine months ended December 31, 2013. Organic cost of sales decreased $2.1 million, or 0.5%, and the acquisitions of GE and General Donlee contributed $125.1 million in cost of sales. Organic gross margin for the nine months ended December 31, 2014 was 34.5% compared with 34.3% for the nine months ended December 31, 2013.
Aerospace Systems segment operating income increased by $18.5 million, or 17.3%, to $125.4 million for the nine months ended December 31, 2014 from $106.9 million for the nine months ended December 31, 2013. Operating income increased primarily due to the acquisitions of GE and General Donlee ($13.4 million) and improved organic gross margin. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 15.9% for the nine months ended December 31, 2014 as compared to 16.8% for the nine months ended December 31, 2013, due to the effects of the acquisitions of GE and General Donlee. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $5.8 million, or 2.7%, to $222.6 million for the nine months ended December 31, 2014 from $216.9 million for the nine months ended December 31, 2013. Organic sales increased $0.2 million, or 0.1%, and the acquisition of NAAS contributed $6.0 million.
Aftermarket Services segment cost of sales were consistent, $162.3 million, for the nine months ended December 31, 2014 and 2013, respectively. While the organic cost of sales decreased $3.6 million, or 4.0%, the acquisition of NAAS contributed $3.6 million. Organic gross margin for the nine months ended December 31, 2014 was 26.8% compared with 25.2% for the nine months ended December 31, 2013.
Aftermarket Services segment operating income increased by $3.9 million, or 12.8%, to $34.6 million for the nine months ended December 31, 2014 from $30.7 million for the nine months ended December 31, 2013. Organic operating income increased $1.5 million, or 4.3%, and the acquisition of NAAS contributed $2.4 million. Operating income increased due to the improved gross margin. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.5% for the nine months ended December 31, 2014, as compared to 14.1% for the nine months ended December 31, 2013, due to the improved gross margin noted above.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2014, we generated approximately $310.0 million of cash flows from operating activities, used approximately $44.7 million in investing activities and used approximately $259.9 million in financing activities.
For the nine months ended December 31, 2014, we had a net cash inflow of $310.0 million from operating activities, an increase of $276.7 million, compared to a net cash inflow of $33.3 million from the nine months ended December 31, 2013. During the nine months ended December 31, 2014, net cash provided by operating activities was primarily due to the cash received from legal settlement ($134.7 million) and an income tax refund ($26.0 million), offset by increased payments on pension and other postretirement benefits, and timing of payments on accounts payable and other accrued expenses.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the nine months ended December 31, 2014, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $88.8 million and $29.1 million, respectively. Offsetting this inventory build was a provision for forward losses on our long-term contract on the 747-8 program of $152.0 million. Unliquidated progress payments netted against inventory increased $9.8 million, due to timing of receipts.
Cash flows used in investing activities for the nine months ended December 31, 2014 decreased $190.7 million from the nine months ended December 31, 2013. Cash flows used in investing activities for the nine months ended December 31, 2014, included the cash received from the acquisition of Spirit-Tulsa ($160.0 million) and offset by the acquisitions of GE ($60.9

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

million) and NAAS ($43.9 million). The nine months ended December 31, 2013 included the acquisitions of General Donlee ($56.6 million) and Primus ($31.3 million) and $63.5 million in capital expenditures associated with our new facilities in Red Oak, Texas.
Cash flows used in financing activities for the nine months ended December 31, 2014 were $260.0 million, compared to cash flows provided by financing activities for the nine months ended December 31, 2013 of $192.5 million. Cash flows used in financing activities for the nine months ended December 31, 2014 included the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($114.6 million), offset by the issuance of the 2022 Notes.
As of December 31, 2014, $752.5 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2014, an aggregate amount of approximately $212.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
In November 2014, the Company amended its $225,000 Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017.
In May 2014, the Company amended its existing Credit Facility with its lenders to (i) to increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $360.9 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $1.0 billion, with a $250.0 million accordion feature, (iii) extend the maturity date of November 19, 2018 and (iv) amend certain other terms and covenants.
At December 31, 2014, there was $98.1 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
In September 2006, the Company issued the Convertible Notes. The Convertible Notes were direct, unsecured, senior subordinated obligations of the Company, and rank (i) junior in right of payment to all of the Company’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The Convertible Notes would have matured on October 1, 2026, unless earlier redeemed, repurchased or converted. The Company was able to redeem the Convertible Notes for cash, either in whole or in part, at any time on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the nine months ended December 31, 2014, the Company settled the conversion of $12.8 million in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash. During the nine months ended December 31, 2013, the Company settled the conversion of $95.7 million in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,272,019 shares.
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
Capital expenditures were approximately $85.2 million for the nine months ended December 31, 2014. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. We expect capital expenditures and investments in new major programs of approximately $240.0 million to $260.0 million for our fiscal year ending March 31, 2015, of which $125.0 million will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,442,680	$40,877	$391,045	$315,358	$695,400
Debt interest (2)	361,754	68,735	137,545	128,212	27,262
Operating leases	151,140	25,811	44,722	30,945	49,662
Contingent payments	1,000	—	1,000	—	—
Purchase obligations	3,105,848	2,526,196	502,523	76,647	482
Total	$5,062,422	$2,661,619	$1,076,835	$551,162	$772,806

(1) Included in the Company’s balance sheet at December 31, 2014.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $8.4 million as of December 31, 2014 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
The table also excludes our defined pension benefit and other post retirement obligations. We made contributions to our defined benefit pension plans of $46.3 million and $109.8 million in fiscal 2014 and 2013, respectively. We expect to make

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

total pension and postretirement plan contributions of $114.8 million to our benefit plans during fiscal 2015. For the nine months ended December 31, 2014, the Company made pension contributions of $56.0 million versus $45.8 million for the nine months ended December 31, 2013. For the fiscal year ending March 31, 2015, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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
As of December 31, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
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

TRIUMPH GROUP, INC.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes repurchases of common stock made pursuant to the Company's share repurchase plan during the three months ended December 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1 - 31, 2014	—	$—	—	3,814,060
November 1 - 30, 2014	—	$—	—	3,814,060
December 1 - 31, 2014	336,271	$64.28	2,522,211	3,477,789
Total	336,271	$64.28	2,522,211	3,477,789

Item 6. Exhibits.

Exhibit 10.1	Third Amendment to Third Amended and Restated Credit Agreement.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months and nine months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013; and (1) Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Jeffry D. Frisby	February 6, 2015
Jeffry D. Frisby, President & CEO
(Principal Executive Officer)

/s/ Jeffrey L. McRae	February 6, 2015
Jeffrey L. McRae, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 6, 2015
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Third Amendment to Third Amended and Restated Credit Agreement.
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months and nine months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.