Form 10-K
period 2015-03-31
TRIUMPH GROUP INC
filed 2015-05-21
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2014, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $3,248 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2014. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 18, 2015 was 49,273,525.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2015 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures-Tulsa LLC, doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs (the "Tulsa Programs") located in Tulsa, Oklahoma, from Spirit AeroSystems, Inc. The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business operates as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results are included in the Aerostructures Group from the date of acquisition.
Effective October 17, 2014, the Company acquired all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). NAAS is based in San Antonio, Texas, with fixed-based operator units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services. The acquired business operates as Triumph Aviation Services-NAAS Division and its results are included in Aftermarket Services Group from the date of acquisition.
Effective June 27, 2014, the Company acquired the hydraulic actuation business of GE Aviation ("GE"). GE's hydraulic actuation business consists of three facilities located in Yakima, Washington; Cheltenham, England and the Isle of Man and is a technology leader in actuation systems. GE's key product offerings include complete landing gear actuation systems, door actuation, nose-wheel steerings, hydraulic fuses, manifolds flight control actuation and locking mechanisms for the commercial, military and business jet markets. The acquired business operates as Triumph Actuation Systems-Yakima and Triumph Actuation Systems-UK & IOM and its results are included in Aerospace Systems Group from the date of acquisition.
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
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites business ("Primus") from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures-Farnborough and Triumph Structures-Thailand and is included in the Aerostructures segment from the date of acquisition. Together, Triumph Structures-Farnborough and Triumph Structures-Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components.

Products and Services
We offer a variety of products and services to the aerospace industry through three operating segments: (i) Triumph Aerostructures Group, whose companies' revenues are derived from the design, manufacture, assembly and integration of metallic and composite aerostructures and structural components for the global aerospace OEM market; (ii) Triumph Aerospace Systems Group, whose companies design, engineer and manufacture a wide range of proprietary and build-to-print components, assemblies and systems also for the OEM market; and (iii) Triumph Aftermarket Services Group, whose companies serve aircraft fleets, notably commercial airlines, the U.S. military and cargo carriers, through the maintenance, repair and overhaul of aircraft components and accessories manufactured by third parties.
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
The products that companies within this group design, manufacture, build and repair include:

Acoustic and thermal insulation systems	Engine nacelles
Aircraft wings	Flight control surfaces
Composite and metal bonding	Helicopter cabins
Composite ducts and floor panels	Precision machined parts
Comprehensive processing services	Stretch-formed leading edges and fuselage skins
Empennages	Wing spars and stringers
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
The products that companies within this group design, engineer, build and repair include:

Aircraft and engine mounted accessory drives	Thermal control systems and components
Cargo hooks	High lift actuation
Cockpit control levers	Hydraulic systems and components
Comprehensive processing services	Landing gear actuation systems
Control system valve bodies	Landing gear components and assemblies
Electronic engine controls	Main engine gear box assemblies
Exhaust nozzles and ducting	Main fuel pumps
Geared transmissions and drive train components	Secondary flight control systems
Fuel metering units	Vibration absorbers
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

Air cycle machines	Blades and vanes
APUs	Cabin panes, shades, light lenses and other components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers	Fuel bladder cells
Certain financial information about our three segments is set forth in Note 21 of "Notes to Consolidated Financial Statements."
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
As of March 31, 2015, we had outstanding purchase orders representing an aggregate invoice price of approximately $5,028 million, of which $3,742 million, $1,244 million and $42 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2014, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4,751 million, of which $3,796 million, $923 million and $32 million related to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. Of the existing backlog of $5,028 million, approximately $1,825 million will not be shipped by March 31, 2016.
Dependence on Significant Customer
For the fiscal years ended March 31, 2015, 2014 and 2013, the Boeing Company ("Boeing") represented approximately 42%, 45% and 49%, respectively, of our net sales, covering virtually every Boeing plant and product. A significant reduction in sales to Boeing would have a material adverse impact on our financial position, results of operations, and cash flows.
United States and International Operations
Our revenues from customers in the United States for the fiscal years ended March 31, 2015, 2014 and 2013 were approximately $3,136 million, $3,142 million, and $3,199 million, respectively. Our revenues from customers in all other countries for the fiscal years ended March 31, 2015, 2014 and 2013 were approximately $753 million, $622 million, and $504 million, respectively.
As of March 31, 2015 and 2014, our long-lived assets located in the United States were approximately $3,658 million and $3,482 million, respectively. As of March 31, 2015 and 2014, our long-lived assets located in all other countries were approximately $367 million and $289 million, respectively.
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

Employees
As of March 31, 2015, we employed 15,153 persons, of whom 3,594 were management employees, 133 were sales and marketing personnel, 873 were technical personnel, 825 were administrative personnel and 9,728 were production workers. Our segments were composed of the following employees: Aerostructures Group - 9,507 persons, Aerospace Systems Group - 3,659 persons, Aftermarket Services Group - 1,289 persons, and Corporate and Triumph Group Mexico - 698 persons.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 2,942 full-time employees. Currently, approximately 19% of our permanent employees are represented by labor unions and approximately 58% of net sales are derived from the facilities at which at least some employees are unionized. Of the 2,942 employees represented by unions, 1,237 employees are working under contracts that have expired or will expire within one year and 771 employees in our Red Oak, Texas and 447 employees in our Tulsa, Oklahoma facilities have not yet negotiated initial contracts. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.
We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2015, 2014 and 2013 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Richard C. Ill	71	President and Chief Executive Officer and Director
Jeffrey L. McRae	51	Senior Vice President, Chief Financial Officer
John B. Wright, II	61	Vice President, General Counsel and Secretary
Thomas A. Quigley, III	38	Vice President and Controller

Richard C. Ill was reappointed President and Chief Executive Officer on April 8, 2015 upon the resignation of Jeffrey D. Frisby from those positions. Previously, Mr. Ill served as Chairman beginning in July 2009, and had been our President and Chief Executive Officer since 1993 when he also began his service as a director. Mr. Ill retired as Chief Executive Officer of the Company in July 2012 and had remained as the Company's Chairman. Mr. Ill is a director of P.H. Glatfelter Company, Mohawk Industries, Inc. and Baker Industries and a trustee of the Eisenhower Fellowships.
Jeffrey L. McRae has been our Senior Vice President and Chief Financial Officer since February 2014. Mr. McRae was named President of Triumph Aerostructures – Vought Aircraft Division in October 2013, having previously served as President of Triumph Aerostructures – Vought Integrated Programs Division and Chief Financial Officer for Triumph Aerostructures – Vought Aircraft Division, a position he had assumed upon the completion of Triumph’s acquisition of Vought Aircraft Industries, Inc. in June 2010. Prior to the acquisition, Mr. McRae had served as Vought’s Vice President of Business Operations, and had been employed by the Company since 2007.
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
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to fiscal 2014 and fiscal 2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for fiscal 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.

Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. The Consolidated and Further Continuing Appropriations Act, 2015 enacted December 2014, funds most U.S. government agencies through September 2015, including the U.S. DoD, and the Federal Aviation Administration (FAA).
As previously announced by Boeing in September 2013 and then subsequently revised in March 2014, the decision had been made to cease production of the C-17 Globemaster ("C-17") during calendar year 2015. Major production related to this program will be completed during the second quarter of fiscal 2016. We have received orders for spares and maintenance parts which will allow production to continue through the end of fiscal 2017. The loss of the C-17 program and the failure to win additional work to replace the C-17 program could materially adversely affect our cash flow and results of operations.
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
Boeing, or Boeing Commercial, Military and Space, represented approximately 42% of our net sales for the fiscal year ended March 31, 2015, covering virtually every Boeing plant and product. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial position, results of operations, and cash flows. We expect that during the fiscal year ended March 31, 2016, Gulfstream will become a significant customer, exceeding 10% of sales. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.
The profitability of certain development programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
For certain of our new development programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.
We incur risk associated with new programs.
New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.
In order to perform on new programs we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/or program cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.
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
We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fokker Technologies, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and UTC Aerospace Systems. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.

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
A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs similar in nature to the forward losses incurred on the Boeing 747-8 ("747-8 program") contract.
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
Our business could be negatively affected by cyber or other security threats or other disruptions.
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor.
Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, subcontractors, and joint venture partners, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.
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
At March 31, 2015, we employed 15,153 people, of which 19.4% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, the International Association of Machinists-represented employees at Vought's Nashville, Tennessee, plant engaged in a strike that continued for approximately 16 weeks during 2008 and 2009 (prior to our acquisition of Vought). A contingency plan was implemented that allowed production to continue in Nashville during the course of that strike. Our union employees with Local 848 at our Red Oak, Texas and Local 952 at our Tulsa, Oklahoma, facilities of the United Auto Workers are currently working without a contract. If we are unable to negotiate a contract with those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans has been developed that would allow production to continue in the event of a strike.
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
Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification ("ASC"), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in our balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or a decrease in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded in our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
The U.S. Government is a significant customer of our largest customers, and we and they are subject to specific U.S. Government contracting rules and regulations.
As a result of the acquisition of Vought Aircraft Industries, Inc in 2010, we have become a more significant provider of aerostructures to military aircraft manufacturers. The military aircraft manufacturers' business, and by extension, our business, is affected by the U.S. Government's continued commitment to programs under contract with our customers. The terms of defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of unrecovered costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. On contracts where the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual investigation, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain conflict minerals that originated from the DRC and adjoining countries. As initial disclosure requirements commenced in May 2014 (with respect to 2013), we have and will continue to incur compliance costs, including costs related to determining the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict-free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2015, our segments owned or leased the following facilities with the following square footage:

(Square feet in thousands)	Owned	Leased	Total
Aerostructures Group	4,841	4,858	9,699
Aerospace Systems Group	1,294	586	1,880
Aftermarket Services Group	716	578	1,294
Corporate and Other	270	17	287
Total	7,121	6,039	13,160
At March 31, 2015, our segments occupied 7.4 million square feet of floor space at the following major locations:

•	Aerostructures Group: Nashville, Tennessee; Hawthorne, California; Red Oak, Texas; Grand Prairie, Texas; Milledgeville, Georgia; and Stuart, Florida

•	Aerospace Systems Group: West Hartford, Connecticut; and Park City, Utah

•	Aftermarket Services Group: Hot Springs, Arkansas

•	Corporate and Triumph Group Mexico: Zacatecas, Mexico
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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

Range of Market Price
Our common stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our common stock for the periods indicated:

	High	Low
Fiscal 2014
1st Quarter	$81.80	$71.02
2nd Quarter	85.50	67.90
3rd Quarter	76.37	68.56
4th Quarter	79.90	61.41
Fiscal 2015
1st Quarter	$72.31	$61.86
2nd Quarter	70.38	62.00
3rd Quarter	70.93	59.53
4th Quarter	67.84	51.18

On May 18, 2015, the reported closing price for our common stock was $68.30. As of May 18, 2015, there were approximately 102 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 30,000 persons.
Dividend Policy
During fiscal 2015 and 2014, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On April 28, 2015, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding Common Stock. The dividend is next payable on June 15, 2015 to stockholders of record as of May 29, 2015.

Repurchases of Stock
In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. From the inception of the program through March 31, 2013, we have repurchased 499,200 shares (prior to fiscal 2012 stock split) for a purchase price of $19.2 million. During the fiscal years ended March 31, 2015 and 2014, we repurchased 2,923,011 and 300,000 shares, respectively, for a purchase price of $184.4 million and $19.1 million, respectively. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As a result, as of May 21, 2015, the Company remains able to purchase an additional 2,277,789 shares.
The following summarizes repurchases made pursuant to the Company's share repurchase plan during the quarter ended March 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1 - 31, 2015	—	$—	—	3,477,789
February 1 - 28, 2015	1,000,000	$58.01	3,522,211	2,477,789
March 1 - 31, 2015	200,000	$58.68	3,722,211	2,277,789
Total	1,200,000	$58.12	3,722,211	2,277,789
Equity Compensation Plan Information
The information required regarding equity compensation plan information will be included in our Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be held on July 17, 2015, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2010, and its relative performance is tracked through March 31, 2015.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., and The Russell 1000 Indexes
And The S&P Aerospace & Defense Index

$250
$200
$150
$100
$50
$0
3/10
3/11
3/12
3/13
3/14
3/15
Triumph Group, Inc.
Russell 1000
S&P Aerospace & Defense

* $100 invested on March 31, 2010 in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31
	3/10	3/11	3/12	3/13	3/14	3/15
Triumph Group, Inc.	100.00	126.46	179.63	225.61	186.01	172.43
Russell 1000	100.00	116.69	125.87	144.03	176.31	198.76
S&P Aerospace & Defense	100.00	110.58	115.58	134.07	192.01	219.24

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Year Ended March 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,888,722	$3,763,254	$3,702,702	$3,407,929	$2,905,348
Cost of sales	3,141,453	2,911,802	2,763,488	2,564,995	2,231,864
	747,269	851,452	939,214	842,934	673,484
Selling, general and administrative expense	285,773	254,715	241,349	242,553	238,889
Depreciation and amortization	158,323	164,277	129,506	119,724	99,657
Relocation costs	3,193	31,290	—	—	—
Acquisition and integration expenses	—	—	2,665	6,342	20,902
Curtailments, settlements and early retirement incentives	—	1,166	34,481	(40,400)	—
Gain on legal settlement, net of expenses	(134,693)	—	—	—	—
Operating income	434,673	400,004	531,213	514,715	314,036
Interest expense and other	85,379	87,771	68,156	77,138	79,559
Income from continuing operations, before income taxes	349,294	312,233	463,057	437,577	234,477
Income tax expense	110,597	105,977	165,710	155,955	82,066
Income from continuing operations	238,697	206,256	297,347	281,622	152,411
Loss from discontinued operations	—	—	—	(765)	(2,512)
Net income	$238,697	$206,256	$297,347	$280,857	$149,899
Earnings per share:
Income from continuing operations:
Basic	$4.70	$3.99	$5.99	$5.77	$3.39
Diluted(6)	$4.68	$3.91	$5.67	$5.43	$3.21
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.14	$0.08
Shares used in computing earnings per share:
Basic	50,796	51,711	49,663	48,821	45,006
Diluted(6)	51,005	52,787	52,446	51,873	47,488

	As of March 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(in thousands)
Balance Sheet Data:
Working capital	$1,147,171	$1,141,741	$892,818	$741,105	$436,638
Total assets	6,069,443	5,553,386	5,239,179	4,597,224	4,477,234
Long-term debt, including current portion	1,379,396	1,550,383	1,329,863	1,158,862	1,312,004
Total stockholders' equity	$2,135,784	$2,283,911	$2,045,158	$1,793,369	$1,632,217

(1)
Includes the acquisitions of Spirit AeroSytems Holdings, Inc. - Gulfstream G650 and G280 Wings Programs (December 2014), North American Aircraft Services, Inc. (October 2014) and GE Aviation - Hydraulic Actuation (June 2014) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(2)
Includes the acquisitions of Insulfab Product Line (Chase Corporation) (October 2013), General Donlee Canada, Inc. (October 2013) and Primus Composites (May 2013) from the date of each respective acquisition. Includes the divestitures of Triumph Aerospace Systems - Wichita (January 2014) and Triumph Instruments (April 2013) from the date of respective divestiture. See Note 3 and 4 to the Consolidated Financial Statements, respectively.

(3)
Includes the acquisitions of Goodrich Pump & Engine Control Systems, Inc. (March 2013) and Embee, Inc. (December 2012) from the date of each respective acquisition. See Note 3 to the Consolidated Financial Statements.

(4)	Includes the acquisition of Aviation Network Services, LLC. (October 2011) from the date of acquisition.

(5)	Includes the acquisition of Vought Aircraft Industries, Inc. (June 2010) from the date of acquisition.

(6)
Diluted earnings per share for the fiscal years ended March 31, 2015, 2014, 2013, 2012 and 2011, included 40,177, 811,083, 2,400,439, 2,606,189 and 2,040,896 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

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
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures-Tulsa LLC, doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs (the "Tulsa Programs") located in Tulsa, Oklahoma, from Spirit AeroSystems, Inc. The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business will operate as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results are included in the Aerostructures Group from the date of acquisition.
Effective October 17, 2014, the Company acquired the ownership of all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). NAAS is based in San Antonio, Texas, with fixed-based operator units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services. The acquired business will operate as Triumph Aviation Services-NAAS Division and its results are included in Aftermarket Services Group from the date of acquisition.
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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, certain employees of the Company and its subsidiary and Eaton Corporation and several of its subsidiaries ("Eaton"). As part of the settlement, Eaton agreed to pay the Company $135.3 million in cash. During the fiscal year ended March 31, 2015, the Company received payment representing a gain on legal settlement, net of expense, of $134.7 million, which is included on the Condensed Consolidated Statements of Income.
Financial highlights for the fiscal year ended March 31, 2015 include:

•	Net sales for fiscal 2015 increased 3.3% to $3.89 billion, including a 4.8% decrease in organic sales.

•	Operating income in fiscal 2015 increased 8.7% to $434.7 million.

•	Net income for fiscal 2015 increased 15.7% to $238.7 million.

•	Backlog increased 5.8% over the prior year to $5.03 billion.
For the fiscal year ended March 31, 2015, net sales totaled $3.89 billion, a 3.3% increase from fiscal year 2014 net sales of $3.76 billion. Net income for fiscal year 2015 increased 15.7% to $238.7 million, or $4.68 per diluted common share, versus $206.3 million, or $3.91 per diluted common share, for fiscal year 2014. As previously mentioned above, included in net income is a gain on legal settlement, net of expenses and as discussed in further detail below, forward losses on the 747-8 program.

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2015, we generated $467.3 million of cash flows from operating activities, used $67.9 million in investing activities and used $395.2 million in financing activities. Cash flows from operating activities in fiscal year 2015 included $112.3 million in pension contributions versus $46.3 million in fiscal year 2014.
We continue to remain focused on growing our core businesses as well as growing through strategic acquisitions. Our organic sales decreased in fiscal 2015 due to production rate cuts by our customers on the 747-8, V-22, G450/G550 and C-17 programs. Our Company has an aggressive but selective acquisition approach that adds capabilities and increases our capacity for strong and consistent internal growth.
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act ("The Act") established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to fiscal 2014 and fiscal 2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for fiscal 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. The Consolidated and Further Continuing Appropriations Act, 2015 enacted December 2014, funds most U.S. government agencies through September 2015, including the U.S. DoD, and the Federal Aviation Administration (FAA).
During the third quarter of the fiscal year ended March 31, 2015, we recognized a provision a provision of approximately $152.0 million for forward losses associated with our long-term contract on the 747-8 program. These forward losses are largely due to changes in future estimated production rates, labor and overhead costs, pension income and expedited delivery charges.

•
In December 2014, our customer, Boeing, announced a future production rate reduction for the 747-8 program from 1.5 shipsets per month to 1.3 shipsets per month. This production rate cut will result in additional future disruption and overhead cost absorption across our related production facilities.

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

•
Although we have made improvements on the quality and timeliness of deliveries as compared to the prior year, we continue to incur charges related to expedited delivery and have included estimates for additional costs in the future.

While we have recognized a provision for forward losses during the fiscal year ended March 31, 2015, there is still risk with other programs, similar in nature to what we have experienced on the 747-8 program. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.

The next twelve months will be a critical time for this program as we attempt to return to a baseline performance for the recurring cost structure. Recognition of additional forward losses in the future periods continues to be a risk and will depend upon several factors, including our market forecast, possible airplane program delays, our ability to successfully perform under current design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
Since there has been lower-than-expected demand for large commercial passenger and freighter aircraft and there have been fewer 747-8 orders than our customer has anticipated, there is risk that the program will not be extended beyond our current contract. If we are unable to replace this work, with new or similar manufacture content, there is risk of additional costs associated with exiting the facilities where this program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors, which if not mitigated could result in additional future charges of up to $75.0 million. This estimate includes approximately $25.0 million of non-cash exposures, but excludes any potential changes in pension benefit obligations.
As disclosed during fiscal 2014, we identified additional program costs during the quarter ended September 30, 2013 of approximately $85.0 million, primarily related to the 747-8 program. At the time, both the current and future production lots were expected to be profitable and not result in loss reserves.
Our union employees with Local 848 at our Red Oak, Texas and Local 952 at our Tulsa, Oklahoma, facilities of the United Auto Workers are currently working without a contract. If we are unable to negotiate a contract with those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
In fiscal 2012, we began efforts to establish a new facility in Red Oak, Texas to expand our manufacturing capacity, particularly under the Bombardier Global 7000/8000 program. In fiscal 2013, we started construction on a second facility in association with our relocation from our Jefferson Street facilities. As of March 31, 2015, we have incurred approximately $238.9 million in inventory costs associated with the Bombardier Global 7000/8000 program, for which we have not yet begun to deliver. Additionally, we incurred approximately $155.6 million in capital expenditures associated with construction of the two aforementioned facilities. The move from Jefferson Street was substantially completed during the fiscal year ended March 31, 2014.
We currently have a few new programs that are either in the pre-production phase or the early stages of recurring production. We expect that inventory balances will continue to grow between $60.0 million - $80.0 million during fiscal 2016. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established.
Contract block quantity is projected to fully absorb the balance of deferred production inventory. Capitalized pre-production and deferred production inventories are at risk to the extent that we do not achieve the orders in the forecasted blocks or if future actual costs exceed current projected estimates, as those categories of inventory are recoverable over future deliveries. In the case of capitalized pre-production this may be over multiple blocks. Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs.
As previously announced by Boeing in September 2013 and then subsequently revised in March 2014, the decision has been made to cease production of the C-17 during calendar year 2015.  Major production related to this program is expected to cease in fiscal 2016. We have received orders for spares and maintenance parts which will extend production through the end of fiscal 2017.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee. General Donlee is based in Toronto, Canada and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The acquired business now operates as Triumph Gear Systems-Toronto and its results are included in the Aerospace Systems Group.
Effective May 6, 2013, the Company acquired four related entities collectively comprising Primus from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures-Farnborough and Triumph Structures-Thailand and is included in the Aerostructures segment from the date of acquisition. Together, Triumph Structures-Farnborough and Triumph Structures-Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components. In November 2013, the operations in Farnborough lost its National Aerospace and Defense Contractors Accreditation Program ("NADCAP") certification. This loss in certification has resulted in unanticipated delays in production and deliveries, lower performance impact across the facility and has slowed our planned transition of work to a sister company in Thailand. These items have resulted in approximately $13.9 million of charges related to losses, as well as an inventory writedown during the fiscal year ended March 31, 2015.

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
Adjusted EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
The following table shows our Adjusted EBITDA reconciled to our income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2015	2014	2013
Income from continuing operations	$238,697	$206,256	$297,347
Gain on legal settlement, net of expenses	(134,693)	—	—
Amortization of acquired contract liabilities	(75,733)	(42,629)	(25,644)
Depreciation and amortization	158,323	164,277	129,506
Curtailments, settlements and early retirement incentives	—	1,166	34,481
Interest expense and other	85,379	87,771	68,156
Income tax expense	110,597	105,977	165,710
Adjusted EBITDA	$382,570	$522,818	$669,556

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$434,673	$127,495	$184,042	$47,931	$75,205
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities	(75,733)	(38,719)	(37,014)	—	—
Depreciation and amortization	158,323	100,096	45,200	8,559	4,468
Adjusted EBITDA	$382,570	$188,872	$192,228	$56,490	$(55,020)

	Fiscal year ended March 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$400,004	$252,910	$149,721	$42,265	$(44,892)
Curtailments, settlements and early retirement incentives	1,166	—	—	—	1,166
Amortization of acquired contract liabilities	(42,629)	(25,207)	(17,422)	—	—
Depreciation and amortization	164,277	114,302	37,453	7,529	4,993
Adjusted EBITDA	$522,818	$342,005	$169,752	$49,794	$(38,733)

	Fiscal year ended March 31, 2013
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$531,213	$469,873	$103,179	$45,380	$(87,219)
Curtailments, settlements and early retirement incentives	34,481	—	—	—	34,481
Amortization of acquired contract liabilities	(25,644)	(25,457)	(187)	—	—
Depreciation and amortization	129,506	95,884	19,870	9,118	4,634
Adjusted EBITDA	$669,556	$540,300	$122,862	$54,498	$(48,104)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014

	Year Ended March 31,
	2015	2014
	(in thousands)
Net sales	$3,888,722	$3,763,254
Segment operating income	$359,468	$444,896
Corporate general and administrative income (expenses)	75,205	(44,892)
Total operating income	434,673	400,004
Interest expense and other	85,379	87,771
Income tax expense	110,597	105,977
Net income	$238,697	$206,256

Net sales increased by $125.5 million, or 3.3%, to $3.9 billion for the fiscal year ended March 31, 2015 from $3.8 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestitures, contributed $306.1 million. Organic sales decreased $180.6 million, or 4.6%, due to production rate cuts by our customers on the 747-8, V-22, Gulfstream and C-17 programs. The prior fiscal year was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.

Cost of sales increased by $229.7 million, or 7.9%, to $3.1 billion for the fiscal year ended March 31, 2015 from $2.9 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestitures contributed $264.2 million. Despite the decrease in organic cost of sales, the organic cost of sales included a provision for forward losses of $152.0 million on the 747-8 program and losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Organic gross margin for the fiscal year ended March 31, 2015 was 20.1% compared with 23.1% for the fiscal year ended March 31, 2014. The prior year was impacted by additional programs costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities. Excluding these charges, the comparable gross margin would have been 25.4% and 26.5%, respectively.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts and a provision for forward losses as noted above ($156.0 million). The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $4.7 million and gross unfavorable adjustments of $160.7 million, of which $152.0 million was related to forward losses associated with the 747-8 program. The cumulative catch-up adjustments for the fiscal year ended March 31, 2015 were due primarily to labor cost growth, partially offset by other minor improvements. Gross margins for fiscal 2014 included net unfavorable cumulative catch-up adjustments of $53.3 million, which $29.8 million was related to the additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during fiscal 2014 discussed above and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during fiscal 2014. These decreases were partially offset by lower pension and other postretirement benefit expense of $12.7 million.
Segment operating income decreased by $85.4 million, or 19.2%, to $359.5 million for the fiscal year ended March 31, 2015 from $444.9 million for the fiscal year ended March 31, 2014. The organic operating income decreased $100.9 million, or 22.6%, and was a result of the decreased organic sales, the provision for forward losses and gross margin changes noted above, partially offset by decreased moving costs related to the relocation from our Jefferson Street facilities ($28.1 million), and legal fees ($4.5 million).
Corporate operations yielded income of $75.2 million for the fiscal year ended March 31, 2015 as opposed to expenses of $44.9 million for the fiscal year ended March 31, 2014. This result is due to the legal settlement between the Company and Eaton, which created a net gain of $134.7 million, partially offset by increased due diligence and acquisition related expenses ($9.8 million).
Interest expense and other decreased by $2.4 million, or 2.7%, to $85.4 million for the fiscal year ended March 31, 2015 compared to $87.8 million for the prior year. Interest expense and other for the fiscal year ended March 31, 2015 decreased due to due to lower average debt outstanding during the period as compared to the fiscal year ended March 31, 2014. Interest expense and other for the fiscal year ended March 31, 2015 included the redemption of the 2018 Notes, which included $22.6 million for pre-tax losses associated with the 4.79% redemption premium, and write-off of the remaining related unamortized discount and deferred financing fees. The fiscal year ended March 31, 2014 included the redemption of the 2017 Notes, which included $11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.
The effective income tax rate was 31.7% for the fiscal year ended March 31, 2015 and 33.9% for the fiscal year ended March 31, 2014. The income tax provision for the fiscal year ended March 31, 2015 was reduced to reflect the release of previously reserved for unrecognized tax benefits of $1.1 million, the benefit of $2.8 million from a decrease of the state deferred tax rate and the benefit of $6.0 million from the retroactive reinstatement of the R&D tax credit to January 1, 2014. For the fiscal year ended March 31, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million.
In January 2014, the Company sold all of its shares of Triumph Aerospace Systems-Wichita, Inc. for total cash proceeds of $23.0 million, which resulted in no gain or loss from the sale.
In April 2013, the Company sold the assets and liabilities of Triumph Instruments-Burbank and Triumph Instruments-Ft. Lauderdale for total proceeds of $11.2 million, resulting in a loss of $1.5 million.
The Company expects to have significant continuing involvement in the businesses and markets of the disposed entities and therefore the disposal groups did not meet the criteria to be classified as discontinued operations.

Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

	Year Ended March 31,
	2014	2013
	(in thousands)
Net sales	$3,763,254	$3,702,702
Segment operating income	$444,896	$618,432
Corporate general and administrative expenses	(44,892)	(87,219)
Total operating income	400,004	531,213
Interest expense and other	87,771	68,156
Income tax expense	105,977	165,710
Income from continuing operations	206,256	297,347
Loss from discontinued operations, net	—	—
Net income	$206,256	$297,347

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

	Year Ended March 31,
	2015	2014	2013
Aerostructures
Commercial aerospace	38.6%	42.3%	43.9%
Military	14.0	16.1	18.9
Business Jets	11.0	10.0	11.2
Regional	0.4	0.4	0.5
Non-aviation	0.4	0.5	0.7
Total Aerostructures net sales	64.4%	69.3%	75.2%
Aerospace Systems
Commercial aerospace	13.2%	8.5%	6.3%
Military	10.6	11.4	7.9
Business Jets	1.4	1.0	0.7
Regional	1.0	1.0	0.4
Non-aviation	1.7	1.3	1.2
Total Aerospace Systems net sales	27.9%	23.2%	16.5%
Aftermarket Services
Commercial aerospace	6.2%	6.3%	6.8%
Military	1.0	0.7	1.0
Business Jets	—	—	0.3
Regional	0.5	0.2	0.1
Non-aviation	—	0.3	0.1
Total Aftermarket Services net sales	7.7%	7.5%	8.3%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. Due to the continued strength in the commercial aerospace end market and the planned reductions in defense spending under the Budget Act and the sequestration discussed above, we expect the declining trend in the military end market to continue.
Business Segment Performance—Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014

	Year Ended March 31,		% Change	% of Total Sales
	2015	2014		2015	2014
	(in thousands)
NET SALES
Aerostructures	$2,507,878	$2,612,439	(4.0)%	64.5%	69.4%
Aerospace Systems	1,089,117	871,750	24.9%	28.0%	23.2%
Aftermarket Services	304,013	287,343	5.8%	7.8%	7.6%
Elimination of inter-segment sales	(12,286)	(8,278)	48.4%	(0.3)%	(0.2)%
Total net sales	$3,888,722	$3,763,254	3.3%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2015	2014		2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$127,495	$252,910	(49.6)%	5.1%	9.7%
Aerospace Systems	184,042	149,721	22.9%	16.9%	17.2%
Aftermarket Services	47,931	42,265	13.4%	15.8%	14.7%
Corporate	75,205	(44,892)	(267.5)%	n/a	n/a
Total segment operating income	$434,673	$400,004	8.7%	11.2%	10.6%

	Year Ended March 31,		% Change	% of Segment Sales
	2015	2014		2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$188,872	$342,005	(44.8)%	7.5%	13.1%
Aerospace Systems	192,228	169,752	13.2%	17.6%	19.5%
Aftermarket Services	56,490	49,794	13.4%	18.6%	17.3%
Corporate	(55,020)	(38,733)	42.0%	n/a	n/a
	$382,570	$522,818	(26.8)%	9.8%	13.9%

Aerostructures:    The Aerostructures segment net sales decreased by $104.6 million, or 4.0%, to $2.5 billion for the fiscal year ended March 31, 2015 from $2.6 billion for the fiscal year ended March 31, 2014. Organic sales decreased $173.2 million, or 6.9%, and the acquisitions of the Tulsa Programs and Primus, net of prior year divestiture contributed $68.6 million in net sales. Organic sales decreased due to production rate cuts by our customers on the 747-8, V-22, G450/G550 and C-17 programs.
Aerostructures cost of sales increased by $60.9 million, or 2.9%, to $2.2 billion for the fiscal year ended March 31, 2015 from $2.1 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestitures contributed $79.9 million. Despite the decrease in organic cost of sales, the organic cost of sales included a provision for forward losses of $152.0 million on the 747-8 program and losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Excluding the aforementioned forward losses, the organic cost of sales decreased due to the decrease in net sales noted above. The cost of sales for the fiscal year ended March 31, 2014 included reductions in profitability estimates on the 747-8 programs, driven largely by the identification of additional program costs ($85.0 million) identified during the year and additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($38.4 million).
Organic gross margin for the fiscal year ended March 31, 2015 was 13.7% compared with 18.9% for the fiscal year ended March 31, 2014. The organic gross margin included net unfavorable cumulative catch-up adjustments and a provision for forward losses of $152.0 million The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $4.7 million and gross unfavorable adjustments of $160.7 million, which includes forward losses of $152.0 million associated with the 747-8 program. The cumulative catch-up adjustments for the fiscal year ended March 31, 2015, excluding the effects of the forward losses, were due primarily to labor cost growths, partially offset by other minor improvements. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2014 was $53.2 million, which included $29.8 million related to additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during the fiscal year ended March 31, 2014 and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during fiscal year ended March 31, 2014. Excluding these charges, the comparable gross margin would have been 21.0% and 23.8%, respectively.
Aerostructures segment operating income decreased by $125.4 million, or 49.6%, to $127.5 million for the fiscal year ended March 31, 2015 from $252.9 million for the fiscal year ended March 31, 2014. Operating income was directly affected by the decrease in organic sales, the decreased organic gross margins noted above, offset by decreased moving costs related to the relocation from our Jefferson Street facilities ($28.1 million). Additionally, these same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 5.1% for the fiscal year ended March 31, 2015 as compared with 9.7% for the fiscal year ended March 31, 2014, due to the decrease in sales and gross margin as discussed above, which also caused the decline in the Adjusted EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $217.4 million, or 24.9%, to $1.09 billion for the fiscal year ended March 31, 2015 from $871.8 million for the fiscal year ended March 31, 2014. The GE and General Donlee acquisitions contributed $225.4 million of net sales. Organic net sales decreased $8.0 million, or 0.9%, primarily due to decreased production associated with the V-22 program.
Aerospace Systems cost of sales increased by $166.7 million, or 29.2%, to $738.5 million for the fiscal year ended March 31, 2015 from $571.8 million for the fiscal year ended March 31, 2014. Organic cost of sales decreased $9.7 million, or 1.8%, while the acquisitions of GE and General Donlee contributed $176.5 million in cost of sales. Organic gross margin for the fiscal year ended March 31, 2015 was 35.3% compared with 34.7% for the fiscal year ended March 31, 2014 due to changes in sales mix.
Aerospace Systems segment operating income increased by $34.3 million, or 22.9%, to $184.0 million for the fiscal year ended March 31, 2015 from $149.7 million for the fiscal year ended March 31, 2014. Operating income increased primarily due to the acquisitions of GE and General Donlee and by decreased legal fees ($7.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 16.9% for the fiscal year ended March 31, 2015 as compared with 17.2% for the fiscal year ended March 31, 2014, due to the effects of the acquisitions of GE and General Donlee. The same factors contributed to the decrease in Adjusted EBITDA margin year over year.
Aftermarket Services:    The Aftermarket Services segment net sales increased by $16.7 million, or 5.8%, to $304.0 million for the fiscal year ended March 31, 2015 from $287.3 million for the fiscal year ended March 31, 2014. Organic sales increased $4.6 million, or 1.6%, and the acquisition of NAAS offset by the previously divested Triumph Instruments companies contributed $12.1 million.
Aftermarket Services cost of sales increased by $6.2 million, or 2.9%, to $220.1 million for the fiscal year ended March 31, 2015 from $213.9 million for the fiscal year ended March 31, 2014. The organic cost of sales decreased $1.7 million, or 0.8%, and the acquisition of NAAS net of the previously divested Triumph Instruments companies contributed $7.9 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2015 was 27.3% compared with 25.6% for the fiscal year ended March 31, 2014. The increase in gross margin was impacted by the increase in efficiencies in production associated with the higher volume of work.
Aftermarket Services segment operating income increased by $5.7 million, or 13.4%, to $47.9 million for the fiscal year ended March 31, 2015 from $42.3 million for the fiscal year ended March 31, 2014. Operating income increased primarily due to the increased sales and gross margin noted above and the acquisition of NAAS net of the previously divested Triumph Instruments companies ($1.6 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.8% for the fiscal year ended March 31, 2015 as compared with 14.7% for the fiscal year ended March 31, 2014, due to the improved gross margin noted above.

Business Segment Performance—Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

	Year Ended March 31,		% Change	% of Total Sales
	2014	2013		2014	2013
	(in thousands)
NET SALES
Aerostructures	$2,612,439	$2,781,344	(6.1)%	69.4%	75.1%
Aerospace Systems	871,750	615,771	41.6%	23.2%	16.6%
Aftermarket Services	287,343	314,507	(8.6)%	7.6%	8.5%
Elimination of inter-segment sales	(8,278)	(8,920)	(7.2)%	(0.2)%	(0.2)%
Total net sales	$3,763,254	$3,702,702	1.6%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2014	2013		2014	2013
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$252,910	$469,873	(46.2)%	9.7%	16.9%
Aerospace Systems	149,721	103,179	45.1%	17.2%	16.8%
Aftermarket Services	42,265	45,380	(6.9)%	14.7%	14.4%
Corporate	(44,892)	(87,219)	(48.5)%	n/a	n/a
Total segment operating income	$400,004	$531,213	(24.7)%	10.6%	14.3%

	Year Ended March 31,		% Change	% of Total Sales
	2014	2013		2014	2013
	(in thousands)
Adjusted EBITDA
Aerostructures	$342,005	$540,300	(36.7)%	13.1%	19.4%
Aerospace Systems	169,752	122,862	38.2%	19.5%	20.0%
Aftermarket Services	49,794	54,498	(8.6)%	17.3%	17.3%
Corporate	(38,733)	(48,104)	(19.5)%	n/a	n/a
	$522,818	$669,556	(21.9)%	13.9%	18.1%
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
Aerospace Systems segment operating income as a percentage of segment sales increased to 17.2% for the fiscal year ended March 31, 2014 as compared with 16.8% for the fiscal year ended March 31, 2013, primarily due to the acquisition of General Donlee and fiscal 2013 acquisitions, as noted above. Adjusted EBITDA margin decreased due to the insurance gain from Hurricane Sandy.
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

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2015, we generated approximately $467.3 million of cash flow from operating activities, used approximately $67.9 million in investing activities and used approximately $395.2 million in financing activities. Cash flows from operating activities included $112.3 million in pension contributions in fiscal 2015, compared to $46.3 million in fiscal 2014.
For the fiscal year ended March 31, 2015, we had a net cash inflow of $467.3 million from operating activities, an inflow increase of $332.2 million, compared to a net cash inflow of $135.1 million for the fiscal year ended March 31, 2014. During fiscal 2015, the increase in net cash provided by operating activities was primarily due to the cash received from legal settlement ($134.7 million), increased receipts from customers and others relating to additional sales from fiscal 2015 and fiscal 2014 acquisitions ($110.4 million), an income tax refund ($26.0 million), and decreased disbursements to employees, suppliers and others ($114.9 million) due to timing, offset by increased pension contributions ($66.0 million).
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead for the relocation from our largest facilities. During fiscal 2015, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $127.0 million and $48.7 million, respectively. Offsetting this inventory build was a provision for forward losses on our long-term contract on the 747-8 program of $152.0 million. Unliquidated progress payments netted against inventory increased $24.9 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain consistent over the next few quarters.
Cash flows used in investing activities for the fiscal year ended March 31, 2015 decreased $178.8 million from the fiscal year ended March 31, 2014. Cash flows used in investing activities included the cash received from the acquisition of Tulsa Programs ($160.0 million) offset by the acquisitions of GE ($65.0 million), NAAS ($43.7 million) and the working capital finalization of Primus ($13.0 million). The fiscal year ended March 31, 2014, included the fiscal 2014 acquisitions of $94.5 million and capital expenditures of $86.6 million associated with our new facilities in Red Oak, Texas.
Cash flows used in financing activities for the fiscal year ended March 31, 2015 were $395.2 million, compared to cash flows provided by financing activities for the fiscal year ended March 31, 2014 of $103.2 million. Cash flows used in financing activities for the fiscal year ended March 31, 2015 included the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($184.4 million), offset by the issuance of the 2022 Notes.
As of March 31, 2015, $816.4 million was available under the Company's existing credit agreement ("Credit Facility").  On March 31, 2015, an aggregate amount of approximately $148.3 million in outstanding borrowing and approximately $35.4 million in letters of credit were outstanding under the Credit Facility, all of which were accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
In November 2014, the Company amended its $225.0 million the receivable securitization facility (the “Securitization Facility”), increasing the purchase limit from $175.0 million to $225.0 million and extending the term through November 2017.
In May 2014, the Company amended its existing Credit Facility with its lenders to (i) to increase the maximum amount allowed for the Securitization Facility and (ii) amend certain other terms and covenants.
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
The level of unused borrowing capacity under the Company's revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2015, the Company was in compliance with all such covenants.
In June 2014, the Company issued the 2022 Notes for $300.0 million in principal amount. The 2022 Notes were sold at 100% of principal amount and have an effective yield of 5.25%. Interest on the 2022 Notes is payable semiannually in cash in arrears on June 1 and December 1 of each year. We used the net proceeds to redeem the 2018 Notes and pay related fees and expenses. In connection with the issuance of the 2022 Notes, the Company incurred approximately $5.0 million of costs, which were deferred and are being amortized on the effective interest method over the term of the notes.
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
For the fiscal year ended March 31, 2014, we had a net cash inflow of $135.1 million from operating activities, an inflow decrease of $185.8 million, compared to a net cash inflow of $320.9 million for the fiscal year ended March 31, 2013. During fiscal 2014, the decrease in net cash inflows were primarily due to relocation costs related to our exit from the Jefferson Street facilities ($31.3 million), disruption related to relocation from the Jefferson Street facilities ($24.7 million), additional 747-8 program costs ($85.0 million), offset by increased receipts on accounts receivable of approximately $14.2 million driven by additional sales from the fiscal 2014 and fiscal 2013 acquisitions.
We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead for the relocation from our largest facilities. During fiscal 2014, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $58.9 million and $19.5 million, respectively. Additionally, inventory build ahead of programs impacted by our facility relocation was approximately $22.8 million. Unliquidated progress payments netted against inventory increased $40.9 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain consistent over the next few quarters.
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
At March 31, 2015, $31.6 million of cash and cash equivalents were held by foreign subsidiaries and were primarily denominated in foreign currencies. If these amounts would be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. We currently expect to utilize the balances to fund our foreign operations.
Capital expenditures were $110.0 million for the fiscal year ended March 31, 2015. We funded these expenditures through cash from operations and borrowings under the Credit Facility. We expect capital expenditures of approximately $130.0 million to $160.0 million and investments in new major programs of $60.0 million to $80.0 million of which will be reflected in inventory for our fiscal year ending March 31, 2016. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,379,397	$42,255	$331,089	$310,362	$695,691
Debt-interest(1)	235,718	46,754	93,671	77,281	18,012
Operating leases	152,553	25,975	43,463	32,201	50,914
Contingent payments	1,000	1,000	—	—	—
Purchase obligations	1,998,254	1,479,113	444,461	74,405	275
Total	$3,766,922	$1,595,097	$912,684	$494,249	$764,892
_______________________________________________

(1)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $7.7 million as of March 31, 2015 since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2015 as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2015	$2,479,319	$239,267
Plan assets at March 31, 2015	2,156,148	—
Projected contributions by fiscal year
2015	181,617	20,482
2016	174,814	19,714
2017	171,769	19,083
2018	167,056	19,022
2019	165,079	18,373
Total 2015 - 2019	$860,335	$96,674
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
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered (see Note 5 of "Notes to Consolidated Financial Statements" for further discussion).
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
For the fiscal year ended March 31, 2015, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating income, net income and earnings per share by approximately $(156.0) million, $(106.6) million and $(2.09), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2015 included gross favorable adjustments of approximately $4.7 million and gross unfavorable adjustments of approximately $160.7 million, which includes a provision of $152.0 million for forward losses on the 747-8 program. For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(53.2) million, $(35.1) million and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014 included gross favorable adjustments of approximately $14.3 million and gross unfavorable adjustments of approximately $67.5 million. For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14.6) million, $(9.4) million and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15.9 million and gross unfavorable adjustments of approximately $30.5 million.
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
During the fiscal year ended March 31, 2015, the Company recognized a provision for forward losses of $152.0 million associated with the Company's long-term contract on the 747-8 program. These forward losses are largely due to changes in future estimated production rates, labor and overhead costs, pension income and expedited delivery charges.

•
In December 2014, our customer, Boeing, announced a future production rate reduction for the 747-8 program from 1.5 shipsets per month to 1.3 shipsets per month. This production rate cut will result in additional future disruption and overhead cost absorption across our related production facilities.

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

While the Company has recently recognized a provision for forward losses, there is still risk similar in nature to what the Company has experienced on the 747-8 program. In particular, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
The Aftermarket Services Group provides repair and overhaul services, certain of which are provided under long-term power-by-the-hour contracts, comprising approximately 7% of the segment's fiscal 2015 net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
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
We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal 2015, 2014 or 2013. In the fourth quarter of fiscal 2015, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment for each of the Company's three reporting units, which indicated that the fair value of the reporting unit exceeded its carrying amount, including goodwill.
As of March 31, 2015 and 2014, the Company had a $438.4 million indefinite-lived intangible asset associated with the Vought and Embee tradenames. The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carry value over the amount of fair value is recognized as an impairment.
We incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2015, 2014 or 2013. In the fourth quarter of fiscal 2015, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment, for each of the Company's indefinite-lived intangible assets, which indicated that the fair value of the indefinite-lived intangible assets exceeded its carrying amount.
Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 32 years. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If the carrying amount is less than the estimated fair value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed at several years prior to the respective acquisition (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion).
The acquired contract liabilities, net, are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $75.7 million, $42.6 million and $25.6 million in the fiscal years ended March 31, 2015, 2014 and 2013, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2015 is approximately $645.0 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2016—$130.1 million; 2017—$127.0 million; 2018—$119.2 million; 2019—$115.6 million; 2020—$69.1 million; Thereafter—$84.0 million.

Postretirement Plans
The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually or when a remeasurement is necessary. Assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries, as of the measurement date.
The assumed discount rate utilized is based on a point-in-time estimate as of our annual measurement date or as of remeasurement dates as needed. This rate is determined based upon a review of a yield curve associated with high-quality corporate bonds as of the measurement date and the use of models that discount projected benefit payments using the spot rates across the yield curve. The effects of hypothetical changes in the discount rate for a single year may not be representative and may be asymmetrical or nonlinear for future years because of the application of the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rate at March 31, 2015 decreased to 3.78% from 4.32% at March 31, 2014.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining life expectancy of inactive plan participants. The expected long-term rate of return for fiscal 2015, 2014 and 2013, respectively, was 8.25%.
In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2015. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
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
See Note 15 of "Notes to Consolidated Financial Statements" for a summary of the key events that affected on our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2015, 2014 and 2013.

Pension income, excluding curtailments, settlements and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2015 was $52.4 million compared with pension income of $35.0 million for the fiscal year ended March 31, 2014 and $26.0 million for the fiscal year ended March 31, 2013. For the fiscal year ending March 31, 2016, the Company expects to recognize pension income of approximately $56.0 million.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU-2015-03"). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In January 2015, the FASB issued ASU 2015-1, Income Statement - Extraordinary and Unusual Items ("ASU 2015-1"). ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The objective of ASC 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The principle of ASC 606 is that an entity will recognize revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled. ASC 606 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASC 606 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 provides new guidance on the accounting and reporting of discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires additional disclosures about discontinued operations. The update is effective for the Company for the interim and annual periods beginning after December 15, 2014. The adoption of the provisions of ASU 2014-08 is not expected to have a material impact on the Company's consolidated financial statements.
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
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2015, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2015, approximately 56% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt, however, a portion of our variable debt is fixed through an interest rate swap. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."
The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2015. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2015.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$42,235	$36,805	$46,024	$299,354	$11,006	$693,272	$1,128,696
Weighted-average interest rate (%)	4.29%	4.31%	4.35%	4.63%	5.00%	2.20%
Variable-rate cash flows (in thousands)	$—	$—	$248,256	$—	$—	$2,178	$250,434
Weighted-average interest rate (%)	1.57%	1.57%	1.57%	0.04%	0.04%	2.50%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Triumph Group, Inc.
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 21, 2015

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$32,617	$28,998
Trade and other receivables, less allowance for doubtful accounts of $6,475 and $6,535	521,846	517,304
Inventories, net of unliquidated progress payments of $189,923 and $165,019	1,272,879	1,111,767
Rotable assets	48,820	41,666
Deferred income taxes	145,352	57,308
Prepaid expenses and other	23,100	24,897
Total current assets	2,044,614	1,781,940
Property and equipment, net	948,902	931,430
Goodwill	2,030,594	1,791,891
Intangible assets, net	972,389	978,171
Other, net	72,944	69,954
Total assets	$6,069,443	$5,553,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$42,255	$49,575
Accounts payable	427,448	317,334
Accrued expenses	427,740	273,290
Total current liabilities	897,443	640,199
Long-term debt, less current portion	1,337,141	1,500,808
Accrued pension and other postretirement benefits, noncurrent	538,381	508,524
Deferred income taxes, noncurrent	406,641	385,188
Other noncurrent liabilities	754,053	234,756
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,020 and 52,459,020 shares issued; 49,273,053 and 52,159,020 shares outstanding	51	52
Capital in excess of par value	851,940	866,281
Treasury stock, at cost, 3,187,867 and 300,000 shares	(203,514)	(19,134)
Accumulated other comprehensive loss	(198,910)	(18,908)
Retained earnings	1,686,217	1,455,620
Total stockholders' equity	2,135,784	2,283,911
Total liabilities and stockholders' equity	$6,069,443	$5,553,386

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended March 31,
	2015	2014	2013
Net sales	$3,888,722	$3,763,254	$3,702,702
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	3,141,453	2,911,802	2,763,488
Selling, general and administrative	285,773	254,715	241,349
Depreciation and amortization	158,323	164,277	129,506
Relocation costs	3,193	31,290	—
Integration expenses	—	—	2,665
Curtailments, settlements and early retirement incentives	—	1,166	34,481
Gain on legal settlement, net of expenses	(134,693)	—	—
	3,454,049	3,363,250	3,171,489
Operating income	434,673	400,004	531,213
Interest expense and other	85,379	87,771	68,156
Income from continuing operations before income taxes	349,294	312,233	463,057
Income tax expense	110,597	105,977	165,710
Net income	$238,697	$206,256	$297,347
Earnings per share—basic:
Net income	$4.70	$3.99	$5.99
Weighted-average common shares outstanding—basic	50,796	51,711	49,663
Earnings per share—diluted:
Net income	$4.68	$3.91	$5.67
Weighted-average common shares outstanding—diluted	51,005	52,787	52,446

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended March 31,
	2015	2014	2013
Net income	$238,697	$206,256	$297,347
Other comprehensive (loss) income:
Foreign currency translation adjustment	(46,949)	(3,315)	(1,832)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes $19, $21 and $0, respectively	(31)	(37)	—
Actuarial (loss) gain, net of taxes $71,060, ($27,546), and $27,375, respectively	(122,636)	45,995	(45,976)
Reclassification from net income - (gains) losses, net of tax expense (benefit):
Amortization of net loss, net of taxes of $0, ($5,647) and ($119), respectively	—	9,402	199
Recognized prior service credits, net of taxes of $3,684, $6,814 and $2,453, respectively	(6,133)	(11,346)	(4,056)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(128,800)	44,014	(49,833)
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax benefit (expense) of $2,463, ($884) and ($25), respectively	(4,098)	1,384	41
Reclassification of gain included in net earnings, net of tax expense of $42, $11 and $26, respectively	(155)	(19)	(42)
Net unrealized (loss) gain on cash flow hedges, net of tax	(4,253)	1,365	(1)
Total other comprehensive (loss) income	(180,002)	42,064	(51,666)
Total comprehensive income	$58,695	$248,320	$245,681

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2012	49,531,740	$50	$833,935	$(1,716)	$(9,306)	$970,406	$1,793,369
Net income	—	—	—	—	—	297,347	297,347
Foreign currency translation adjustment	—	—	—	—	(1,832)	—	(1,832)
Pension liability adjustment, net of income taxes of ($29,710)	—	—	—	—	(49,833)	—	(49,833)
Change in fair value of foreign currency hedges, net of income taxes of $1	—	—	—	—	(1)	—	(1)
Issuance of stock upon conversion of convertible notes	395,269	—	2,597	—	—	—	2,597
Exercise of stock options	128,356	—	622	3,556	—	(2,040)	2,138
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,005)	(8,005)
Share-based compensation	97,947	—	6,590	—	—	—	6,590
Repurchase of restricted shares for minimum tax obligation	(30,277)	—	—	(1,840)	—	—	(1,840)
Excess tax benefit from exercise of stock options	—	—	4,628	—	—	—	4,628
Balance at March 31, 2013	50,123,035	50	848,372	—	(60,972)	1,257,708	2,045,158
Net income	—	—	—	—	—	206,256	206,256
Foreign currency translation adjustment	—	—	—	—	(3,315)	—	(3,315)
Pension liability adjustment, net of income taxes of $26,358	—	—	—	—	44,014	—	44,014
Change in fair value of interest rate swap, net of taxes, ($945)	—	—	—	—	1,481	—	1,481
Change in fair value of foreign currency hedges, net of income taxes, $72	—	—	—	—	(116)	—	(116)
Issuance of stock upon conversion of convertible notes	2,290,755	2	14,000	—	—	—	14,002
Purchase of 300,000 shares of common stock	(300,000)	—	—	(19,134)	—	—	(19,134)
Exercise of stock options	18,170	—	290	—	—	—	290
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,344)	(8,344)
Share-based compensation	61,413	—	6,306	—	—	—	6,306
Repurchase of restricted shares for minimum tax obligation	(34,353)	—	(2,726)	—	—	—	(2,726)
Excess tax benefit from exercise of stock options	—	—	39	—	—	—	39
Balance at March 31, 2014	52,159,020	52	866,281	(19,134)	(18,908)	1,455,620	2,283,911
Net income	—	—	—	—	—	238,697	238,697
Foreign currency translation adjustment	—	—	—	—	(46,949)		(46,949)
Pension liability adjustment, net of income taxes of ($74,763)	—	—	—	—	(128,800)	—	(128,800)
Change in fair value of interest rate swap, net of taxes, $2,014	—	—	—	—	(3,156)	—	(3,156)
Change in fair value of foreign currency hedges, net of income taxes of $490	—	—	—	—	(1,097)	—	(1,097)
Settlement of convertible notes	—	(1)	(19,386)	—	—	—	(19,387)
Deferred tax impact of convertible debt redemption	—	—	2,725	—	—	—	2,725
Purchase of 2,923,011 shares of common stock	(2,923,011)	—	—	(184,380)	—	—	(184,380)
Exercise of stock options	45,782	—	720	—	—	—	720
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,100)	(8,100)
Share-based compensation	1,600	—	1,272	—	—	—	1,272
Repurchase of restricted shares for minimum tax obligation	(10,338)	—	(673)	—	—	—	(673)
Excess tax benefit from exercise of stock options	—	—	1,001	—	—	—	1,001
Balance at March 31, 2015	49,273,053	$51	$851,940	$(203,514)	$(198,910)	$1,686,217	2,135,784
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2015	2014	2013
Operating Activities
Net income	$238,697	$206,256	$297,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,323	164,277	129,506
Amortization of acquired contract liability	(75,733)	(42,629)	(25,644)
Curtailments, settlements and early retirement incentives	—	1,166	34,481
Accretion of debt discount	1,577	1,946	548
Other amortization included in interest expense	8,135	6,702	3,638
Provision for doubtful accounts receivable	172	2,191	1,974
Provision for deferred income taxes	105,277	102,869	186,767
Employee stock compensation	1,272	4,653	6,367
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	69,500	(46,378)	24,718
Inventories	49,536	(94,341)	(140,025)
Rotable assets	(7,153)	(6,813)	1,683
Prepaid expenses and other current assets	1,589	(406)	752
Accounts payable, accrued expenses and income taxes payable	95,167	(60,209)	(57,861)
Accrued pension and other postretirement benefits	(180,569)	(100,929)	(142,975)
Other	1,542	(3,218)	(358)
Net cash provided by operating activities	467,332	135,137	320,918
Investing Activities
Capital expenditures	(110,004)	(206,414)	(126,890)
Reimbursements of capital expenditures from insurance and other	653	9,086	5,156
Proceeds from sale of assets	3,167	45,047	3,993
Acquisitions, net of cash acquired	38,281	(94,456)	(349,632)
Net cash used in investing activities	(67,903)	(246,737)	(467,373)
Financing Activities
Net (decrease) increase in revolving credit facility	(46,150)	98,557	(224,151)
Proceeds from issuance of long-term debt	508,960	451,003	528,135
Retirement of debt and capital lease obligations	(655,860)	(416,645)	(142,338)
Payment of deferred financing costs	(6,487)	(3,297)	(8,838)
Purchase of common stock	(184,380)	(19,134)	—
Dividends paid	(8,100)	(8,344)	(8,005)
Net (repayment) proceeds of government grant	(3,198)	3,456	(1,090)
Repurchase of restricted shares for minimum tax obligations	(673)	(2,726)	(1,840)
Proceeds from exercise of stock options, including excess tax benefit of $1,001, $39, and $4,628 in 2015, 2014, and 2013	720	329	6,766
Net cash (used in) provided by financing activities	(395,168)	103,199	148,639
Effect of exchange rate changes on cash	(642)	5,362	191
Net change in cash and cash equivalents	3,619	(3,039)	2,375
Cash and cash equivalents at beginning of year	28,998	32,037	29,662
Cash and cash equivalents at end of year	$32,617	$28,998	$32,037

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
Trade and other receivables, net comprised of the following:

	March 31,
	2015	2014
Billed	$475,913	$487,344
Unbilled	39,222	12,333
Total trade receivables	515,135	499,677
Other receivables	13,186	24,162
Total trade and other receivables	528,321	523,839
Less: Allowance for doubtful accounts	(6,475)	(6,535)
Total trade and other receivables, net	$521,846	$517,304
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
The Company incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2015, 2014 or 2013. In the fourth quarter of fiscal 2015, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment for each of the Company's three reporting units, which indicated that the fair value of the reporting unit exceeded its carrying amount, including goodwill.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

As of March 31, 2015 and 2014, the Company had a $438,400 indefinite-lived intangible asset associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought") and Embee, Inc. ("Embee"). The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
The Company incurred no impairment of indefinite-lived intangible assets as a result of our annual indefinite-lived intangible assets impairment tests in fiscal years 2015, 2014 or 2013. In the fourth quarter of fiscal 2015, the Company chose to perform the quantitative assessment, in lieu of the qualitative assessment, for each of the Company's indefinite-lived intangible assets, which indicated that the fair value of the indefinite-lived intangible assets exceeded its carrying amount.
Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 32 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the carrying amount is less than the estimated fair value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Income over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Deferred financing costs, net of accumulated amortization of $17,850 and $19,499, respectively, are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2015 and 2014. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed at several years prior to the respective acquisition (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion).
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
Included in the net sales of the Aerostructure and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. The Company recognized net amortization of contract liabilities of $75,733, $42,629 and $25,644 in the fiscal years ended March 31, 2015, 2014 and 2013, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2015 is $644,950 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2016—$130,087; 2017—$127,003; 2018—$119,207; 2019—$115,550; and 2020—$69,090.

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
For the fiscal year ended March 31, 2015, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating income, net income and earnings per share by approximately $(156,048), $(106,639) and $(2.09), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2015 included gross favorable adjustments of approximately $4,653 and gross unfavorable adjustments of approximately $(160,701), which includes a provision for forward losses of $151,992, as discussed below in greater detail. For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(53,166), $(35,121) and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014 included gross favorable adjustments of approximately $14,341 and gross unfavorable adjustments of approximately $(67,507). For the fiscal year ended March 31, 2013, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(14,560) $(9,350) and $(0.18), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2013 included gross favorable adjustments of approximately $15,913 and gross unfavorable adjustments of approximately $(30,473).
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
During the third quarter of the fiscal year ended March 31, 2015, the Company recognized a provision for forward losses of $151,992 associated with the Company's long-term contract on the 747-8 program. These forward losses are largely due to changes in future estimated production rates, labor and overhead costs, pension income and expedited delivery charges.

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

•
Although the Company has made improvements on the quality and timeliness of deliveries as compared to the prior year, the Company continues to incur charges related to expedited delivery and have included estimates for additional costs in the future.

While the Company has recently recognized a provision for forward losses, there is still risk similar in nature to what the Company has experienced on the 747-8 program. In particular, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
The Aftermarket Services Group provides repair and overhaul services, certain of which services are provided under long-term power-by-the-hour contracts, comprising approximately 7% of the segment's net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Shipping and Handling Costs
The cost of shipping and handling products is included in cost of products sold.
Research and Development Expense
Research and development expense (which includes certain amounts subject to reimbursement from customers) was approximately $81,205, $61,657 and $61,270 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU-2015-03"). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In January 2015, the FASB issued ASU 2015-1, Income Statement - Extraordinary and Unusual Items ("ASU 2015-1"). ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The objective of ASC 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The principle of ASC 606 is that an entity will recognize revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled. ASC 606 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASC 606 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 provides new guidance on the accounting and reporting of discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires additional disclosures about discontinued operations. The update is effective for the Company for the interim and annual periods beginning after December 15, 2014. The adoption of the provisions of ASU 2014-08 is not expected to have a material impact on the Company's consolidated financial statements.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2015, 2014 and 2013 was $1,272, $4,653 and $6,367, respectively. The benefits of tax deductions in excess of recognized compensation expense were $39 and $4,628 for fiscal years ended March 31, 2014 and 2013, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. (see Note 16 for further details).
Supplemental Cash Flow Information
For the fiscal year ended March 31, 2015, the Company received $22,241 for income tax refunds, net of payments. For the fiscal years ended March 31, 2014 and 2013, Company paid $4,157 and $3,109, respectively, for income taxes, net of income tax refunds received. The Company made interest payments of $82,425, $81,100 and $62,229 for fiscal years ended March 31, 2015, 2014 and 2013.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

During the fiscal years ended March 31, 2015, 2014 and 2013, the Company financed $52, $36 and $66 of property and equipment additions through capital leases, respectively. During the fiscal years ended March 31, 2014 and 2013, the Company issued 2,290,755 and 395,269 shares, respectively, in connection with certain redemptions of convertible senior subordinated notes (see Note 10).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities. The warranty reserves for the fiscal years ended March 31, 2015 and 2014 were $78,972 and $25,651, respectively. This increase is primarily due to acquisitions (see Note 3).

3.	ACQUISITIONS
FISCAL 2015 ACQUISITIONS
Assumption of Spirit AeroSystems Holdings, Inc. - Gulfstream G650 and G280 Wing Programs
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures - Tulsa LLC, doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs (the "Tulsa Programs") located in Tulsa, Oklahoma, from Spirit AeroSystems, Inc. The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business will operate as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results are included in the Aerostructures Group from the date of acquisition.
The Company received $160,000 in cash plus assets required to run the business from Spirit-Tulsa to cover the anticipated future cash flow needs of the programs. Goodwill in the amount of $74,837 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

December 30, 2014
Accounts receivable	$4,929
Inventory	72,363
Property and equipment	14,781
Goodwill	74,837
Deferred taxes	53,131
Other noncurrent assets	18,161
Total assets	$238,202

Accrued expenses	$17,227
Acquired contract liabilities	358,735
Other noncurrent liabilities	22,240
Total liabilities	$398,202
Based on the information accumulated through the reporting date, the Company has recognized an accrued warranty liability of $28,281 and a related indemnification asset of $23,090 for amounts reimbursed by the seller. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of the Tulsa Programs whichever is earlier.
The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Company incurred $5,000 in acquisition-related costs in connection with the Tulsa Programs acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
The purchase price for the NAAS acquisition was $44,520, net of working capital adjustment of $167. Goodwill in the amount of $25,159 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $17,000 with a weighted-average life of 11.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, the purchase price allocation for NAAS is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
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

October 17, 2014
Cash	$803
Accounts receivable	4,974
Inventory	866
Property and equipment	216
Goodwill	25,159
Intangible assets	17,000
Other assets	280
Total assets	$49,298

Accounts payable	$232
Accrued expenses	935
Other noncurrent liabilities	3,611
Total liabilities	$4,778
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of NAAS, whichever is earlier.
The NAAS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The NAAS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $654 in acquisition-related costs in connection with the NAAS acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
The purchase price for the GE acquisition was $75,609, which included cash paid at closing, working capital adjustments, and deferred payments of $6,000 paid in April 2015. Goodwill in the amount of $161,160 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $32,496 with a weighted-average life of 12.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, the purchase price allocation for GE is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.

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

June 27, 2014
Cash	$4,608
Accounts receivable	35,582
Inventory	48,469
Property and equipment	29,781
Goodwill	161,160
Intangible assets	32,496
Deferred taxes	62,731
Other assets	2,023
Total assets	$376,850

Accounts payable	$17,830
Accrued expenses	52,935
Acquired contract liabilities	230,476
Total liabilities	$301,241
Based on the information accumulated through the reporting date, the Company has recognized an accrued warranty liability of $39,222. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of GE, whichever is earlier.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,834 in acquisition-related costs in connection with the GE acquisition, which is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
The acquisitions of the Tulsa Programs, NAAS and GE are referred to in this report as the "fiscal 2015 acquisitions."
The following table presents information for the fiscal 2015 acquisitions which are included in the Company's Consolidated Statement of Income from their respective dates of acquisitions through the end of fiscal 2015:

For the Year Ended March 31, 2015
Net sales	$307,558
Operating income	41,679
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
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of General Donlee, in accordance with ASC 805:

October 4, 2013
Accounts receivable	$10,573
Inventory	15,645
Prepaid expenses and other	184
Property and equipment	31,952
Goodwill	46,528
Intangible assets	24,596
Total assets	$129,478

Accounts payable	$2,841
Accrued expenses	3,620
Deferred taxes	11,439
Debt	54,956
Total liabilities	$72,856
The Company finalized its estimate after it was able to determine that it had obtained all necessary information that exited as of the acquisition date related to these amounts.
The General Donlee acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of the acquisition. The General Donlee acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $766 in acquisition-related costs in connection with the General Donlee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the fiscal year ended March 31, 2014.
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
FISCAL 2013 ACQUISITIONS
Acquisition of Goodrich Corporation (Goodrich Pump & Engine Control Systems)
Effective March 18, 2013, a wholly-owned subsidiary of the Company, Triumph Engine Control Systems, LLC, acquired the assets of Goodrich Corporation (Goodrich Pump & Engine Control Systems) ("GPECS"), a leading independent aerospace fuel system supplier for the commercial, military, helicopter and business jet markets. The purchase price for the GPECS acquisition was $208,650 and provides the Company with new capabilities in a market where the Company does not currently participate and further diversifies its customer base in electronic engine controls, fuel metering units and main fuel pumps for both OE and aftermarket/spares end markets. The Company incurred $2,936 in acquisition-related costs in connection with the GPECS acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Income. The results for Triumph Engine Control Systems, LLC are included in the Aerospace Systems Group segment from the date of acquisition.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Acquisition of Embee, Inc.

Effective December 19, 2012, the Company acquired all of the outstanding shares of Embee, Inc. ("Embee"), renamed Triumph Processing — Embee Division, Inc., which is a leading commercial metal finishing provider offering more than seventy metal finishing, inspecting and testing processes primarily for the aerospace industry. The purchase price for the Embee acquisition was $141,864 and expands the Company's current capabilities to provide comprehensive processing services on precision engineered parts for hydraulics, landing gear, spare parts and electronic actuation systems. The Company incurred $805 in acquisition-related costs in connection with the Embee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Income. The results for Triumph Processing — Embee Division, Inc. are included in the Aerospace Systems Group segment.
The acquisitions of GPECS and Embee are herein referred to as the "fiscal 2013 acquisitions."
The unaudited pro forma results presented below include the effects of the GE and fiscal 2014 acquisitions as if they had been consummated as of April 1, 2013 and 2012, respectively. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the fiscal 2015 and fiscal 2014 acquisitions been consummated as of April 1, 2013 and 2012, respectively, and had been included in the Company's results of operations for the full fiscal years 2015 and 2014.

	(unaudited) Year Ended March 31,
	2015	2014
Net sales	$3,939,659	$3,991,532
Net income	240,746	207,142
Net income, per share—basic	$4.74	$4.01
Net income, per share—diluted	$4.72	$3.92

4.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2015	2014
Raw materials	$79,786	$106,552
Work-in-process	1,291,377	1,102,626
Finished goods	91,639	67,608
Less: unliquidated progress payments	(189,923)	(165,019)
Total inventories	$1,272,879	$1,111,767
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $70,121 and $64,418, respectively, at March 31, 2015 and 2014.
Work-in-process inventory includes capitalized pre-production costs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries and the Company believes these amounts will be fully recovered. The balance of capitalized pre-production costs related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") are as follows:

	March 31,
	2015	2014
Bombardier	$238,871	$111,906
Embraer	68,112	19,452
Total	$306,983	$131,358
The Company is still in the pre-production stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2017, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs at achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6.	PROPERTY AND EQUIPMENT
Net property and equipment at March 31, 2015 and 2014 is:

	March 31,
	2015	2014
Land	$72,893	$74,835
Construction in process	53,475	68,904
Buildings and improvements	374,763	353,096
Furniture, fixtures and computer equipment	146,834	135,986
Machinery and equipment	945,317	841,441
	1,593,282	1,474,262
Less accumulated depreciation	644,380	542,832
	$948,902	$931,430
Depreciation expense for the fiscal years ended March 31, 2015, 2014 and 2013 was $108,347, $117,553 and $93,848, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $84,098 and $80,361, respectively, of capitalized software at March 31, 2015 and 2014, which were offset by accumulated depreciation of $55,304 and $43,793, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2015 and 2014:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2014	$1,339,993	$395,912	$55,986	$1,791,891
Goodwill recognized in connection with acquisitions	74,837	161,160	25,159	261,156
Effect of exchange rate changes	870	(23,431)	108	(22,453)
Balance, March 31, 2015	$1,415,700	$533,641	$81,253	$2,030,594

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2013	$1,316,450	$349,284	$55,986	$1,721,720
Goodwill recognized in connection with acquisitions	33,798	46,468	—	80,266
Goodwill associated with disposition	(10,123)	—	—	(10,123)
Purchase accounting adjustments	33	—	—	33
Effect of exchange rate changes	(165)	160	—	(5)
Balance, March 31, 2014	$1,339,993	$395,912	$55,986	$1,791,891
The fiscal year ended March 31, 2014, purchase accounting adjustments of $33 relates to an earnout on an acquisition accounted for prior to the adoption of ASC 805 for which the earnings target was achieved during the period.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2015
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.5	$689,179	$(180,765)	$508,414
Product rights, technology and licenses	11.8	56,419	(33,208)	23,211
Noncompete agreements and other	15.8	2,929	(565)	2,364
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,186,927	$(214,538)	$972,389

	March 31, 2014
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.7	$650,199	$(136,970)	$513,229
Product rights, technology and licenses	11.7	52,405	(28,437)	23,968
Noncompete agreements and other	13.6	3,679	(1,105)	2,574
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,144,683	$(166,512)	$978,171
Amortization expense for the fiscal years ended March 31, 2015, 2014 and 2013 was $49,976, $46,724 and $35,658, respectively. Amortization expense for the five fiscal years succeeding March 31, 2015 by year is expected to be as follows: 2016: $49,839; 2017: $43,624; 2018: $41,996; 2019: $40,230; 2020: $38,394 and thereafter: $319,906.

8.	ACCRUED EXPENSES
Accrued expenses are composed of the following items:

	March 31,
	2015	2014
Accrued pension	$3,940	$3,960
Deferred revenue, advances and progress billings	32,210	20,428
Accrued other postretirement benefits	20,116	26,038
Accrued compensation and benefits	115,294	103,962
Accrued interest	16,624	17,966
Warranty reserve	47,203	13,628
Accrued workers' compensation	16,500	15,010
Accrued income tax	2,516	796
Loss contract reserve	99,559	2,236
Contingent consideration	972	—
Legal contingencies	—	38,000
All other	72,806	31,266
Total accrued expenses	$427,740	$273,290

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2015, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2016—$25,975; 2017—$22,839; 2018—$20,624; 2019—$17,907; 2020—$14,294 and thereafter—$50,914 through 2027. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Total rental expense was $34,762, $41,508 and $38,349 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2015	2014
Revolving credit facility	$148,255	$194,406
Term loan	356,250	375,000
Receivable securitization facility	100,000	162,400
Equipment leasing facility	91,913	74,342
Senior notes due 2018	—	348,423
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	—
Convertible senior subordinated notes	—	12,834
Other debt	7,978	7,978
	1,379,396	1,550,383
Less: current portion	42,255	49,575
	$1,337,141	$1,500,808
Revolving Credit Facility
In May 2014, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) increase the maximum amount allowed for the receivable securitization facility (the "Securitization Facility") and (ii) amend certain other terms and covenants.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

At March 31, 2015, there were $148,255 in outstanding borrowings and $35,384 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2014, there were $194,406 in borrowings and $36,445 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2015. As of March 31, 2015, the Company had borrowing capacity under the Credit Facility of $816,361 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
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
As of March 31, 2015 and 2014, the interest rate swap agreement had a notional amount of $356,250 and $375,000, respectively, and a fair value of $(2,743) and $2,426, respectively, which is recorded in other comprehensive income net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Program
In November 2014, the Company amended its receivable securitization facility (the "Securitization Facility"), increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2015, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100% of the maximum amount available under the Securitization Facility. At March 31, 2015, $100,000 was outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company was in compliance with all such covenants as of March 31, 2015.
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
During the fiscal years ended March 31, 2015, 2014 and 2013, the Company entered into new capital leases in the amounts of $52, $36 and $66, respectively, to finance a portion of the Company's capital additions for the respective years. During the fiscal years ended March 31, 2015, 2014 and 2013, the Company obtained financing for existing fixed assets in the amount of $37,608, $30,503 and $14,435, respectively.

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
Senior Subordinated Notes Due 2017
On November 16, 2009, the Company issued $175,000 principal amount of 8.00% Senior Subordinated Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at 98.56% of principal amount and have an effective interest yield of 8.25%. Interest on the 2017 Notes was payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and amortized on the effective interest method over the term of the 2017 Notes.
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
Senior Notes due 2018
On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the "2018 Notes"). The 2018 Notes were sold at 99.27% of principal amount and have an effective interest yield of 8.75%. Interest on the 2018 Notes accrued at the rate of 8.63% per annum and was payable semiannually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and amortized on the effective interest method over the term of the 2018 Notes.
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the fiscal year ended March 31, 2015.
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
The Convertible Notes accrued interest at a fixed rate of 2.63% per annum, payable in cash semiannually in arrears on each April 1 and October 1 beginning April 1, 2007. During the period commencing on October 6, 2011 and ending on, but excluding, April 1, 2012 and each semiannual period from October 1 to March 31 or from April 1 to September 30 thereafter, the Company paid contingent interest during the applicable interest period if the average trading price of a note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant semiannual period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable per note in respect of any semiannual period equaled 0.25% per annum calculated on the average trading price of a note for the relevant five trading day period.
Prior to fiscal 2011, the Company paid $19,414 to purchase $22,200 in principal amount of the Convertible Notes.
The Convertible Notes would have matured on October 1, 2026 unless earlier redeemed, repurchased or converted. The Company was able to redeem the Convertible Notes for cash, either in whole or in part, anytime on or after October 6, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes had the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on October 1, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to, but not including, the date of repurchase. The Convertible Notes were convertible into the Company's common stock at a rate

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

equal to 36.8679 shares per $1 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $27.12 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company delivered to the holder surrendering the Convertible Notes for conversion, for each $1 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1 and the Company's total conversion obligation and, to the extent that the Company's total conversion obligation exceeded $1, at the Company's election, cash or shares of the Company's common stock in respect of the remainder.
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
The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2015, the Company settled the conversion of $12,834 in principal value of the Convertible Notes, with the principal and and the conversion benefit settled in cash. During the fiscal years ended March 31, 2014 and 2013, the Company settled the conversion of $96,535 and $19,286, respectively, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,290,755 and 395,269 shares, respectively.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the fiscal years ended March 31, 2015, 2014 and 2013 was $65.11, $73.94 and $64.30, respectively. Therefore, 40,177, 811,083 and 2,400,439 additional shares, respectively, were included in the diluted earnings per share calculation for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
Financial Instruments Not Recorded at Fair Value
Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the financial statements are as follows:

March 31, 2015		March 31, 2014
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,379,396	$1,358,306	$1,550,383	$1,580,447
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).
Interest paid on indebtedness during the fiscal years ended March 31, 2015, 2014 and 2013 amounted to $82,425, $81,100 and $62,229, respectively. Interest capitalized during the fiscal years ended March 31, 2015, 2014 and 2013 was $284, $4,246 and $1,114, respectively.
As of March 31, 2015, the maturities of long-term debt are as follows: 2016—$42,255; 2017—$36,805; 2018—$294,284; 2019—$299,354; 2020—$11,008; and thereafter—$695,691 through 2021.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2015	2014
Acquired contract liabilities, net	$644,950	$141,505
Deferred grant income	20,354	21,905
Accrued workers' compensation	15,657	18,077
Environmental contingencies	8,638	9,959
Accrued warranties	31,769	12,022
Income tax reserves	3,690	3,196
Contingent consideration	—	1,740
Legal contingencies	9,500	9,500
All other	19,495	16,852
Total other noncurrent liabilities	$754,053	$234,756

12.	INCOME TAXES
The components of pretax income are as follows:

	Year ended March 31,
	2015	2014	2013
Foreign	$(429)	$3,482	$11,829
Domestic	349,723	308,751	451,228
	$349,294	$312,233	$463,057

The components of income tax expense are as follows:

	Year ended March 31,
	2015	2014	2013
Current:
Federal	$391	$672	$(24,403)
State	178	1,346	1,830
Foreign	4,751	1,090	1,516
	5,320	3,108	(21,057)
Deferred:
Federal	114,260	100,191	176,187
State	(1,857)	3,102	10,789
Foreign	(7,126)	(424)	(209)
	105,277	102,869	186,767
	$110,597	$105,977	$165,710

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.5	0.9	1.8
Miscellaneous permanent items and nondeductible accruals	(0.7)	0.5	(0.3)
Research and development tax credit	(1.9)	(1.8)	(1.1)
Foreign tax credits	(0.2)	—	—
Other	(1.0)	(0.7)	0.4
Effective income tax rate	31.7%	33.9%	35.8%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2015	2014
Deferred tax assets:
Net operating loss and other credit carryforwards	$186,172	$196,599
Inventory	2,987	6,687
Accruals and reserves	39,041	34,339
Pension and other postretirement benefits	186,806	186,941
Acquired contract liabilities, net	146,515	48,500
Other	—	737
	561,521	473,803
Valuation allowance	(1,472)	(1,424)
Net deferred tax assets	560,049	472,379
Deferred tax liabilities:
Long-term contract accounting	311,521	317,377
Property and equipment	144,681	141,854
Goodwill and other intangible assets	342,794	333,889
Prepaid expenses and other	4,228	7,139
	803,224	800,259
Net deferred tax liabilities	$243,175	$327,880
As of March 31, 2015, the Company has federal and state net operating loss carryforwards of $919,503 expiring in various years through 2034. The Company also has a foreign net operating loss carryforward of $71,765.
The effective income tax rate for the fiscal year ended March 31, 2015 was 31.7% as compared to 33.9% for the fiscal year ended March 31, 2014. The effective income tax rate for the fiscal year ended March 31, 2015 was reduced to reflect unrecognized tax benefits of $1,051, an additional tax benefit related to a net operating loss carryback claim of $367, the benefit of $2,805 from a decrease to the state deferred tax rates and the benefit of $5,969 from the retroactive reinstatement of the R&D tax credit.
The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $1,930 or $0.04 per diluted share in fiscal 2015, $347 or $0.01 per diluted share in fiscal 2014 and $1,549 or $0.03 per diluted share in fiscal 2013.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, is $27,747 at March 31, 2015. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2015 and 2014, the total amount of accrued income tax-related interest and penalties was $207 and $204, respectively.
As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was $8,348 and $8,865, respectively, of which $8,348 and $8,865, respectively, would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $0 in the next 12 months.
With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.
As of March 31, 2015, the Company is no longer subject to examination in any state or foreign jurisdictions. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the fiscal years ended March 31, 2015, 2014 and 2013, the Company added $4, $32 and $3 of interest and penalties related to activity for identified uncertain tax positions, respectively.
A reconciliation of the liability for uncertain tax positions, which are included in noncurrent liabilities for the fiscal years ended March 31, 2015 and 2014 follows:

Ending Balance—March 31, 2013	$7,710
Additions for tax positions related to the current year	774
Additions for tax positions of prior years	1,475
Reductions for tax positions of prior years	(666)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2014	9,293
Additions for tax positions related to the current year	962
Additions for tax positions of prior years	178
Reductions for tax positions of prior years	(1,607)
Reductions as a result of a lapse of statute of limitations	—
Settlements	—
Ending Balance—March 31, 2015	$8,826

13.	STOCKHOLDERS' EQUITY
In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. During the fiscal years ended March 31, 2015 and 2014, the Company repurchased 2,923,011 and 300,000 of its common stock for $184,380 and $19,134, respectively. As a result, as of May 21, 2015, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
During the fiscal year ended March 31, 2015, the Company settled the conversion of $12,834 in principal value of the Convertible Notes, with the principal and and the conversion benefit settled in cash. During the fiscal years ended March 31,

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2014, the Company settled the conversion of $96,535, in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,290,755.
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2015 and 2014, zero shares of preferred stock were outstanding.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2015 and 2014 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2013	$3,513	$131	$(64,616)		$(60,972)
OCI before reclassifications	(3,315)	1,384	45,958		44,027
Amounts reclassified from AOCI	—	(19)	(1,944)	(2)	(1,963)
Net current period OCI	(3,315)	1,365	44,014		42,064
Balance March 31, 2014	198	1,496	(20,602)		(18,908)
OCI before reclassifications	(46,949)	(4,098)	(122,667)		(173,714)
Amounts reclassified from AOCI	—	(155)	(6,133)	(2)	(6,288)
Net current period OCI	(46,949)	(4,253)	(128,800)		(180,002)
Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)

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
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2015	2014	2013
	(thousands)
Weighted-average common shares outstanding—basic	50,796	51,711	49,663
Net effect of dilutive stock options and nonvested stock	169	265	382
Net effect of convertible debt	40	811	2,401
Weighted-average common shares outstanding—diluted	51,005	52,787	52,446

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 60% of the first 6% of compensation contributed by the participant, calculated as 100% of the first 2% contributed, plus 40% of the next 4%

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

contributed. All contributions and Company matches are invested at the direction of the employee in one or more mutual funds. Company matching contributions vest immediately and aggregated $20,020, $21,208 and $19,509 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors several defined benefit pension plans covering some of its employees. Most employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under applicable government regulations, by making payments into a trust separate from us.
In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2015. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are capped and based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2015, in the accompanying Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated post retirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2015 and 2014, and the amounts recorded in the Consolidated Balance Sheets at March 31, 2015 and 2014. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2015	2014	2015	2014
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,160,708	$2,390,201	$311,012	$347,555
Service cost	12,902	12,854	2,868	3,060
Interest cost	90,576	92,938	12,332	12,552
Actuarial loss (gain)	341,719	(24,361)	(61,261)	(22,078)
Acquisitions	39,575	13,324	—	—
Plan amendments	50	58	—	—
Participant contributions	145	—	3,339	6,449
Curtailments	—	(7,851)	—	—
Settlements	—	(171,450)	—	—
Benefits paid	(158,638)	(144,078)	(29,023)	(36,526)
Currency translation adjustment	(7,718)	(927)	—	—
Projected benefit obligation at end of year	$2,479,319	$2,160,708	$239,267	$311,012
Accumulated benefit obligation at end of year	$2,464,418	$2,148,824	$239,267	$311,012
Weighted-average assumptions used to determine benefit obligations at end of year
Discount rate	3.78%	4.32%	3.66%	4.14%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2015	2014	2015	2014
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,933,269	$2,030,210	$—	$—
Actual return on plan assets	236,782	160,297	—	—
Settlements	—	(171,450)	—	—
Participant contributions	145	—	3,339	6,449
Company contributions	112,338	46,347	25,684	30,077
Acquisitions	39,651	12,853	—	—
Benefits paid	(158,638)	(144,078)	(29,023)	(36,526)
Currency translation adjustment	(7,399)	(910)	—	—
Fair value of plan assets at end of year	$2,156,148	$1,933,269	$—	$—
Funded status (underfunded)
Funded status	$(323,171)	$(227,439)	$(239,267)	$(311,012)
Reconciliation of amounts recognized in the consolidated balance sheets
Pension asset—noncurrent	$—	$71	$—	$—
Accrued benefit liability—current	(3,940)	(3,960)	(20,116)	(26,038)
Accrued benefit liability—noncurrent	(319,231)	(223,550)	(219,151)	(284,974)
Net amount recognized	$(323,171)	$(227,439)	$(239,267)	$(311,012)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$(20,155)	$(25,493)	$(8,682)	$(13,211)
Actuarial losses (gains)	340,034	85,076	(74,615)	(13,354)
Income tax (benefits) related to above items	(118,445)	(22,384)	31,265	9,968
Unamortized benefit plan costs (gains)	$201,434	$37,199	$(52,032)	$(16,597)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Components of net periodic pension cost
Service cost	$12,902	$12,854	$18,503	$2,868	$3,060	$3,538
Interest cost	90,576	92,938	98,348	12,332	12,552	15,762
Expected return on plan assets	(150,565)	(147,545)	(137,334)	—	—	—
Amortization of prior service credit cost	(5,288)	(6,731)	(5,829)	(4,529)	(4,529)	(4,529)
Amortization of net loss	—	13,487	318	—	—	—
Curtailment (gain) loss	—	(395)	23,662	—	—	—
Settlements	—	1,561	—	—	—	—
Special termination benefits	—	—	10,819	—	—	—
Total net periodic benefit (income) expense	$(52,375)	$(33,831)	$8,487	$10,671	$11,083	$14,771
Weighted-average assumptions used to determine net periodic pension cost
Discount rate	4.32%	4.07%	4.62%	4.14%	3.79%	4.35%
Expected long-term rate on assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
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
The expected return on plan assets is determined based on a market-related value of plan assets, which is smoothed asset value.  The market-related value of assets is calculating by recognizing investment performance that is different from that expected on a straight-line basis over five years.  Actuarial gains and losses are amortized over the average remaining expected future service for active participants, but only to the extent unrecognized gains or losses exceed a corridor equal to 10% of the greater of the projected benefit obligation or market-related value of assets.
Effective April 1, 2015, the Company is changing the period over which actuarial gains and losses are being amortized for its U.S. pension plans from the average remaining future service period of active plan participants to the average life expectancy of inactive plan participants. This change was made because the Company has determined that as of that date almost all plan participants are inactive.
During the fiscal year ended March 31, 2015, the Society of Actuaries released new mortality tables that reflect increased life expectancy for participants of U.S. pension plans. The Company has reflected these new tables, along with an updated projection scale of mortality improvements, in the measurement of our U.S. pension and other postretirement benefit plans as of March 31, 2015. This change resulted in an increase in benefit obligation.
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
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In March 2014, the Company announced an amendment to the retirement plan of its non-represented employee participants. Effective March 1, 2015, actively accruing participants with 30 years of service will no longer continue to accrue a benefit. Those changes resulted in a decrease in the projected pension obligation of $14,355 and a related curtailment gain of $8,427 included in "Curtailments, settlements and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014.

•
In March 2014, in connection with the Company's relocation plan, the Company has restructured the remaining workforce resulting in the termination of a number of defined benefit plan participants. The Company concluded that these terminations will result in a significant reduction in the remaining service period and recorded a curtailment loss of $8,031 included in "Curtailments and early retirement incentives" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014. This curtailment loss included an increase in the projected pension obligation of $6,503. Additionally, as part of the layoffs, the Company recorded an early retirement incentive severance charge of $916 included in "Selling, General and Administrative" on the Consolidated Statement of Income for the fiscal year ended March 31, 2014.

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

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2015:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2016 net periodic benefit costs
Prior service cost/(credit) ($3,297 and $2,830 net of tax, respectively)	$(5,278)	$(4,530)
Actuarial (loss)/gain ($6,577 and ($4,035) net of tax, respectively)	$(10,521)	$6,460

Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2016	$181,617	$20,482
2017	174,814	19,714
2018	171,769	19,083
2019	167,056	19,022
2020	165,079	18,373
2020 - 2024	784,000	81,210
* Net of expected Medicare Part D subsidies of $930 to $1,460 per year.
Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2015 and the actual asset allocations at March 31, 2015 and 2014.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2015	2015	2014
Equity securities	50 - 65%	45%	47%
Fixed income securities	20 - 45%	51	48
Alternative investment funds	2 - 10%	4	5
Total		100%	100%
Pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risks and to meet future obligations.
Asset/liability studies are conducted on a regular basis to provide guidance in setting investment goals for the pension portfolio and its asset allocation. The asset allocation aims to prudently achieve a strong, risk-adjusted return while seeking to minimize funding level volatility and improve the funded status of the plans. The pension plans currently employ a liability-driven investment (LDI) approach, where assets and liabilities move in the same direction. The goal is to limit the volatility of

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

the funding status and cover part, but not all, of the changes in liabilities. Most of the liabilities' changes are due to interest rate movements.
To balance expected risk and return, allocation targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"). Guidelines are established defining permitted investments within each asset class. Each investment manager has contractual guidelines to ensure that investments are made within the parameters of their asset class or in the case of multi-asset class managers, the parameters of their multi-asset class strategy. Certain investments are not permitted at any time including investment directly in employer securities and uncovered short sales.
The tables below provide the fair values of the Company's plan assets at March 31, 2015 and 2014 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 2 for definition of levels).

March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$91,499	$1,562	$—	$93,061
Equity securities
International	181,061	—	—	181,061
US equity	72,911	—	—	72,911
US commingled fund	619,297	—	—	619,297
International commingled fund	47,366	68,165	—	115,531
Fixed income securities
Corporate bonds	—	25,604	—	25,604
Government securities	—	182,456	—	182,456
US commingled fund	676,557	90,341	—	766,898
International commingled fund	10,174	3,512		13,686
Other fixed income	—	8,415	—	8,415
Other
Private equity and infrastructure	—	—	79,692	79,692
Insurance contracts	—	—	920	920
Total investment in securities—assets	$1,698,865	$380,055	$80,612	$2,159,532
Receivables				2,609
Payables				(5,993)
Total plan assets				$2,156,148

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$26,261	$805	$—	$27,066
Equity securities
International	196,008	—	—	196,008
US equity	70,520	—	—	70,520
US commingled fund	563,116	—	—	563,116
International commingled fund	26,579	42,497	—	69,076
Fixed income securities
Corporate bonds	—	19,628	—	19,628
Government securities	—	163,241	—	163,241
Commingled fund	636,476	88,125	—	724,601
Mortgage-backed securities	—	8,362	—	8,362
Other
Private equity and infrastructure	—	—	89,113	89,113
Total investment in securities—assets	$1,518,960	$322,658	$89,113	$1,930,731
Receivables				2,568
Payables				(30)
Total plan assets				$1,933,269
Cash equivalents and other short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.
Public equity securities, including common stock, are primarily valued using a market approach based on the closing fair market prices of identical instruments in the principal market on which they are traded. Commingled funds that are open-ended mutual funds for which the fair value per share is determined and published by the respective mutual fund sponsor and is the basis for current observable transactions are categorized as Level 1 fair value measures. All other commingled investment funds for which the Company uses NAV as a practical expedient to estimate fair value per unit are categorized as Level 2 as long as they do not have redemption restrictions as of the measurement date. All commingled investment funds with redemption restrictions as of the measurement date are categorized as Level 3, if any. The NAV is the total value of the fund divided by the number of shares outstanding.
Corporate, government agency bonds and mortgage-backed securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported observable trades for identical or comparable instruments.
Other investments include private equity and infrastructure funds and insurance contracts. Investments in private equity and infrastructure funds are carried at estimated fair value based on NAV as a practical expedient and other appropriate adjustments to NAV as determined based on an evaluation of data provided by fund managers, including valuations of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows, and market-based comparable data.
The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2014 Balance	Acquisitions	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2015 Balance
Private equity funds	$89,113	—	$(20,757)	$(1,002)	$12,338	$79,692
Insurance contracts	$—	920	$—	$—	$—	$920
Total	$89,113	$920	$(20,757)	$(1,002)	$12,338	$80,612

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	March 31, 2013 Balance	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2014 Balance
Private equity funds	$95,015	$(18,976)	$11,157	$1,917	$89,113
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The effect of a 25 basis-point change in discount rates as of March 31, 2015 is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(72,900)	$(5,407)
Net periodic expense		(800)	414
Decrease of 25 basis points
Obligation	*	$76,600	$5,644
Net periodic expense		600	(431)
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 8.25%. For fiscal 2016, the expected long-term rate of return is 8.25%.
A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at March 31, 2015 was 6.80% and is assumed to decrease gradually to 4.50% by fiscal 2027 and remain at that level thereafter. The effect of a one-percentage-point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$453	$(403)
Obligation	8,142	(7,225)
Anticipated Contributions to Defined Benefit Plans
Assuming a normal retirement age of 65, the Company expects to contribute $40,000 to its defined benefit pension plans and $20,400 to its OPEB during fiscal 2016. No plan assets are expected to be returned to the Company in fiscal 2016.

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options are fully vested as of March 31, 2015. There were no employee or non-employee director options granted during fiscal years ended March 31, 2015, 2014 and 2013.
Since fiscal 2006, the Company approved the granting of restricted stock as its primary form of share-based incentive. The restricted shares are subject to forfeiture should the grantee's employment be terminated prior to the third or fourth anniversary of the date of grant, and are included in capital in excess of par value. Restricted shares generally vest in full after three or four years. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

of shares granted and the grant date market price of the Company's common stock. Certain of these awards contain performance conditions, in addition to service conditions. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three or four years.
The Company recognized $1,272, $4,653 and $6,367 of share-based compensation expense during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2015, 2014 and 2013 was $445, $1,629 and $2,228, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2015 was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	49,718	$15.72
Exercised	(45,782)	15.72
Forfeited	—	—
Outstanding at March 31, 2015	3,936	$15.37	0.1	$195,777
Exercisable at March 31, 2015	3,936	$15.37	0.1	$195,777
As of March 31, 2015 and 2014, all stock options are fully vested with no expected future compensation expense related to them. The intrinsic value of stock options exercised during the fiscal years ended March 31, 2015, 2014 and 2013 was $2,234, $1,043 and $6,281, respectively. During April 2015, the balance of outstanding stock options expired.
At March 31, 2015 and 2014, 2,218,427 shares and 2,227,227 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares of restricted stock and deferred stock units as of March 31, 2015 and changes during the fiscal year ended March 31, 2015, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted stock and deferred stock units at March 31, 2014	271,211	$59.37
Granted	8,800	64.44
Vested	(103,129)	55.49
Forfeited	(1,500)	72.76
Nonvested restricted stock and deferred stock units at March 31, 2015	175,382	$61.79
The fair value of restricted stock which vested during fiscal 2015 was $9,157. The tax benefit from vested restricted stock was $673, $2,726 and $1,840 during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2015, 2014 and 2013 was $64.44, $79.80 and $62.25, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $1,188, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.
During the fiscal years ended March 31, 2015, 2014 and 2013, 8,800, 7,875 and 17,000 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a three or four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

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
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary the employees and Eaton. As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. During the fiscal year ended March 31, 2015, the Company received payment representing a gain on legal settlement, net of expense, of $134,693, which is included on the Consolidated Statements of Income.
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
The Company's risk related to pension projected obligations as of March 31, 2015 is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's potential risk related to OPEB projected obligations as of March 31, 2015 is also significant.
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
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $86,640 in capital expenditures during the fiscal years ended March 31, 2014, associated with this plan. The Company incurred $3,193 and $31,290 of moving expenses related to the relocation during the fiscal year ended March 31, 2015 and 2014, shown separately on the Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

19.	CUSTOMER CONCENTRATION
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 13% and 32% of total accounts receivable as of March 31, 2015 and 2014, respectively. The Company had no other significant concentrations of credit risk. Sales to Boeing for fiscal 2015 were $1,634,367, or 42% of net sales, of which $1,441,892, $161,196 and $31,279 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2014 were $1,689,635, or 45% of net sales, of which $1,576,113, $87,374 and $26,148 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2013 were $1,829,200, or 49% of net sales, of which $1,719,485, $73,794 and $35,921 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.
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
Approximately 19% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2015, approximately 42% of the Company's collectively bargained workforce are working under contracts that have expired or are set to expire within one year.

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including a gain on legal settlement, net of expenses, of $134,693 for the fiscal year ended March 31, 2015.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income before interest is as follows:

	Year Ended March 31,
	2015	2014	2013
Net sales:
Aerostructures	$2,507,878	$2,612,439	$2,781,344
Aerospace systems	1,089,117	871,750	615,771
Aftermarket services	304,013	287,343	314,507
Elimination of inter-segment sales	(12,286)	(8,278)	(8,920)
	$3,888,722	$3,763,254	$3,702,702
Income before income taxes:
Operating income (loss):
Aerostructures	$127,495	$252,910	$469,873
Aerospace systems	184,042	149,721	103,179
Aftermarket services	47,931	42,265	45,380
Corporate	75,205	(44,892)	(87,219)
	434,673	400,004	531,213
Interest expense and other	85,379	87,771	68,156
	$349,294	$312,233	$463,057
Depreciation and amortization:
Aerostructures	$100,096	$114,302	$95,884
Aerospace systems	45,200	37,453	19,870
Aftermarket services	8,559	7,529	9,118
Corporate	4,468	4,993	4,634
	$158,323	$164,277	$129,506
Amortization of acquired contract liabilities, net:
Aerostructures	$38,719	$25,207	$25,457
Aerospace systems	37,014	17,422	187
	$75,733	$42,629	$25,644
Adjusted EBITDA:
Aerostructures	$188,872	$342,005	$540,300
Aerospace systems	192,228	169,752	122,862
Aftermarket services	56,490	49,794	54,498
Corporate	(55,020)	(38,733)	(48,104)
	$382,570	$522,818	$669,556

	Year Ended March 31,
	2015	2014	2013
Capital expenditures:
Aerostructures	$72,242	$167,198	$90,466
Aerospace systems	30,531	21,935	19,388
Aftermarket services	5,645	13,940	14,820
Corporate	1,586	3,341	2,216
	$110,004	$206,414	$126,890

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	March 31,
	2015	2014
Total Assets:
Aerostructures	$4,004,642	$3,880,645
Aerospace systems	1,474,362	1,255,136
Aftermarket services	375,786	316,643
Corporate	214,653	100,962
	$6,069,443	$5,553,386
During fiscal years ended March 31, 2015, 2014 and 2013, the Company had foreign sales of $753,075, $621,625 and $504,079, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2015 and 2014, the Company had foreign long-lived assets of $366,846 and $289,027, respectively.

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The Company's the 2018 Notes and the 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2018 Notes and the 2021 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2015 and 2014, statements of income and comprehensive income for the fiscal years ended March 31, 2015, 2014 and 2013, and statements of cash flows for the fiscal years ended March 31, 2015, 2014 and 2013.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$620	$419	$31,578	$—	$32,617
Trade and other receivables, net	3,578	180,796	337,472	—	521,846
Inventories	—	1,193,528	79,351	—	1,272,879
Rotable assets	—	35,248	13,572	—	48,820
Deferred income taxes	—	145,352	—	—	145,352
Prepaid expenses and other	6,509	10,580	6,011	—	23,100
Total current assets	10,707	1,565,923	467,984	—	2,044,614
Property and equipment, net	8,209	806,442	134,251	—	948,902
Goodwill and other intangible assets, net	—	2,783,117	219,866	—	3,002,983
Other, net	24,601	34,955	13,388	—	72,944
Intercompany investments and advances	4,062,058	81,540	63,897	(4,207,495)	—
Total assets	$4,105,575	$5,271,977	$899,386	$(4,207,495)	$6,069,443
Current liabilities:
Current portion of long-term debt	$19,024	$23,231	$—	$—	$42,255
Accounts payable	8,919	380,457	38,072	—	427,448
Accrued expenses	38,275	326,455	63,010	—	427,740
Total current liabilities	66,218	730,143	101,082	—	897,443
Long-term debt, less current portion	1,166,095	71,046	100,000	—	1,337,141
Intercompany debt	719,525	1,769,564	407,722	(2,896,811)	—
Accrued pension and other postretirement benefits, noncurrent	7,517	527,741	3,123	—	538,381
Deferred income taxes and other	10,435	1,088,896	61,363	—	1,160,694
Total stockholders' equity	2,135,785	1,084,587	226,096	(1,310,684)	2,135,784
Total liabilities and stockholders' equity	$4,105,575	$5,271,977	$899,386	$(4,207,495)	$6,069,443

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,820	$1,149	$25,029	$—	$28,998
Trade and other receivables, net	1,591	226,407	289,306	—	517,304
Inventories	—	1,041,719	70,048	—	1,111,767
Rotable assets	—	28,113	13,553	—	41,666
Deferred income taxes	—	57,291	17	—	57,308
Prepaid and other	6,977	13,674	4,246	—	24,897
Total current assets	11,388	1,368,353	402,199	—	1,781,940
Property and equipment, net	9,933	801,560	119,937	—	931,430
Goodwill and other intangible assets, net	—	2,625,121	144,941	—	2,770,062
Other, net	58,536	7,860	3,558	—	69,954
Intercompany investments and advances	4,094,443	84,180	12,333	(4,190,956)	—
Total assets	$4,174,300	$4,887,074	$682,968	$(4,190,956)	$5,553,386
Current liabilities:
Current portion of long-term debt	$31,844	$17,731	$—	$—	$49,575
Accounts payable	1,150	296,968	19,216	—	317,334
Accrued expenses	36,034	212,984	24,272	—	273,290
Total current liabilities	69,028	527,683	43,488	—	640,199
Long-term debt, less current portion	1,279,694	58,714	162,400	—	1,500,808
Intercompany debt	525,216	2,021,330	304,613	(2,851,159)	—
Accrued pension and other postretirement benefits, noncurrent	6,795	501,716	13	—	508,524
Deferred income taxes and other	9,656	586,174	24,114	—	619,944
Total stockholders' equity	2,283,911	1,191,457	148,340	(1,339,797)	2,283,911
Total liabilities and stockholders' equity	$4,174,300	$4,887,074	$682,968	$(4,190,956)	$5,553,386

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,592,062	$320,907	$(24,247)	$3,888,722
Operating costs and expenses:
Cost of sales	—	2,900,408	265,292	(24,247)	3,141,453
Selling, general and administrative	50,562	199,569	35,642	—	285,773
Depreciation and amortization	2,269	141,561	14,493	—	158,323
Relocation costs	—	3,193	—	—	3,193
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
	(81,862)	3,244,731	315,427	(24,247)	3,454,049
Operating income	81,862	347,331	5,480	—	434,673
Intercompany interest and charges	(205,075)	196,394	8,681	—	—
Interest expense and other	85,555	10,438	(10,614)	—	85,379
Income from continuing operations, before income taxes	201,382	140,499	7,413	—	349,294
Income tax expense (income)	58,049	54,359	(1,811)	—	110,597
Net income	143,333	86,140	9,224	—	238,697
Other comprehensive income	(4,253)	(128,800)	(46,949)	—	(180,002)
Total comprehensive income	$139,080	$(42,660)	$(37,725)	$—	$58,695

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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,608,064	$99,593	$(4,955)	$3,702,702
Operating costs and expenses:
Cost of sales	—	2,703,416	65,027	(4,955)	2,763,488
Selling, general and administrative	8,530	213,408	19,411	—	241,349
Depreciation and amortization	2,430	122,626	4,450	—	129,506
Acquisition and integration	588	2,077	—	—	2,665
Curtailments and early retirement incentives	34,481	—	—	—	34,481
	46,029	3,041,527	88,888	(4,955)	3,171,489
Operating (loss) income	(46,029)	566,537	10,705	—	531,213
Intercompany interest and charges	(191,025)	187,713	3,312	—	—
Interest expense and other	61,962	9,463	(3,269)	—	68,156
Income from continuing operations, before income taxes	83,034	369,361	10,662	—	463,057
Income tax expense	24,782	139,799	1,129	—	165,710
Net income	58,252	229,562	9,533	—	297,347
Other comprehensive loss	—	(49,834)	(1,832)	—	(51,666)
Total comprehensive income	$58,252	$179,728	$7,701	$—	$245,681

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$143,333	$86,140	$9,224	$—	$238,697
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(154,295)	397,607	(25,590)	10,913	228,635
Net cash provided by (used in) operating activities	(10,962)	483,747	(16,366)	10,913	467,332
Capital expenditures	(905)	(92,686)	(16,413)	—	(110,004)
Reimbursements of capital expenditures	—	653	—	—	653
Proceeds from sale of assets and businesses	—	3,092	75	—	3,167
Cash used for businesses and intangible assets acquired	—	112,110	(73,829)	—	38,281
Net cash (used in) provided by investing activities	(905)	23,169	(90,167)	—	(67,903)
Net increase in revolving credit facility	(46,150)	—	—	—	(46,150)
Proceeds on issuance of debt	300,000	37,660	171,300	—	508,960
Retirements and repayments of debt	(401,232)	(20,928)	(233,700)	—	(655,860)
Purchase of common stock	(184,380)	—	—	—	(184,380)
Payments of deferred financing costs	(6,487)	—	—	—	(6,487)
Dividends paid	(8,100)	—	—	—	(8,100)
Proceeds from governmental grant	—	(3,198)	—	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Proceeds from exercise of stock options, including excess tax benefit	720	—	—	—	720
Intercompany financing and advances	355,969	(521,180)	176,124	(10,913)	—
Net cash provided by (used in) financing activities	9,667	(507,646)	113,724	(10,913)	(395,168)
Effect of exchange rate changes on cash and cash equivalents	—	—	(642)	—	(642)
Net change in cash and cash equivalents	(2,200)	(730)	6,549	—	3,619
Cash and cash equivalents at beginning of year	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of year	$620	$419	$31,578	$—	$32,617

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$67,889	$133,601	$4,766	$—	$206,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities	108,816	(170,631)	(3,502)	(5,802)	(71,119)
Net cash provided by (used in) operating activities	176,705	(37,030)	1,264	(5,802)	135,137
Capital expenditures	(2,381)	(185,794)	(18,239)	—	(206,414)
Reimbursements of capital expenditures	—	9,086	—	—	9,086
Proceeds from sale of assets and businesses	—	45,038	9	—	45,047
Cash used for businesses and intangible assets acquired	—	(6,505)	(87,951)	—	(94,456)
Net cash used in investing activities	(2,381)	(138,175)	(106,181)	—	(246,737)
Net increase in revolving credit facility	98,557	—	—	—	98,557
Proceeds on issuance of debt	375,000	30,503	45,500	—	451,003
Retirements and repayments of debt	(271,812)	(27,218)	(117,615)	—	(416,645)
Purchase of common stock	(19,134)	—	—	—	(19,134)
Payments of deferred financing costs	(3,297)	—	—	—	(3,297)
Dividends paid	(8,344)	—	—	—	(8,344)
Repayment of governmental grant	—	3,456	—	—	3,456
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	329	—	—	—	329
Intercompany financing and advances	(343,187)	168,076	169,309	5,802	—
Net cash (used in) provided by financing activities	(174,614)	174,817	97,194	5,802	103,199
Effect of exchange rate changes on cash and cash equivalents	—	—	5,362	—	5,362
Net change in cash and cash equivalents	(290)	(388)	(2,361)	—	(3,039)
Cash and cash equivalents at beginning of year	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of year	$2,820	$1,149	$25,029	$—	$28,998

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$58,252	$229,562	$9,533	$—	$297,347
Adjustments to reconcile net income to net cash provided by operating activities	42,111	4,046	(22,586)	—	23,571
Net cash provided by (used in) operating activities	100,363	233,608	(13,053)	—	320,918
Capital expenditures	(1,315)	(119,949)	(5,626)	—	(126,890)
Reimbursements of capital expenditures	—	5,156	—	—	5,156
Proceeds from sale of assets and businesses	—	3,985	8	—	3,993
Cash used for businesses and intangible assets acquired	—	(349,632)	—	—	(349,632)
Net cash used in investing activities	(1,315)	(460,440)	(5,618)	—	(467,373)
Net decrease in revolving credit facility	(224,151)	—	—	—	(224,151)
Proceeds on issuance of debt	375,000	14,435	138,700	—	528,135
Retirements and repayments of debt	(19,594)	(14,044)	(108,700)	—	(142,338)
Payments of deferred financing costs	(8,838)	—	—	—	(8,838)
Dividends paid	(8,005)	—	—	—	(8,005)
Repayment of governmental grant	—	(1,090)	—	—	(1,090)
Repurchase of restricted shares for minimum tax obligation	(1,840)	—	—	—	(1,840)
Proceeds from exercise of stock options, including excess tax benefit	6,766	—	—	—	6,766
Intercompany financing and advances	(223,245)	226,831	(3,586)	—	—
Net cash (used in) provided by financing activities	(103,907)	226,132	26,414	—	148,639
Effect of exchange rate changes on cash and cash equivalents	—	—	191	—	191
Net change in cash and cash equivalents	(4,859)	(700)	7,934	—	2,375
Cash and cash equivalents at beginning of year	7,969	2,237	19,456	—	29,662
Cash and cash equivalents at end of year	$3,110	$1,537	$27,390	$—	$32,037

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2015				Fiscal 2014
	June 30 (6) (7)	Sept. 30	Dec. 31 (8) (9)	Mar. 31	June 30 (4)	Sept. 30	Dec. 31 (5)	Mar. 31
BUSINESS SEGMENT SALES
Aerostructures	$611,863	$632,072	$559,465	$704,478	$651,888	$690,748	$637,202	$632,601
Aerospace Systems	219,852	288,902	279,198	301,165	219,526	205,483	211,402	235,339
Aftermarket Services	67,608	74,343	80,690	81,372	74,353	72,971	69,556	70,463
Inter-segment Elimination	(2,418)	(1,194)	(1,936)	(6,738)	(2,084)	(1,857)	(2,344)	(1,993)
TOTAL SALES	$896,905	$994,123	$917,417	$1,080,277	$943,683	$967,345	$915,816	$936,410
GROSS PROFIT(1)	$188,112	$197,566	$24,068	$237,071	$222,303	$171,143	$166,518	$182,243
OPERATING INCOME
Aerostructures	$70,866	$72,230	$(102,461)	$86,861	$100,387	$64,425	$52,412	$35,686
Aerospace Systems	37,352	46,214	41,863	58,612	42,643	31,740	32,504	42,834
Aftermarket Services	10,504	11,620	12,490	13,317	11,279	10,102	9,297	11,587
Corporate	121,802	(15,366)	(13,158)	(18,073)	(12,963)	(13,296)	(9,434)	(9,199)
TOTAL OPERATING INCOME	$240,524	$114,698	$(61,266)	$140,717	$141,346	$92,971	84,779	$80,908

NET INCOME	$128,243	$67,446	$(39,832)	$82,840	$79,043	$49,516	35,393	$42,304

Basic Earnings (Loss) per share(2)	$2.48	$1.32	$(0.79)	$1.66	$1.56	$0.96	$0.68	$0.81

Diluted Earnings (Loss) per share(2)(3)	$2.46	$1.32	$(0.79)	$1.66	$1.50	$0.94	$0.67	$0.80

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)	The sum of the earnings for Continuing Operations and Discontinued Operations does not necessarily equal the earnings for the quarter due to rounding.

(3)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(4)	Includes the results of Primus from May 6, 2013 (date of acquisition) through March 31, 2014.

(5)	Includes the results of General Donlee from October 4, 2013 (date of acquisition) through March 31, 2014.

(6)	Includes the results of GE from June 27, 2014 (date of acquisition) through March 31, 2015.

(7)	Includes the Gain on Legal Settlement, net ($134,693).

(8)	Includes the results of NAAS from October 17, 2014 (date of acquisition) through March 31, 2015.

(9)
Includes the results of Tulsa Programs from December 30, 2014 (date of acquisition) through March 31, 2015 and a provision for forward losses of approximately $151,992 associated with our long-term contract on the 747-8 program.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

24.	SUBSEQUENT EVENTS
In April 2015, one of the Company's largest union-represented group of production and maintenance employees ratified a new collective bargaining agreement. Under terms of the agreement, actively employeed participants with 30 years of service will no longer continue to accrue a benefit. The agreement also provides for an increase in the pension benefit payable to covered employees. The aforementioned changes result in a curtailment of the affected plan's assets and obligations in the first quarter of fiscal 2016.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2015:
Allowance for doubtful accounts receivable	$6,535	171	85	(316)	$6,475
For year ended March 31, 2014:
Allowance for doubtful accounts receivable	$5,372	2,191	6	(1,034)	$6,535
For year ended March 31, 2013:
Allowance for doubtful accounts receivable	$3,900	1,974	70	(572)	$5,372

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2015.
Management's assessment of and conclusion on the effectiveness of Triumph's internal control over financial reporting did not include the internal controls of Triumph Actuation Systems-Yakima, Triumph Aviation Services-NAAS Division or Triumph Aerostructures-Vought Aircraft Division - Tulsa, which were acquired in the fiscal year ended March 31, 2015. The acquisitions, which are more fully discussed in Note 3 to the consolidated financial statements for fiscal 2015, are included in the fiscal 2015 consolidated financial statements of Triumph Group, Inc. and represented total assets of approximately $449 million or 7% at March 31, 2015, and revenues of approximately $222 million or 6% for the year ended March 31, 2015. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.
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
May 21, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triumph Group, Inc.
We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Triumph Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triumph Actuation Systems-Yakima, Triumph Aviation Services-NAAS Division or Triumph Aerostructures-Vought Aircraft Division-Tulsa, which are included in the fiscal year 2015 consolidated financial statements of Triumph Group, Inc. and constituted $449 million and ($98) million of total and net assets, respectively, as of March 31, 2015 and $222 million and $14 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Triumph Group, Inc. also did not include an evaluation of the internal control over financial reporting of Triumph Actuation Systems-Yakima, Triumph Aviation Services-NAAS Division or Triumph Aerostructures-Vought Aircraft Division-Tulsa.
In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015 of Triumph Group, Inc. and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 21, 2015

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2015 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2015 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2015 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2015 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2015 Proxy Statement.

Item 11.	Executive Compensation
The information required regarding executive compensation is incorporated herein by reference to the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2015 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	103

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

Exhibit Number		Description
4.10		Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
4.13		Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee (23)
4.14		Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (23)
4.15		Registration Rights Agreement, dated June 3, 2014, between Triumph Group, Inc. and parties named therein. (23)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(21)
10.3	#	2004 Stock Incentive Plan.(21)
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(21)
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt and John B. Wright, II.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)
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

10.14	#	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.15	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.16	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.17
Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(18)

10.18
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

Exhibit Number		Description
10.19
Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013. (20)

10.20	#	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan. (22)
10.21	#	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan. (22)
10.22	#	Form of letter regarding grant of award under the Triumph Group, Inc. Excutive Incentive Plan. (22)
10.23		Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014. (24)
10.24		Third Amendment to Third Amended and Restated Credit Agreement. (25)
10.25	#	Separation letter agreement between Triumph Group, Inc. and Jeffry D. Frisby dated April 7, 2015. (26)
10.26	#	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan. (27)
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on November 25, 2013.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

(22)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2014.

(24)	Incorporated by reference to our Current Report on Form 8-K filed on November 26, 2014.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014.

(26)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.

(27)	Incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
/s/ Richard C. Ill
Dated:	May 21, 2015	By:	Richard C. Ill President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard C. Ill	President, Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2015
Richard C. Ill
/s/ Jeffrey L. McRae	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 21, 2015
Jeffrey L. McRae
/s/ Thomas A. Quigley	Vice President and Controller (Principal Accounting Officer)	May 21, 2015
Thomas A. Quigley
/s/ Ralph E. Eberhart	Chairman and Director	May 21, 2015
Ralph E. Eberhart
/s/ Paul Bourgon	Director	May 21, 2015
Paul Bourgon
/s/ John G. Drosdick	Director	May 21, 2015
John G. Drosdick
/s/ Richard C. Gozon	Director	May 21, 2015
Richard C. Gozon
/s/ William L. Mansfield	Director	May 21, 2015
William L. Mansfield
/s/ Adam J. Palmer	Director	May 21, 2015
Adam J. Palmer
/s/s Joseph M. Silvestri	Director	May 21, 2015
Joseph M. Silvestri
/s/ George Simpson	Director	May 21, 2015
George Simpson

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative March 23, 2010.(11)
3.1		Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(7)
3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.(17)
3.3		Amended and Restated By-Laws of Triumph Group, Inc.(19)
4.1		Form of certificate evidencing Common Stock of Triumph Group, Inc.(1)
4.2		Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026.(2)
4.3		Form of the 2.625% Convertible Senior Subordinated Note Due 2026. (Included as Exhibit A to Exhibit 4.2).(2)
4.4		Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC.(2)
4.5		Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.(12)
4.6		Form of 8% Senior Subordinated Notes due 2017.(12)
4.7		Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.(12)
4.8		Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018.(13)
4.9
Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., RBC Capital Markets Corporation, UBC Securities LLC, PNC Capital Markets LLC, BB&T Capital Markets, a division of Scott & Stringfellow LLC and US Bancorp Investments Inc.(13)

4.10		Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee.(18)
4.11		Form of 4.875% Senior Subordinated Notes due 2021.(18)
4.12		Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein.(18)
4.13		Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee (23)
4.14		Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (23)
4.15		Registration Rights Agreement, dated June 3, 2014, between Triumph Group, Inc. and parties named therein. (23)
10.1		Amended and Restated Directors' Stock Incentive Plan.(3)
10.2		Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors' Stock Incentive Plan.(21)
10.3	#	2004 Stock Incentive Plan.(21)
10.4	#	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003.(6)
10.5		Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.(21)
10.6	#	Form of Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.7	#	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan.(7)
10.8	#	Description of the Triumph Group, Inc. Annual Cash Bonus Plan.(8)
10.9	#	Change of Control Employment Agreement with: Richard C. Ill, M. David Kornblatt and John B. Wright, II.(9)
10.10	#	Restricted Stock Award Agreement for M. David Kornblatt.(10)

Exhibit Number		Description
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

10.14	#	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010.(15)
10.15	#	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company's Long Term Incentive Plan.(16)
10.16	#	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company's Long Term Incentive Plan and the amount of the award.(16)
10.17
Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association.(18)

10.18
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

10.19
Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013. (20)

10.20	#	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan. (22)
10.21	#	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan. (22)
10.22	#	Form of letter regarding grant of award under the Triumph Group, Inc. Executive Incentive Plan. (22)
10.23		Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014. (24)
10.24		Third Amendment to Third Amended and Restated Credit Agreement. (25)
10.25		Separation letter agreement between Triumph Group, Inc. and Jeffry D. Frisby dated April 7, 2015. (26)
10.26		The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan. (27)
21.1	*	Subsidiaries of Triumph Group, Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit Number		Description
101	*
The following financial information from Triumph Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

_______________________________________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-10777) declared effective on October 24, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 22, 2006.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2008.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 13, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on June 14, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on June 25, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013.

(19)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 2, 2012.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on November 25, 2013.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

(22)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on June 5, 2014.

(24)	Incorporated by reference to our Current Report on Form 8-K filed on November 26, 2014.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014.

(26)	Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2015.

(27)	Incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015.

*	Filed herewith.

#	Compensation plans and arrangements for executives and others.