Form 10-Q
period 2015-06-30
TRIUMPH GROUP INC
filed 2015-08-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Common Stock, par value $0.001 per share, 49,307,138 shares outstanding as of July 31, 2015.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,671	$32,617
Trade and other receivables, less allowance for doubtful accounts of $6,458 and $6,475	547,806	521,640
Inventories, net of unliquidated progress payments of $153,998 and $189,923	1,460,766	1,286,892
Rotable assets	50,800	48,820
Deferred income taxes	109,997	145,352
Prepaid and other current assets	23,267	23,081
Total current assets	2,232,307	2,058,402
Property and equipment, net	936,290	951,238
Goodwill	2,024,907	2,014,831
Intangible assets, net	950,814	966,365
Other, net	108,687	107,999
Total assets	$6,253,005	$6,098,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,776	$42,255
Accounts payable	426,041	429,134
Accrued expenses	376,845	411,771
Total current liabilities	845,662	883,160
Long-term debt, less current portion	1,505,729	1,326,345
Accrued pension and other postretirement benefits, noncurrent	510,274	538,381
Deferred income taxes, noncurrent	408,469	413,401
Other noncurrent liabilities	767,253	801,764
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,307,138 and 49,273,053 shares outstanding	51	51
Capital in excess of par value	852,225	851,940
Treasury stock, at cost, 3,153,782 and 3,187,867 shares	(203,514)	(203,514)
Accumulated other comprehensive loss	(180,122)	(198,910)
Retained earnings	1,746,978	1,686,217
Total stockholders’ equity	2,215,618	2,135,784
Total liabilities and stockholders’ equity	$6,253,005	$6,098,835

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales	$959,638	$896,905
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	732,094	684,816
Selling, general and administrative	73,281	65,710
Depreciation and amortization	43,534	37,551
Relocation costs	—	2,997
Gain on legal settlement, net of expenses	—	(134,693)
Curtailment charge	2,863	—
	851,772	656,381
Operating income	107,866	240,524
Interest expense and other	18,116	42,360
Income before income taxes	89,750	198,164
Income tax expense	27,018	69,921
Net income	$62,732	$128,243

Earnings per share—basic:	$1.28	$2.48

Weighted-average common shares outstanding—basic	49,198	51,691

Earnings per share—diluted:	$1.27	$2.46

Weighted-average common shares outstanding—diluted	49,314	52,089

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014

Net income	$62,732	$128,243
Other comprehensive income:
Foreign currency translation adjustment	10,933	7,204
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax expense (benefit):
Prior service credit, net of taxes of ($211)	360	—
Actuarial gain, net of taxes ($3,110)	5,306	—
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($548)	935	—
Recognized prior service costs (credits), net of taxes of ($138) and $921, respectively	235	(1,533)
Total defined benefit pension plans and other postretirement benefits, net of taxes	6,836	(1,533)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of ($534) and $905, respectively	1,012	(1,357)
Reclassification of loss (gain) included in net earnings, net of tax of ($3) and $20, respectively	7	(35)
Net unrealized gain (loss) cash flow hedges, net of tax	1,019	(1,392)
Total other comprehensive income	18,788	4,279

Total comprehensive income	$81,520	$132,522

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014

Operating Activities
Net income	$62,732	$128,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,534	37,551
Amortization of acquired contract liabilities	(35,098)	(8,967)
Curtailment charge	2,863	—
Accretion of debt discount	—	1,577
Other amortization included in interest expense	969	5,323
Provision for doubtful accounts receivable	(294)	(40)
Provision for deferred income taxes	20,463	71,106
Employee stock-based compensation	792	996
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(33,592)	(84,970)
Rotable assets	481	(1,564)
Inventories	(167,071)	(49,274)
Prepaid expenses and other current assets	4,573	2,388
Accounts payable, accrued expenses	(24,384)	(93,657)
Accrued pension and other postretirement benefits	(19,991)	(62,636)
Other	(4,367)	1,872
Net cash used in operating activities	(148,390)	(52,052)
Investing Activities
Capital expenditures	(18,016)	(23,077)
Proceeds from sale of assets	554	651
Acquisitions, net of cash acquired	(5,986)	(60,901)
Net cash used in investing activities	(23,448)	(83,327)
Financing Activities
Net increase in revolving credit facility	96,541	259,534
Proceeds from issuance of long-term debt and capital leases	98,932	323,505
Repayment of debt and capital lease obligations	(16,026)	(390,223)
Purchase of common stock	—	(51,043)
Payment of deferred financing costs	(71)	(5,194)
Dividends paid	(1,971)	(2,056)
Repayment of government grant	(82)	(3,198)
Repurchase of restricted shares for minimum tax obligation	(96)	(673)
Proceeds from exercise of stock options	—	356
Net cash provided by financing activities	177,227	131,008
Effect of exchange rate changes on cash	1,665	838
Net change in cash	7,054	(3,533)
Cash and cash equivalents at beginning of period	32,617	28,998
Cash and cash equivalents at end of period	$39,671	$25,465
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending March 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2015 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2015 filed in May 2015.

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
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU-2015-03"). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). Effective April 1, 2015, the Company adopted this standard. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows (see Note 5 for further discussion). The Company's policy is to exclude debt issuance costs relating to revolving debt instruments as a direct deduction to debt (see Note 5 for further discussion).

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

For the three months ended June 30, 2015, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $1,307, $863 and $0.02 net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended June 30, 2015 included gross favorable adjustments of approximately $5,894 and gross unfavorable adjustments of approximately $(4,587). For the three months ended June 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(723), $(468) and $(0.01) net of tax, respectively.

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
As disclosed during fiscal 2015, we recognized a provision for forward losses associated with our long-term contract on the 747-8 program. While we have recognized a provision for forward losses during fiscal 2015, there is still risk similar to what the Company has experienced on the 747-8 program. In particular, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended June 30, 2015 and 2014, the Company recognized $35,098 and $8,967, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
The Aftermarket Services Group provides repair and overhaul services, of which a small portion services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method of accounting to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customers’ fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 29% and 13% of total trade accounts receivable as of June 30, 2015 and March 31, 2015, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 14% and 16% of total trade accounts receivable as of June 30, 2015 and March 31, 2015, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the three months ended June 30, 2015 were $374,704, or 39% of net sales, of which $316,315, $48,711 and $9,678 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the three months ended June 30, 2014 were $382,106, or 43% of net sales, of which $355,678, $20,691 and $5,737 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.
Sales to Gulfstream for the three months ended June 30, 2015 were $125,135, or 13% of net sales, of which $124,396, $737 and $2 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Gulfstream for the three months ended June 30, 2014 were $72,397, or 8% of net sales, of which $71,487, $910 and $0 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $792 and $996, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$684,265	$(195,465)	$488,800
Product rights, technology and licenses	11.8	56,002	(34,704)	21,298
Non-compete agreements and other	15.9	2,929	(613)	2,316
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,181,596	$(230,782)	$950,814

	March 31, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$683,272	$(180,765)	$502,507
Product rights, technology and licenses	11.8	56,302	(33,208)	23,094
Non-compete agreements and other	15.8	2,929	(565)	2,364
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,180,903	$(214,538)	$966,365
Amortization expense for the three months ended June 30, 2015 and 2014 was $15,964 and $11,631, respectively.

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its interest rate swap (see Note 5).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of June 30, 2015 and March 31, 2015, were $109,592 and $112,140, respectively.
Supplemental Cash Flow Information
The Company paid $620 and $591 for income taxes, net of refunds received, for the three months ended June 30, 2015 and 2014, respectively. The Company made interest payments of $23,336 and $45,589 for the three months ended June 30, 2015 and 2014, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the three months ended June 30, 2015 and 2014, respectively, the Company did not finance any property and equipment additions through capital leases.
During the three months ended June 30, 2014, under the existing stock repurchase program, the Company repurchased 750,000 shares for $51,044. As of June 30, 2015, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program.

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
The Company received $160,000 in cash plus assets required to run the business from Spirit-Tulsa to cover the anticipated future cash flow needs of the programs. Goodwill in the amount of $69,454 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

December 30, 2014
Inventory	$85,260
Property and equipment	15,913
Goodwill	69,454
Deferred taxes	45,750
Other assets	68,941
Total assets	$285,318

Accounts payable	$1,782
Accrued expenses	16,710
Acquired contract liabilities	358,735
Other noncurrent liabilities	68,091
Total liabilities	$445,318
Based on the information accumulated through the reporting date, the Company has recognized an accrued warranty liability of $74,132 and a related indemnification asset of $68,941 for amounts `reimbursed by the seller. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of the Tulsa Programs whichever is earlier.
The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The Company incurred $5,000 in acquisition-related costs in connection with the Tulsa Programs acquisition.
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
The purchase price for the NAAS acquisition was $44,520, net of working capital adjustment of $167. Goodwill in the amount of $25,167 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $17,000 with a weighted-average life of 11.0 years.
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

October 17, 2014
Cash	$818
Accounts receivable	4,978
Inventory	866
Property and equipment	216
Goodwill	25,167
Intangible assets	17,000
Other assets	242
Total assets	$49,287

Accounts payable	$232
Accrued expenses	935
Other noncurrent liabilities	3,600
Total liabilities	$4,767
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of NAAS, whichever is earlier.
The NAAS acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The NAAS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $654 in acquisition-related costs in connection with the NAAS acquisition.
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
The purchase price for the GE acquisition was $75,609, which includes cash paid at closing, working capital adjustments and deferred payments of $6,000, which was paid in fiscal 2016. Goodwill in the amount of $150,772 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible assets including customer relationships and technology valued at $26,472 with a weighted-average life of 12.0 years.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of GE, in accordance with ASC 805:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS (Continued)

June 27, 2014
Cash	$4,608
Accounts receivable	35,376
Inventory	49,585
Property and equipment	30,985
Goodwill	150,772
Intangible assets	26,472
Deferred taxes	63,341
Other assets	2,023
Total assets	$363,162

Accounts payable	$17,734
Accrued expenses	37,483
Acquired contract liabilities	232,336
Total liabilities	$287,553
Based on the information accumulated during the measurement period, the Company's assessment of the probable outcome of warranty claims, the Company has recognized a liability of $24,514. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,834 in acquisition-related costs in connection with the GE acquisition.
The acquisitions of the Tulsa Programs, NAAS and GE are referred to in this report as the "fiscal 2015 acquisitions."
The pro forma results presented below include the effects of the GE acquisition as if it had been consummated as of April 1, 2014. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisition. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2014 and have been included in the Company's results of operations for fiscal years 2016 and 2015.

	Three Months Ended June 30,
	2015	2014
Net Sales	$959,638	$947,842
Net income	62,732	130,073
Earnings per share—basic	$1.28	$2.52
Earnings per share—diluted	$1.27	$2.50

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2015	March 31, 2015
Raw materials	$90,480	$79,786
Work-in-process, including manufactured and purchased components	1,415,564	1,305,390
Finished goods	108,720	91,639
Less: unliquidated progress payments	(153,998)	(189,923)
Total inventories	$1,460,766	$1,286,892
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

	June 30, 2015	March 31, 2015
Bombardier	$276,136	$238,871
Embraer	97,368	68,112
Total	$373,504	$306,983
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2015	March 31, 2015

Revolving line of credit	$244,797	$148,255
Term loan	351,563	356,250
Receivable securitization facility	190,700	100,000
Equipment leasing facility and other capital leases	88,805	91,913
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less Debt issuance costs	(10,338)	(10,796)
	1,548,505	1,368,600
Less current portion	42,776	42,255
	$1,505,729	$1,326,345
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5. LONG-TERM DEBT (Continued)

At June 30, 2015, there were $244,797 in borrowings and $25,693 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2015, there were $148,255 in borrowings and $35,384 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of June 30, 2015, the Company had borrowing capacity under this facility of $729,510 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of June 30, 2015 and March 31, 2015, the interest rate swap agreement had a notional amount of $351,563 and $356,250, respectively. As of June 30, 2015 and March 31, 2015, the interest rate swap agreement had a fair value of $(1,808) and $(2,743), respectively, which is recorded in other noncurrent liabilities, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its $225,000 Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2015, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At June 30, 2015, there was $190,700 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.

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
Capital Leases
During the three months ended June 30, 2015 and 2014, respectively, the Company did not enter into any new leases. During the three months ended June 30, 2015 and 2014, the Company obtained financing for existing fixed assets in the amount of $2,632 and $10,905, respectively.
Senior Notes Due 2021
On February 26, 2013, the Company issued $375,000 principal amount of 4.875% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold at 100% of principal amount and have an effective interest yield of 4.875%. Interest on the 2021 Notes accrues at the rate of 4.875% per annum and is payable semiannually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. In connection with the issuance of the 2021 Notes, the Company incurred approximately $6,327 of costs, which are a direct deduction to the face amount of the note and are being amortized on the effective interest method over the term of the 2021 Notes.
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
The Company is obligated to offer to repurchase the 2021 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events, and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
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
Senior Notes Due 2022
On June 3, 2014, the Company issued $300,000 principal amount of 5.250% Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were sold at 100% of principal amount and have an effective interest yield of 5.250%. Interest on the 2022 Notes accrues at the rate of 5.250% per annum and is payable semiannually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2014. In connection with the issuance of the 2022 Notes, the Company incurred approximately $4,990 of costs, which are a direct deduction to the face amount of the note and are being amortized on the effective interest method over the term of the 2022 Notes.
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

5. LONG-TERM DEBT (Continued)
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
Senior Notes Due 2018
On June 23, 2014, the Company completed the redemption of the 8.63% Senior Notes due 2018 (the “2018 Notes”). The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the three months ended June 30, 2014.
Convertible Senior Subordinated Notes
On May 22, 2014, the Company announced the redemption of the convertible senior subordinated notes (the “Convertible Notes”). The redemption price for the Convertible Notes was equal to the sum of 100% of the principal amount of the Convertible Notes outstanding, plus accrued and unpaid interest on the Convertible Notes up to, but not including, the redemption date of June 23, 2014. The Convertible Notes were able to be converted at the option of the holder.
The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the three months ended June 30, 2014, the Company settled the conversion of $7,752 in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash.
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the three months ended June 30, 2014, was $67.45. Therefore, for the three months ended June 30, 2014, there were 197,830 additional shares included in the calculation of diluted earnings per share.

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
(unaudited)

5. LONG-TERM DEBT (Continued)

Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,548,505	$1,542,542	$1,368,600	$1,358,306
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

6.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2015	2014
Weighted-average common shares outstanding – basic	49,198	51,691
Net effect of dilutive stock options and nonvested stock	116	200
Potential common shares – convertible debt	—	198
Weighted-average common shares outstanding – diluted	49,314	52,089

7.    INCOME TAXES
The Company follows the Income Taxes topic of the ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2015 and March 31, 2015, the total amount of accrued income tax-related interest and penalties was $215 and $207, respectively.

As of June 30, 2015 and March 31, 2015, the total amount of unrecognized tax benefits was $8,353 and $8,348, respectively, of which $8,353 and $8,348, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    INCOME TAXES (Continued)
The effective income tax rate for the three months ended June 30, 2015 was 30.1% as compared to 35.3% for the three months ended June 30, 2014. For the three months ended June 30, 2015, the income tax provision was reduced to reflect the benefit of $4,213 from a decrease to the state deferred tax rate.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of June 30, 2015, the Company was not subject to examination in any state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2015 through June 30, 2015:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2015	$1,410,317	$523,253	$81,261	$2,014,831
Effect of exchange rate changes	1,163	9,020	(107)	10,076
Balance, June 30, 2015	$1,411,480	$532,273	$81,154	$2,024,907

9.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2015	2014
Components of net periodic benefit expense (income):
Service cost	$2,767	$3,256
Interest cost	22,677	21,951
Expected return on plan assets	(40,853)	(36,913)
Amortization of prior service credits	(1,146)	(1,321)
Amortization of net loss	2,522	—
Curtailments	2,863	—
Net periodic benefit income	$(11,170)	$(13,027)

	Other postretirement benefits
	Three Months Ended June 30,
	2015	2014
Components of net periodic benefit (income) expense:
Service cost	$326	$717
Interest cost	2,070	3,082
Amortization of prior service credits	(1,345)	(1,132)
Amortization of net loss	(1,643)	—
Net periodic benefit (income) expense	$(592)	$2,667
The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2015, the Company's largest union-represented group of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the retirement plan, for which actively employed participants will no longer continue to accrue a benefit after 30 years of service. This change resulted in a curtailment charge of approximately $2,863 and is presented on the accompanying Condensed Consolidated Statements of Income as "Curtailments."

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2015 and 2014, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	10,933	1,012	5,666		17,611
Amounts reclassified from AOCI	—	7	1,170	(2)	1,177
Net current period AOCI	10,933	1,019	6,836		18,788
Balance June 30, 2015	$(35,818)	$(1,738)	$(142,566)		$(180,122)

Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	7,204	(1,357)	—		5,847
Amounts reclassified from AOCI	—	(35)	(1,533)	(2)	(1,568)
Net current period AOCI	7,204	(1,392)	(1,533)		4,279
Balance June 30, 2014	$7,402	$104	$(22,135)		$(14,629)
(1) Net of tax.
(2) Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
The Aftermarket Services segment consists of the Company’s operations that provide maintenance, repair and overhaul services to both commercial and military markets on components and accessories manufactured by third parties. Maintenance, repair and overhaul revenues are derived from services on auxiliary power units, airframe and engine accessories, including constant-speed drives, cabin compressors, starters and generators and pneumatic drive units. In addition, the segment’s operations repair and overhaul thrust reversers, nacelle components and flight control surfaces. The segment’s operations also perform repair and overhaul services and supply spare parts for various types of gauges for a broad range of commercial airlines on a worldwide basis.
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a curtailment charge, of $2,863 for the three months ended June 30, 2015.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     SEGMENTS (Continued)

	Three Months Ended June 30,
	2015	2014
Net sales:
Aerostructures	$611,838	$612,160
Aerospace systems	277,647	219,852
Aftermarket services	74,745	67,608
Elimination of inter-segment sales	(4,592)	(2,715)
	$959,638	$896,905

Income before income taxes:
Operating income (expense):
Aerostructures	$66,007	$68,819
Aerospace systems	51,253	37,352
Aftermarket services	9,987	10,504
Corporate	(19,381)	123,849
	107,866	240,524
Interest expense and other	18,116	42,360
	$89,750	$198,164

Depreciation and amortization:
Aerostructures	$28,719	$25,521
Aerospace systems	11,953	9,517
Aftermarket services	2,462	1,877
Corporate	400	636
	$43,534	$37,551

Amortization of acquired contract liabilities, net:
Aerostructures	$24,597	$5,117
Aerospace systems	10,501	3,850
	$35,098	$8,967

Adjusted EBITDA:
Aerostructures	$70,129	$89,223
Aerospace systems	52,705	43,019
Aftermarket services	12,449	12,381
Corporate	(16,118)	(10,208)
	$119,165	$134,415

Capital expenditures:
Aerostructures	$11,626	$15,369
Aerospace systems	5,511	5,663
Aftermarket services	622	1,680
Corporate	257	365
	$18,016	$23,077

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     SEGMENTS (Continued)

	June 30, 2015	March 31, 2015
Total Assets:
Aerostructures	$4,291,232	$4,094,610
Aerospace systems	1,453,085	1,460,064
Aftermarket services	367,707	375,775
Corporate	140,981	168,386
	$6,253,005	$6,098,835

During the three months ended June 30, 2015 and 2014, the Company had international sales of $191,318 and $159,834, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of June 30, 2015 and March 31, 2015, Condensed Consolidating Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2015 and 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$546	$270	$38,855	$—	$39,671
Trade and other receivables, net	5,188	224,339	318,279	—	547,806
Inventories	—	1,367,198	93,568	—	1,460,766
Rotable assets	—	34,767	16,033	—	50,800
Deferred income taxes	—	109,997	—	—	109,997
Prepaid expenses and other	5,420	10,912	6,935	—	23,267
Total current assets	11,154	1,747,483	473,670	—	2,232,307
Property and equipment, net	7,882	793,915	134,493	—	936,290
Goodwill and other intangible assets, net	—	2,764,079	211,642	—	2,975,721
Other, net	13,372	71,883	23,432	—	108,687
Intercompany investments and advances	3,940,407	51,369	76,469	(4,068,245)	—
Total assets	$3,972,815	$5,428,729	$919,706	$(4,068,245)	$6,253,005

Current liabilities:
Current portion of long-term debt	$21,372	$21,404	$—	$—	$42,776
Accounts payable	3,696	385,530	36,815	—	426,041
Accrued expenses	34,678	300,634	41,533	—	376,845
Total current liabilities	59,746	707,568	78,348	—	845,662
Long-term debt, less current portion	1,245,196	69,833	190,700	—	1,505,729
Intercompany advances	436,233	1,907,896	328,135	(2,672,264)	—
Accrued pension and other postretirement benefits, noncurrent	7,617	500,055	2,602	—	510,274
Deferred income taxes and other	8,406	1,101,537	65,779	—	1,175,722
Total stockholders’ equity	2,215,617	1,141,840	254,142	(1,395,981)	2,215,618
Total liabilities and stockholders’ equity	$3,972,815	$5,428,729	$919,706	$(4,068,245)	$6,253,005

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$620	$419	$31,578	$—	$32,617
Trade and other receivables, net	3,578	180,884	337,178	—	521,640
Inventories	—	1,207,541	79,351	—	1,286,892
Rotable assets	—	35,248	13,572	—	48,820
Deferred income taxes	—	145,352	—	—	145,352
Prepaid expenses and other	6,509	10,561	6,011	—	23,081
Total current assets	10,707	1,580,005	467,690	—	2,058,402
Property and equipment, net	8,209	807,574	135,455	—	951,238
Goodwill and other intangible assets, net	—	2,776,487	204,709	—	2,981,196
Other, net	13,805	80,806	13,388	—	107,999
Intercompany investments and advances	4,062,058	81,540	63,897	(4,207,495)	—
Total assets	$4,094,779	$5,326,412	$885,139	$(4,207,495)	$6,098,835

Current liabilities:
Current portion of long-term debt	$19,024	$23,231	$—	$—	$42,255
Accounts payable	8,919	382,143	38,072	—	429,134
Accrued expenses	38,275	326,594	46,902	—	411,771
Total current liabilities	66,218	731,968	84,974	—	883,160
Long-term debt, less current portion	1,155,299	71,046	100,000	—	1,326,345
Intercompany advances	719,525	1,769,564	407,722	(2,896,811)	—
Accrued pension and other postretirement benefits, noncurrent	7,517	527,741	3,123	—	538,381
Deferred income taxes and other	10,435	1,141,506	63,224	—	1,215,165
Total stockholders’ equity	2,135,785	1,084,587	226,096	(1,310,684)	2,135,784
Total liabilities and stockholders’ equity	$4,094,779	$5,326,412	$885,139	$(4,207,495)	$6,098,835

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$885,443	$86,137	$(11,942)	$959,638

Operating costs and expenses:
Cost of sales	—	672,310	71,726	(11,942)	732,094
Selling, general and administrative	13,151	52,439	7,691	—	73,281
Depreciation and amortization	399	35,042	8,093	—	43,534
Curtailment charge	2,863	—	—	—	2,863
	16,413	759,791	87,510	(11,942)	851,772
Operating (loss) income	(16,413)	125,652	(1,373)	—	107,866
Intercompany interest and charges	(53,590)	51,511	2,079	—	—
Interest expense and other	14,517	2,890	709	—	18,116
Income before income taxes	22,660	71,251	(4,161)	—	89,750
Income tax (benefit) expense	(13)	26,395	636	—	27,018
Net income (loss)	22,673	44,856	(4,797)	—	62,732
Other comprehensive income	1,019	6,836	10,933	—	18,788
Total comprehensive income	$23,692	$51,692	$6,136	$—	$81,520

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$842,294	$56,593	$(1,982)	$896,905

Operating costs and expenses:
Cost of sales	—	637,887	48,911	(1,982)	684,816
Selling, general and administrative	10,171	48,384	7,155	—	65,710
Depreciation and amortization	637	34,063	2,851	—	37,551
Relocation costs	—	2,997	—	—	2,997
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
	(123,885)	723,331	58,917	(1,982)	656,381
Operating income (loss)	123,885	118,963	(2,324)	—	240,524
Intercompany interest and charges	(53,289)	51,529	1,760	—	—
Interest expense and other	41,283	2,155	(1,078)	—	42,360
Income before income taxes	135,891	65,279	(3,006)	—	198,164
Income tax expense	46,185	25,075	(1,339)	—	69,921
Net income (loss)	89,706	40,204	(1,667)	—	128,243
Other comprehensive loss	(1,541)	(1,533)	7,353	—	4,279
Total comprehensive income	$88,165	$38,671	$5,686	$—	$132,522

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$22,673	$44,856	$(4,797)	$—	$62,732

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(13,821)	(207,408)	11,497	(1,390)	(211,122)
Net cash provided by (used in) operating activities	8,852	(162,552)	6,700	(1,390)	(148,390)
Capital expenditures	(257)	(15,286)	(2,473)	—	(18,016)
Proceeds from sale of assets	—	402	152	—	554
Acquisitions, net of cash acquired	—	14	(6,000)	—	(5,986)
Net cash used in investing activities	(257)	(14,870)	(8,321)	—	(23,448)
Net increase in revolving credit facility	96,541	—	—	—	96,541
Proceeds on issuance of debt	—	2,632	96,300	—	98,932
Retirements and repayments of debt	(4,754)	(5,672)	(5,600)	—	(16,026)
Payments of deferred financing costs	(71)	—	—	—	(71)
Dividends paid	(1,971)	—	—	—	(1,971)
Repayment of governmental grant	—	—	(82)	—	(82)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	(98,318)	180,313	(83,385)	1,390	—
Net cash (used in) provided by financing activities	(8,669)	177,273	7,233	1,390	177,227
Effect of exchange rate changes on cash	—	—	1,665	—	1,665
Net change in cash and cash equivalents	(74)	(149)	7,277	—	7,054
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$546	$270	$38,855	$—	$39,671

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$89,706	$40,204	$(1,667)	$—	$128,243

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(389,152)	150,053	7,792	51,012	(180,295)
Net cash provided by (used in) operating activities	(299,446)	190,257	6,125	51,012	(52,052)
Capital expenditures	(123)	(21,876)	(1,078)	—	(23,077)
Proceeds from sale of assets	—	599	52	—	651
Acquisitions, net of cash acquired	—	—	(60,901)	—	(60,901)
Net cash used in investing activities	(123)	(21,277)	(61,927)	—	(83,327)
Net increase in revolving credit facility	259,534	—	—	—	259,534
Proceeds on issuance of debt	300,000	10,905	12,600	—	323,505
Retirements and repayments of debt	(374,260)	(5,563)	(10,400)	—	(390,223)
Purchase of common stock	(51,043)	—	—	—	(51,043)
Payments of deferred financing costs	(5,194)	—	—	—	(5,194)
Dividends paid	(2,056)	—	—	—	(2,056)
Withholding of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Repayment of government grant	—	(3,198)	—	—	(3,198)
Proceeds from exercise of stock options, including excess tax benefit	356	—	—	—	356
Intercompany financing and advances	170,706	(170,642)	50,948	(51,012)	—
Net cash (used in) provided by financing activities	297,370	(168,498)	53,148	(51,012)	131,008
Effect of exchange rate changes on cash	—	—	838	—	838
Net change in cash and cash equivalents	(2,199)	482	(1,816)	—	(3,533)
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$621	$1,631	$23,213	$—	$25,465

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    COMMITMENTS AND CONTINGENCIES

On June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 (as modified and amended, the “Lease”) covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). American Brownfield purchased the Jefferson Street Facility from the Department of the Navy, the owner of the Jefferson Street Facility and lessor under the Lease when the Lease was executed, and took an assignment of the Lease on October 5, 2012. Triumph surrendered possession of the Jefferson Street Facility to American Brownfield on March 28, 2014. In its current petition, American Brownfield asserts claims based on alleged breaches of the Lease, including claims for liquidated damages for failure to timely surrender possession, damages for breaches of environmental, maintenance and repair obligations, damages for failure to remove certain property that should have been removed and removal of other property that should have remained, and damages for failure to restore the premises or provide compensation for damage to the premises during occupancy. On June 15, 2015, American Brownfield served its expert reports which, for the first time, specified the amounts of the damages it would be claiming, totaling approximately $70,000. The case is currently set for trial by jury on November 2, 2015. Extensive discovery, including numerous depositions and continuing production of voluminous documents, has been ongoing for several months and is expected to continue until shortly before trial. We believe Triumph Aerostructures has valid defenses and intend to continue to vigorously contest American Brownfield’s claims.
Other
In the ordinary course of business, the Company is involved in disputes, claims, lawsuits, and governmental and regulatory inquiries that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines or penalties. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

14.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas facility to accommodate this relocation. The Company incurred approximately $2,997 of expenses related to the relocation during the three months ended June 30, 2014, shown separately on the accompanying Condensed Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

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
Highlights for the first quarter of the fiscal year ending March 31, 2016 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2016 increased 7.0% over the prior year period to $959.6 million.

•
Operating income in the first quarter of fiscal 2016 was $107.9 million compared to operating income of $240.5 million for the first quarter of fiscal 2015, which included a gain on legal settlement, net of related legal expense, of $134.7 million.

•	Net income for the first quarter of fiscal 2016 was $62.7 million compared to net income of $128.2 million for the first quarter of fiscal 2015.

•	Backlog as of June 30, 2015 decreased 3.5% year over year to $4.84 billion. Of our existing backlog of $4.84 billion, we estimate that approximately $1.95 billion will not be shipped by June 30, 2016.

•	Net income for the first quarter of fiscal 2016 was $1.27 per diluted common share, as compared to $2.46 per diluted share in the prior year period.

•
We used $148.4 million of cash flow from operating activities for the three months ended June 30, 2015, as compared to cash used in operations of $52.1 million in the prior year period after $45.2 million of pension contributions.

As of June 30, 2015, we have incurred approximately $373.5 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop.
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
As disclosed during fiscal 2015, we recognized a provision for forward losses associated with our long-term contract on the 747-8 program. While we have recognized a provision for forward losses during fiscal 2015, there is still risk similar to what we have experienced on the 747-8 program. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Since there has been lower-than-expected demand for large commercial passenger and freighter aircraft and there have been fewer 747-8 orders than our customer has anticipated, there is risk that the program does not get extended beyond our current contract. If we are unable to replace this work with new or similar manufacture content, there is risk of additional costs associated with exiting the facilities where this program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors, which if not mitigated, could result in additional future charges of up to $75.0 million. This estimate includes approximately $25.0 million of non-cash exposures, but excludes any potential changes in pension benefit obligations.
Our union employees with United Auto Workers Local 848 at our Red Oak, Texas facility and United Auto Workers Local 952 at our Tulsa, Oklahoma, facility are currently working without a contract. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended June 30,
	2015	2014
Net income	$62,732	$128,243
Gain on legal settlement, net of expenses	—	(134,693)
Curtailment charge	2,863	—
Amortization of acquired contract liabilities, net	(35,098)	(8,967)
Depreciation and amortization	43,534	37,551
Interest expense and other	18,116	42,360
Income tax expense	27,018	69,921
Adjusted EBITDA	$119,165	$134,415
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$107,866	$66,007	$51,253	$9,987	$(19,381)
Curtailment charge	2,863	—	—	—	2,863
Amortization of acquired contract liabilities, net	(35,098)	(24,597)	(10,501)	—	—
Depreciation and amortization	43,534	28,719	11,953	2,462	400
Adjusted EBITDA	$119,165	$70,129	$52,705	$12,449	$(16,118)

	Three Months Ended June 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$240,524	$68,819	$37,352	$10,504	$123,849
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(8,967)	(5,117)	(3,850)	—	—
Depreciation and amortization	37,551	25,521	9,517	1,877	636
Adjusted EBITDA	$134,415	$89,223	$43,019	$12,381	$(10,208)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net sales	$959,638	$896,905
Segment operating income	$127,247	$116,675
Corporate (expense) income	(19,381)	123,849
Total operating income	107,866	240,524
Interest expense and other	18,116	42,360
Income tax expense	27,018	69,921
Net income	$62,732	$128,243

Net sales increased by $62.7 million, or 7.0%, to $959.6 million for the three months ended June 30, 2015, from $896.9 million for the three months ended June 30, 2014. The fiscal 2015 acquisitions contributed $159.0 million in net sales. Organic sales decreased $96.3 million, or 10.7%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs, A330, and C-17 programs. Net sales for the three months ended June 30, 2015, included $1.8 million in total non-recurring revenues, as compared to $5.5 million in non-recurring revenues for the three months ended June 30, 2014. The prior year period was negatively impacted by our customers' decreased production rates on existing programs.
Cost of sales increased $47.3 million, or 6.9%, to $732.1 million for the three months ended June 30, 2015, from $684.8 million for the three months ended June 30, 2014. The fiscal 2015 acquisitions contributed $126.0 million to cost of sales. Organic cost of sales decreased $78.9 million, or 11.5%, due to the decrease in organic sales mentioned above. Organic gross margin for the three months ended June 30, 2015, was 24.2%, as compared to 23.6% for the prior year period. The prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from the Jefferson Street facilities ($3.4 million).
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts ($1.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $5.9 million and gross unfavorable adjustments of $4.6 million. The cumulative catch-up adjustments for the three months ended June 30, 2015, was the result of increased unit pricing related to production rate changes. Gross margin for the three months ended June 30, 2014, included net unfavorable cumulative catch-up adjustments of $0.7 million.

Segment operating income increased by $10.6 million, or 9.1%, to $127.2 million for the three months ended June 30, 2015, from $116.7 million for the three months ended June 30, 2014. The fiscal 2015 acquisitions contributed $25.1 million to segment operating income. Organic segment operating income decreased $14.5 million, or 12.5%, due to the decrease in organic sales mentioned above, and $1.9 million in costs to exit a facility in China, which were partially offset by $3.4 million of costs related to the relocation from our Jefferson Street facilities incurred in the prior year period.
Corporate expenses were $19.4 million for the three months ended June 30, 2015, as compared to income of $123.8 million for the three months ended June 30, 2014. This difference is due to the legal settlement reached during the first quarter of fiscal 2015 between the Company and Eaton Corporation and several of its subsidiaries, a net gain of $134.7 million, partially offset by increased compensation expense ($2.1 million) largely due to severance to the former Chief Executive Officer, increased consulting fees ($2.1 million), and a pension curtailment charge ($2.9 million) as result of a plan amendment to our largest union-represented group of employees.

Interest expense and other decreased by $24.2 million, or 57.2%, to $18.1 million for the three months ended June 30, 2015, compared to $42.4 million for the prior year period. Interest expense and other for the three months ended June 30, 2015 included $2.3 million of foreign exchange losses. Interest expense and other for the prior year period included the redemption of the 2018 Notes, which included $22.7 million of pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The effective income tax rate for the three months ended June 30, 2015, was 30.1% compared to 35.3% for the three months ended June 30, 2014. For the three months ended June 30, 2015, the income tax provision was reduced to reflect the benefit of $4.2 million from a decrease to the state deferred tax rate. For the three months ended June 30, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $1.1 million and offset by the expiration of the research and development tax credit as of December 31, 2013. For the fiscal year ending March 31, 2016, the Company expects its effective tax rate to be approximately 34.8%.

Business Segment Performance - Three months ended June 30, 2015 compared to three months ended June 30, 2014
We report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerostructures segment generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. This compares to our Aerospace Systems segment which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Aerostructures and Aerospace Systems segments.
The Aerostructures segment consists of the Company’s operations that manufacture products primarily for the aerospace OEM market. The Aerostructures segment’s revenues are derived from the design, manufacture, assembly and integration of both build-to-print and proprietary metallic and composite aerostructures and structural components, including aircraft wings, fuselage sections, tail assemblies, engine nacelles, flight control surfaces and helicopter cabins. Further, the segment’s operations also design and manufacture composite assemblies for floor panels and environmental control system ducts. These products are sold to various aerospace OEMs on a global basis. Effective April 1, 2015, the results for Triumph Group Mexico are included in the Aerostructures segment, as doing so better represents the type of work Triumph Group Mexico is performing. Previously, Triumph Group Mexico's results were included in Corporate.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,
Aerostructures	2015	2014
Commercial aerospace	36.4%	42.8%
Military	10.1%	14.4%
Business Jets	16.4%	10.1%
Regional	0.4%	0.6%
Non-aviation	0.2%	0.2%
Total Aerostructures net sales	63.5%	68.1%
Aerospace Systems
Commercial aerospace	14.1%	9.5%
Military	10.6%	10.8%
Business Jets	1.9%	1.5%
Regional	0.9%	1.0%
Non-aviation	1.3%	1.6%
Total Aerospace Systems net sales	28.8%	24.4%
Aftermarket Services
Commercial aerospace	5.9%	5.8%
Military	1.4%	0.7%
Regional	0.4%	0.5%
Non-aviation	—%	0.5%
Total Aftermarket Services net sales	7.7%	7.5%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa programs and a slight decrease in our military end market due to the wind-down of the C-17 program.

	Three Months Ended June 30,			% of Total Sales
	2015	2014	% Change	2015	2014
	(in thousands)
NET SALES
Aerostructures	$611,838	$612,160	(0.1)%	63.8%	68.3%
Aerospace Systems	277,647	219,852	26.3%	28.9%	24.5%
Aftermarket Services	74,745	67,608	10.6%	7.8%	7.5%
Elimination of inter-segment sales	(4,592)	(2,715)	69.1%	(0.5)%	(0.3)%
Total Net Sales	$959,638	$896,905	7.0%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$66,007	$68,819	(4.1)%	10.8%	11.2%
Aerospace Systems	51,253	37,352	37.2%	18.5%	17.0%
Aftermarket Services	9,987	10,504	(4.9)%	13.4%	15.5%
Corporate	(19,381)	123,849	115.6%	n/a	n/a
Total Operating Income	$107,866	$240,524	(55.2)%	11.2%	26.8%

	Three Months Ended June 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$70,129	$89,223	(21.4)%	11.5%	14.6%
Aerospace Systems	52,705	43,019	22.5%	19.0%	19.6%
Aftermarket Services	12,449	12,381	0.5%	16.7%	18.3%
Corporate	(16,118)	(10,208)	(57.9)%	n/a	n/a
	$119,165	$134,415	(11.3)%	12.4%	15.0%

Aerostructures: The Aerostructures segment net sales decreased by $0.3 million, or 0.1%, to $611.8 million for the three months ended June 30, 2015, from $612.2 million for the three months ended June 30, 2014. Organic sales decreased $87.4 million, or 14.3%. The Tulsa Programs contributed $87.1 million in net sales. Organic sales decreased primarily due to production rate reductions by our customers on the 747-8, G450/550 programs, A330, and C-17 programs. Net sales for the three months ended June 30, 2015, included $1.8 million in total non-recurring revenues, as compared to $5.5 million in total non-recurring revenues for the three months ended June 30, 2014.
Aerostructures segment cost of sales increased by $1.0 million, or 0.2%, to $494.5 million for the three months ended June 30, 2015, from $493.4 million for the three months ended June 30, 2014. Organic cost of sales decreased $72.4 million, or 14.7% and the Tulsa Programs contributed $73.4 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above and the prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.4 million). Organic gross margin for the three months ended June 30, 2015, was 19.8% compared with 19.4% for the three months ended June 30, 2014.
Segment cost of sales for the three months ended June 30, 2015, included net favorable cumulative catch-up adjustments of $1.3 million. The gross margin percent increased during the three months ended June 30, 2015, as the result of net favorable cumulative catch-up adjustments with gross favorable adjustments of $5.9 million and gross unfavorable adjustments of $4.6 million. The cumulative catch-up adjustments for the three months ended June 30, 2015, were the result of increased unit pricing due to rate reductions. Segment operating income for the three months ended June 30, 2014, included net unfavorable cumulative catch-up adjustments of $0.7 million.
Aerostructures segment operating income decreased by $2.8 million, or 4.1%, to $66.0 million for the three months ended June 30, 2015, from $68.8 million for the three months ended June 30, 2014. Operating income for the three months ended June 30, 2015, was directly affected by the decreased sales as discussed above and $1.9 million in costs to exit a facility in China, which were partially offset by $3.4 million of costs related to the relocation from our Jefferson Street facilities incurred in the prior year period. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 10.8% for the three months ended June 30, 2015, as compared to 11.2% for the three months ended June 30, 2014, due to the decrease in sales noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Systems: The Aerospace Systems segment net sales increased by $57.8 million, or 26.3%, to $277.6 million for the three months ended June 30, 2015, from $219.9 million for the three months ended June 30, 2014. Organic sales decreased $6.8 million, or 3.1%, due to decreased military sales. The acquisition of GE contributed $64.6 million in net sales.
Aerospace Systems segment cost of sales increased by $41.9 million, or 28.9%, to $186.8 million for the three months ended June 30, 2015, from $144.9 million for the three months ended June 30, 2014. Organic cost of sales decreased $5.9 million, or 4.1%, and the acquisition of GE contributed $47.8 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. Organic gross margin for the three months ended June 30, 2015, was 34.8% compared with 34.1% for the three months ended June 30, 2014.
Aerospace Systems segment operating income increased by $13.9 million, or 37.2%, to $51.3 million for the three months ended June 30, 2015, from $37.4 million for the three months ended June 30, 2014. Operating income increased primarily due to the acquisition of GE ($11.7 million) and improved organic gross margin. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 18.5% for the three months ended June 30, 2015, as compared to 17.0% for the three months ended June 30, 2014, due to the effects of the GE acquisition. The amortization of acquired contracts contributed to the decrease in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $7.1 million, or 10.6%, to $74.7 million for the three months ended June 30, 2015, from $67.6 million for the three months ended June 30, 2014. Organic sales decreased $0.2 million, or 0.2%, and the acquisition of NAAS contributed $7.3 million.
Aftermarket Services segment cost of sales increased by $6.2 million, or 12.6%, to $55.5 million for the three months ended June 30, 2015, from $49.2 million for the three months ended June 30, 2014. Organic cost of sales increased $1.5 million, or 3.0%, and the acquisition of NAAS contributed $4.7 million. Organic gross margin for the three months ended June 30, 2015, was 24.8% compared with 27.2% for the three months ended June 30, 2014. The organic gross margin decrease was the result of a change in the mix of organic sales.
Aftermarket Services segment operating income decreased by $0.5 million, or 4.9%, to $10.0 million for the three months ended June 30, 2015, from $10.5 million for the three months ended June 30, 2014. Organic operating income decreased $1.7 million, or 16.0%, and the acquisition of NAAS contributed $1.2 million. Organic operating income decreased due to the decreased gross margin as noted above.
Aftermarket Services segment operating income as a percentage of segment sales decreased to 13.4% for the three months ended June 30, 2015, as compared to 15.5% for the three months ended June 30, 2014, due to the decreased gross margin noted above.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2015, we used approximately $148.4 million of cash flows from operating activities, used approximately $23.4 million in investing activities and received approximately $177.2 million in financing activities.
For the three months ended June 30, 2015, we had a net cash outflow of $148.5 million from operating activities, an increase of $96.4 million, compared to a net cash outflow of $52.1 million from the three months ended June 30, 2014. During the three months ended June 30, 2015, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($103.8 million) driven by pre-production costs discussed below, offset by increased receipts from customers and others related to additional sales ($7.1 million).
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the three months ended June 30, 2015, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $37.3 million and $29.3 million, respectively. Additionally, inventory build on mature programs, including costs associated with deferred shipments on several programs, was approximately $67.9 million. Unliquidated progress payments netted against inventory decreased $37.2 million, due to timing of receipts.
Cash flows used in investing activities for the three months ended June 30, 2015, decreased $59.9 million from the three months ended June 30, 2014. Cash flows used in investing activities for the three months ended June 30, 2015, included a payment to settle working capital adjustment related to the GE Acquisition ($6.0 million) and capital expenditures ($18.0

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

million). The three months ended June 30, 2014, included cash used in the acquisition of GE ($60.9 million) and capital expenditures ($23.1 million).
Cash flows provided by financing activities for the three months ended June 30, 2015, were $177.4 million, compared to cash flows provided by financing activities for the three months ended June 30, 2014, of $131.0 million. Cash flows provided by financing activities for the three months ended June 30, 2015, included additional borrowings on our Credit Facility (as defined below) to fund operations. Cash flows provided by financing activities for the three months ended June 30, 2014, included additional borrowings on our Credit Facility to fund the acquisition of GE, the redemption of the Senior Notes due 2018 (the "2018 Notes"), settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($51.0 million), offset by the issuance of the 2022 Notes (as defined below).
As of June 30, 2015, $729.5 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2015, an aggregate amount of approximately $244.8 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At June 30, 2015, there was $190.7 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
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
On June 23, 2014, the Company completed the redemption of the Senior Notes due 2018 (the "2018 Notes"). The principal amount of $350.0 million was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, we recognized a pre-tax loss in the first quarter of fiscal 2015 of $22.6 million, consisting of early termination premium, unamortized discount and deferred financing fees.
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
Capital expenditures were approximately $18.0 million for the three months ended June 30, 2015. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. For our fiscal year ending March 31, 2016, we expect capital expenditures and investments in new major programs of approximately $130.0 million to $160.0 million and investments in new major programs of $60.0 million to $80.0 million, which will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt principal (1)	$1,558,843	$42,776	$281,029	$541,258	$693,780
Debt interest (2)	234,982	46,583	93,074	77,315	18,010
Operating leases	141,629	24,848	41,172	29,637	45,972
Purchase obligations	1,916,969	1,296,028	544,537	76,001	403
Total	$3,852,423	$1,410,235	$959,812	$724,211	$758,165

(1) Included in the Company’s balance sheet at June 30, 2015.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $8.4 million as of June 30, 2015, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2015, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2015	$2,479,319	$239,267
Plan assets at March 31, 2015	2,156,148	—
Projected contributions by fiscal year
2016	40,000	20,482
2017	40,000	19,714
2018	—	19,083
2019	—	19,022
2020	—	18,373
Total 2016 - 2020	$80,000	$96,674
We made contributions to our defined benefit pension plans of $112.3 million and $46.3 million in fiscal 2015 and 2014, respectively. For the three months ended June 30, 2014, the Company made a pension contribution $45.2 million. For the fiscal year ending March 31, 2016, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Except as otherwise disclosed in the financial statements and

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC in May 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There has been no material change in this information during the period covered by this report.

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
As of June 30, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.     Legal Proceedings
On June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 (as modified and amended, the “Lease”) covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). American Brownfield purchased the Jefferson Street Facility from the Department of the Navy, the owner of the Jefferson Street Facility and lessor under the Lease when the Lease was executed, and took an assignment of the Lease on October 5, 2012. Triumph surrendered possession of the Jefferson Street Facility to American Brownfield on March 28, 2014. In its current petition, American Brownfield asserts claims based on alleged breaches of the Lease, including claims for liquidated damages for failure to timely surrender possession, damages for breaches of environmental, maintenance and repair obligations, damages for failure to remove certain property that should have been removed and removal of other property that should have remained, and damages for failure to restore the premises or provide compensation for damage to the premises during occupancy. On June 15, 2015, American Brownfield served its expert reports which, for the first time, specified the amounts of the damages it would be claiming, totaling approximately $70 million. The case is currently set for trial by jury on November 2, 2015. Extensive discovery, including numerous depositions and continuing production of voluminous documents, has been ongoing for several months and is expected to continue until shortly before trial. We believe Triumph Aerostructures has valid defenses and intend to continue to vigorously contest American Brownfield’s claims.

Item 6. Exhibits.

Exhibit 10.1	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (1) Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	August 4, 2015
Richard C. Ill, President, CEO and Director
(Principal Executive Officer)

/s/ Jeffrey L. McRae	August 4, 2015
Jeffrey L. McRae, Senior Vice President & CFO
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 4, 2015
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plaa
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2105 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.