Form 10-Q
period 2015-09-30
TRIUMPH GROUP INC
filed 2015-10-30
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Common Stock, par value $0.001 per share, 49,316,991 shares outstanding as of October 30, 2015.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,089	$32,617
Trade and other receivables, less allowance for doubtful accounts of $7,389 and $6,475	540,902	521,601
Inventories, net of unliquidated progress payments of $138,696 and $189,923	1,556,487	1,280,274
Rotable assets	52,335	48,820
Deferred income taxes	73,823	145,352
Prepaid and other current assets	28,775	23,069
Total current assets	2,291,411	2,051,733
Property and equipment, net	914,304	950,734
Goodwill	2,022,820	2,019,225
Intangible assets, net	934,108	966,365
Other, net	109,928	107,997
Total assets	$6,272,571	$6,096,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,048	$42,255
Accounts payable	399,927	429,134
Accrued expenses	404,273	411,848
Total current liabilities	847,248	883,237
Long-term debt, less current portion	1,556,647	1,326,345
Accrued pension and other postretirement benefits, noncurrent	492,433	538,381
Deferred income taxes, noncurrent	401,396	410,543
Other noncurrent liabilities	717,465	801,764
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,307,138 and 49,273,053 shares outstanding	51	51
Capital in excess of par value	849,847	851,940
Treasury stock, at cost, 3,153,782 and 3,187,867 shares	(200,457)	(203,514)
Accumulated other comprehensive loss	(198,677)	(198,910)
Retained earnings	1,806,618	1,686,217
Total stockholders’ equity	2,257,382	2,135,784
Total liabilities and stockholders’ equity	$6,272,571	$6,096,054

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net sales	$954,774	$994,123	$1,914,412	$1,891,028
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	730,831	771,445	1,462,925	1,456,262
Selling, general and administrative	71,321	68,770	144,602	134,479
Depreciation and amortization	42,575	39,014	86,109	76,565
Relocation costs	—	196	—	3,193
Gain on legal settlement, net of expenses	—	—	—	(134,693)
Curtailment charge	—	—	2,863	—
	844,727	879,425	1,696,499	1,535,806
Operating income	110,047	114,698	217,913	355,222
Interest expense and other	15,631	15,386	33,747	57,746
Income before income taxes	94,416	99,312	184,166	297,476
Income tax expense	32,804	31,866	59,823	101,786
Net income	$61,612	$67,446	$124,343	$195,690

Earnings per share—basic:	$1.25	$1.32	$2.53	$3.81

Weighted-average common shares outstanding—basic	49,219	51,015	49,208	51,351

Earnings per share—diluted:	$1.25	$1.32	$2.52	$3.79

Weighted-average common shares outstanding—diluted	49,308	51,169	49,311	51,627

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net income	$61,612	$67,446	$124,343	$195,690
Other comprehensive income:
Foreign currency translation adjustment	(15,658)	(16,827)	(4,725)	(9,623)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes of ($211)	—	—	360	—
Actuarial gain, net of taxes ($3,110)	—	—	5,306	—
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($285) and $0 for the three months ended and ($833) and $0 for the six months ended, respectively	487	—	1,421	—
Recognized prior service credits, net of taxes of $928 and $921 for the three months ended and $790 and $1,842 for the six months ended, respectively	(1,584)	(1,533)	(1,348)	(3,066)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,097)	(1,533)	5,739	(3,066)
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax of $1,018 and ($685) for the three months ended and $483 and $220 for the six months ended, respectively	(1,766)	906	(754)	(451)
Reclassification of gain included in net earnings, net of tax of $2 and $9 for the three months ended and $2 and $29 for the six months ended, respectively	(34)	(31)	(27)	(66)
Net unrealized (loss) gain cash flow hedges, net of tax	(1,800)	875	(781)	(517)
Total other comprehensive income	(18,555)	(17,485)	233	(13,206)
Total comprehensive income	$43,057	$49,961	$124,576	$182,484

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2015	2014

Operating Activities
Net income	$124,343	$195,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	86,109	76,565
Amortization of acquired contract liabilities	(65,502)	(23,832)
Curtailment charge	2,863	—
Accretion of debt discount	—	1,577
Other amortization included in interest expense	1,945	6,255
Provision for doubtful accounts receivable	1,248	(55)
Provision for deferred income taxes	41,705	100,307
Employee stock-based compensation	1,990	2,056
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(30,945)	57,938
Rotable assets	(1,143)	(1,848)
Inventories	(273,225)	(80,273)
Prepaid expenses and other current assets	5,446	3,405
Accounts payable, accrued expenses	(36,854)	11,231
Accrued pension and other postretirement benefits	(39,549)	(90,071)
Other	3,114	(530)
Net cash (used in) provided by operating activities	(178,455)	258,415
Investing Activities
Capital expenditures	(38,128)	(59,074)
Reimbursements of capital expenditures	—	553
Proceeds from sale of assets	1,561	1,192
Acquisitions, net of cash acquired	(5,986)	(73,901)
Net cash used in investing activities	(42,553)	(131,230)
Financing Activities
Net increase in revolving credit facility	166,094	68,421
Proceeds from issuance of long-term debt and capital leases	108,297	342,960
Repayment of debt and capital lease obligations	(44,207)	(427,343)
Purchase of common stock	—	(93,018)
Payment of deferred financing costs	(143)	(5,513)
Dividends paid	(3,943)	(4,090)
Repayment of government grant	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(96)	(673)
Proceeds from exercise of stock options	—	356
Net cash provided by (used in) financing activities	226,002	(122,098)
Effect of exchange rate changes on cash	1,478	(719)
Net change in cash	6,472	4,368
Cash and cash equivalents at beginning of period	32,617	28,998
Cash and cash equivalents at end of period	$39,089	$33,366
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending March 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2015 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (the "SEC") on May 21, 2015.

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
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). Effective April 1, 2015, the Company adopted this standard. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows (see Note 5 for further discussion). The Company's policy is to exclude debt issuance costs relating to revolving debt instruments as a direct deduction to debt (see Note 5 for further discussion).

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

For the three months ended September 30, 2015, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(6,794), $(4,433) and $(0.09), net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended September 30, 2015, included gross favorable adjustments of approximately $14,484 and gross unfavorable adjustments of approximately $(21,278). For the three months ended September 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(6,164), $(4,186) and $(0.08), net of tax, respectively.
For the six months ended September 30, 2015, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(6,324), $(4,270) and $(0.09), net of tax, respectively. The cumulative catch-up adjustments to operating income for the six months ended September 30, 2015, included gross favorable adjustments of approximately $26,862 and gross unfavorable adjustments of approximately $(33,186). For the six months ended September 30, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(4,450), $(2,927) and $(0.06), net of tax, respectively.

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Included in net sales of the Aerostructures and Aerospace Systems group is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended September 30, 2015 and 2014, the Company recognized $30,404 and $14,865, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income. For the six months ended September 30, 2015 and 2014, the Company recognized $65,502 and $23,832, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
The Aftermarket Services Group provides repair and overhaul services, of which a small portion of services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method of accounting to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customers’ fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 30% and 13% of total trade accounts receivable as of September 30, 2015 and March 31, 2015, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 15% and 16% of total trade accounts receivable as of September 30, 2015 and March 31, 2015, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the six months ended September 30, 2015, were $750,044, or 39% of net sales, of which $634,416, $97,452 and $18,176 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the six months ended September 30, 2014, were $826,698, or 44% of net sales, of which $747,762, $66,092 and $12,844 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.
Sales to Gulfstream for the six months ended September 30, 2015, were $251,384, or 13% of net sales, of which $249,601, $1,776 and $7 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Gulfstream for the six months ended September 30, 2014, were $137,635, or 7% of net sales, of which $135,848, $1,787 and $0 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2015 and 2014, was $1,199 and $1,060, respectively. Stock-based compensation expense for the six months ended September 30, 2015 and 2014, was $1,990 and $2,056, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.3	$678,189	$(204,799)	$473,390
Product rights, technology and licenses	11.7	56,014	(35,970)	20,044
Non-compete agreements and other	15.9	2,928	(654)	2,274
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,175,531	$(241,423)	$934,108

	March 31, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$683,272	$(180,765)	$502,507
Product rights, technology and licenses	11.8	56,302	(33,208)	23,094
Non-compete agreements and other	15.9	2,929	(565)	2,364
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,180,903	$(214,538)	$966,365
Amortization expense for the three months ended September 30, 2015 and 2014, was $14,447 and $11,848, respectively. Amortization expense for the six months ended September 30, 2015 and 2014, was $30,411 and $23,479, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of September 30, 2015 and March 31, 2015, were $107,290 and $112,140, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental Cash Flow Information
The Company paid $2,220 for income taxes, net of refunds received, for the six months ended September 30, 2015. The Company received $24,246 for income refunds, net of payments, for the six months ended September 30, 2014. The Company made interest payments of $30,236 and $52,250 for the six months ended September 30, 2015 and 2014, respectively.
During the three and six months ended September 30, 2015 and 2014, respectively, the Company did not finance any property and equipment additions through capital leases.
During the six months ended September 30, 2014, under the existing stock repurchase program, the Company repurchased 1,386,740 shares for $93,018. As of September 30, 2015, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program.

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
The Company received $160,000 in cash plus assets required to run the business from Spirit-Tulsa to cover the anticipated future cash flow needs of the programs. Goodwill in the amount of $73,800 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes.
The accounting for the business combination is provisional and dependent upon obtaining final valuations and other information for certain assets and liabilities which have not yet been identified, completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities requires the use of judgment to determine the appropriate assumptions.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

December 30, 2014
Inventory	$78,660
Property and equipment	15,409
Goodwill	73,800
Deferred taxes	48,608
Other assets	68,941
Total assets	$285,418

Accounts payable	$1,782
Accrued expenses	16,810
Acquired contract liabilities	358,735
Other noncurrent liabilities	68,091
Total liabilities	$445,418
Based on the information accumulated through the reporting date, the Company has recognized an accrued warranty liability of $74,132 and a related indemnification asset of $68,941 for amounts reimbursed by the seller. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of the Tulsa Programs, whichever is earlier.
The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The Company incurred $5,000 in acquisition-related costs in connection with the Tulsa Programs acquisition.
Acquisition of North American Aircraft Services, Inc.
Effective October 17, 2014, the Company acquired the ownership of all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). NAAS is based in San Antonio, Texas, with fixed-based operator units throughout the United States as well as international locations and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services. The acquired business operates as Triumph Aviation Services - NAAS Division and its results are included in Aftermarket Services Group from the date of acquisition.
The purchase price for the NAAS acquisition was $44,520, net of working capital adjustment of $167. Goodwill in the amount of $25,217 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $17,000 with a weighted-average life of 11.0 years.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of NAAS, in accordance with ASC 805:

October 17, 2014
Cash	$818
Accounts receivable	4,939
Inventory	848
Property and equipment	216
Goodwill	25,217
Intangible assets	17,000
Other assets	225
Total assets	$49,263

Accounts payable	$232
Accrued expenses	911
Other noncurrent liabilities	3,600
Total liabilities	$4,743
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
Acquisition of GE Aviation - Hydraulic Actuation
Effective June 27, 2014, the Company acquired the hydraulic actuation business of GE Aviation ("GE"). GE's hydraulic actuation business consisted of three facilities located in Yakima, Washington, Cheltenham, England and the Isle of Man (IOM) and is a technology leader in actuation systems. GE's key product offerings include complete landing gear actuation systems, door actuation, nose-wheel steerings, hydraulic fuses, manifolds flight control actuation and locking mechanisms for the commercial, military and business jet markets. The acquired business operates as Triumph Actuation Systems-Yakima and Triumph Actuation Systems-UK & IOM and its results are included in Aerospace Systems Group from the date of acquisition.
The purchase price for the GE acquisition was $75,609, which includes cash paid at closing, working capital adjustments and deferred payments of $6,000, which was paid in fiscal 2016. Goodwill in the amount of $150,772 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified intangible assets including customer relationships and technology valued at $26,472 with a weighted-average life of 12.0 years.

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
Based on the information accumulated during the measurement period, and the Company's assessment of the probable outcome of warranty claims, the Company has recognized a liability of $24,514. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
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
The pro forma results presented below include the effects of the GE acquisition as if it had been consummated as of April 1, 2014. The pro forma results include the amortization associated with an estimate of acquired intangible assets and interest expense on debt to fund these acquisitions, as well as fair value adjustments for property and equipment and off-market contracts. To better reflect the combined operating results, nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any expected benefits of the acquisition. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of April 1, 2014, and have been included in the Company's results of operations for fiscal years 2016 and 2015.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$954,774	$994,123	$1,914,412	$1,941,965
Net income	61,612	67,446	124,343	197,560
Earnings per share—basic	$1.25	$1.32	$2.53	$3.85
Earnings per share—diluted	$1.25	$1.32	$2.52	$3.83

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2015	March 31, 2015
Raw materials	$88,279	$73,168
Work-in-process, including manufactured and purchased components	1,490,091	1,305,390
Finished goods	116,813	91,639
Less: unliquidated progress payments	(138,696)	(189,923)
Total inventories	$1,556,487	$1,280,274
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

	September 30, 2015	March 31, 2015
Bombardier	$308,311	$238,871
Embraer	118,229	68,112
Total	$426,540	$306,983
The Company is still in the pre-production stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2018 or later. The transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2015	March 31, 2015

Revolving line of credit	$314,350	$148,255
Term loan	346,875	356,250
Receivable securitization facility	178,700	100,000
Equipment leasing facility and other capital leases	86,679	91,913
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(9,887)	(10,796)
	1,599,695	1,368,600
Less: Current portion	43,048	42,255
	$1,556,647	$1,326,345
Revolving Credit Facility
In May 2014, the Company amended the Credit Facility (defined below) with its lenders to (i) increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to (i) provide for a $375,000 Term Loan with a maturity date of May 14, 2019 (the "2013 Term Loan"), (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000 with a $250,000 accordion feature, (iii) extend the maturity date to November 19, 2018, and (iv) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,795 of financing costs. These costs, along with the $6,507 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

At September 30, 2015, there were $314,350 in borrowings and $25,672 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. At March 31, 2015, there were $148,255 in borrowings and $35,384 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2015, the Company had borrowing capacity under this facility of $659,978 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of September 30, 2015 and March 31, 2015, the interest rate swap agreement had a notional amount of $346,875 and $356,250, respectively. As of September 30, 2015 and March 31, 2015, the interest rate swap agreement had a fair value of $4,378 and $2,743, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its $225,000 Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2015, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At September 30, 2015, there was $178,700 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Capital Leases
During the six months ended September 30, 2015 and 2014, respectively, the Company did not enter into any new leases. During the six months ended September 30, 2015 and 2014, the Company obtained financing for existing fixed assets in the amount of $6,497 and $20,160, respectively.
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
The Company may redeem some or all of the 2021 Notes prior to April 1, 2017, by paying a "make-whole" premium. The Company may redeem some or all of the 2021 Notes on or after April 1, 2017, at specified redemption prices. In addition, prior to April 1, 2016, the Company may redeem up to 35% of the 2021 Notes with the net proceeds of certain equity offerings at a redemption price equal to 104.875% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2021 Notes (the "2021 Indenture").
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
The Company may redeem some or all of the 2022 Notes prior to June 1, 2017, by paying a "make-whole" premium. The Company may redeem some or all of the 2022 Notes on or after June 1, 2017, at specified redemption prices. In addition, prior to June 1, 2017, the Company may redeem up to 35% of the 2022 Notes with the net proceeds of certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2022 Notes (the "2022 Indenture").

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
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the six months ended September 30, 2014, was $67.20. Therefore, for the six months ended September 30, 2014, there were 99,090 additional shares included in the calculation of diluted earnings per share.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,599,695	$1,566,174	$1,368,600	$1,358,306
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2015	2014	2015	2014
Weighted-average common shares outstanding – basic	49,219	51,015	49,208	51,351
Net effect of dilutive stock options and nonvested stock	89	154	103	177
Potential common shares – convertible debt	—	—	—	99
Weighted-average common shares outstanding – diluted	49,308	51,169	49,311	51,627

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2015 and March 31, 2015, the total amount of accrued income tax-related interest and penalties was $223 and $207, respectively.

As of September 30, 2015 and March 31, 2015, the total amount of unrecognized tax benefits was $8,358 and $8,348, respectively, of which $8,358 and $8,348, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
The effective income tax rate for the three months ended September 30, 2015 was 34.7% as compared to 32.1% for the three months ended September 30, 2014. For the three months ended September 30, 2015, the income tax provision included the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods. For the three months ended September 30, 2014, the income tax provision included the benefit of $1,999 from the decrease to the state deferred tax rates.
The effective income tax rate for the six months ended September 30, 2015, was 32.5% as compared to 34.2% for the six months ended September 30, 2014. For the six months ended September 30, 2015, the income tax provision included the benefit of $4,213 from a decrease to the state deferred tax rate and the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods. For the six months ended September 30, 2014, the income tax provision included an unrecognized tax benefits of $1,051, an additional tax benefit related to a net operating loss carryback claim of $367 and the benefit of $1,999 from the decrease to the state deferred tax rates.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of September 30, 2015, the Company was not subject to examination in any state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2015 through September 30, 2015:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2015	$1,414,663	$523,253	$81,309	$2,019,225
Effect of exchange rate changes	435	3,194	(34)	3,595
Balance, September 30, 2015	$1,415,098	$526,447	$81,275	$2,022,820

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
In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying Condensed Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$2,726	$3,257	$5,494	$6,513
Interest cost	22,755	21,950	45,432	43,902
Expected return on plan assets	(40,855)	(36,913)	(81,709)	(73,826)
Amortization of prior service credits	(1,059)	(1,322)	(2,205)	(2,644)
Amortization of net loss	2,468	—	4,990	—
Curtailment charge	—	—	2,863	—
Net periodic benefit income	$(13,965)	$(13,028)	$(25,135)	$(26,055)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$306	$717	$632	$1,434
Interest cost	2,056	3,082	4,126	6,164
Amortization of prior service credits	(1,451)	(1,132)	(2,796)	(2,264)
Amortization of net loss	(1,657)	—	(3,301)	—
Net periodic benefit (income) expense	$(746)	$2,667	$(1,339)	$5,334
The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2015, the Company's largest union-represented group of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the retirement plan, for which actively employed participants will no longer continue to accrue a benefit after 30 years of service. This change resulted in a curtailment charge of approximately $2,863 and is presented on the accompanying Condensed Consolidated Statements of Income as "Curtailment charge"

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2015 and 2014, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance June 30, 2015	$(35,818)	$(1,738)	$(142,566)		$(180,122)
AOCI before reclassifications	(15,658)	(1,766)	—		(17,424)
Amounts reclassified from AOCI	—	(34)	(1,097)	(2)	(1,131)
Net current period AOCI	(15,658)	(1,800)	(1,097)		(18,555)
Balance September 30, 2015	$(51,476)	$(3,538)	$(143,663)		$(198,677)

Balance June 30, 2014	$7,402	$104	$(22,135)		$(14,629)
AOCI before reclassifications	(16,827)	906	—		(15,921)
Amounts reclassified from AOCI	—	(31)	(1,533)	(2)	(1,564)
Net current period AOCI	(16,827)	875	(1,533)		(17,485)
Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)

Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	(4,725)	(754)	5,666		187
Amounts reclassified from AOCI	—	(27)	73	(2)	46
Net current period AOCI	(4,725)	(781)	5,739		233
Balance September 30, 2015	$(51,476)	$(3,538)	$(143,663)		$(198,677)

Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	(9,623)	(451)	—		(10,074)
Amounts reclassified from AOCI	—	(66)	(3,066)	(2)	(3,132)
Net current period AOCI	(9,623)	(517)	(3,066)		(13,206)
Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a curtailment charge, of $2,863 for the six months ended September 30, 2015.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Aerostructures	$604,874	$632,510	$1,216,711	$1,244,670
Aerospace systems	280,155	288,902	557,803	508,754
Aftermarket services	73,777	74,343	148,522	141,951
Elimination of inter-segment sales	(4,032)	(1,632)	(8,624)	(4,347)
	$954,774	$994,123	$1,914,412	$1,891,028

Income before income taxes:
Operating income (expense):
Aerostructures	$67,099	$70,008	$130,243	$138,827
Aerospace systems	46,140	46,214	97,393	83,567
Aftermarket services	9,125	11,620	19,112	22,124
Corporate	(12,317)	(13,144)	(28,835)	110,704
	110,047	114,698	217,913	355,222
Interest expense and other	15,631	15,386	33,747	57,746
	$94,416	$99,312	$184,166	$297,476

Depreciation and amortization:
Aerostructures	$25,506	$25,314	$54,225	$50,835
Aerospace systems	14,251	11,147	26,205	20,665
Aftermarket services	2,428	1,926	4,890	3,803
Corporate	390	627	789	1,262
	$42,575	$39,014	$86,109	$76,565

Amortization of acquired contract liabilities, net:
Aerostructures	$20,393	$4,783	$44,990	$9,900
Aerospace systems	10,011	10,082	20,512	13,932
	$30,404	$14,865	$65,502	$23,832

Adjusted EBITDA:
Aerostructures	$72,212	$90,539	$139,478	$179,762
Aerospace systems	50,380	47,279	103,086	90,300
Aftermarket services	11,553	13,546	24,002	25,927
Corporate	(11,927)	(12,517)	(25,183)	(22,727)
	$122,218	$138,847	$241,383	$273,262

Capital expenditures:
Aerostructures	$12,897	$23,027	$24,523	$38,638
Aerospace systems	6,423	10,588	11,934	16,251
Aftermarket services	711	2,353	1,333	4,033
Corporate	81	29	338	152
	$20,112	$35,997	$38,128	$59,074

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2015	March 31, 2015
Total Assets:
Aerostructures	$4,365,902	$4,091,852
Aerospace systems	1,432,958	1,460,064
Aftermarket services	368,746	375,752
Corporate	104,965	168,386
	$6,272,571	$6,096,054

During the three months ended September 30, 2015 and 2014, the Company had international sales of $188,308 and $191,849, respectively. During the six months ended September 30, 2015 and 2014, the Company had international sales of $379,625 and $351,683, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of September 30, 2015 and March 31, 2015, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2015 and 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$612	$312	$38,165	$—	$39,089
Trade and other receivables, net	3,203	224,361	313,338	—	540,902
Inventories	—	1,455,368	101,119	—	1,556,487
Rotable assets	—	35,750	16,585	—	52,335
Deferred income taxes	—	73,700	123	—	73,823
Prepaid expenses and other	4,336	17,694	6,745	—	28,775
Total current assets	8,151	1,807,185	476,075	—	2,291,411
Property and equipment, net	7,573	776,184	130,547	—	914,304
Goodwill and other intangible assets, net	—	2,754,973	201,955	—	2,956,928
Other, net	12,903	79,806	17,219	—	109,928
Intercompany investments and advances	4,029,045	81,541	78,195	(4,188,781)	—
Total assets	$4,057,672	$5,499,689	$903,991	$(4,188,781)	$6,272,571

Current liabilities:
Current portion of long-term debt	$23,720	$19,328	$—	$—	$43,048
Accounts payable	3,912	350,812	45,203	—	399,927
Accrued expenses	42,550	322,721	39,002	—	404,273
Total current liabilities	70,182	692,861	84,205	—	847,248
Long-term debt, less current portion	1,308,097	69,850	178,700	—	1,556,647
Intercompany advances	402,762	2,021,140	341,450	(2,765,352)	—
Accrued pension and other postretirement benefits, noncurrent	7,633	482,895	1,905	—	492,433
Deferred income taxes and other	11,617	1,047,351	59,893	—	1,118,861
Total stockholders’ equity	2,257,381	1,185,592	237,838	(1,423,429)	2,257,382
Total liabilities and stockholders’ equity	$4,057,672	$5,499,689	$903,991	$(4,188,781)	$6,272,571

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$620	$419	$31,578	$—	$32,617
Trade and other receivables, net	3,578	180,874	337,149	—	521,601
Inventories	—	1,200,941	79,333	—	1,280,274
Rotable assets	—	35,248	13,572	—	48,820
Deferred income taxes	—	145,352	—	—	145,352
Prepaid expenses and other	6,509	10,549	6,011	—	23,069
Total current assets	10,707	1,573,383	467,643	—	2,051,733
Property and equipment, net	8,209	807,070	135,455	—	950,734
Goodwill and other intangible assets, net	—	2,780,855	204,735	—	2,985,590
Other, net	13,805	80,806	13,386	—	107,997
Intercompany investments and advances	4,062,058	81,540	63,897	(4,207,495)	—
Total assets	$4,094,779	$5,323,654	$885,116	$(4,207,495)	$6,096,054

Current liabilities:
Current portion of long-term debt	$19,024	$23,231	$—	$—	$42,255
Accounts payable	8,919	382,143	38,072	—	429,134
Accrued expenses	38,275	326,694	46,879	—	411,848
Total current liabilities	66,218	732,068	84,951	—	883,237
Long-term debt, less current portion	1,155,299	71,046	100,000	—	1,326,345
Intercompany advances	719,525	1,769,564	407,722	(2,896,811)	—
Accrued pension and other postretirement benefits, noncurrent	7,517	527,741	3,123	—	538,381
Deferred income taxes and other	10,435	1,138,648	63,224	—	1,212,307
Total stockholders’ equity	2,135,785	1,084,587	226,096	(1,310,684)	2,135,784
Total liabilities and stockholders’ equity	$4,094,779	$5,323,654	$885,116	$(4,207,495)	$6,096,054

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$876,282	$95,355	$(16,863)	$954,774

Operating costs and expenses:
Cost of sales	—	667,591	80,103	(16,863)	730,831
Selling, general and administrative	11,908	49,803	9,610	—	71,321
Depreciation and amortization	389	37,766	4,420	—	42,575
	12,297	755,160	94,133	(16,863)	844,727
Operating (loss) income	(12,297)	121,122	1,222	—	110,047
Intercompany interest and charges	(50,709)	48,401	2,308	—	—
Interest expense and other	15,133	2,193	(1,695)	—	15,631
Income before income taxes	23,279	70,528	609	—	94,416
Income tax expense	5,487	26,196	1,121	—	32,804
Net income	17,792	44,332	(512)	—	61,612
Other comprehensive loss	(1,800)	(1,097)	(15,658)	—	(18,555)
Total comprehensive income (loss)	$15,992	$43,235	$(16,170)	$—	$43,057

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$909,720	$90,664	$(6,261)	$994,123

Operating costs and expenses:
Cost of sales	—	705,399	72,307	(6,261)	771,445
Selling, general and administrative	12,493	47,264	9,013	—	68,770
Depreciation and amortization	626	34,512	3,876	—	39,014
Relocation costs	—	196	—	—	196
	13,119	787,371	85,196	(6,261)	879,425
Operating (loss) income	(13,119)	122,349	5,468	—	114,698
Intercompany interest and charges	(52,345)	50,142	2,203	—	—
Interest expense and other	15,014	2,388	(2,016)	—	15,386
Income before income taxes	24,212	69,819	5,281	—	99,312
Income tax expense	5,553	26,295	18	—	31,866
Net income	18,659	43,524	5,263	—	67,446
Other comprehensive income (loss)	1,456	(1,533)	(17,408)	—	(17,485)
Total comprehensive income (loss)	$20,115	$41,991	$(12,145)	$—	$49,961

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,761,725	$181,492	$(28,805)	$1,914,412

Operating costs and expenses:
Cost of sales	—	1,339,900	151,830	(28,805)	1,462,925
Selling, general and administrative	25,060	102,241	17,301	—	144,602
Depreciation and amortization	789	72,808	12,512	—	86,109
Curtailment charge	2,863	—	—	—	2,863
	28,712	1,514,949	181,643	(28,805)	1,696,499
Operating (loss) income	(28,712)	246,776	(151)	—	217,913
Intercompany interest and charges	(104,300)	99,913	4,387	—	—
Interest expense and other	29,648	5,083	(984)	—	33,747
Income before income taxes	45,940	141,780	(3,554)	—	184,166
Income tax expense	5,476	52,590	1,757	—	59,823
Net income (loss)	40,464	89,190	(5,311)	—	124,343
Other comprehensive (loss) income	(781)	5,739	(4,725)	—	233
Total comprehensive income (loss)	$39,683	$94,929	$(10,036)	$—	$124,576

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2014
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$40,464	$89,190	$(5,311)	$—	$124,343

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	4,328	(320,943)	7,972	5,845	(302,798)
Net cash provided by (used in) operating activities	44,792	(231,753)	2,661	5,845	(178,455)
Capital expenditures	(338)	(30,316)	(7,474)	—	(38,128)
Proceeds from sale of assets	—	1,408	153	—	1,561
Acquisitions, net of cash acquired	—	14	(6,000)	—	(5,986)
Net cash used in investing activities	(338)	(28,894)	(13,321)	—	(42,553)
Net increase in revolving credit facility	166,094	—	—	—	166,094
Proceeds on issuance of debt	—	6,497	101,800	—	108,297
Retirements and repayments of debt	(9,511)	(11,596)	(23,100)	—	(44,207)
Payments of deferred financing costs	(143)	—	—	—	(143)
Dividends paid	(3,943)	—	—	—	(3,943)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	(196,863)	265,639	(62,931)	(5,845)	—
Net cash (used in) provided by financing activities	(44,462)	260,540	15,769	(5,845)	226,002
Effect of exchange rate changes on cash	—	—	1,478	—	1,478
Net change in cash and cash equivalents	(8)	(107)	6,587	—	6,472
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$612	$312	$38,165	$—	$39,089

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$108,365	$83,728	$3,597	$—	$195,690

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(218,022)	249,129	21,295	10,323	62,725
Net cash (used in) provided by operating activities	(109,657)	332,857	24,892	10,323	258,415
Capital expenditures	(152)	(49,296)	(9,626)	—	(59,074)
Reimbursed capital expenditures	—	553	—	—	553
Proceeds from sale of assets	—	1,124	68	—	1,192
Acquisitions, net of cash acquired	—	—	(73,901)	—	(73,901)
Net cash used in investing activities	(152)	(47,619)	(83,459)	—	(131,230)
Net increase in revolving credit facility	68,421	—	—	—	68,421
Proceeds on issuance of debt	300,000	20,160	22,800	—	342,960
Retirements and repayments of debt	(391,725)	(10,218)	(25,400)	—	(427,343)
Purchase of common stock	(93,018)	—	—	—	(93,018)
Payments of deferred financing costs	(5,513)	—	—	—	(5,513)
Dividends paid	(4,090)	—	—	—	(4,090)
Withholding of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Repayment of government grant	—	(3,198)	—	—	(3,198)
Proceeds from exercise of stock options	356	—	—	—	356
Intercompany financing and advances	233,859	(292,557)	69,021	(10,323)	—
Net cash provided by (used in) financing activities	107,617	(285,813)	66,421	(10,323)	(122,098)
Effect of exchange rate changes on cash	—	—	(719)	—	(719)
Net change in cash and cash equivalents	(2,192)	(575)	7,135	—	4,368
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$628	$574	$32,164	$—	$33,366

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    COMMITMENTS AND CONTINGENCIES
On June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit in the 298th Judicial District Court of Dallas County, Texas against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 (as modified and amended, the “Lease”) covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). American Brownfield purchased the Jefferson Street Facility from the Department of the Navy, the owner of the Jefferson Street Facility and lessor under the Lease when the Lease was executed, and took an assignment of the Lease on October 5, 2012. Triumph Aerostructures surrendered possession of the Jefferson Street Facility to American Brownfield on March 28, 2014. In its current petition, American Brownfield asserts claims based on alleged breaches of the Lease, including claims for liquidated damages for failure to timely surrender possession, damages for breaches of environmental, maintenance and repair obligations, damages for failure to remove certain property that should have been removed and removal of other property that should have remained, and damages for failure to restore the premises or provide compensation for damage to the premises during occupancy. On June 15, 2015, American Brownfield served its expert reports which, for the first time, specified the amounts of the damages it would be claiming, totaling approximately $70,000. The case is currently set for trial by jury on December 7, 2015. Extensive discovery, including numerous depositions and continuing production of voluminous documents, has been ongoing for several months and is expected to continue until shortly before trial. We believe Triumph Aerostructures has valid defenses and intend to continue to vigorously contest American Brownfield’s claims.
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

14.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas facility to accommodate this relocation. The Company incurred approximately $196 of expenses related to the relocation during the three months ended September 30, 2014, shown separately on the accompanying Condensed Consolidated Statements of Income. The Company incurred approximately $3,193 of expenses related to the relocation during the six months ended September 30, 2014, shown separately on the accompanying Condensed Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.
15.    SUBSEQUENT EVENTS
On October 21, 2015, the Company acquired all of the issued and outstanding shares of Fairchild Controls Corporation ("Fairchild") for approximately $54,593. The acquired business will operate as Triumph Thermal Systems - Maryland, Inc. and will be included in the Aerospace Systems Group. Fairchild is based in Fairchild, Maryland and is a leading provider of proprietary thermal management systems, auxiliary power generation systems and related aftermarket spares and repairs.

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
Highlights for the second quarter of the fiscal year ending March 31, 2016, included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2016, decreased 4.0% over the prior year period to $954.8 million.

•	Operating income in the second quarter of fiscal 2016 was $110.0 million compared to operating income of $114.7 million for the second quarter of fiscal 2015.

•	Net income for the second quarter of fiscal 2016 was $61.6 million compared to net income of $67.4 million for the second quarter of fiscal 2015.

•
Backlog as of September 30, 2015, increased 0.9% year over year to $4.82 billion. Of our existing backlog of $4.82 billion, we estimate that approximately $2.05 billion will not be shipped by September 30, 2016.

•	Net income for the second quarter of fiscal 2016 was $1.25 per diluted common share, as compared to $1.32 per diluted share in the prior year period.

•
We used $178.5 million of cash flow from operating activities for the six months ended September 30, 2015, as compared to cash provided by operations of $258.4 million in the prior year period, which included the cash received from legal settlement of $134.7 million partially offset by $55.4 million of pension contributions.

As of September 30, 2015, we have incurred approximately $426.5 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. In July 2015, Bombardier announced that the Global 700/8000 program is expected to enter into service in the second half of 2018.
We currently have a few new programs that are either in the pre-production phase or the early stages of recurring production including Bombardier and Embraer. We expect that inventory balances will continue to grow between $70.0 million - $100.0 million for the remainder of fiscal 2016. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
As disclosed during fiscal 2015, we recognized a provision for forward losses associated with our long-term contract on the 747-8 program. There is still risk similar to what we have experienced on the 747-8 program. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these long-term programs.
The next twelve months will be a critical time for this program as we attempt to return to a baseline performance for the recurring cost structure. Recognition of additional forward-losses in the future periods continues to be a risk and will depend upon several factors, including our market forecast, possible airplane program delays and production rate changes, our ability to

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

successfully perform under current design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
In September 2015, Boeing announced its decision to insource production of the 747-8 program beginning in the second half of fiscal 2019, effectively terminating this program with us after our current contract. If we are unable to replace this work with new or similar manufacture content, there is risk of additional costs associated with exiting the facilities where this program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors, which if not mitigated, could result in additional future charges of up to $75.0 million. This estimate includes cash outflows of approximately $38.0 million, but excludes any potential changes in pension benefit obligations or potential impairment of other non-amortizing long-lived assets (such as goodwill or the Vought tradename).
Our union employees with United Auto Workers Local 848 at our Red Oak, Texas facility and United Auto Workers Local 952 at our Tulsa, Oklahoma facility are currently working without a contract. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
Effective December 30, 2014, a wholly-owned subsidiary of the Company, Triumph Aerostructures - Tulsa, LLC doing business as Triumph Aerostructures-Vought Aircraft Division-Tulsa, completed the acquisition of the Gulfstream G650 and G280 wing programs located in Tulsa, Oklahoma (the "Tulsa Programs") from Spirit AeroSystems, Inc. ("Spirit"). The acquisition of the Tulsa Programs establishes the Company as a leader in fully integrated wing design, engineering and production and advances its standing as a strategic Tier One Capable aerostructures supplier. The acquired business operates as Triumph Aerostructures-Vought Aircraft Division-Tulsa and its results are included in the Aerostructures Group from the date of acquisition.
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
Effective June 27, 2014, the Company acquired the hydraulic actuation business of GE Aviation ("GE"). GE's hydraulic actuation business consisted of three facilities located in Yakima, Washington, Cheltenham, England and the Isle of Man ("IOM") and is a technology leader in actuation systems. GE's key product offerings included complete landing gear actuation systems, door actuation, nose-wheel steerings, hydraulic fuses, manifolds flight control actuation and locking mechanisms for the commercial, military and business jet markets. The acquired business operates as Triumph Actuation Systems-Yakima and Triumph Actuation Systems-UK & IOM and its results are included in Aerospace Systems Group from the date of acquisition.

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives, legal settlements and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the U.S. GAAP financial measure most directly comparable to it is income from continuing operations. In calculating Adjusted EBITDA, we exclude

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA as a substitute for any U.S. GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our Adjusted EBITDA.
Adjusted EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

otherwise available for use in our business. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.
Management compensates for the above-described limitations of using non-GAAP measures only to supplement our U.S. GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$61,612	$67,446	$124,343	$195,690
Gain on legal settlement, net of expenses	—	—	—	(134,693)
Curtailment charge	—	—	2,863	—
Amortization of acquired contract liabilities, net	(30,404)	(14,865)	(65,502)	(23,832)
Depreciation and amortization	42,575	39,014	86,109	76,565
Interest expense and other	15,631	15,386	33,747	57,746
Income tax expense	32,804	31,866	59,823	101,786
Adjusted EBITDA	$122,218	$138,847	$241,383	$273,262
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$110,047	$67,099	$46,140	$9,125	$(12,317)
Amortization of acquired contract liabilities, net	(30,404)	(20,393)	(10,011)	—	—
Depreciation and amortization	42,575	25,506	14,251	2,428	390
Adjusted EBITDA	$122,218	$72,212	$50,380	$11,553	$(11,927)

	Three Months Ended September 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$114,698	$70,008	$46,214	$11,620	$(13,144)
Amortization of acquired contract liabilities, net	(14,865)	(4,783)	(10,082)	—	—
Depreciation and amortization	39,014	25,314	11,147	1,926	627
Adjusted EBITDA	$138,847	$90,539	$47,279	$13,546	$(12,517)

	Six Months Ended September 30, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$217,913	$130,243	$97,393	$19,112	$(28,835)
Curtailment charge	2,863	—	—	—	2,863
Amortization of acquired contract liabilities, net	(65,502)	(44,990)	(20,512)	—	—
Depreciation and amortization	86,109	54,225	26,205	4,890	789
Adjusted EBITDA	$241,383	$139,478	$103,086	$24,002	$(25,183)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$355,222	$138,827	$83,567	$22,124	$110,704
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(23,832)	(9,900)	(13,932)	—	—
Depreciation and amortization	76,565	50,835	20,665	3,803	1,262
Adjusted EBITDA	$273,262	$179,762	$90,300	$25,927	$(22,727)
Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net sales	$954,774	$994,123
Segment operating income	$122,364	$127,842
Corporate expense	(12,317)	(13,144)
Total operating income	110,047	114,698
Interest expense and other	15,631	15,386
Income tax expense	32,804	31,866
Net income	$61,612	$67,446

Net sales decreased by $39.3 million, or 4.0%, to $954.8 million for the three months ended September 30, 2015, from $994.1 million for the three months ended September 30, 2014. The acquisitions of NAAS and the Tulsa Programs contributed $85.1 million in net sales. Organic sales decreased $124.4 million, or 12.5%, due to production rate reductions by our customers on the 747-8, A330, and C-17 programs. Net sales for the three months ended September 30, 2015, included $12.6 million in total non-recurring revenues, as compared to $7.3 million in non-recurring revenues for the three months ended September 30, 2014. The prior year period was negatively impacted by our customers' decreased production rates on existing programs.
Cost of sales decreased $40.6 million, or 5.3%, to $730.8 million for the three months ended September 30, 2015, from $771.4 million for the three months ended September 30, 2014. The acquisitions of NAAS and the Tulsa Programs contributed $71.7 million to cost of sales. Organic cost of sales decreased $112.3 million, or 14.5%, due to the decrease in organic sales mentioned above. Organic gross margin for the three months ended September 30, 2015, was 24.1%, as compared to 22.7% for the prior year period. Gross margin for the three months ended September 30, 2015, included a benefit due to the settlement of a grant with the state of Texas ($5.3 million). The prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from the Jefferson Street facilities ($3.3 million).
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($6.8 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($14.5 million) and gross unfavorable adjustments ($21.3 million). The cumulative catch-up adjustments for the three months ended September 30, 2015, were due mainly to provisions for forward losses on programs other than the 747-8. Gross margin for the three months ended September 30, 2014, included net unfavorable cumulative catch-up adjustments ($6.2 million).

Segment operating income decreased by $5.5 million, or 4.3%, to $122.4 million for the three months ended September 30, 2015, from $127.8 million for the three months ended September 30, 2014. The acquisitions of NAAS and the Tulsa Programs contributed $11.8 million to segment operating income. Organic segment operating income decreased $17.3 million, or 13.5%, due to the decrease in organic sales mentioned above, and facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory ($5.4 million), increased product development costs ($1.5 million), an

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million) which were partially offset by costs related to the relocation from our Jefferson Street facilities incurred in the prior year period ($3.3 million).
Corporate expenses decreased by $0.8 million, or 6.3%, to $12.3 million for the three months ended September 30, 2015, from $13.1 million for the three months ended September 30, 2014. This difference is due to a reduction in discretionary spending ($1.0 million).
Interest expense and other increased by $0.2 million, or 1.6%, to $15.6 million for the three months ended September 30, 2015, compared to $15.4 million for the prior year period.
The effective income tax rate for the three months ended September 30, 2015, was 34.7% compared to 32.1% for the three months ended September 30, 2014. For the three months ended September 30, 2015, the income tax provision included the benefit related to the effects of transfer pricing adjustments carried back to prior periods ($0.4 million). For the three months ended September 30, 2014, the income tax provision included the decrease to the state deferred tax rate ($2.0 million). For the fiscal year ending March 31, 2016, the Company expects its effective tax rate to be approximately 34.8%.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
Business Segment Performance - Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended September 30,
Aerostructures	2015	2014
Commercial aerospace	36.7%	39.4%
Military	9.7%	15.3%
Business Jets	16.3%	8.3%
Regional	0.4%	0.2%
Non-aviation	0.2%	0.3%
Total Aerostructures net sales	63.3%	63.5%
Aerospace Systems
Commercial aerospace	14.4%	13.4%
Military	10.5%	11.5%
Business Jets	2.1%	1.5%
Regional	0.9%	0.9%
Non-aviation	1.2%	1.6%
Total Aerospace Systems net sales	29.1%	28.9%
Aftermarket Services
Commercial aerospace	5.9%	6.4%
Military	1.2%	0.6%
Regional	0.5%	0.5%
Non-aviation	—%	0.1%
Total Aftermarket Services net sales	7.6%	7.6%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Total Sales
	2015	2014	% Change	2015	2014
	(in thousands)
NET SALES
Aerostructures	$604,874	$632,510	(4.4)%	63.4%	63.6%
Aerospace Systems	280,155	288,902	(3.0)%	29.3%	29.1%
Aftermarket Services	73,777	74,343	(0.8)%	7.7%	7.5%
Elimination of inter-segment sales	(4,032)	(1,632)	147.1%	(0.4)%	(0.2)%
Total Net Sales	$954,774	$994,123	(4.0)%	100.0%	100.0%

	Three Months Ended September 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$67,099	$70,008	(4.2)%	11.1%	11.1%
Aerospace Systems	46,140	46,214	(0.2)%	16.5%	16.0%
Aftermarket Services	9,125	11,620	(21.5)%	12.4%	15.6%
Corporate	(12,317)	(13,144)	6.3%	n/a	n/a
Total Operating Income	$110,047	$114,698	(38.7)%	11.5%	11.5%

	Three Months Ended September 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$72,212	$90,539	(20.2)%	11.9%	14.3%
Aerospace Systems	50,380	47,279	6.6%	18.0%	16.4%
Aftermarket Services	11,553	13,546	(14.7)%	15.7%	18.2%
Corporate	(11,927)	(12,517)	4.7%	n/a	n/a
	$122,218	$138,847	(11.7)%	12.8%	14.0%

Aerostructures: The Aerostructures segment net sales decreased by $27.6 million, or 4.4%, to $604.9 million for the three months ended September 30, 2015, from $632.5 million for the three months ended September 30, 2014. Organic sales decreased $105.0 million, or 16.6%. The Tulsa Programs contributed $77.4 million in net sales. Organic sales decreased primarily due to production rate reductions by our customers on the 747-8, A330, and C-17 programs. Net sales for the three months ended September 30, 2015, included $12.6 million in total non-recurring revenues, as compared to $7.2 million in total non-recurring revenues for the three months ended September 30, 2014.
Aerostructures segment cost of sales decreased by $25.7 million, or 5.0%, to $490.5 million for the three months ended September 30, 2015, from $516.2 million for the three months ended September 30, 2014. Organic cost of sales decreased $92.6 million, or 17.9% and the Tulsa Programs contributed $66.9 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above plus the benefit due to the settlement of a grant with the state of Texas ($5.3 million) and the prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($3.3 million). Organic gross margin for the three months ended September 30, 2015, was 19.7% compared with 18.4% for the three months ended September 30, 2014.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Segment cost of sales for the three months ended September 30, 2015, included net unfavorable cumulative catch-up adjustments ($6.8 million). The gross margin percent decreased during the three months ended September 30, 2015, as the result of net unfavorable cumulative catch-up adjustments with gross favorable adjustments ($14.5 million) and gross unfavorable adjustments ($21.3 million). The cumulative catch-up adjustments for the three months ended September 30, 2015, were due mainly to provisions for forward losses on programs other than the 747-8. Segment operating income for the three months ended September 30, 2014, included net unfavorable cumulative catch-up adjustments ($6.2 million).
Aerostructures segment operating income decreased by $2.9 million, or 4.2%, to $67.1 million for the three months ended September 30, 2015, from $70.0 million for the three months ended September 30, 2014. Operating income for the three months ended September 30, 2015, was directly affected by the decreased sales as discussed above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 11.1% for the three months ended September 30, 2015 and 2014, respectively.

Aerospace Systems: The Aerospace Systems segment net sales decreased by $8.7 million, or 3.0%, to $280.2 million for the three months ended September 30, 2015, from $288.9 million for the three months ended September 30, 2014, primarily due to order timing on certain military programs, slower commercial rotorcraft demand and lower aftermarket revenue.
Aerospace Systems segment cost of sales decreased by $11.5 million, or 5.7%, to $190.5 million for the three months ended September 30, 2015, from $202.0 million for the three months ended September 30, 2014, due to the decrease in net sales noted above. Gross margin for the three months ended September 30, 2015, was 32.0% compared with 30.1% for the three months ended September 30, 2014, with improvement due to the change in sales mix.
Aerospace Systems segment operating income decreased by $0.1 million, or 0.2%, to $46.1 million for the three months ended September 30, 2015, from $46.2 million for the three months ended September 30, 2014. Operating income decreased due to the facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory ($5.4 million), offset by improved gross margins noted above and decreased compensation expense ($2.6 million). The increase in Adjusted EBITDA year over year, is due to the change in sales mix noted above.
Aerospace Systems segment operating income as a percentage of segment sales increased to 16.5% for the three months ended September 30, 2015, as compared to 16.0% for the three months ended September 30, 2014, due to the improvement in gross margins as noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales decreased by $0.6 million, or 0.8%, to $73.8 million for the three months ended September 30, 2015, from $74.3 million for the three months ended September 30, 2014. Organic sales decreased $8.3 million, or 11.1%, and the acquisition of NAAS contributed $7.7 million. Organic sales decreased due to a decreased demand from commercial customers.
Aftermarket Services segment cost of sales decreased by $1.1 million, or 1.9%, to $53.8 million for the three months ended September 30, 2015, from $54.9 million for the three months ended September 30, 2014. Organic cost of sales decreased $5.8 million, or 10.5%, and the acquisition of NAAS contributed $4.7 million. The organic cost of sales decreased due to the decrease in organic sales noted above. Organic gross margin for the three months ended September 30, 2015, was 25.7% compared with 26.2% for the three months ended September 30, 2014. The organic gross margin decrease was the result of a change in sales mix.
Aftermarket Services segment operating income decreased by $2.5 million, or 21.5%, to $9.1 million for the three months ended September 30, 2015, from $11.6 million for the three months ended September 30, 2014. Organic operating income decreased $4.1 million, or 35.3%, and the acquisition of NAAS contributed $1.6 million. Organic operating income decreased due to the decreased gross margin as noted above and due to an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales decreased to 12.4% for the three months ended September 30, 2015, as compared to 15.6% for the three months ended September 30, 2014, due to the decreased gross margin noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Six months ended September 30, 2015 compared to six months ended September 30, 2014

	Six Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net sales	$1,914,412	$1,891,028
Segment operating income	$246,748	$244,518
Corporate (expense) income	(28,835)	110,704
Total operating income	217,913	355,222
Interest expense and other	33,747	57,746
Income tax expense	59,823	101,786
Net income	$124,343	$195,690

Net sales increased by $23.4 million, or 1.2%, to $1.91 billion for the six months ended September 30, 2015, from $1.89 billion for the six months ended September 30, 2014. The fiscal 2015 acquisitions contributed $248.8 million in net sales. Organic sales decreased $225.5 million, or 12.3%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs, A330, and C-17 programs. Net sales for the six months ended September 30, 2015, included $14.4 million in total non-recurring revenues, as compared to $12.6 million in non-recurring revenues for the six months ended September 30, 2014. The prior year period was negatively impacted by our customers' decreased production rates on existing programs.
Cost of sales increased $6.7 million, or 0.5%, to $1.46 billion for the six months ended September 30, 2015, from $1.46 billion for the six months ended September 30, 2014. The fiscal 2015 acquisitions contributed $196.0 million to cost of sales. Organic cost of sales decreased $188.6 million, or 13.4%, due to the decrease in organic sales mentioned above. Organic gross margin for the six months ended September 30, 2015, was 24.0%, as compared to 23.1% for the prior year period, the improved gross margin is due to the benefit from the settlement of a grant with the state of Texas ($5.3 million). The prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from the Jefferson Street facilities ($6.7 million), a customer settlement charge ($5.0 million), and further reductions to profitability estimates on the 747-8 program, changes in sales mix and offset by improved pension and other postretirement benefit expenses ($10.9 million).
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($6.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($26.9 million) and gross unfavorable adjustments of ($33.2 million). The cumulative catch-up adjustments for the six months ended September 30, 2015, were due mainly to a provision for forward losses on programs other than the 747-8. Gross margin for the six months ended September 30, 2014, included net unfavorable cumulative catch-up adjustments ($4.5 million).

Segment operating income increased by $2.2 million, or 0.9%, to $246.7 million for the six months ended September 30, 2015, from $244.5 million for the six months ended September 30, 2014. The fiscal 2015 acquisitions contributed $43.5 million to segment operating income. Organic segment operating income decreased $41.8 million, or 17.6%, due to the decrease in organic sales and gross margin changes mentioned above, facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory ($5.4 million) and costs related to exiting a facility in China ($1.9 million).
Corporate expenses were $28.8 million for the six months ended September 30, 2015, as compared to income of $110.7 million for the six months ended September 30, 2014. This difference is due to the legal settlement reached during the first quarter of fiscal 2015 between the Company and Eaton Corporation and several of its subsidiaries, for a net gain of $134.7 million, partially offset by increased compensation expense ($2.1 million) largely due to severance to the former Chief Executive Officer, increased consulting fees ($4.0 million), and a pension curtailment charge ($2.9 million) as result of a plan amendment to our largest union-represented group of employees.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other decreased by $24.0 million, or 41.6%, to $33.7 million for the six months ended September 30, 2015, compared to $57.7 million for the prior year period. Interest expense and other for the six months ended September 30, 2015 included foreign exchange losses ($1.9 million). Interest expense and other for the prior year period included the redemption of the 2018 Notes, which included pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees ($22.7 million).

The effective income tax rate for the six months ended September 30, 2015, was 32.5% compared to 34.2% for the six months ended September 30, 2014. For the six months ended September 30, 2015, the income tax provision was reduced to reflect the benefit from a decrease to the state deferred tax rate ($4.2 million) and the benefit related to the effects of transfer pricing adjustments carried back to prior periods ($0.4 million). For the six months ended September 30, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits ($1.1 million), the additional tax benefit related to the net operating loss carryback claim ($0.4 million) and the benefit from the decrease of the state deferred tax rate ($2.0 million). For the fiscal year ending March 31, 2016, the Company expects its effective tax rate to be approximately 34.8%.

Business Segment Performance - Six months ended September 30, 2015 compared to six months ended September 30, 2014

	Six Months Ended September 30,
Aerostructures	2015	2014
Commercial aerospace	36.6%	41.1%
Military	9.9%	14.9%
Business Jets	16.4%	9.1%
Regional	0.4%	0.4%
Non-aviation	0.2%	0.3%
Total Aerostructures net sales	63.5%	65.8%
Aerospace Systems
Commercial aerospace	14.3%	11.6%
Military	10.5%	11.2%
Business Jets	2.0%	1.5%
Regional	0.9%	0.9%
Non-aviation	1.3%	1.6%
Total Aerospace Systems net sales	29.0%	26.8%
Aftermarket Services
Commercial aerospace	5.9%	6.1%
Military	1.3%	0.7%
Regional	0.3%	0.5%
Non-aviation	—%	0.1%
Total Aftermarket Services net sales	7.5%	7.4%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Total Sales
	2015	2014	% Change	2015	2014
	(in thousands)
NET SALES
Aerostructures	$1,216,711	$1,244,670	(2.2)%	63.6%	65.8%
Aerospace Systems	557,803	508,754	9.6%	29.1%	26.9%
Aftermarket Services	148,522	141,951	4.6%	7.8%	7.5%
Elimination of inter-segment sales	(8,624)	(4,347)	98.4%	(0.5)%	(0.2)%
Total Net Sales	$1,914,412	$1,891,028	1.2%	100.0%	100.0%

	Six Months Ended September 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$130,243	$138,827	(6.2)%	10.7%	11.2%
Aerospace Systems	97,393	83,567	16.5%	17.5%	16.4%
Aftermarket Services	19,112	22,124	(13.6)%	12.9%	15.6%
Corporate	(28,835)	110,704	126.0%	n/a	n/a
Total Operating Income	$217,913	$355,222	(38.7)%	11.4%	18.8%

	Six Months Ended September 30,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$139,478	$179,762	(22.4)%	11.5%	14.4%
Aerospace Systems	103,086	90,300	14.2%	18.5%	17.7%
Aftermarket Services	24,002	25,927	(7.4)%	16.2%	18.3%
Corporate	(25,183)	(22,727)	(10.8)%	n/a	n/a
	$241,383	$273,262	(11.7)%	12.6%	14.5%

Aerostructures: The Aerostructures segment net sales decreased by $28.0 million, or 2.2%, to $1.22 billion for the six months ended September 30, 2015, from $1.24 billion for the six months ended September 30, 2014. Organic sales decreased $192.4 million, or 15.5%. The Tulsa Programs contributed $164.4 million in net sales. Organic sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs, A330, and C-17 programs. Net sales for the six months ended September 30, 2015, included $12.6 million in total non-recurring revenues, as compared to $12.6 million in total non-recurring revenues for the six months ended September 30, 2014.
Aerostructures segment cost of sales decreased by $24.1 million, or 2.4%, to $0.99 billion for the six months ended September 30, 2015, from $1.01 billion for the six months ended September 30, 2014. Organic cost of sales decreased $165.1 million, or 16.4% and the Tulsa Programs contributed $140.5 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above and plus the benefit due to the settlement of a grant with the state of Texas ($5.3 million). The prior year period included additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($6.7 million) a customer settlement charge ($5.0 million), and further reductions to profitability estimates on the 747-8 program, changes in sales mix and offset by improved pension and other postretirement benefit expenses ($10.9 million). Organic gross margin for the six months ended September 30, 2015, was 19.7% compared with 18.9% for the six months ended September 30, 2014. The prior year period's gross margin was impacted by additional program costs previously mentioned.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Segment cost of sales for the six months ended September 30, 2015, included net unfavorable cumulative catch-up adjustments ($6.3 million). The cumulative catch-up adjustments to gross margin for the six months ended September 30, 2015, included gross favorable adjustments ($26.9 million) and gross unfavorable adjustments ($33.2 million). The cumulative catch-up adjustments for the six months ended September 30, 2015, were due mainly to provisions for forward losses on programs other than the 747-8. Segment operating income for the six months ended September 30, 2014, included net unfavorable cumulative catch-up adjustments ($4.5 million).
Aerostructures segment operating income decreased by $8.6 million, or 6.2%, to $130.2 million for the six months ended September 30, 2015, from $138.8 million for the six months ended September 30, 2014. Operating income for the six months ended September 30, 2015, was directly affected by the decreased sales as discussed above and costs related to exiting a facility in China ($1.9 million), which were partially offset by costs related to the relocation from our Jefferson Street facilities incurred in the prior year period ($3.1 million). The decrease in Adjusted EBITDA year over year, is mainly due to negative EBITDA related to the Tulsa Programs. The Company received $160.0 million of cash on the acquisition date to cover such program costs of the Tulsa Program over the contract periods.
Aerostructures segment operating income as a percentage of segment sales decreased to 10.7% for the six months ended September 30, 2015, as compared to 11.2% for the six months ended September 30, 2014, due to the reduced gross margins such as, previously noted on the 747-8 program.
Aerospace Systems: The Aerospace Systems segment net sales increased by $49.0 million, or 9.6%, to $557.8 million for the six months ended September 30, 2015, from $508.8 million for the six months ended September 30, 2014. Organic sales decreased $20.3 million, or 4.6%, primarily due to order timing on certain military programs, slower commercial rotorcraft demand and lower aftermarket revenue. The acquisition of GE contributed $69.3 million in net sales.
Aerospace Systems segment cost of sales increased by $30.4 million, or 8.8%, to $377.3 million for the six months ended September 30, 2015, from $346.9 million for the six months ended September 30, 2014. Organic cost of sales decreased $15.5 million, or 5.3%, and the acquisition of GE contributed $45.9 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. Organic gross margin for the six months ended September 30, 2015, was 34.5% compared with 34.0% for the six months ended September 30, 2014.
Aerospace Systems segment operating income increased by $13.8 million, or 16.5%, to $97.4 million for the six months ended September 30, 2015, from $83.6 million for the six months ended September 30, 2014. Operating income increased primarily due to the acquisition of GE ($18.4 million), partially offset by facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory ($5.4 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 17.5% for the six months ended September 30, 2015, as compared to 16.4% for the six months ended September 30, 2014, due to the effects of the GE acquisition. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: The Aftermarket Services segment net sales increased by $6.6 million, or 4.6%, to $148.5 million for the six months ended September 30, 2015, from $142.0 million for the six months ended September 30, 2014. Organic sales decreased $8.4 million, or 5.9%, and the acquisition of NAAS contributed $15.0 million. Organic sales decreased due to a decreased demand from commercial customers.
Aftermarket Services segment cost of sales increased by $5.2 million, or 5.0%, to $109.3 million for the six months ended September 30, 2015, from $104.1 million for the six months ended September 30, 2014. Organic cost of sales decreased $4.3 million, or 4.1%, and the acquisition of NAAS contributed $9.5 million. Organic gross margin for the six months ended September 30, 2015, was 25.3% compared with 26.7% for the six months ended September 30, 2014. The organic gross margin decrease was the result of the change in the mix of organic sales.
Aftermarket Services segment operating income decreased by $3.0 million, or 13.6%, to $19.1 million for the six months ended September 30, 2015, from $22.1 million for the six months ended September 30, 2014. Organic operating income decreased $5.8 million, or 26.1%, and the acquisition of NAAS contributed $2.8 million. Organic operating income decreased due to the decreased gross margin as noted above and due to an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aftermarket Services segment operating income as a percentage of segment sales decreased to 12.9% for the six months ended September 30, 2015, as compared to 15.6% for the six months ended September 30, 2014, due to the decreased gross margin noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2015, we used approximately $178.5 million of cash flows from operating activities, used approximately $42.6 million in investing activities and received approximately $226.0 million in financing activities.
Cash flows used in operating activities for the six months ended September 30, 2015 were $178.5 million compared to cash flows provided by operating activities for the six months ended September 30, 2014 of $258.4 million. During the six months ended September 30, 2015, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($146.0 million) driven by pre-production costs and net spending on the Tulsa Programs discussed below, offset by decreased receipts from customers and others related to a decline in organic sales ($38.9 million). During the six months ended September 30, 2014, net cash provided by operating activities was primarily due to cash received from legal settlement ($134.7 million) and an income tax refund ($26.0 million).
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the six months ended September 30, 2015, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $69.4 million and $50.1 million, respectively. Net spending on the Tulsa Programs for the six months ended September 30, 2015 was approximately $26.5 million. Additionally, inventory build on mature programs, including costs associated with deferred shipments on several programs, was approximately $77.0 million. Unliquidated progress payments netted against inventory decreased $51.5 million, due to timing of receipts.
Cash flows used in investing activities for the six months ended September 30, 2015, decreased $88.7 million from the six months ended September 30, 2014. Cash flows used in investing activities for the six months ended September 30, 2015, included a payment to settle working capital adjustment related to the acquisition of GE ($6.0 million) and capital expenditures ($38.1 million). The six months ended September 30, 2014, included cash used in the acquisition of GE ($60.9 million) and capital expenditures ($69.6 million) due to the completion of the relocation of our Jefferson Street facilities.
Cash flows provided by financing activities for the six months ended September 30, 2015 were $225.8 million, compared to cash flows used in financing activities for the six months ended September 30, 2014 of $122.1 million. Cash flows provided by financing activities for the six months ended September 30, 2015, included additional borrowings on our Credit Facility (as defined below) to fund operations. Cash flows provided by financing activities for the six months ended September 30, 2014, included additional borrowings on our Credit Facility to fund the acquisition of GE, the redemption of the Senior Notes due 2018 (the "2018 Notes"), settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($93.0 million), offset by the issuance of the 2022 Notes (as defined below).
As of September 30, 2015, $660.0 million was available under our revolving credit facility (the “Credit Facility”).  On September 30, 2015, an aggregate amount of approximately $314.4 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At September 30, 2015, there was $178.7 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
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
Capital expenditures were approximately $38.1 million for the six months ended September 30, 2015. We funded these expenditures through cash generated from operations and borrowings under the Credit Facility. For our fiscal year ending March 31, 2016, we expect capital expenditures of approximately $80.0 million to $100.0 million and investments in new major programs of $190.0 million to $220.0 million, which will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,609,582	$43,048	$272,408	$601,616	$692,510
Debt interest (2)	234,633	46,413	92,655	77,439	18,126
Operating leases	136,216	24,271	40,379	28,680	42,886
Purchase obligations	2,088,533	1,447,479	577,822	62,165	1,067
Total	$4,068,964	$1,561,211	$983,264	$769,900	$754,589

(1) Included in the Company’s balance sheet at September 30, 2015.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $8.4 million as of September 30, 2015, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2015, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2015	$2,479,319	$239,267
Plan assets at March 31, 2015	2,156,148	—
Projected contributions by fiscal year
2016	40,000	20,482
2017	40,000	19,714
2018	—	19,083
2019	—	19,022
2020	—	18,373
Total 2016 - 2020	$80,000	$96,674
For the six months ended September 30, 2014, the Company made a pension contribution $55.4 million. For the fiscal year ending March 31, 2016, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
On October 21, 2015, the Company acquired all of the issued and outstanding shares of Fairchild Controls Corporation for approximately $54.6 million.
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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2015, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 21, 2015.

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
As of September 30, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.     Legal Proceedings
On June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit in the 298th Judicial District Court of Dallas County, Texas against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 (as modified and amended, the “Lease”) covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). American Brownfield purchased the Jefferson Street Facility from the Department of the Navy, the owner of the Jefferson Street Facility and lessor under the Lease when the Lease was executed, and took an assignment of the Lease on October 5, 2012. Triumph Aerostructure surrendered possession of the Jefferson Street Facility to American Brownfield on March 28, 2014. In its current petition, American Brownfield asserts claims based on alleged breaches of the Lease, including claims for liquidated damages for failure to timely surrender possession, damages for breaches of environmental, maintenance and repair obligations, damages for failure to remove certain property that should have been removed and removal of other property that should have remained, and damages for failure to restore the premises or provide compensation for damage to the premises during occupancy. On June 15, 2015, American Brownfield served its expert reports which, for the first time, specified the amounts of the damages it would be claiming, totaling approximately $70 million. The case is currently set for trial by jury on December 7, 2015. Extensive discovery, including numerous depositions and continuing production of voluminous documents, has been ongoing for several months and is expected to continue until shortly before trial. We believe Triumph Aerostructures has valid defenses and intend to continue to vigorously contest American Brownfield’s claims.

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Richard C. Ill	10/30/2015
Richard C. Ill, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jeffrey L. McRae	10/30/2015
Jeffrey L. McRae, Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	10/30/2015
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2105 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.