Form 10-Q
period 2015-12-31
TRIUMPH GROUP INC
filed 2016-02-04
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2015

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

Common Stock, par value $0.001 per share, 49,328,999 shares outstanding as of February 2, 2016.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,690	$32,617
Trade and other receivables, less allowance for doubtful accounts of $7,348 and $6,475	484,796	521,601
Inventories, net of unliquidated progress payments of $154,414 and $189,923	1,661,273	1,280,274
Rotable assets	52,478	48,820
Prepaid and other current assets	32,800	23,069
Total current assets	2,273,037	1,906,381
Property and equipment, net	915,021	950,734
Goodwill	2,042,828	2,024,846
Intangible assets, net	709,470	966,365
Other, net	108,500	107,999
Total assets	$6,048,856	$5,956,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,759	$42,255
Accounts payable	359,999	429,134
Accrued expenses	411,444	411,848
Total current liabilities	814,202	883,237
Long-term debt, less current portion	1,638,195	1,326,345
Accrued pension and other postretirement benefits	460,870	538,381
Deferred income taxes	269,677	261,100
Other noncurrent liabilities	698,497	811,478
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,318,076 and 49,273,053 shares outstanding	51	51
Capital in excess of par value	850,373	851,940
Treasury stock, at cost, 3,142,844 and 3,187,867 shares	(199,853)	(203,514)
Accumulated other comprehensive loss	(199,152)	(198,910)
Retained earnings	1,715,996	1,686,217
Total stockholders’ equity	2,167,415	2,135,784
Total liabilities and stockholders’ equity	$6,048,856	$5,956,325

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net sales	$913,866	$917,417	$2,828,278	$2,808,444
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	691,812	867,970	2,154,737	2,324,231
Selling, general and administrative	65,676	70,905	210,278	205,384
Depreciation and amortization	41,028	39,808	127,137	116,373
Impairment charge	229,200	—	229,200	—
Relocation costs	—	—	—	3,193
Legal settlement charge (gain), net of expenses	12,400	—	12,400	(134,693)
Curtailment charge	—	—	2,863	—
	1,040,116	978,683	2,736,615	2,514,488
Operating (loss) income	(126,250)	(61,266)	91,663	293,956
Interest expense and other	15,792	13,573	49,539	71,320
(Loss) income before income taxes	(142,042)	(74,839)	42,124	222,636
Income tax (benefit) expense	(53,393)	(35,007)	6,429	66,778
Net (loss) income	$(88,649)	$(39,832)	$35,695	$155,858

(Loss) earnings per share—basic:	$(1.80)	$(0.79)	$0.73	$3.05

Weighted-average common shares outstanding—basic	49,228	50,643	49,213	51,114

(Loss) earnings per share—diluted:	$(1.80)	$(0.79)	$0.72	$3.04

Weighted-average common shares outstanding—diluted	49,228	50,643	49,312	51,343

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net (loss) income	$(88,649)	$(39,832)	$35,695	$155,858
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,146)	(16,331)	(13,871)	(25,954)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes of ($4,657) for the three months ended and ($4,868) for the nine months ended, respectively	7,944	—	8,305	—
Actuarial gain, net of taxes ($3,110)	—	—	5,306	—
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($244) and $0 for the three months ended and ($1,118) and $0 for the nine months ended, respectively	416	—	1,837	—
Recognized prior service credits, net of taxes of $1,084 and $921 for the three months ended and $1,875 and $2,762 for the nine months ended, respectively	(1,850)	(1,533)	(3,199)	(4,599)
Total defined benefit pension plans and other postretirement benefits, net of taxes	6,510	(1,533)	12,249	(4,599)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of ($1,278) and $1,079 for the three months ended and ($795) and $1,298 for the nine months ended, respectively	2,177	(1,732)	1,423	(2,182)
Reclassification of gain included in net earnings, net of tax of $9 and $7 for the three months ended and $7 and $22 for the nine months ended, respectively	(16)	(20)	(43)	(87)
Net unrealized gain (loss) cash flow hedges, net of tax	2,161	(1,752)	1,380	(2,269)
Total other comprehensive loss	(475)	(19,616)	(242)	(32,822)
Total comprehensive (loss) income	$(89,124)	$(59,448)	$35,453	$123,036

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)(unaudited)

	Nine Months Ended December 31,
	2015	2014

Operating Activities
Net income	$35,695	$155,858
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	127,137	116,373
Impairment charge	229,200	—
Amortization of acquired contract liabilities	(99,928)	(39,332)
Curtailment charge	2,863	—
Accretion of debt discount	—	1,577
Other amortization included in interest expense	2,924	7,182
Provision for doubtful accounts receivable	1,640	153
Provision for deferred income taxes	2,687	69,093
Employee stock-based compensation	1,908	1,208
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	32,551	130,431
Rotable assets	(1,338)	(2,159)
Inventories	(365,553)	41,516
Prepaid expenses and other current assets	1,557	3,504
Accounts payable, accrued expenses	(91,786)	(69,216)
Accrued pension and other postretirement benefits	(60,648)	(108,060)
Other	6,372	1,836
Net cash (used in) provided by operating activities	(174,719)	309,964
Investing Activities
Capital expenditures	(63,363)	(85,170)
Reimbursements of capital expenditures	—	553
Proceeds from sale of assets	1,836	1,867
Acquisitions, net of cash acquired	(53,955)	38,082
Net cash used in investing activities	(115,482)	(44,668)
Financing Activities
Net increase in revolving credit facility	245,448	17,607
Proceeds from issuance of long-term debt and capital leases	131,897	394,512
Repayment of debt and capital lease obligations	(67,455)	(541,884)
Purchase of common stock	—	(114,634)
Payment of deferred financing costs	(171)	(5,859)
Dividends paid	(5,916)	(6,122)
Repayment of government grant	(5,000)	(3,198)
Repurchase of restricted shares for minimum tax obligation	(96)	(673)
Proceeds from exercise of stock options	—	388
Net cash provided by (used in) financing activities	298,707	(259,863)
Effect of exchange rate changes on cash	567	(250)
Net change in cash	9,073	5,183
Cash and cash equivalents at beginning of period	32,617	28,998
Cash and cash equivalents at end of period	$41,690	$34,181
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of results that may be expected for the year ending March 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2015 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (the "SEC") on May 21, 2015.

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
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Subtopic 740-10): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). Effective December 1, 2015, the Company adopted this standard retrospectively to all prior periods. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt this standard effective January 1, 2016. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. Effective April 1, 2015, the Company adopted this standard. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows (see Note 5 for further discussion). The Company's policy is to exclude debt issuance costs relating to revolving debt instruments as a direct deduction to debt (see Note 5 for further discussion).

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

For the three months ended December 31, 2015, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(2,846), $(1,776) and $(0.04), net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2015, included gross favorable adjustments of approximately $9,624 and gross unfavorable adjustments of approximately $(12,470). For the three months ended December 31, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(154,268), $(82,107) and $(1.62), net of tax, respectively.
For the nine months ended December 31, 2015, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(13,796), $(11,690) and $(0.24), net of tax, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2015, included gross favorable adjustments of approximately $28,512 and gross unfavorable adjustments of approximately $(42,308). For the nine months ended December 31, 2014, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(158,169), $(110,727) and $(2.16), net of tax, respectively.

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
Included in net sales of the Aerostructures and Aerospace Systems is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended December 31, 2015 and 2014, the Company recognized $34,425 and $15,501, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income. For the nine months ended December 31, 2015 and 2014, the Company recognized $99,928 and $39,332, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 25% and 13% of total trade accounts receivable as of December 31, 2015 and March 31, 2015, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 14% and 16% of total trade accounts receivable as of December 31, 2015 and March 31, 2015, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the nine months ended December 31, 2015, were $1,068,312, or 38% of net sales, of which $895,765, $147,075 and $25,472 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Boeing for the nine months ended December 31, 2014, were $1,219,324, or 43% of net sales, of which $1,084,777, $111,173 and $23,374 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.
Sales to Gulfstream for the nine months ended December 31, 2015, were $366,710, or 13% of net sales, of which $364,032, $2,665 and $13 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively. Sales to Gulfstream for the nine months ended December 31, 2014, were $197,193, or 7% of net sales, of which $194,572, $2,621 and $0 were from the Aerostructures segment, the Aerospace Systems segment and Aftermarket Services segment, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2015 and 2014, was $737 and $403, respectively. Stock-based compensation expense for the nine months ended December 31, 2015 and 2014, was $1,908 and $1,208, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$687,623	$(208,287)	$479,336
Product rights, technology and licenses	11.7	55,841	(37,130)	18,711
Non-compete agreements and other	16.1	2,881	(658)	2,223
Tradenames	Indefinite-lived	209,200	—	209,200
Total intangibles, net		$955,545	$(246,075)	$709,470

	March 31, 2015
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.5	$683,272	$(180,765)	$502,507
Product rights, technology and licenses	11.8	56,302	(33,208)	23,094
Non-compete agreements and other	15.9	2,929	(565)	2,364
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,180,903	$(214,538)	$966,365
During the quarter ended December 31, 2015, the Company performed an interim assessment of the fair value of its goodwill and indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in the Company's stock price during the third quarter. The Company estimated the fair value of the tradenames using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:
•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rates between 12% and 13% based on the required rate of return for the trade name assets.
Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought tradename had a fair value of $195,800 (Level 3) compared to a carrying value of $425,000. Accordingly, the Company recorded a non-cash impairment charge during the three and nine months ended December 31, 2015 of $229,200, which is presented separately on the accompanying Condensed and Consolidated Statements of Income. The decline in fair

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

value compared to carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp on the Bombardier Global 7000.
In the event of significant loss of revenues and related earnings associated with the Vought tradename, further impairment charges may be required, which would adversely affect our operating results.
See Note 8 for further discussion on the Company's interim assessment of goodwill.
Amortization expense for the three months ended December 31, 2015 and 2014, was $12,409 and $12,158, respectively. Amortization expense for the nine months ended December 31, 2015 and 2014, was $42,819 and $35,638, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of December 31, 2015 and March 31, 2015, were $115,041 and $112,140, respectively.
Supplemental Cash Flow Information
The Company paid $2,636 for income taxes, net of refunds received, for the nine months ended December 31, 2015. The Company received $23,666 for income refunds, net of payments, for the nine months ended December 31, 2014. The Company made interest payments of $54,752 and $76,188 for the nine months ended December 31, 2015 and 2014, respectively.
During the three and nine months ended December, 2015 and 2014, the Company financed $13 and $52, respectively, of property and equipment additions through capital leases.
During the nine months ended December 31, 2014, under the existing stock repurchase program, the Company repurchased 1,723,011 shares for $114,634. As of December 31, 2015, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program.

3.     ACQUISITIONS
Acquisition of Fairchild Controls Corporation
Effective October 21, 2015, the Company acquired all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc. and its results are included in Aerospace Systems Group from the date of acquisition.
The purchase price for Fairchild was $57,034, including a working capital adjustment paid in January 2016. Goodwill in the amount of $17,412 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $18,000 with a weighted-average life of 15.0 years.
The accounting for the business combination is provisional and dependent upon valuations and other information for certain assets and liabilities which have not yet been identified, completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities requires the use of judgment to determine the appropriate assumptions.
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, substantially all of the purchase price allocation for Fairchild is provisional. Additional purchase price adjustments will be recorded during the measurement period, not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). These estimates will be revised as the Company receives final appraisal of tangible and intangible assets, certain liabilities assumed and other information related to the Fairchild acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

October 21, 2015
Cash	$9,065
Accounts receivable	8,958
Inventory	11,995
Prepaid expenses	263
Property and equipment	6,632
Goodwill	17,412
Intangible assets	18,000
Deferred taxes	3,217
Total assets	$75,542

Accounts payable	$1,284
Accrued expenses	9,357
Other noncurrent liabilities	7,867
Total liabilities	$18,508
The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company will finalize its estimate once it is able to determine that it has obtained all necessary information that existed as of the acquisition date related to this matter or one year following the acquisition of Fairchild, whichever is earlier.
The Fairchild acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The Company incurred $567 in acquisition-related costs in connection with the Fairchild acquisition.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table presents information for the Fairchild acquisition which is included in the Company's Condensed Consolidated Statements of Income from its date of acquisition through three and nine months ended December 31, 2015:

For the Three and Nine Months Ended December 31, 2015
Net Sales	$9,206
Operating Income	2,572

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
The Company received $160,000 in cash plus assets required to run the business from Spirit-Tulsa to cover the anticipated future cash flow needs of the programs. Goodwill in the amount of $80,122 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of the Tulsa Programs, in accordance with ASC 805:

December 30, 2014
Inventory	$78,660
Property and equipment	15,409
Goodwill	80,122
Deferred taxes	52,777
Other assets	68,941
Total assets	$295,909

Accounts payable	$1,782
Accrued expenses	17,588
Acquired contract liabilities	368,448
Other noncurrent liabilities	68,091
Total liabilities	$455,909
Based on the information accumulated during the measurement period, the Company has recognized an accrued warranty liability of $74,132 and a related indemnification asset of $68,941 for amounts reimbursed by the seller. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The Company incurred $5,000 in acquisition-related costs in connection with the acquisition of the Tulsa Programs.
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
The purchase price for the NAAS acquisition was $44,520, net of working capital adjustments of $167. Goodwill in the amount of $25,217 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $17,000 with a weighted-average life of 11.0 years.
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
Based on the information accumulated during the measurement period and the Company's assessment of the probable outcome of warranty claims, the Company has recognized a liability of $24,514. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the condensed consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,834 in acquisition-related costs in connection with the GE acquisition.
The acquisitions of the Tulsa Programs, NAAS and GE are referred to collectively in this report as the "fiscal 2015 acquisitions."

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2015	March 31, 2015
Raw materials	$93,446	$73,168
Work-in-process, including manufactured and purchased components	1,597,632	1,305,390
Finished goods	124,609	91,639
Less: unliquidated progress payments	(154,414)	(189,923)
Total inventories	$1,661,273	$1,280,274
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

	December 31, 2015	March 31, 2015
Bombardier	$343,366	$238,871
Embraer	134,797	68,112
Total	$478,163	$306,983
The Company is still in the pre-production stages for the Bombardier and Embraer programs referred to above, as these aircrafts are not scheduled to enter service until 2018 or later. The transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in an impairment of the capitalized pre-production costs.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2015	March 31, 2015

Revolving line of credit	$393,704	$148,255
Term loan	342,188	356,250
Receivable securitization facility	191,000	100,000
Capital leases	80,514	91,913
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(9,430)	(10,796)
	1,680,954	1,368,600
Less: Current portion	42,759	42,255
	$1,638,195	$1,326,345
Revolving Credit Facility
In May 2014, the Company amended the Credit Facility (as defined below) with its lenders to (i) increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended and restated its existing credit agreement (the “Credit Facility”) with its lenders to; (i) provide for a $375,000 Term Loan with a maturity date of May 14, 2019 (the "2013 Term Loan"); (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000 with a $250,000 accordion feature; (iii) extend the maturity date to November 19, 2018; and (iv) amend certain other terms and covenants. In connection with the amendment to the Credit Facility, the Company incurred $2,795 of financing costs. These costs, along with the $6,507 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
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
At December 31, 2015, there were $393,704 in borrowings and $25,636 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2015, there were $148,255 in borrowings and $35,384 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2015, the Company had borrowing capacity under this facility of $580,660 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of December 31, 2015 and March 31, 2015, the interest rate swap agreement had a notional amount of $342,188 and $356,250, respectively. As of December 31, 2015 and March 31, 2015, the interest rate swap agreement had a fair value of $1,342 and $2,743, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its $225,000 Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2015, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At December 31, 2015, there was $191,000 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the nine months ended December 31, 2015 and 2014, the Company financed $13 and $52, respectively, of property and equipment additions through capital leases. During the nine months ended December 31, 2015 and 2014, the Company obtained financing for existing fixed assets in the amount of $6,497 and $28,860, respectively.

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
Senior Notes Due 2018
On June 23, 2014, the Company completed the redemption of its 8.63% Senior Notes due 2018 (the “2018 Notes”). The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred financing fees and was recorded on the Condensed Consolidated Statements of Income as a component of "Interest expense and other" for the nine months ended December 31, 2014.
Convertible Senior Subordinated Notes
On May 22, 2014, the Company announced the redemption of its convertible senior subordinated notes (the “Convertible Notes”). The redemption price for the Convertible Notes was equal to the sum of 100% of the principal amount of the Convertible Notes outstanding, plus accrued and unpaid interest on the Convertible Notes up to, but not including, the redemption date of June 23, 2014. The Convertible Notes were able to be converted at the option of the holder.
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
To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the quarter must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the nine months ended December 31, 2014, was $66.71. Therefore, for the nine months ended December 31, 2014, there were 56,692 additional shares included in the calculation of diluted earnings per share.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,680,954	$1,553,326	$1,368,600	$1,358,306
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2015	2014	2015	2014
Weighted-average common shares outstanding – basic	49,228	50,643	49,213	51,114
Net effect of dilutive stock options and nonvested stock	—	—	99	172
Potential common shares – convertible debt	—	—	—	57
Weighted-average common shares outstanding – diluted	49,228	50,643	49,312	51,343

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2015 and March 31, 2015, the total amount of accrued income tax-related interest and penalties was $231 and $207, respectively.

As of December 31, 2015 and March 31, 2015, the total amount of unrecognized tax benefits was $9,032 and $8,348, respectively, of which $9,032 and $8,348, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
The effective income tax rate for the three months ended December 31, 2015 was 37.6% as compared to (46.8)% for the three months ended December 31, 2014. For the three months ended December 31, 2015, the income tax provision included the benefit from the retroactive reinstatement of the R&D tax credit of $3,034. For the three months ended December 31, 2014, the income tax provision included the benefit from the retroactive reinstatement of the R&D tax credit of $5,970.
The effective income tax rate for the nine months ended December 31, 2015, was 15.3% as compared to 30.0% for the nine months ended December 31, 2014. For the nine months ended December 31, 2015, the income tax provision included the benefit of $4,213 from a decrease to the state deferred tax rate, the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods and the benefit from the retroactive reinstatement of the R&D tax credit of $3,034. For the nine months ended December 31, 2014, the income tax provision included an unrecognized tax benefits of $1,051, an additional tax benefit related to a net operating loss carryback claim of $367, the benefit of $1,999 from the decrease to the state deferred tax rates and the benefit of $5,970 from the reinstatement of the R&D tax credit.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of December 31, 2015, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2015 through December 31, 2015:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2015	$1,420,208	$523,253	$81,385	$2,024,846
Goodwill recognized in connection with acquisitions	—	17,412	—	17,412
Effect of exchange rate changes	(13)	583	—	570
Balance, December 31, 2015	$1,420,195	$541,248	$81,385	$2,042,828
The Company's most recent annual goodwill impairment test was performed for all reporting units as of February 1, 2015. The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. During the quarter ended December 31, 2015, the Company performed an interim assessment of the fair value of its goodwill and indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in the Company's stock price during the third quarter. Consistent with the Company's policy described in the Form 10-K for the fiscal year ended March 31, 2015, the Company performed Step 1 of the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
The Company's assessment focused on the Aerostructures reporting unit since it had significant changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. The Company concluded that the goodwill was not impaired as of the interim impairment assessment date. However, the excess of the fair value over the carrying value was within 5% for the Aerostructures reporting unit. The amount of goodwill for the Aerostructures reporting unit amounted to $1,420,195 at December 31, 2015. Going forward, the Company will continue to monitor the performance of this reporting unit in relation to the key assumptions in the Company's analysis.
In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA and cash flows for the Company's reporting units decreases, a goodwill impairment charge may be required, which would adversely affect the Company's operating results and financial condition. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.
See Note 2 for further discussion on the Company's interim assessment of indefinite-lived intangible assets.

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
In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, in the accompanying Condensed Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the pension benefit obligation or accumulated postretirement benefit obligation, of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$2,723	$3,251	$8,216	$9,764
Interest cost	22,739	21,961	68,171	65,863
Expected return on plan assets	(40,820)	(36,913)	(122,529)	(110,740)
Amortization of prior service credits	(1,059)	(1,322)	(3,264)	(3,966)
Amortization of net loss	2,467	—	7,457	—
Curtailment charge	—	—	2,863	—
Net periodic benefit income	$(13,950)	$(13,023)	$(39,086)	$(39,079)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Components of net periodic benefit costs:
Service cost	$297	$717	$929	$2,151
Interest cost	2,011	3,083	6,137	9,249
Amortization of prior service credits	(1,873)	(1,132)	(4,668)	(3,397)
Amortization of net income	(1,770)	—	(5,071)	—
Net periodic benefit (income) expense	$(1,335)	$2,668	$(2,673)	$8,003

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Company periodically experiences events or makes changes to its benefit plans that result in special charges. Some require remeasurements. The following summarizes the key events whose effects on net periodic benefit costs are included in the tables above:

•
In April 2015, the Company's largest union-represented group of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the retirement plan, for which actively employed participants will no longer continue to accrue a benefit after 30 years of service. This change resulted in a curtailment charge of approximately $2,863 and is presented on the accompanying Condensed Consolidated Statements of Income as "Curtailment charge."

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December, 2015 and 2014, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance Sepetember 30, 2015	$(51,476)	$(3,538)	$(143,663)		$(198,677)
AOCI before reclassifications	(9,146)	2,177	7,944		975
Amounts reclassified from AOCI	—	(16)	(1,434)	(2)	(1,450)
Net current period AOCI	(9,146)	2,161	6,510		(475)
Balance December 31, 2015	$(60,622)	$(1,377)	$(137,153)		$(199,152)

Balance September 30, 2014	$(9,425)	$979	$(23,668)		$(32,114)
AOCI before reclassifications	(16,331)	(1,732)	—		(18,063)
Amounts reclassified from AOCI	—	(20)	(1,533)	(2)	(1,553)
Net current period AOCI	(16,331)	(1,752)	(1,533)		(19,616)
Balance December 31, 2014	$(25,756)	$(773)	$(25,201)		$(51,730)

Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	(13,871)	1,423	13,611		1,163
Amounts reclassified from AOCI	—	(43)	(1,362)	(2)	(1,405)
Net current period AOCI	(13,871)	1,380	12,249		(242)
Balance December 31, 2015	$(60,622)	$(1,377)	$(137,153)		$(199,152)

Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
AOCI before reclassifications	(25,954)	(2,182)	—		(28,136)
Amounts reclassified from AOCI	—	(87)	(4,599)	(2)	(4,686)
Net current period AOCI	(25,954)	(2,269)	(4,599)		(32,822)
Balance December 31, 2014	$(25,756)	$(773)	$(25,201)		$(51,730)
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a curtailment charge, of $2,863 for the nine months ended December 31, 2015.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales:
Aerostructures	$553,627	$560,346	$1,770,338	$1,805,016
Aerospace systems	288,288	279,198	846,091	787,951
Aftermarket services	78,127	80,690	226,649	222,641
Elimination of inter-segment sales	(6,176)	(2,817)	(14,800)	(7,164)
	$913,866	$917,417	$2,828,278	$2,808,444

Income before income taxes:
Operating income (expense):
Aerostructures	$(187,265)	$(104,231)	$(54,159)	$34,596
Aerospace systems	52,754	41,863	150,147	125,430
Aftermarket services	12,402	12,490	31,514	34,614
Corporate	(4,141)	(11,388)	(35,839)	99,316
	(126,250)	(61,266)	91,663	293,956
Interest expense and other	15,792	13,573	49,539	71,320
	$(142,042)	$(74,839)	$42,124	$222,636

Depreciation and amortization:
Aerostructures	$26,221	$25,505	$80,447	$76,340
Aerospace systems	11,911	11,363	38,115	32,027
Aftermarket services	2,462	2,334	7,352	6,137
Corporate	434	606	1,223	1,869
	$41,028	$39,808	$127,137	$116,373

Impairment charge:
Aerostructures	$229,200	$—	$229,200	$—

Amortization of acquired contract liabilities, net:
Aerostructures	$24,621	$4,411	$69,611	$14,311
Aerospace systems	9,804	11,090	30,317	25,021
	$34,425	$15,501	$99,928	$39,332

Adjusted EBITDA:
Aerostructures	$54,035	$(83,137)	$196,377	$96,625
Aerospace systems	54,861	42,136	157,945	132,436
Aftermarket services	16,764	14,824	40,766	40,751
Corporate	(3,707)	(10,782)	(31,753)	(33,508)
	$121,953	$(36,959)	$363,335	$236,304

Capital expenditures:
Aerostructures	$13,399	$15,701	$37,922	$54,339
Aerospace systems	10,926	8,301	22,860	24,552
Aftermarket services	714	1,392	2,047	5,425
Corporate	196	702	534	854
	$25,235	$26,096	$63,363	$85,170

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	December 31, 2015	March 31, 2015
Total Assets:
Aerostructures	$4,167,967	$4,097,397
Aerospace systems	1,477,291	1,460,142
Aftermarket services	375,328	375,752
Corporate	28,270	23,034
	$6,048,856	$5,956,325

During the three months ended December 31, 2015 and 2014, the Company had international sales of $194,425 and $183,009, respectively. During the nine months ended December 31, 2015 and 2014, the Company had international sales of $574,050 and $534,641, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the international operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of December 31, 2015 and March 31, 2015, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2015 and 2014.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$614	$1,144	$39,932	$—	$41,690
Trade and other receivables, net	2,881	172,787	309,128	—	484,796
Inventories	—	1,556,769	104,504	—	1,661,273
Rotable assets	—	35,946	16,532	—	52,478
Prepaid expenses and other	7,890	16,679	8,231	—	32,800
Total current assets	11,385	1,783,325	478,327	—	2,273,037
Property and equipment, net	7,292	774,831	132,898	—	915,021
Goodwill and other intangible assets, net	—	2,556,202	196,096	—	2,752,298
Other, net	12,405	71,616	24,479	—	108,500
Intercompany investments and advances	4,039,718	82,369	75,169	(4,197,256)	—
Total assets	$4,070,800	$5,268,343	$906,969	$(4,197,256)	$6,048,856

Current liabilities:
Current portion of long-term debt	$26,067	$16,692	$—	$—	$42,759
Accounts payable	1,792	312,560	45,647	—	359,999
Accrued expenses	29,519	343,478	38,447	—	411,444
Total current liabilities	57,378	672,730	84,094	—	814,202
Long-term debt, less current portion	1,380,805	66,390	191,000	—	1,638,195
Intercompany advances	449,831	2,170,282	346,454	(2,966,567)	—
Accrued pension and other postretirement benefits, noncurrent	7,228	452,250	1,392	—	460,870
Deferred income taxes and other	8,143	903,960	56,071	—	968,174
Total stockholders’ equity	2,167,415	1,002,731	227,958	(1,230,689)	2,167,415
Total liabilities and stockholders’ equity	$4,070,800	$5,268,343	$906,969	$(4,197,256)	$6,048,856

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$620	$419	$31,578	$—	$32,617
Trade and other receivables, net	3,578	180,874	337,149	—	521,601
Inventories	—	1,200,941	79,333	—	1,280,274
Rotable assets	—	35,248	13,572	—	48,820
Prepaid expenses and other	6,509	10,549	6,011	—	23,069
Total current assets	10,707	1,428,031	467,643	—	1,906,381
Property and equipment, net	8,209	807,070	135,455	—	950,734
Goodwill and other intangible assets, net	—	2,786,400	204,811	—	2,991,211
Other, net	13,805	80,806	13,388	—	107,999
Intercompany investments and advances	4,062,058	81,540	63,897	(4,207,495)	—
Total assets	$4,094,779	$5,183,847	$885,194	$(4,207,495)	$5,956,325

Current liabilities:
Current portion of long-term debt	$19,024	$23,231	$—	$—	$42,255
Accounts payable	8,919	382,143	38,072	—	429,134
Accrued expenses	38,275	326,694	46,879	—	411,848
Total current liabilities	66,218	732,068	84,951	—	883,237
Long-term debt, less current portion	1,155,299	71,046	100,000	—	1,326,345
Intercompany advances	719,525	1,769,564	407,722	(2,896,811)	—
Accrued pension and other postretirement benefits, noncurrent	7,517	527,741	3,123	—	538,381
Deferred income taxes and other	10,435	998,841	63,302	—	1,072,578
Total stockholders’ equity	2,135,785	1,084,587	226,096	(1,310,684)	2,135,784
Total liabilities and stockholders’ equity	$4,094,779	$5,183,847	$885,194	$(4,207,495)	$5,956,325

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$837,156	$92,462	$(15,752)	$913,866

Operating costs and expenses:
Cost of sales	—	629,460	78,104	(15,752)	691,812
Selling, general and administrative	3,698	52,368	9,610	—	65,676
Depreciation and amortization	435	36,050	4,543	—	41,028
Impairment charge	—	229,200	—	—	229,200
Legal settlement charge, net	—	12,400	—	—	12,400
	4,133	959,478	92,257	(15,752)	1,040,116
Operating (loss) income	(4,133)	(122,322)	205	—	(126,250)
Intercompany interest and charges	(50,274)	47,997	2,277	—	—
Interest expense and other	15,685	2,529	(2,422)	—	15,792
Income (loss) before income taxes	30,456	(172,848)	350	—	(142,042)
Income tax expense (benefit)	6,164	(60,820)	1,263	—	(53,393)
Net income (loss)	24,292	(112,028)	(913)	—	(88,649)
Other comprehensive income (loss)	2,161	6,510	(9,146)	—	(475)
Total comprehensive income (loss)	$26,453	$(105,518)	$(10,059)	$—	$(89,124)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$838,709	$86,585	$(7,877)	$917,417

Operating costs and expenses:
Cost of sales	—	798,245	77,602	(7,877)	867,970
Selling, general and administrative	10,740	51,240	8,925	—	70,905
Depreciation and amortization	606	34,971	4,231	—	39,808
	11,346	884,456	90,758	(7,877)	978,683
Operating loss	(11,346)	(45,747)	(4,173)	—	(61,266)
Intercompany interest and charges	(51,017)	48,546	2,471	—	—
Interest expense and other	15,200	2,356	(3,983)	—	13,573
Income (loss) before income taxes	24,471	(96,649)	(2,661)	—	(74,839)
Income tax expense (benefit)	1,966	(35,311)	(1,662)	—	(35,007)
Net income (loss)	22,505	(61,338)	(999)	—	(39,832)
Other comprehensive loss	(1,311)	(1,974)	(16,331)	—	(19,616)
Total comprehensive income (loss)	$21,194	$(63,312)	$(17,330)	$—	$(59,448)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,598,880	$273,954	$(44,556)	$2,828,278

Operating costs and expenses:
Cost of sales	—	1,969,359	229,934	(44,556)	2,154,737
Selling, general and administrative	28,755	154,611	26,912	—	210,278
Depreciation and amortization	1,224	108,858	17,055	—	127,137
Impairment charge	—	229,200	—	—	229,200
Legal settlement charge, net	—	12,400	—	—	12,400
Curtailment charge	2,863	—	—	—	2,863
	32,842	2,474,428	273,901	(44,556)	2,736,615
Operating (loss) income	(32,842)	124,452	53	—	91,663
Intercompany interest and charges	(154,574)	147,910	6,664	—	—
Interest expense and other	45,333	7,613	(3,407)	—	49,539
Income (loss) before income taxes	76,399	(31,071)	(3,204)	—	42,124
Income tax expense (benefit)	11,639	(8,229)	3,019	—	6,429
Net income (loss)	64,760	(22,842)	(6,223)	—	35,695
Other comprehensive income (loss)	1,380	12,249	(13,871)	—	(242)
Total comprehensive income (loss)	$66,140	$(10,593)	$(20,094)	$—	$35,453

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,590,724	$233,839	$(16,119)	$2,808,444

Operating costs and expenses:
Cost of sales	—	2,141,533	198,817	(16,119)	2,324,231
Selling, general and administrative	33,405	146,886	25,093	—	205,384
Depreciation and amortization	1,870	103,545	10,958	—	116,373
Relocation costs	—	3,193	—	—	3,193
Legal settlement gain, net	(134,693)	—	—	—	(134,693)
	(99,418)	2,395,157	234,868	(16,119)	2,514,488
Operating income (loss)	99,418	195,567	(1,029)	—	293,956
Intercompany interest and charges	(156,650)	150,218	6,432	—	—
Interest expense and other	71,499	6,900	(7,079)	—	71,320
Income (loss) before income taxes	184,569	38,449	(382)	—	222,636
Income tax expense (benefit)	53,702	16,059	(2,983)	—	66,778
Net income	130,867	22,390	2,601	—	155,858
Other comprehensive loss	(1,395)	(5,473)	(25,954)	—	(32,822)
Total comprehensive income (loss)	$129,472	$16,917	$(23,353)	$—	$123,036

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$64,760	$(22,842)	$(6,223)	$—	$35,695

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	(7,870)	(216,641)	8,375	5,722	(210,414)
Net cash provided by (used in) operating activities	56,890	(239,483)	2,152	5,722	(174,719)
Capital expenditures	(534)	(47,377)	(15,452)	—	(63,363)
Proceeds from sale of assets	—	1,658	178	—	1,836
Acquisitions, net of cash acquired	—	(47,955)	(6,000)	—	(53,955)
Net cash used in investing activities	(534)	(93,674)	(21,274)	—	(115,482)
Net increase in revolving credit facility	245,448	—	—	—	245,448
Proceeds on issuance of debt	—	6,497	125,400	—	131,897
Retirements and repayments of debt	(14,267)	(18,788)	(34,400)	—	(67,455)
Payments of deferred financing costs	(171)	—	—	—	(171)
Dividends paid	(5,916)	—	—	—	(5,916)
Repayment of governmental grant	—	(5,000)	—	—	(5,000)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	(281,360)	351,173	(64,091)	(5,722)	—
Net cash (used in) provided by financing activities	(56,362)	333,882	26,909	(5,722)	298,707
Effect of exchange rate changes on cash	—	—	567	—	567
Net change in cash and cash equivalents	(6)	725	8,354	—	9,073
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$614	$1,144	$39,932	$—	$41,690

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$130,867	$22,390	$2,601	$—	$155,858

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(229,295)	338,153	32,114	13,134	154,106
Net cash (used in) provided by operating activities	(98,428)	360,543	34,715	13,134	309,964
Capital expenditures	(854)	(70,014)	(14,302)	—	(85,170)
Reimbursed capital expenditures	—	553	—	—	553
Proceeds from sale of assets	—	1,789	78	—	1,867
Acquisitions, net of cash acquired	—	116,044	(77,962)	—	38,082
Net cash (used in) provided by investing activities	(854)	48,372	(92,186)	—	(44,668)
Net increase in revolving credit facility	17,607	—	—	—	17,607
Proceeds on issuance of debt	300,000	28,912	65,600	—	394,512
Retirements and repayments of debt	(396,477)	(15,507)	(129,900)	—	(541,884)
Purchase of common stock	(114,634)	—	—	—	(114,634)
Payments of deferred financing costs	(5,859)	—	—	—	(5,859)
Dividends paid	(6,122)	—	—	—	(6,122)
Withholding of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Repayment of government grant	—	(3,198)	—	—	(3,198)
Proceeds from exercise of stock options	388	—	—	—	388
Intercompany financing and advances	302,853	(418,857)	129,138	(13,134)	—
Net cash provided by (used in) financing activities	97,083	(408,650)	64,838	(13,134)	(259,863)
Effect of exchange rate changes on cash	—	—	(250)	—	(250)
Net change in cash and cash equivalents	(2,199)	265	7,117	—	5,183
Cash and cash equivalents at beginning of period	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of period	$621	$1,414	$32,146	$—	$34,181

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    COMMITMENTS AND CONTINGENCIES
As previously disclosed, on June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit (the “Lawsuit”) in the 298th Judicial District Court of Dallas County, Texas against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). Triumph Aerostructures, the Company, and American Brownfield agreed to a mediated settlement of the Lawsuit, effective November 18, 2015. Under the terms of the settlement, American Brownfield was paid $5,000 on November 23, 2015, and is entitled to a second payment of $5,500 on or before May 20, 2016. The Lawsuit has been administratively closed, and will be dismissed with prejudice upon receipt by American Brownfield of the second payment. Also as part of the settlement, the Company has leased 272,683 square feet of space at the Jefferson Street Facility for a 15 year term beginning December 1, 2015, for annual base rent of $1,250.
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. At this time, the Company is assessing the impact of the rate reduction. Further the Company is working with Boeing regarding the timing of the implementation of the rate reduction, as well as the timing related to the previously announced transition of the 747-8 program. This could result in a significant impact to our operating results.
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

14.    RELOCATION COSTS
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas facility to accommodate this relocation. The Company incurred approximately $3,193 of expenses related to the relocation during the nine months ended December 31, 2014, shown separately on the accompanying Condensed Consolidated Statements of Income. The relocation was substantially completed during the fiscal year ended March 31, 2014.

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
Effective October 21, 2015, the Company acquired the ownership of all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc. and its results are included in Aerospace Systems Group from the date of acquisition.
Highlights for the third quarter of the fiscal year ending March 31, 2016 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2016 decreased 0.4% from the prior year period to $913.9 million.

•	Operating loss in the third quarter of fiscal 2016 was $(126.3) million, compared to an operating loss of $61.3 million for the third quarter of fiscal 2015.

•	Included in operating loss for the third quarter of fiscal 2016 was a non-cash impairment charge of $229.2 million to the Vought tradename.

•	Net loss for the third quarter of fiscal 2016 was $(88.6) million, compared to net loss of $(39.8) million for the third quarter of fiscal 2015.

•	Backlog as of December 31, 2015 was $4.53 billion. Of our existing backlog of $4.53 billion, we estimate that approximately $1.75 billion will not be shipped by December 31, 2016.

•	Net loss for the third quarter of fiscal 2016 was $(1.80) per diluted common share, as compared to $(0.79) per diluted share in the prior year period.

•
We used $174.7 million of cash flow from operating activities for the nine months ended December 31, 2015, as compared to cash provided by operations of $310.0 million in the prior year period, which included the cash received from a legal settlement of $134.7 million, partially offset by $55.4 million of pension contributions.

As of December 31, 2015, we incurred approximately $478.2 million in inventory costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. In July 2015, Bombardier announced that the Global 7000/8000 program is expected to enter into service in the second half of 2018.
We currently have a few new programs that are either in the pre-production phase or the early stages of recurring production, including Bombardier and Embraer. We expect that inventory balances will continue to grow between $30.0 million - $50.0 million for the remainder of fiscal 2016. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
Our most recent annual goodwill impairment test was performed for all reporting units as of February 1, 2015. We also perform Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

circumstances that indicate a reporting unit's carrying value may be less than its fair value. During the quarter ended December 31, 2015, we performed an interim assessment of the fair value of its goodwill and indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in our stock price during the third quarter. Consistent with our policy described in the Form 10-K for the fiscal year ended March 31, 2015, we performed Step 1 of the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
Our assessment focused on the Aerostructures reporting unit since it had significant changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. We concluded that the goodwill was not impaired as of the interim impairment assessment date. However, the excess of the fair value over the carrying value was within 5% for the Company's Aerostructures reporting unit. The amount of goodwill for our Aerostructures reporting unit amounted to $1.42 billion at December 31, 2015. Going forward, we will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis.
In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA and cash flows for our reporting units decreases, a goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.
We also performed an interim assessment of fair value on our indefinite-lived intangible assets due to the same potential indicators noted above. We estimated the fair value of the trade names using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:
•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rates between 12% and 13% based on the required rate of return for the trade name assets.
Based on our evaluation of indefinite-lived assets, including the tradenames, we concluded that the Vought tradename had a fair value of $195.8 million (Level 3) compared to a carrying value of $425.0 million. Accordingly, we recorded a non-cash impairment charge during the three and nine months ended December 31, 2015 of $229.2 million, which is presented separately on the accompanying Condensed and Consolidated Statements of Income. The decline in fair value compared to carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier 7000 and the timing of associated earnings.
In the event of significant loss of revenues and related earnings associated with the Vought tradename, further impairment charges may be required, which would adversely affect our operating results.
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. At this time, we are assessing the impact of the rate reduction. Further we are working with Boeing regarding the timing of the implementation of the rate reduction, as well as the timing related to the previously announced transition of the 747-8 program. This could result in a significant impact to our operating results. This announcement follows the September 2015 decision by Boeing to insource production of the 747-8 program beginning in the second half of fiscal 2019, effectively terminating this program with us after our current contract. If we are unable to replace this work with new or similar manufacturing content, there is risk of additional costs associated with exiting the facilities where this program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors which, if not mitigated, could result in additional future charges of up to $75.0 million. This estimate includes cash outflows of approximately $38.0 million, but excludes any potential changes in pension benefit obligations or potential impairment of goodwill.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Recognition of additional forward losses in the future periods continues to be a risk and will depend upon several factors, including the impact of the above discussed production rate change, our ability to successfully perform under current design and manufacturing plans, achievement of forecasted cost reductions as we continue production and our ability to successfully resolve claims and assertions with our customers and suppliers.
Our union employees with United Auto Workers (UAW) Local 848 at our Red Oak, Texas facility and UAW Local 952 at our Tulsa, Oklahoma facility are currently working without a contract. The contracts with our International Association of Machinists-represented employees at our Nashville, Tennessee facility and our UAW Local 405- represented employees at our West Hartford, Connecticut facility expire in February 2016. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
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
Effective October 17, 2014, the Company acquired all of the outstanding shares of North American Aircraft Services, Inc. and its affiliates ("NAAS"). NAAS is based in San Antonio, Texas, with fixed-based operator business units throughout the United States, as well as international locations, and delivers line maintenance and repair, fuel leak detection and fuel bladder cell repair services. The acquired business operates as Triumph Aviation Services-NAAS Division and its results are included in Aftermarket Services Group from the date of acquisition.
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

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not allow for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
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
Adjusted EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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

•
Curtailments, settlements and early retirement incentives may be useful for investors to consider because they represent the current period impact of the change in the defined benefit obligation due to the reduction in future service costs as well as the incremental cost of retirement incentive benefits paid to participants. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

•
Amortization of acquired contract liabilities may be useful for investors to consider because it represents the non-cash earnings on the fair value of off-market contracts acquired through acquisitions. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

•
Amortization expense (including impairments) may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights and licenses. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net (loss) income	$(88,649)	$(39,832)	$35,695	$155,858
Legal settlement charge (gain), net of expenses	12,400	—	12,400	(134,693)
Curtailment charge	—	—	2,863	—
Amortization of acquired contract liabilities, net	(34,425)	(15,501)	(99,928)	(39,332)
Depreciation and amortization *	270,228	39,808	356,337	116,373
Interest expense and other	15,792	13,573	49,539	71,320
Income tax expense	(53,393)	(35,007)	6,429	66,778
Adjusted EBITDA	$121,953	$(36,959)	$363,335	$236,304
* - Includes Impairment Charge
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating (loss) income	$(126,250)	$(187,265)	$52,754	$12,402	$(4,141)
Legal settlement charge, net	12,400	10,500	—	1,900	—
Amortization of acquired contract liabilities, net	(34,425)	(24,621)	(9,804)	—	—
Depreciation and amortization *	270,228	255,421	11,911	2,462	434
Adjusted EBITDA	$121,953	$54,035	$54,861	$16,764	$(3,707)
* - Includes Impairment Charge

	Three Months Ended December 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating (loss) income	$(61,266)	$(104,231)	$41,863	$12,490	$(11,388)
Amortization of acquired contract liabilities, net	(15,501)	(4,411)	(11,090)	—	—
Depreciation and amortization	39,808	25,505	11,363	2,334	606
Adjusted EBITDA	$(36,959)	$(83,137)	$42,136	$14,824	$(10,782)

	Nine Months Ended December 31, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income (loss)	$91,663	$(54,159)	$150,147	$31,514	$(35,839)
Legal settlement charge, net	12,400	10,500	—	1,900	—
Curtailment charge	2,863	—	—	—	2,863
Amortization of acquired contract liabilities, net	(99,928)	(69,611)	(30,317)	—	—
Depreciation and amortization *	356,337	309,647	38,115	7,352	1,223
Adjusted EBITDA	$363,335	$196,377	$157,945	$40,766	$(31,753)
* - Includes Impairment Charge

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$293,956	$34,596	$125,430	$34,614	$99,316
Gain on legal settlement, net of expenses	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities, net	(39,332)	(14,311)	(25,021)	—	—
Depreciation and amortization	116,373	76,340	32,027	6,137	1,869
Adjusted EBITDA	$236,304	$96,625	$132,436	$40,751	$(33,508)
Three months ended December 31, 2015 compared to three months ended December 31, 2014

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)
Net sales	$913,866	$917,417
Segment operating loss	$(122,109)	$(49,878)
Corporate expense	(4,141)	(11,388)
Total operating loss	(126,250)	(61,266)
Interest expense and other	15,792	13,573
Income tax expense	(53,393)	(35,007)
Net loss	$(88,649)	$(39,832)

Net sales decreased by $3.6 million, or 0.4%, to $913.9 million for the three months ended December 31, 2015, from $917.4 million for the three months ended December 31, 2014. The acquisitions of Fairchild, NAAS and the Tulsa Programs contributed $100.5 million in net sales. Organic sales decreased $104.1 million, or 11.3%, due to production rate reductions by our customers on the 747-8, A330, C-17 and Gulfstream G450/550 programs. Net sales for the three months ended December 31, 2015, included $3.5 million in total non-recurring revenues, as compared to $17.8 million in non-recurring revenues for the three months ended December 31, 2014. The prior year period was negatively impacted by our customers' decreased production rates on existing programs.
Cost of sales decreased $176.2 million, or 20.3%, to $691.8 million for the three months ended December 31, 2015, from $868.0 million for the three months ended December 31, 2014. The acquisitions of Fairchild, NAAS and the Tulsa Programs contributed $76.3 million to cost of sales. Organic cost of sales decreased $252.5 million, or 29.1%, due to the decrease in organic sales mentioned above. In addition, the three months ended December 31, 2014, were negatively impacted by a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in losses as a result of losing NADCAP certification at one of our facilities. Excluding the impact of the provision for forward losses in the prior year, the comparable organic gross margin for the three months ended December 31, 2015, was 24.0%, as compared to 23.6% for the prior year period.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($2.8 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($9.6 million) and gross unfavorable adjustments ($12.5 million). The cumulative catch-up adjustments for the three months ended December 31, 2015, were mainly due to increased labor cost estimates driven by performance on smaller programs, expedited material supplier costs, offset by favorable production block close outs. Gross margin for the three months ended December 31, 2014, included net unfavorable cumulative catch-up adjustments ($154.3 million).

Segment operating loss increased by $72.2 million, or 144.8%, to $(122.1) million for the three months ended December 31, 2015, from $(49.9) million for the three months ended December 31, 2014. The acquisitions of Fairchild, NAAS

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

and the Tulsa Programs contributed $21.9 million to segment operating income and organic segment operating income decreased $94.1 million. Organic segment operating income for the three months ended December 31, 2015, decreased due to the non-cash impairment charge to the Vought tradename of $229.2 million noted above, a legal settlement of $10.5 million, settlement of a customer dispute of $1.9 million and increased legal fees of $2.8 million. Organic segment operating income for the three months ended December 31, 2014, included a provision for forward losses, as mentioned above.
Corporate expenses decreased by $7.2 million, or 63.6%, to $4.1 million for the three months ended December 31, 2015, from $11.4 million for the three months ended December 31, 2014, due to decreased acquisition related expenses of $7.2 million.
Interest expense and other increased by $2.2 million, or 16.3%, to $15.8 million for the three months ended December 31, 2015, compared to $13.6 million for the prior year period, due to the increased balance of the average outstanding debt and included foreign exchange losses ($1.1 million) versus foreign exchange losses ($2.2 million) in the prior year period.
The effective income tax rate for the three months ended December 31, 2015, was 37.6% compared to (46.8)% for the three months ended December 31, 2014. For the three months ended December 31, 2015, the income tax provision included the benefit from the retroactive reinstatement of the R&D tax credit ($3.0 million). For the three months ended December 31, 2014, the income tax benefit included the benefit from the retroactive reinstatement of the R&D tax credit ($6.0 million). For the fiscal year ending March 31, 2016, the Company expects its effective tax rate to be approximately 31.2%.

Business Segment Performance
We report our financial performance based on the following three reportable segments: the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Aerostructures segment generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. This compares to our Aerospace Systems segment, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. In contrast, our Aftermarket Services segment provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Aftermarket Services segment can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Aerostructures and Aerospace Systems segments.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
Business Segment Performance - Three months ended December 31, 2015 compared to three months ended December 31, 2014

	Three Months Ended December 31,
Aerostructures	2015	2014
Commercial aerospace	33.6%	39.6%
Military	9.8%	11.3%
Business Jets	16.3%	8.7%
Regional	0.4%	0.4%
Non-aviation	0.2%	0.8%
Total Aerostructures net sales	60.3%	60.8%
Aerospace Systems
Commercial aerospace	14.6%	14.9%
Military	12.1%	11.4%
Business Jets	2.2%	1.1%
Regional	1.1%	1.1%
Non-aviation	1.3%	2.0%
Total Aerospace Systems net sales	31.3%	30.5%
Aftermarket Services
Commercial aerospace	6.5%	6.6%
Military	1.5%	1.6%
Regional	0.4%	0.5%
Non-aviation	—%	—%
Total Aftermarket Services net sales	8.4%	8.7%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Total Sales
	2015	2014	% Change	2015	2014
	(in thousands)
NET SALES
Aerostructures	$553,627	$560,346	(1.2)%	60.6%	61.1%
Aerospace Systems	288,288	279,198	3.3%	31.5%	30.4%
Aftermarket Services	78,127	80,690	(3.2)%	8.5%	8.8%
Elimination of inter-segment sales	(6,176)	(2,817)	119.2%	(0.7)%	(0.3)%
Total Net Sales	$913,866	$917,417	(0.4)%	100.0%	100.0%

	Three Months Ended December 31,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$(187,265)	$(104,231)	79.7%	(33.8)%	(18.6)%
Aerospace Systems	52,754	41,863	26.0%	18.3%	15.0%
Aftermarket Services	12,402	12,490	(0.7)%	15.9%	15.5%
Corporate	(4,141)	(11,388)	63.6%	n/a	n/a
Total Operating Loss	$(126,250)	$(61,266)	(68.8)%	(13.8)%	(6.7)%

	Three Months Ended December 31,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$54,035	$(83,137)	(165.0)%	9.8%	(14.8)%
Aerospace Systems	54,861	42,136	30.2%	19.0%	15.1%
Aftermarket Services	16,764	14,824	13.1%	21.5%	18.4%
Corporate	(3,707)	(10,782)	65.6%	n/a	n/a
	$121,953	$(36,959)	53.8%	13.3%	(4.0)%

Aerostructures: Aerostructures segment net sales decreased by $6.7 million, or 1.2%, to $553.6 million for the three months ended December 31, 2015, from $560.3 million for the three months ended December 31, 2014. Organic sales decreased $96.3 million, or 17.2%. The Tulsa Programs contributed $89.6 million in net sales. Organic sales decreased primarily due to production rate reductions by our customers on the 747-8, A330, C-17 and Gulfstream G450/550 programs. Net sales for the three months ended December 31, 2015, included $3.5 million in total non-recurring revenues, as compared to $17.8 million in total non-recurring revenues for the three months ended December 31, 2014.
Aerostructures segment cost of sales decreased by $168.6 million, or 27.3%, to $448.6 million for the three months ended December 31, 2015, from $617.2 million for the three months ended December 31, 2014. Organic cost of sales decreased $238.9 million, or 38.8%, and the Tulsa Programs contributed $70.3 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. In addition, the three months ended December 31, 2014, were negatively impacted by a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in losses as a result of losing NADCAP certification at one of our facilities. Excluding the impact of the provision for forward losses in the prior year, the comparable organic gross margin for the three months ended December 31, 2015 was 18.5%, compared with 19.5% for the three months ended December 31, 2014, due to the unfavorable cumulative catch-up adjustments noted below.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerostructures segment cost of sales for the three months ended December 31, 2015, included net unfavorable cumulative catch-up adjustments ($2.8 million). The gross margin percent decreased during the three months ended December 31, 2015, as the result of net unfavorable cumulative catch-up adjustments with gross favorable adjustments ($9.6 million) and gross unfavorable adjustments ($12.5 million). The cumulative catch-up adjustments for the three months ended December 31, 2015 were mainly due to increased labor cost estimates driven by performance on smaller programs and expedited material supplier costs, offset by favorable production block close outs. Segment operating income for the three months ended December 31, 2014 included net unfavorable cumulative catch-up adjustments ($154.3 million).
Aerostructures segment operating loss increased by $83.0 million, or 79.7%, to $(187.3) million for the three months ended December 31, 2015, from $(104.2) million for the three months ended December 31, 2014. Organic operating income decreased $101.4 million, and the acquisition of the Tulsa Programs contributed $18.4 million. Organic operating income for the three months ended December 31, 2015 decreased due to the non-cash impairment charge to the Vought tradename of $229.2 million noted above, the decreased sales as discussed above and included a legal settlement of $10.5 million and increased legal fees of $3.0 million. Organic operating income for the three months ended December 31, 2014 included a provision for forward losses, as mentioned above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 33.8% for the three months ended December 31, 2015, due to the decreased operating income noted above.

Aerospace Systems: Aerospace Systems segment net sales increased by $9.1 million, or 3.3%, to $288.3 million for the three months ended December 31, 2015, from $279.2 million for the three months ended December 31, 2014. Organic sales decreased $0.1 million and the acquisition of Fairchild contributed $9.2 million.
Aerospace Systems segment cost of sales decreased by $0.6 million, or 0.3%, to $194.8 million for the three months ended December 31, 2015, from $195.4 million for the three months ended December 31, 2014. Organic cost of sales decreased $5.4 million, or 2.8% and the acquisition of Fairchild contributed $4.8 million. Organic gross margin for the three months ended December 31, 2015, was 31.9% compared with 30.0% for the three months ended December 31, 2014, with improvement due to the change in sales mix.
Aerospace Systems segment operating income increased by $10.9 million, or 26.0%, to $52.8 million for the three months ended December 31, 2015, from $41.9 million for the three months ended December 31, 2014. Organic operating income increased $8.3 million, or 19.9%, and the acquisition of Fairchild contributed $2.6 million. Organic operating income increased due to improved gross margins noted above, decreased discretionary spending including consulting, travel and marketing related expenses. The increase in Adjusted EBITDA year over year is due to the decreased organic cost of sales and change in sales mix noted above.
Aerospace Systems segment operating income as a percentage of segment sales increased to 18.3% for the three months ended December 31, 2015, as compared to 15.0% for the three months ended December 31, 2014, due to the improvement in gross margins as noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: Aftermarket Services segment net sales decreased by $2.6 million, or 3.2%, to $78.1 million for the three months ended December 31, 2015, from $80.7 million for the three months ended December 31, 2014. Organic sales decreased $4.2 million, or 5.6%, and the acquisition of NAAS contributed $1.6 million more than the prior fiscal quarter. Organic sales decreased due to a decreased demand from commercial customers.
Aftermarket Services segment cost of sales decreased by $3.6 million, or 6.2%, to $54.6 million for the three months ended December 31, 2015, from $58.2 million for the three months ended December 31, 2014. Organic cost of sales decreased $4.7 million, or 8.6%, and the acquisition of NAAS contributed $1.1 million more than the prior fiscal quarter. The organic cost of sales decreased due to the decrease in organic sales noted above. Organic gross margin for the three months ended December 31, 2015 was 29.3%, compared with 27.0% for the three months ended December 31, 2014. The organic gross margin increase was the result of a change in sales mix and cost containment measures.
Aftermarket Services segment operating income decreased by $0.1 million, or 0.7%, to $12.4 million for the three months ended December 31, 2015, from $12.5 million for the three months ended December 31, 2014. Organic operating income decreased $1.0 million, or 9.3%, and the acquisition of NAAS contributed $0.9 million more than the prior fiscal quarter. Organic operating income decreased due to a settlement of a customer dispute of $1.9 million partially offset by decreased discretionary spending.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aftermarket Services segment operating income as a percentage of segment sales increased to 15.9% for the three months ended December 31, 2015, as compared to 15.5% for the three months ended December 31, 2014, due to the increased gross margin noted above.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014

	Nine Months Ended December 31,
	2015	2014
	(dollars in thousands)
Net sales	$2,828,278	$2,808,444
Segment operating income	$127,502	$194,640
Corporate (expense) income	(35,839)	99,316
Total operating income	91,663	293,956
Interest expense and other	49,539	71,320
Income tax expense	6,429	66,778
Net income	$35,695	$155,858

Net sales increased by $19.8 million, or 0.7%, to $2.83 billion for the nine months ended December 31, 2015, from $2.81 billion for the nine months ended December 31, 2014. The acquisition of Fairchild and the fiscal 2015 acquisitions contributed $354.4 million in net sales. Organic sales decreased $334.6 million, or 12.5%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs, A330, and C-17 programs. Net sales for the nine months ended December 31, 2015, included $17.7 million in total non-recurring revenues, as compared to $30.3 million in non-recurring revenues for the nine months ended December 31, 2014. The prior year period was negatively impacted by our customers' decreased production rates on existing programs.
Cost of sales decreased $169.5 million, or 7.3%, to $2.15 billion for the nine months ended December 31, 2015, from $2.32 billion for the nine months ended December 31, 2014. The acquisition of Fairchild and the fiscal 2015 acquisitions contributed $273.0 million to cost of sales. Organic cost of sales decreased $442.5 million, or 19.9%, due to the decrease in organic sales mentioned above. In addition, results for the nine months ended December 31, 2014, were negatively impacted by a provision for forward losses of $152.0 million on the 747-8 program and $13.9 million in losses as a result of losing NADCAP certification at one of our facilities. Excluding the impact of the provision for forward losses in the prior year, the comparable organic gross margin for the nine months ended December 31, 2015 was 24.0%, as compared to 24.5%.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($13.8 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($28.5 million) and gross unfavorable adjustments ($42.3 million). The cumulative catch-up adjustments for the nine months ended December 31, 2015 were mainly due to increased labor cost estimates driven by performance on smaller programs, expedited material supplier costs, offset by favorable production block close outs. Gross margin for the nine months ended December 31, 2014 included net unfavorable cumulative catch-up adjustments ($158.2 million).

Segment operating income decreased by $67.1 million, or 34.5%, to $127.5 million for the nine months ended December 31, 2015, from $194.6 million for the nine months ended December 31, 2014. The acquisition of Fairchild and the fiscal 2015 acquisitions contributed $70.1 million to segment operating income. Organic segment operating income decreased $140.1 million. Organic operating income for the nine months ended December 31, 2015 included a non-cash impairment charge to the Vought tradename of $229.2 million noted above, a legal settlement of $10.5 million, facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory of $5.4 million and costs related to exiting a facility in China of $1.9 million. The operating income for the nine months ended December 31, 2014 included a provision for forward losses noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Corporate expenses were $35.8 million for the nine months ended December 31, 2015, as compared to income of $99.3 million for the nine months ended December 31, 2014. This difference is due to the legal settlement reached during the first quarter of fiscal 2015 between the Company and Eaton Corporation and several of its subsidiaries, for a net gain of $134.7 million, partially offset by increased compensation expense ($3.2 million) largely due to severance to the former Chief Executive Officer, increased consulting fees ($3.2 million), and a pension curtailment charge ($2.9 million) as result of a plan amendment to our largest union-represented group of employees.

Interest expense and other decreased by $21.8 million, or 30.5%, to $49.5 million for the nine months ended December 31, 2015, compared to $71.3 million for the nine months ended December 31, 2014. Interest expense and other for the nine months ended December 31, 2015 included foreign exchange losses ($0.9 million) versus foreign exchange gains ($4.3 million) for the nine months ended December 31, 2014. Interest expense and other for the prior year period included the redemption of the 2018 Notes, which included pre-tax losses associated with the 4.79% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees ($22.7 million).

The effective income tax rate for the nine months ended December 31, 2015 was 15.3% compared to 30.0% for the nine months ended December 31, 2014. For the nine months ended December 31, 2015, the income tax provision was reduced to reflect the benefit from a decrease to the state deferred tax rate ($4.2 million), the benefit related to the effects of transfer pricing adjustments carried back to prior periods ($0.4 million) and the benefit from the retroactive reinstatement of the R&D tax credit ($3.0 million). For the nine months ended December 31, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits ($1.1 million), the additional tax benefit related to the net operating loss carryback claim ($0.4 million), the benefit from the decrease of the state deferred tax rate ($2.0 million) and the income tax benefit included the benefit from the retroactive reinstatement of the R&D tax credit ($6.0 million). For the fiscal year ending March 31, 2016, the Company expects its effective tax rate to be approximately 31.2%.

Business Segment Performance - Nine months ended December 31, 2015 compared to nine months ended December 31, 2014

	Nine Months Ended December 31,
Aerostructures	2015	2014
Commercial aerospace	35.6%	40.6%
Military	9.9%	13.7%
Business Jets	16.4%	9.0%
Regional	0.4%	0.4%
Non-aviation	0.1%	0.4%
Total Aerostructures net sales	62.4%	64.1%
Aerospace Systems
Commercial aerospace	14.4%	12.8%
Military	11.0%	11.0%
Business Jets	2.1%	1.4%
Regional	1.0%	1.1%
Non-aviation	1.2%	1.8%
Total Aerospace Systems net sales	29.7%	28.1%
Aftermarket Services
Commercial aerospace	6.1%	6.3%
Military	1.4%	0.9%
Regional	0.4%	0.5%
Non-aviation	—%	0.1%
Total Aftermarket Services net sales	7.9%	7.8%
Total Consolidated net sales	100.0%	100.0%

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

	Nine Months Ended December 31,			% of Total Sales
	2015	2014	% Change	2015	2014
	(in thousands)
NET SALES
Aerostructures	$1,770,338	$1,805,016	(1.9)%	62.6%	64.3%
Aerospace Systems	846,091	787,951	7.4%	29.9%	28.1%
Aftermarket Services	226,649	222,641	1.8%	8.0%	7.9%
Elimination of inter-segment sales	(14,800)	(7,164)	106.6%	(0.5)%	(0.3)%
Total Net Sales	$2,828,278	$2,808,444	0.7%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$(54,159)	$34,596	(256.5)%	(3.1)%	1.9%
Aerospace Systems	150,147	125,430	19.7%	17.7%	15.9%
Aftermarket Services	31,514	34,614	(9.0)%	13.9%	15.5%
Corporate	(35,839)	99,316	136.1%	n/a	n/a
Total Operating Income	$91,663	$293,956	(68.8)%	3.2%	10.5%

	Nine Months Ended December 31,			% of Segment Sales
	2015	2014	% Change	2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$196,377	$96,625	103.2%	11.1%	5.4%
Aerospace Systems	157,945	132,436	19.3%	18.7%	16.8%
Aftermarket Services	40,766	40,751	—%	18.0%	18.3%
Corporate	(31,753)	(33,508)	5.2%	n/a	n/a
	$363,335	$236,304	53.8%	12.8%	8.4%

Aerostructures: Aerostructures segment net sales decreased by $34.7 million, or 1.9%, to $1.77 billion for the nine months ended December 31, 2015, from $1.81 billion for the nine months ended December 31, 2014. Organic sales decreased $288.8 million, or 16.0%. The Tulsa Programs contributed $254.1 million in net sales. Organic sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs, A330, and C-17 programs. Net sales for the nine months ended December 31, 2015 included $17.7 million in total non-recurring revenues, as compared to $30.3 million in total non-recurring revenues for the nine months ended December 31, 2014.
Aerostructures segment cost of sales decreased by $193.2 million, or 11.9%, to $1.43 billion for the nine months ended December 31, 2015, from $1.63 billion for the nine months ended December 31, 2014. Organic cost of sales decreased $404.1 million, or 24.8%, and the Tulsa Programs contributed $210.9 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above and plus the benefit due to the settlement of a grant with the state of Texas ($5.3 million). In addition, the nine months ended December 31, 2014 were negatively impacted by a provision for forward losses of$152.0 million on the 747-8 program and $13.9 million in losses as a result of losing NADCAP certification at one of our

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

facilities. Excluding the impact of the provision for forward losses in the prior year, the comparable organic gross margin for the nine months ended December 31, 2015 was 19.4% compared with 20.6% for the nine months ended December 31, 2014.
Aerostructures segment cost of sales for the nine months ended December 31, 2015 included net unfavorable cumulative catch-up adjustments ($13.8 million). The cumulative catch-up adjustments to gross margin for the nine months ended December 31, 2015 included gross favorable adjustments ($28.5 million) and gross unfavorable adjustments ($42.3 million). The cumulative catch-up adjustments for the nine months ended December 31, 2015, were mainly due to increased labor cost estimates driven by performance on smaller programs, expedited material supplier costs, offset by favorable production block close outs. Segment operating income for the nine months ended December 31, 2014 included net unfavorable cumulative catch-up adjustments ($158.2 million).
Aerostructures segment operating income decreased by $88.8 million, or 256.5%, to $54.2 million for the nine months ended December 31, 2015, from $34.6 million for the nine months ended December 31, 2014. Excluding the provision for forward losses of $165.9 million in the prior year as discussed above, operating income decreased for the nine months ended December 31, 2015, due to the non-cash impairment charge to the Vought tradename of $229.2 million noted above, the decreased sales as discussed above, a legal settlement of $10.5 million, and costs related to exiting a facility in China ($1.9 million), which were partially offset by costs related to the relocation from our Jefferson Street facilities incurred in the prior year period ($3.1 million). Operating income for the nine months ended December 31, 2014 included a provision for forward losses, as mentioned above. The increase in Adjusted EBITDA year over year is due to the sames factors that increased operating income.
Aerostructures segment operating income as a percentage of segment sales decreased to (3.1)% for the nine months ended December 31, 2015, as compared to 1.9% for the nine months ended December 31, 2014, due to the decrease in operating income as noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems: Aerospace Systems segment net sales increased by $58.1 million, or 7.4%, to $846.1 million for the nine months ended December 31, 2015, from $788.0 million for the nine months ended December 31, 2014. Organic sales decreased $25.5 million, or 3.9%, primarily due to order timing on certain military programs, slower commercial rotorcraft demand and lower aftermarket revenue. The acquisitions of Fairchild and GE contributed $83.6 million in net sales.
Aerospace Systems segment cost of sales increased by $29.8 million, or 5.5%, to $572.1 million for the nine months ended December 31, 2015, from $542.3 million for the nine months ended December 31, 2014. Organic cost of sales decreased $21.8 million, or 5.0%, and the acquisitions of Fairchild and GE contributed $51.6 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. Organic gross margin for the nine months ended December 31, 2015 was 34.4%, compared with 33.7% for the nine months ended December 31, 2014, due to changes in sales mix.
Aerospace Systems segment operating income increased by $24.7 million, or 19.7%, to $150.1 million for the nine months ended December 31, 2015, from $125.4 million for the nine months ended December 31, 2014. Operating income increased primarily due to the acquisitions of Fairchild and GE ($25.6 million) and reduced discretionary spending, partially offset by facility consolidation costs which includes impairment of tangible and intangible assets and write down of inventory ($5.4 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 17.7% for the nine months ended December 31, 2015, as compared to 15.9% for the nine months ended December 31, 2014, due to the effects of the Fairchild and GE acquisitions. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Aftermarket Services: Aftermarket Services segment net sales increased by $4.0 million, or 1.8%, to $226.6 million for the nine months ended December 31, 2015, from $222.6 million for the nine months ended December 31, 2014. Organic sales decreased $12.6 million, or 5.8%, and the acquisition of NAAS contributed $16.6 million. Organic sales decreased due to a decreased demand from commercial customers.
Aftermarket Services segment cost of sales increased by $1.6 million, or 1.0%, to $163.8 million for the nine months ended December 31, 2015, from $162.3 million for the nine months ended December 31, 2014. Organic cost of sales decreased $9.0 million, or 5.7%, due to the decreased sales noted above and the acquisition of NAAS contributed $10.6 million. Organic gross margin for the nine months ended December 31, 2015 was 26.7% compared with 26.8% for the nine months ended December 31, 2014.
Aftermarket Services segment operating income decreased by $3.1 million, or 9.0%, to $31.5 million for the nine months ended December 31, 2015, from $34.6 million for the nine months ended December 31, 2014. Organic operating income decreased $6.8 million, or 20.1%, and the acquisition of NAAS contributed $3.7 million. Organic operating income decreased

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

due to the decreased gross margin as noted above, an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million) and a settlement of a customer dispute ($1.9 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales decreased to 13.9% for the nine months ended December 31, 2015, as compared to 15.5% for the nine months ended December 31, 2014, due to the decrease in operating income as noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2015, we used approximately $174.7 million of cash flows from operating activities, used approximately $115.5 million in investing activities and received approximately $298.7 million in financing activities.
Cash flows used in operating activities for the nine months ended December 31, 2015 were $174.7 million, compared to cash flows provided by operating activities for the nine months ended December 31, 2014 of $310.0 million. During the nine months ended December 31, 2015, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($225.2 million) driven by pre-production costs and net spending on the Tulsa Programs discussed below, and by decreased receipts from customers and others related to a decline in organic sales ($67.8 million). During the nine months ended December 31, 2014, net cash provided by operating activities was primarily due to cash received from legal settlement ($134.7 million) and an income tax refund ($26.0 million).
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the nine months ended December 31, 2015, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $104.5 million and $68.7 million, respectively. Net spending on the Tulsa Programs for the nine months ended December 31, 2015 was approximately $65.2 million. Additionally, inventory build on mature programs, including costs associated with deferred shipments on several programs, was approximately $89.3 million. Unliquidated progress payments netted against inventory decreased $37.9 million, due to timing of receipts.
Cash flows used in investing activities for the nine months ended December 31, 2015 increased $70.8 million from the nine months ended December 31, 2014. Cash flows used in investing activities for the nine months ended December 31, 2015, included the acquisition of Fairchild ($57.0 million) and a payment to settle working capital adjustment related to the acquisition of GE ($6.0 million) and capital expenditures ($63.4 million). The nine months ended December 31, 2014 included cash used in the acquisition of GE ($60.9 million) and capital expenditures ($85.2 million) due to the completion of the relocation of our Jefferson Street facilities.
Cash flows provided by financing activities for the nine months ended December 31, 2015 were $298.7 million, compared to cash flows used in financing activities for the nine months ended December 31, 2014 of $259.9 million. Cash flows provided by financing activities for the nine months ended December 31, 2015 included additional borrowings on our Credit Facility (as defined below) to fund the acquisition of Fairchild and to fund operations. Cash flows provided by financing activities for the nine months ended December 31, 2014, included additional borrowings on our Credit Facility to fund the acquisition of GE, the redemption of the Senior Notes due 2018 (the "2018 Notes"), settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($93.0 million), offset by the issuance of the 2022 Notes (as defined below).
As of December 31, 2015, $580.7 million was available under our revolving credit facility (the “Credit Facility”).  On December 31, 2015, an aggregate amount of approximately $393.7 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At December 31, 2015, there was $191.0 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
In June 2014, the Company issued the Senior Notes due 2022 (the "2022 Notes") for $300.0 million in principal amount. The 2022 Notes were sold at 100% of principal amount and have an effective yield of 5.25%. Interest on the 2022 Notes is

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
Capital expenditures were approximately $63.4 million for the nine months ended December 31, 2015. We funded these expenditures through borrowings under the Credit Facility. For our fiscal year ending March 31, 2016, we expect capital expenditures of approximately $80.0 million to $100.0 million and investments in new major programs of $190.0 million to $220.0 million, which will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,690,383	$42,759	$287,224	$678,202	$682,198
Debt interest (2)	233,876	46,242	92,211	77,304	18,119
Operating leases	160,238	26,675	45,510	33,658	54,395
Purchase obligations	1,957,441	1,480,086	412,448	63,805	1,102
Total	$4,041,938	$1,595,762	$837,393	$852,969	$755,814

(1) Included in the Company’s balance sheet at December 31, 2015.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $9.0 million as of December 31, 2015, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
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
For the nine months ended December 31, 2014, the Company made a pension contribution $55.4 million. For the fiscal year ending March 31, 2016, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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
As of December 31, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.     Legal Proceedings
As previously disclosed, on June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit (the “Lawsuit”) in the 298th Judicial District Court of Dallas County, Texas against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007 covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). Triumph Aerostructures, the Company, and American Brownfield agreed to a mediated settlement of the Lawsuit, effective November 18, 2015. Under the terms of the settlement, American Brownfield was paid $5.0 million on November 23, 2015, and is entitled to a second payment of $5.5 million on or before May 20, 2016. The Lawsuit has been administratively closed, and will be dismissed with prejudice upon receipt by American Brownfield of the second payment. Also as part of the settlement, the Company has leased approximately 272,700 square feet of space at the Jefferson Street Facility for a 15 year term beginning December 1, 2015, for annual base rent of approximately $1.3 million.

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	February 3, 2016
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jeffrey L. McRae	February 3, 2016
Jeffrey L. McRae, Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 3, 2016
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2105 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.