Form 10-K
period 2016-03-31
TRIUMPH GROUP INC
filed 2016-05-27
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2015, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2,041 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2015. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 25, 2016 was 49,521,405.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2016 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.	Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Actual results could differ materially from management's current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need. In addition to these factors and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive and cyclical factors relating to the aerospace industry, dependence of some of our businesses on key customers, requirements of capital, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segment, technological developments, limited availability of raw materials or skilled personnel, changes in governmental regulation and oversight, and international hostilities and terrorism. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events.
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
Our Aftermarket Services Group performs maintenance, repair and overhaul services ("MRO") and supplies spare parts for the commercial and military aviation industry and primarily services the world's airline and air cargo carrier customers. This group also designs, engineers, manufactures, repairs and overhauls aftermarket aerospace gas turbine engine components, offers comprehensive MRO solutions, leasing packages, exchange programs and parts and services to airline, air cargo and third-party overhaul facilities. We also continue to develop Federal Aviation Administration ("FAA") approved Designated Engineering Representative ("DER") proprietary repair procedures for the components we repair and overhaul, which range from detailed components to complex subsystems. Companies in our Aftermarket Services Group repair and overhaul various components for the aviation industry including:

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
Effective April 2016, the Company announced that it is realigning into four business units to better meet the evolving needs of its customers. The new structure better supports our go-to-market strategies and will allow us to more effectively satisfy the needs of our customers while continuing to deliver on our commitments, accelerate organic growth and drive predictable profitability. During the first quarter of fiscal 2017, our segment financial performance information will be presented in accordance with these new four business units.
The four business units are as follows:

•
Integrated Systems. Provides integrated solutions including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.

•
Aerospace Structures. Supplies commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Inclusive of the former Vought Aircraft Division, Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites.

•
Precision Components. Produces close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes including: super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.

•
Product Support. Provides full life cycle solutions for commercial, regional and military aircraft. Triumph’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities, Triumph’s Product Support group is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair, metallic and composite aircraft structures, nacelles, thrust reversers, interiors, auxiliary power units and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.

Proprietary Rights
We benefit from our proprietary rights relating to designs, engineering and manufacturing processes and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for the production of such specially designed products.
We view our name and mark, as well as the Vought and Embee tradenames, as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We continually develop and acquire new intellectual property and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material adverse effect on our results of operations, our financial position or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.
In our overhaul and repair businesses, OEMs of equipment that we maintain for our customers often include language in repair manuals that relate to their equipment, asserting broad claims of proprietary rights to the contents of the manuals used in our operations. There can be no assurance that OEMs will not try to enforce such claims, including the possible use of legal proceedings. In the event of such legal proceedings, there can be no assurance that such actions against the Company will be unsuccessful. However, we believe that our use of manufacture and repair manuals is lawful.
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
As of March 31, 2016, we had outstanding purchase orders representing an aggregate invoice price of approximately $4.15 billion, of which $2.96 billion, $1.15 billion and $37 million relate to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. As of March 31, 2015, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $5.03 billion, of which $3.74 billion, $1.24 billion and $42 million related to the Aerostructures Group, the Aerospace Systems Group and the Aftermarket Services Group, respectively. The sharp decline in backlog was due to the production rate reductions on key programs such as Boeing 747-8, 777 and G450/G550. Of the existing backlog of $4.15 billion, approximately $1.50 billion will not be shipped by March 31, 2017.
Dependence on Significant Customers
For the fiscal years ended March 31, 2016, 2015 and 2014, the Boeing Company ("Boeing") represented approximately 38%, 42% and 45%, respectively, of our net sales, covering virtually every Boeing plant and product.
For the fiscal years ended March 31, 2016, 2015 and 2014, Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 12%, 9% and 8%, respectively, of our net sales, covering several of Gulfstream's products.
A significant reduction in sales to Boeing and/or Gulfstream would have a material adverse impact on our financial position, results of operations and cash flows.
United States and International Operations
Our revenues from customers in the United States for the fiscal years ended March 31, 2016, 2015 and 2014 ,were approximately $3,088 million, $3,136 million, and $3,142 million, respectively. Our revenues from customers in all other countries for the fiscal years ended March 31, 2016, 2015 and 2014, were approximately $798 million, $753 million, and $622 million, respectively.
As of March 31, 2016 and 2015, our long-lived assets located in the United States were approximately $2,746 million and $3,683 million, respectively. As of March 31, 2016 and 2015, our long-lived assets located in all other countries were approximately $347 million and $367 million, respectively.
Competition
We compete primarily with Tier 1 and Tier 2 aerostructures manufacturers, systems suppliers and component manufacturers, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies and detail parts. OEMs are increasingly focusing on assembly and integration activities while outsourcing more manufacturing and, therefore, are less of a competitive force than in previous years.
Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have: OEMs, major commercial airlines, government support depots and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

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
Environmental Matters
Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency ("EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future.
Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.
Employees
As of March 31, 2016, we employed 14,602 persons, of whom 3,465 were management employees, 125 were sales and marketing personnel, 782 were technical personnel, 889 were administrative personnel and 9,341 were production workers. Our segments were composed of the following employees: Aerostructures Group - 9,595 persons, Aerospace Systems Group - 3,567 persons, Aftermarket Services Group - 1,311 persons, and Corporate - 129 persons.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 1,907 full-time employees. Currently, approximately 13% of our permanent employees are represented by labor unions and approximately 51% of net sales are derived from the facilities at which at least some employees are unionized. The collective bargaining agreement with our union employees with International Association of Machinists and Aerospace Workers ("IAM") District 751 at our Spokane, Washington facility has expired. As of May 11, 2016, the workforce in Spokane of approximately 400 employees has elected to strike. While we are currently in negotiations with the workforce, we have implemented plans to continue production in Spokane with support from other locations. Of the 1,907 employees represented by unions, 591 employees are working under contracts that have expired or will expire within one year and 475 employees in our Red Oak, Texas and 386 employees in our Tulsa, Oklahoma facilities have not yet negotiated initial contracts. Our inability to negotiate an acceptable contract with any of these labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2016, 2015 and 2014 is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Name	Age	Position
Daniel J. Crowley	53	President and Chief Executive Officer and Director
Jeffrey L. McRae	52	Senior Vice President, Chief Financial Officer
John B. Wright, II	62	Senior Vice President, General Counsel and Secretary
Thomas A. Quigley, III	39	Vice President and Controller
Thomas Holtzhum	59	Executive Vice President, Integrated Systems
MaryLou Thomas	53	Acting Executive Vice President, Aerospace Structures
Rick Rozenjack	57	Executive Vice President, Precision Components
Michael Abram	63	Executive Vice President, Product Support
Richard Lovely	57	Senior Vice President, Human Resources

Daniel J. Crowley was appointed President and Chief Executive Officer and a director of the Company on January 4, 2016. Previously, Mr. Crowley served as President of two Raytheon Company business areas from 2010 through 2015. Prior to Raytheon, Mr. Crowley served as Chief Operating Officer of Lockheed Martin Aeronautics after holding a series of increasingly responsible assignments across its space, electronics, and aeronautics sectors.
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
Thomas Holzthum was appointed Executive Vice President, Integrated Systems in April 2016. Prior thereto, he served as Corporate Vice President-Systems since 2013 with responsibility for eight Triumph Group companies in the Aerospace Systems segment. He joined Triumph in 1998 with the acquisition of Frisby Aerospace, where he held the position of Group Director, Hydraulics. Mr. Holzthum previously served as President of Triumph Actuation Systems-Connecticut and more recently led the successful integration of the hydraulic actuation business of GE Aviation after its acquisition.
MaryLou Thomas was appointed acting Executive Vice President, Aerospace Structures in April 2016. Prior thereto, she was Corporate Vice President -  Composites, Structures and Interiors business area with operations in the United States, Mexico, Thailand and U.K. Ms. Thomas has more than thirty years of experience in the aerospace and defense industry, including service at Lockheed, Boeing and the Company.
Rick Rosenjack was appointed Executive Vice President, Precision Components in April 2016. He previously served as Corporate Vice President-Structures responsible for the Triumph Structures’ group of companies, having joined Triumph in October 2014. Prior to joining the Company, Mr. Rosenjack was Chief Operating Officer of HM Dunn AeroSystems, and Vice President and General Manager of Precision Castparts Corp (PCC) after the acquisition of Heroux Devtek Aerostructures in 2012. Before that, Mr. Rosenjack spent 20 years with Textron, Inc., including five years with Bell Helicopter where he was Senior Vice President of the Commercial Helicopter Business.
Michael Abram was appointed Executive Vice President, Product Supply in April 2016. Since joining Triumph in 2003 as Vice President of Operations for Triumph Airborne Structures, Mr. Abram has served as Vice President of Triumph Aftermarket Services Group, North America and, most recently, Vice President-Aftermarket Services Group, where he was responsible for the company’s maintenance, repair and overhaul (MRO) activities supporting commercial, regional, business and military aircraft worldwide. Before joining Triumph, he was Vice President of Operations for NORDAM Repair Division. Mr. Abram has extensive international business operations experience establishing start-up MRO facilities in Europe and Singapore.
Richard Lovely was appointed Senior Vice President, Human Resources in April 2016. Prior thereto, he served as Senior Vice President, Global Human Resources for Houghton International and Executive Vice President, Human Resources for Rohm and Haas.
Available Information
For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations and liquidity.
A substantial percentage of our gross profit and operating income derives from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, war, terrorist attacks against the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.
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
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, facility consolidations, realignment, cost reduction and other strategic initiatives.
Over the past several years we have implemented a number of restructuring, realignment and cost reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.
Changes in levels of U.S. Government defense spending or overall acquisition priorities could negatively impact our financial position and results of operations. We derive a substantial portion of our revenue from the U.S. Government, primarily from defense related programs with the U.S. Department of Defense ("DoD") . Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. In August 2011, the Budget Control Act (the "Act") established limits on U.S. Government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. Government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts has been reduced with respect to FY2016 and FY2017 following the enactment of The Bipartisan Budget Act of 2015 in November 2015. However, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the FY2016 appropriations enacted December 2015 included funding for Boeing’s major programs, such as F/A-18, CH-47 Chinook, AH-64 Apache, KC-46A Tanker and P-8 programs, uncertainty remains about how defense budgets in FY2017 and beyond will affect Boeing’s programs. We also expect that ongoing concerns regarding the U.S. national debt will continue to place downward pressure on DoD spending levels. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
In addition, as a result of the significant ongoing uncertainty with respect to both U.S. defense spending levels and the nature of the threat environment, we expect the DoD to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we can no longer adjust successfully to these changing acquisition priorities and/or fail to meet affordability targets set by the DoD customer, our revenues and market share would be further impacted.
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
Boeing, or Boeing Commercial, Military and Space, represented approximately 38% of our net sales for the fiscal year ended March 31, 2016, covering virtually every Boeing plant and product. Gulfstream represented approximately 12% of our net sales for the fiscal year ended March 31, 2016, covering several Gulfstream plants and products. As a result, a significant reduction in purchases by Boeing and/or Gulfstream could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, some of our other group companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.
The profitability of certain development programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
For certain of our new development programs, we regularly commence work or incorporate customer-requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.
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
As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in Canada, China, France, Germany, Ireland, Mexico, Thailand and the United Kingdom, and customers throughout the world, we will be subject to the legal, political, social and regulatory requirements and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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
We may need additional financing for internal growth and acquisitions and capital expenditures and additional financing may not be available on terms acceptable to us.
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
The aerospace industry is constantly undergoing development and change and it is likely that new products, equipment and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, such as additive technology, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service.
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
A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs similar in nature to the forward losses incurred on the Boeing 747-8 ("747-8 program") and Bombardier Global 7000/8000 contracts.
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
Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation for potential or identified environmental contamination. Lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites. In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including, but not limited to specified exclusions, deductibles and limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the clean-up of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.
We could become involved in intellectual property litigation, which could have a material and adverse impact on our profitability.
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
Our manufacturing facilities or our customers' facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry or for our customers and suppliers, however, a major catastrophe, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases and risk mitigation from the sale of our leased facilities is required to avoid any business interruption.
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
The aerospace industry continues to experience consolidation among suppliers and customers, primarily the airlines. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. This consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices. If this consolidation continues, our operating costs could increase and it may become more difficult for us to be successful in obtaining new customers.

We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.
At March 31, 2016, we employed 14,602 people, of which 13.1% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, The collective bargaining agreement with our union employees with the IAM District 751 at our Spokane, Washington facility has expired. As of May 11, 2016, the workforce in Spokane of approximately 400 employee has elected to strike. While we are currently in negotiations with the workforce, we have implemented plans to continue production in Spokane with support from other locations. Our union employees with Local 848 at our Red Oak, Texas and Local 952 at our Tulsa, Oklahoma, facilities of the United Auto Workers ("UAW") are currently working without a contract. If we are unable to negotiate a contract with those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
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
Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification ("ASC"), we have recognized the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on our balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or a decrease in interest rates resulting from movements in the financial markets will increase the under-funded status of the plans recorded on our statement of financial position and result in additional cash funding requirements to meet the minimum required funding levels.
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
DoD facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2016, our segments owned or leased the following facilities with the following square footage:

(Square feet in thousands)	Owned	Leased	Total
Aerostructures Group	5,176	5,634	10,810
Aerospace Systems Group	1,294	1,035	2,329
Aftermarket Services Group	716	628	1,344
Corporate	—	17	17
Total	7,186	7,314	14,500
At March 31, 2016, our segments occupied 7.4 million square feet of floor space at the following major locations:

•	Aerostructures Group: Nashville, Tennessee; Hawthorne, California; Red Oak, Texas; Grand Prairie, Texas; Milledgeville, Georgia; Spokane, Washington; and Stuart, Florida

•	Aerospace Systems Group: West Hartford, Connecticut; and Park City, Utah

•	Aftermarket Services Group: Hot Springs, Arkansas
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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

Range of Market Price
Our common stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our common stock for the periods indicated:

	High	Low
Fiscal 2015
1st Quarter	$72.31	$61.86
2nd Quarter	70.38	62.00
3rd Quarter	70.93	59.53
4th Quarter	67.84	51.15
Fiscal 2016
1st Quarter	$70.68	$57.25
2nd Quarter	67.16	41.14
3rd Quarter	47.28	32.82
4th Quarter	40.36	22.94

On May 25, 2016, the reported closing price for our common stock was $37.78. As of May 25, 2016, there were approximately 102 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 30,000 persons.

Dividend Policy
During fiscal 2016 and 2015, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. On May 2, 2016, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.04 per share on its outstanding common stock. The dividend is next payable on June 15, 2016, to stockholders of record as of May 31, 2016.
Repurchases of Stock
In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. During the fiscal year ended March 31, 2016, we did not repurchase any shares. During the fiscal years ended March 31, 2015 and 2014, we repurchased 2,923,011 and 300,000 shares, respectively, for a purchase price of $184.4 million and $19.1 million, respectively. From the inception of the program through March 31, 2013, we repurchased 499,200 shares (prior to fiscal 2012 stock split) for a purchase price of $19.2 million. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As a result, as of May 27, 2016, the Company remains able to purchase an additional 2,277,789 shares.
Equity Compensation Plan Information
The information required regarding equity compensation plan information will be included in our Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be held on July 21, 2016, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2011, and its relative performance is tracked through March 31, 2016.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., and The Russell 1000 Indexes
And The S&P Aerospace & Defense Index

$250
$200
$150
$100
$50
$0
3/11
3/12
3/13
3/14
3/15
3/16
Triumph Group, Inc.
Russell 1000
S&P Aerospace & Defense

* $100 invested on March 31, 2011 in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31
	3/11	3/12	3/13	3/14	3/15	3/16
Triumph Group, Inc.	100.00	142.05	178.40	147.09	136.55	72.14
Russell 1000	100.00	107.86	123.42	151.09	170.33	171.18
S&P Aerospace & Defense	100.00	104.54	121.06	173.68	198.30	200.23

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Year Ended March 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,886,072	$3,888,722	$3,763,254	$3,702,702	$3,407,929
Cost of sales	3,597,299	3,141,453	2,911,802	2,763,488	2,564,995
	288,773	747,269	851,452	939,214	842,934
Selling, general and administrative expense	287,349	285,773	254,715	241,349	242,553
Depreciation and amortization	177,755	158,323	164,277	129,506	119,724
Impairment of intangible assets	874,361	—	—	—	—
Restructuring	36,182	3,193	31,290	2,665	6,342
Curtailments, settlements and early retirement incentives	(1,244)	—	1,166	34,481	(40,400)
Loss (gain) on legal settlement, net	5,476	(134,693)	—	—	—
Operating (loss) income	(1,091,106)	434,673	400,004	531,213	514,715
Interest expense and other	68,041	85,379	87,771	68,156	77,138
(Loss) income from continuing operations, before income taxes	(1,159,147)	349,294	312,233	463,057	437,577
Income tax (benefit) expense	(111,187)	110,597	105,977	165,710	155,955
(Loss) income from continuing operations	(1,047,960)	238,697	206,256	297,347	281,622
Loss from discontinued operations	—	—	—	—	(765)
Net (loss) income	$(1,047,960)	$238,697	$206,256	$297,347	$280,857
Earnings per share:
(Loss) income from continuing operations:
Basic	$(21.29)	$4.70	$3.99	$5.99	$5.77
Diluted(6)	$(21.29)	$4.68	$3.91	$5.67	$5.43
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.14
Shares used in computing earnings per share:
Basic	49,218	50,796	51,711	49,663	48,821
Diluted(6)	49,218	51,005	52,787	52,446	51,873

	As of March 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(in thousands)
Balance Sheet Data:
Working capital	$606,767	$1,023,144	$1,141,741	$892,818	$741,105
Total assets	4,835,093	5,956,325	5,553,386	5,239,179	4,597,224
Long-term debt, including current portion	1,417,320	1,368,600	1,550,383	1,329,863	1,158,862
Total stockholders' equity	$934,944	$2,135,784	$2,283,911	$2,045,158	$1,793,369

(1)
Includes the acquisition of Fairchild Controls Corporation (October 2015) from the date of acquisition, forward losses on the Bombardier and 747-8 programs of $561,158 and restructuring charges of $75,596 (March 2016). See Notes to the Consolidated Financial Statements.

(2)
Includes the acquisitions of Spirit AeroSytems Holdings, Inc. - Gulfstream G650 and G280 Wings Programs and forward losses on the 747-8 program of $151,992 (December 2014), North American Aircraft Services, Inc. (October 2014) and GE Aviation - Hydraulic Actuation (June 2014) from the date of each respective acquisition. See Notes to the Consolidated Financial Statements.

(3)
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

(4)	Includes the acquisitions of Goodrich Pump & Engine Control Systems, Inc. (March 2013) and Embee, Inc. (December 2012) from the date of each respective acquisition.

(5)	Includes the acquisition of Aviation Network Services, LLC (October 2011) from the date of acquisition.

(6)
Diluted earnings per share for the fiscal years ended March 31, 2015, 2014, 2013 and 2012, included 40,177, 811,083, 2,400,439 and 2,606,189 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

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
Significant financial results for the fiscal year ended March 31, 2016 include:

•	Net sales for fiscal 2016 decreased 0.1% to $3.89 billion, including a 9.8% decrease in organic sales.

•	Operating loss for fiscal 2016 was $(1.09) billion.

•
Included in operating loss for fiscal 2016 was a non-cash impairment charge of $874.4 million primarily related to goodwill and the indefinite-lived tradename in the Aerostructures reporting, forward losses to the Bombardier Global 7000/8000 and 747-8 programs of $561.2 million and restructuring and related accelerated depreciation charges of $81.0 million.

•	Net loss for fiscal 2016 was $(1.05) billion and included a charge for an income tax valuation allowance of $155.8 million.

•	Backlog decreased 17.4% over the prior year to $4.15 billion.
For the fiscal year ended March 31, 2016, net sales totaled $3.89 billion, a 0.1% decrease from fiscal year 2015 net sales of $3.89 billion. Net income for fiscal year 2016 decreased 539.0% to $(1.05) billion, or $(21.29) per diluted common share, versus $238.7 million, or $4.68 per diluted common share, for fiscal year 2015.
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2016, we generated $83.9 million of cash flows from operating activities, used $128.0 million in investing activities and received $32.5 million in financing activities. Cash flows from operating activities in fiscal year 2015 was $467.3 million and included $112.3 million in pension contributions.
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150.0 million to $160.0 million related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the fiscal year ended March 31, 2016, the Company recorded charges of $81.0 million related to this program, including accelerated depreciation of $22.4 million and severance of $16.3 million.
We are currently performing work on several new programs, which are in various stages of development. Several of the these programs are expected to enter flight testing during our fiscal 2017, including the Bombardier Global 7000/8000, and Embraer second generation E-Jet ("E2-Jets") and we expect to deliver revenue generating production units for these programs in late fiscal 2017, or early fiscal 2018. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. Accordingly, we anticipate that each of these programs will begin generating full-rate production level revenues between fiscal 2019 and fiscal 2021. We are still in the early development stages for the Gulfstream G500/G600 programs, as these aircraft are not expected to enter service until fiscal 2019. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.
Fiscal 2016 was a challenging year for certain of our new programs. While work progressed on these development programs, we experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs. As described in more detail in “Results of Operations”, we recorded a $399.8 million forward loss on our Bombardier Global 7000/8000 wing contract in the fourth quarter of 2016. The Global 7000/8000 contract provides for fixed pricing and requires us to fund certain up-front development expenses, with certain milestone payments made by Bombardier. The Global 7000/8000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers. Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
     Under our contract with Embraer, we have the exclusive right to design, develop and manufacture the center fuselage section III, rear fuselage section and various tail section components (rudder and elevator) for the E2-Jets over the initial 600 ship sets. The contract provides for funding on a fixed amount of non-recurring costs, which will be paid over a specified number of production units. Higher than expected spending on the E2-Jets program has resulted in a low single digit estimated profit margin percentage, with additional potential future cost pressures as well as opportunities for improved performance. While we still estimate positive margins for this contract, risks related to additional engineering as well as the recurring cost profile remains as this program enters flight testing.
     We seek additional consideration for customer work statement changes throughout the development process as a standard course of business. The ability to recover or negotiate additional consideration is not certain and varies by contract. Varying market conditions for these products may also impact future profitability.
     Although none of these new programs individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these new programs will significantly dilute our future consolidated margins.
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. We have assessed the impact of the rate reduction and have recorded an additional $161.4 million forward loss during the quarter ended March 31, 2016. This announcement follows the September 2015 decision by Boeing to in-source production of the 747-8 program beginning in the second half of fiscal 2019, effectively terminating this program with us after our current contract. Additional costs associated with exiting the facilities where the 747-8 program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors have been included in the 2016 Restructuring Plan.
As disclosed during fiscal 2015, we also recognized a provision for forward losses associated with our long-term contract on the 747-8 program. There is still risk similar to what we have experienced on the 747-8 program. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these long-term programs.
Consistent with our policy described in our Critical Accounting Policies here within, we performed Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's fair value may be less than its carrying value. During the third quarter of fiscal 2016, we performed an interim assessment of the fair value of our goodwill and indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in our stock price during the third quarter.

Our assessment focused on the Aerostructures reporting unit since it had significant changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. We concluded that the goodwill was not impaired as of the interim impairment assessment date. However, the excess of the fair value over the carrying value was within 5% for the Company's Aerostructures reporting unit. The amount of goodwill for our Aerostructures reporting unit amounted to $1.42 billion as of the interim testing date.
During the fourth quarter of the fiscal year ended March 31, 2016, consistent with our policy described herein, we performed our annual assessment of the fair value of our goodwill for each of our three reporting units. We concluded that the goodwill of our Aerostructures reporting unit was impaired as of the annual testing date. We concluded that the goodwill had an implied fair value of $822.8 million (Level 3) compared to a carrying value of $1.42 billion. Accordingly, we recorded a non-cash impairment charge during the fourth quarter of fiscal 2016 of $597.6 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value is the result of continued declines in stock price and related market multiples for stock price to EBITDA of both the Company and our peer group. Going forward, we will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis.
In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA and cash flows for our reporting units decreases, an additional goodwill impairment charge may be required, which would adversely affect our operating results and financial condition. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.
During the third quarter of the fiscal year ended March 31, 2016, we performed an interim assessment of fair value on our indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. We estimated the fair value of the tradenames using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:
•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rates between 12% and 13% based on the required rate of return for the tradename assets.
Based on our evaluation, we concluded that the Vought tradename had a fair value of $195.8 million (Level 3) compared to a carrying value of $425.0 million. Accordingly, we recorded a non-cash impairment charge during the quarter ended December 31, 2015, of $229.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value compared to carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
During the fourth quarter of the fiscal year ended March 31, 2016, we performed our annual assessment of fair value on our indefinite-lived intangible assets. We estimated the fair value of the tradenames using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:
•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rate of 14% based on the required rate of return for the tradename assets, which increased from our interim assessment driven by increased risk due to continued declines in stock price and related market multiples for stock price to EBITDA of both the Company and our peer group and increased interest rates.
Based on our evaluation of indefinite-lived assets, including the tradenames, we concluded that the Vought and Embee tradenames had a fair value of $163.0 million (Level 3) compared to a carrying value of $209.2 million. The decline in fair value compared to carrying value of the tradenames is the result of the increase in discount rate during the fourth quarter, which required the Company to assess whether events and/or circumstances have changed regarding the indefinite-life conclusion. Accordingly, we revalued both the tradenames as if these intangible assets were no longer indefinite and recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $46.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". Additionally, we determined that the tradenames will be amortized over their remaining estimated useful life of 20 years.

In the event of significant loss of revenues and related earnings associated with the Vought and Embee tradenames, further impairment charges may be required, which would adversely affect our operating results.
The collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility has expired. As of May 11, 2016, the workforce in Spokane of approximately 400 employees has elected to strike. While we are currently in negotiations with the workforce, we have implemented plans to continue production in Spokane with support from other locations. Our union employees with UAW Local 848 at our Red Oak, Texas facility and UAW Local 952 at our Tulsa, Oklahoma facility are currently working without a contract. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of an additional strike.
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
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our (loss) income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is income from continuing operations. In calculating Adjusted EBITDA, we exclude from (loss) income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net (loss) income, (loss) income from continuing operations, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure, including net (loss) income or (loss) income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA to (loss) income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our Adjusted EBITDA.
Adjusted EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our (loss) income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA excludes these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA is a measure of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest and income taxes, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of the financial items that have been excluded from our (loss) income from continuing operations to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to (loss) income from continuing operations:

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

•
Amortization expense (including intangible asset impairments) may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights and licenses. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

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

The following table shows our Adjusted EBITDA reconciled to our (loss) income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2016	2015	2014
(Loss) income from continuing operations	$(1,047,960)	$238,697	$206,256
Legal settlement charge (gain), net of expenses	5,476	(134,693)	—
Amortization of acquired contract liabilities	(132,363)	(75,733)	(42,629)
Depreciation and amortization *	1,052,116	158,323	164,277
Curtailments, settlements and early retirement incentives	(1,244)	—	1,166
Interest expense and other	68,041	85,379	87,771
Income tax (benefit) expense	(111,187)	110,597	105,977
Adjusted EBITDA	$(167,121)	$382,570	$522,818
* - Includes Impairment charges related to intangible assets

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating (loss) income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2016
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating (loss) income	$(1,091,106)	$(1,274,777)	$216,520	$24,977	$(57,826)
Legal settlement charge, net	5,476	12,070	(8,494)	1,900	—
Curtailments, settlements and early retirement incentives	(1,244)	—	—	—	(1,244)
Amortization of acquired contract liabilities	(132,363)	(90,778)	(41,585)	—	—
Depreciation and amortization *	1,052,116	988,947	50,518	11,009	1,642
Adjusted EBITDA	$(167,121)	$(364,538)	$216,959	$37,886	$(57,428)
* - Includes Impairment impairment charges related to intangible assets.

	Fiscal year ended March 31, 2015
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$434,673	$120,985	$184,042	$47,931	$81,715
Legal settlement (gain), net	(134,693)	—	—	—	(134,693)
Amortization of acquired contract liabilities	(75,733)	(38,719)	(37,014)	—	—
Depreciation and amortization	158,323	102,296	45,200	8,559	2,268
Adjusted EBITDA	$382,570	$184,562	$192,228	$56,490	$(50,710)

	Fiscal year ended March 31, 2014
	Total	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate/ Eliminations
Operating income	$400,004	$248,637	$149,721	$42,265	$(40,619)
Curtailments, settlements and early retirement incentives	1,166	—	—	—	1,166
Amortization of acquired contract liabilities	(42,629)	(25,207)	(17,422)	—	—
Depreciation and amortization	164,277	116,514	37,453	7,529	2,781
Adjusted EBITDA	$522,818	$339,944	$169,752	$49,794	$(36,672)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.
Fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015

	Year Ended March 31,
	2016	2015
	(in thousands)
Net sales	$3,886,072	$3,888,722
Segment operating (loss) income	$(1,033,280)	$352,958
Corporate (expense) income	(57,826)	81,715
Total operating (loss) income	(1,091,106)	434,673
Interest expense and other	68,041	85,379
Income tax (benefit) expense	(111,187)	110,597
Net (loss) income	$(1,047,960)	$238,697

Net sales decreased by $2.7 million, or (0.1)%, to $3.9 billion for the fiscal year ended March 31, 2016, from $3.9 billion for the fiscal year ended March 31, 2015. The acquisition of Fairchild and the fiscal 2015 acquisitions contributed $355.3 million. Organic sales decreased $352.7 million, or (9.8)%, due to production rate cuts by our customers on the 747-8, V-22, G450/G550 and C-17 programs. The prior fiscal year was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
In the fourth quarter of fiscal 2016, we recorded a $399.8 million forward loss charge for the Bombardier Global 7000/8000 wing program. Under our contract for this program, we have the right to design, develop and manufacture wing components over the initial 300 ship sets. The Global 7000/8000 contract provides for fixed pricing and requires us to fund certain up-front development expenses, with certain milestone payments made by Bombardier. The Global 7000/8000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers. Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. We have assessed the impact of the rate reduction and have recorded an additional $161.4 million forward loss. This announcement follows the September 2015 decision by Boeing to in-source production of the 747-8 program beginning in the second half of fiscal 2019, effectively terminating this program with us after our current contract. Additional costs associated with exiting the facilities where the 747-8 program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors have been included in the 2016 Restructuring Plan.
Recognition of additional forward losses in the future periods continues to be a risk and will depend upon several factors, including the impact of the above discussed production rate change, our ability to successfully perform under current design and manufacturing plans, achievement of forecasted cost reductions as we continue production, our ability to successfully resolve claims and assertions with our customers and suppliers and our customers' ability to sell their products.
Cost of sales increased by $455.8 million, or 14.5%, to $3.6 billion for the fiscal year ended March 31, 2016, from $3.1 billion for the fiscal year ended March 31, 2015. The acquisition of Fairchild and the fiscal 2015 acquisitions contributed $274.5 million. The organic cost of sales included provisions for forward losses of $561.2 million on the Bombardier and 747-8 programs (as discussed above). Organic gross margin for the fiscal year ended March 31, 2016, was 3.9% compared with 19.1% for the fiscal year ended March 31, 2015. The prior year was impacted by additional costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street Facilities.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts and provisions for forward losses as noted above ($596.2 million). The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $33.0 million and gross unfavorable adjustments of $629.2 million, of which $561.2 million was related to forward losses associated with the Bombardier and 747-8 programs. Excluding the aforementioned forward losses, the cumulative catch-up adjustments for the fiscal year ended March 31, 2016, reflected increased labor and supplier costs on other programs. Gross margins for fiscal 2015 included net unfavorable cumulative catch-up adjustments of $156.0 million, of which $152.0 million was related to the forward losses on the 747-8 program.
Segment operating (loss) income decreased by $1,386.2 million, or (392.7)%, to $(1,033.3) million for the fiscal year ended March 31, 2016, from $353.0 million for the fiscal year ended March 31, 2015. The decreased operating income is directly related to the provisions for forward losses and gross margin changes noted above and the previously mentioned goodwill and tradename impairment charges.
Corporate operations incurred expenses of $57.8 million for the fiscal year ended March 31, 2016, as opposed to income of $81.7 million for the fiscal year ended March 31, 2015. The fiscal year ended March 31, 2015, included the legal settlement between the Company and Eaton, which resulted in a net gain of $134.7 million.
Interest expense and other decreased by $17.3 million, or 20.3%, to $68.0 million for the fiscal year ended March 31, 2016 compared to $85.4 million for the prior year. Interest expense and other for the fiscal year ended March 31, 2016, included foreign exchange losses of $2.4 million versus foreign exchange gains of $5.0 million for the fiscal year ended March 31, 2015. Interest expense and other for the fiscal year ended March 31, 2015 included the redemption of the 2018 Notes, which included $22.6 million for pre-tax losses associated with the 4.79% redemption premium, and write-off of the remaining related unamortized discount and deferred financing fees.
The effective income tax rate was 9.6% for the fiscal year ended March 31, 2016, and reflected the establishment of a valuation allowance of $155.8 million against net deferred tax assets. Based on an evaluation of both the positive and negative evidence available, we determined that it was necessary to establish a valuation allowance against substantially all of our net deferred tax assets for the fiscal year ended March 31, 2016.
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history, including the forward losses and intangible impairments previously recognized, management determined that it was necessary to establish a valuation allowance against principally all of its net deferred tax assets at March 31, 2016. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, the Company excluded projected taxable income (aside from reversing taxable temporary differences) from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets.
The effective tax rate for the fiscal year ended March 31, 2015, was 31.7% and included the release of previously reserved for unrecognized tax benefits of $1.1 million, the benefit of $2.8 million from a decrease of the state deferred tax rate and the benefit of $6.0 million from the retroactive reinstatement of the R&D tax credit to January 1, 2014.

Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014

	Year Ended March 31,
	2015	2014
	(in thousands)
Net sales	$3,888,722	$3,763,254
Segment operating income	$352,958	$440,623
Corporate income (expenses)	81,715	(40,619)
Total operating income	434,673	400,004
Interest expense and other	85,379	87,771
Income tax expense	110,597	105,977
Net income	$238,697	$206,256

Net sales increased by $125.5 million, or 3.3%, to $3.9 billion for the fiscal year ended March 31, 2015, from $3.8 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestitures, contributed $306.1 million. Organic sales decreased $180.6 million, or 4.6%, due to production rate cuts by our customers on the 747-8, V-22, G450/G550 and C-17 programs. The prior fiscal year was negatively impacted by our customers' decreased production rates on existing programs and decreased military sales.
Cost of sales increased by $229.7 million, or 7.9%, to $3.1 billion for the fiscal year ended March 31, 2015, from $2.9 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestitures, contributed $264.2 million. Despite the decrease in organic cost of sales, the organic cost of sales included a provision for forward losses of $152.0 million on the 747-8 program in addition to losses as a result of losing NADCAP certification at one of our facilities. Organic gross margin for the fiscal year ended March 31, 2015, was 20.1% compared with 23.1% for the fiscal year ended March 31, 2014. The prior year was impacted by additional programs costs on the 747-8 program and disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities. Excluding these charges, the comparable gross margin would have been 25.4% and 26.5%, respectively.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts and a provision for forward losses as noted above ($156.0 million). The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $4.7 million and gross unfavorable adjustments of $160.7 million, of which $152.0 million was related to forward losses associated with the 747-8 program. The cumulative catch-up adjustments for the fiscal year ended March 31, 2015, were due primarily to labor cost growth, partially offset by other minor improvements. Gross margins for fiscal 2014 included net unfavorable cumulative catch-up adjustments of $53.2 million, which $29.8 million was related to the additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during fiscal 2014 and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during fiscal 2014. These decreases were partially offset by lower pension and other postretirement benefit expense of $12.7 million.
Segment operating income decreased by $87.7 million, or 19.9%, to $353.0 million for the fiscal year ended March 31, 2015 from $440.6 million for the fiscal year ended March 31, 2014. The organic operating income decreased $100.9 million, or 22.6%, and was a result of the decreased organic sales, the provision for forward losses and gross margin changes noted above, partially offset by decreased moving costs related to the relocation from our Jefferson Street facilities ($28.1 million), and legal fees ($4.5 million).
Corporate operations yielded income of $81.7 million for the fiscal year ended March 31, 2015, as opposed to expenses of $40.6 million for the fiscal year ended March 31, 2014. This result is due to the legal settlement between the Company and Eaton, which created a net gain of $134.7 million, partially offset by increased due diligence and acquisition related expenses ($9.8 million).
Interest expense and other decreased by $2.4 million, or 2.7%, to $85.4 million for the fiscal year ended March 31, 2015 compared to $87.8 million for the prior year. Interest expense and other for the fiscal year ended March 31, 2015 decreased due to lower average debt outstanding during the period as compared to the fiscal year ended March 31, 2014. Interest expense and other for the fiscal year ended March 31, 2015, included the redemption of the 2018 Notes, which included $22.6 million for pre-tax losses associated with the 4.79% redemption premium, and write-off of the remaining related unamortized discount and deferred financing fees. The fiscal year ended March 31, 2014, included the redemption of the 2017 Notes, which included

$11.0 million of pre-tax losses associated with the 4% redemption premium, and the write-off of the remaining related unamortized discount and deferred financing fees.
The effective income tax rate was 31.7% for the fiscal year ended March 31, 2015, and 33.9% for the fiscal year ended March 31, 2014. The income tax provision for the fiscal year ended March 31, 2015, was reduced to reflect the release of previously reserved for unrecognized tax benefits of $1.1 million, the benefit of $2.8 million from a decrease of the state deferred tax rate and the benefit of $6.0 million from the retroactive reinstatement of the R&D tax credit to January 1, 2014. For the fiscal year ended March 31, 2014, the income tax provision was reduced to reflect the release of previously reserved for unrecognized tax benefits of $0.7 million and additional research and development tax credit carryforward and NOL carryforward of $2.3 million.
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

	Year Ended March 31,
	2016	2015	2014
Aerostructures
Commercial aerospace	35.6%	38.5%	42.4%
Military	10.5	14.0	16.1
Business Jets	15.6	11.0	10.0
Regional	0.4	0.4	0.4
Non-aviation	0.1	0.4	0.5
Total Aerostructures net sales	62.2%	64.3%	69.4%
Aerospace Systems
Commercial aerospace	14.6%	13.2%	8.4%
Military	11.1	10.6	11.4
Business Jets	2.0	1.4	1.0
Regional	0.9	1.0	1.0
Non-aviation	1.3	1.7	1.3
Total Aerospace Systems net sales	29.9%	27.9%	23.1%
Aftermarket Services
Commercial aerospace	6.0%	6.3%	6.3%
Military	1.4	1.0	0.7
Regional	0.5	0.5	0.2
Non-aviation	—	—	0.3
Total Aftermarket Services net sales	7.9%	7.8%	7.5%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.
Business Segment Performance—Fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015

	Year Ended March 31,		% Change	% of Total Sales
	2016	2015		2016	2015
	(in thousands)
NET SALES
Aerostructures	$2,427,809	$2,510,371	(3.3)%	62.5%	64.6%
Aerospace Systems	1,166,795	1,089,117	7.1%	30.0%	28.0%
Aftermarket Services	311,394	304,013	2.4%	8.0%	7.8%
Elimination of inter-segment sales	(19,926)	(14,779)	34.8%	(0.5)%	(0.4)%
Total net sales	$3,886,072	$3,888,722	(0.1)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2016	2015		2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$(1,274,777)	$120,985	(1,153.7)%	(52.5)%	4.8%
Aerospace Systems	216,520	184,042	17.6%	18.6%	16.9%
Aftermarket Services	24,977	47,931	(47.9)%	8.0%	15.8%
Corporate	(57,826)	81,715	(170.8)%	n/a	n/a
Total segment operating income	$(1,091,106)	$434,673	(351.0)%	(28.1)%	11.2%

	Year Ended March 31,		% Change	% of Segment Sales
	2016	2015		2016	2015
	(in thousands)
Adjusted EBITDA
Aerostructures	$(364,538)	$184,562	(297.5)%	(15.0)%	7.4%
Aerospace Systems	216,959	192,228	12.9%	18.6%	17.6%
Aftermarket Services	37,886	56,490	(32.9)%	12.2%	18.6%
Corporate	(57,428)	(50,710)	13.2%	n/a	n/a
	$(167,121)	$382,570	(143.7)%	(4.3)%	9.8%

Aerostructures:    The Aerostructures segment net sales decreased by $82.6 million, or 3.3%, to $2.4 billion for the fiscal year ended March 31, 2016, from $2.5 billion for the fiscal year ended March 31, 2015. Organic sales decreased by $326.7 million or 13.5%, due to decreased production rate cuts by our customers on the 747-8, Gulfstream G450/G550, A330 and C-17 programs. The acquisition of the Tulsa Programs contributed $244.1 million to net sales.
Aerostructures cost of sales increased by $382.5 million, or 17.4%, to $2.6 billion for the fiscal year ended March 31, 2016, from $2.2 billion for the fiscal year ended March 31, 2015. The acquisition of the Tulsa Programs contributed $200.6 million for the fiscal year ended March 31, 2016 and organic cost of sales increased by $200.6 million, or 9.5%. The organic cost of sales included provisions for forward losses of $561.2 million on the Bombardier and 747-8 programs (as discussed above). Excluding the aforementioned forward losses, the cumulative catch-up adjustments for the fiscal year ended March 31, 2016, included increased labor and supplier costs on other programs. The fiscal year ended March 31, 2015, included a provision for forward losses of $152.0 million on the 747-8 program and losses as a result of losing NADCAP certification at one of our facilities.
Organic gross margin for the fiscal year ended March 31, 2016, was (10.8)% compared with 12.4% for the fiscal year ended March 31, 2015. The organic gross margin included net unfavorable cumulative catch-up adjustments and provisions for forward losses of $561.2 million. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $33.0 million and gross unfavorable adjustments of $629.2 million, which includes forward losses of $561.2 million associated with the Bombardier and 747-8 programs. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2015, was $156.0 million, which included $152.0 million of forward losses related to the 747-8 program.
Aerostructures segment operating (loss) income decreased by $1,395.8 million, or 1,153.7%, to $(1,274.8) million for the fiscal year ended March 31, 2016, from $121.0 million for the fiscal year ended March 31, 2015. The decreased operating income is directly related to the provision for forward losses and gross margin changes noted above and the previously mentioned goodwill and tradename impairment charges and included restructuring charges ($62.7 million). Additionally, the provision for forward losses and gross margin changes noted above contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to (52.5)% for the fiscal year ended March 31, 2016, as compared with 4.8% for the fiscal year ended March 31, 2015, due to the decrease in gross margin as discussed above, which also caused the decline in the Adjusted EBITDA margin.

Aerospace Systems:    The Aerospace Systems segment net sales increased by $77.7 million, or 7.1%, to $1.17 billion for the fiscal year ended March 31, 2016, from $1.09 billion for the fiscal year ended March 31, 2015. The acquisitions of Fairchild and GE contributed $93.5 million of net sales. Organic net sales decreased by $15.8 million, or 1.8%, primarily due to slower commercial rotocraft demand and lower aftermarket revenue.
Aerospace Systems cost of sales increased by $53.7 million, or 7.3%, to $792.2 million for the fiscal year ended March 31, 2016, from $738.5 million for the fiscal year ended March 31, 2015. Organic cost of sales decreased by $8.4 million, or 1.5%, while the acquisitions of Fairchild and GE contributed $62.7 million in cost of sales. Organic gross margin for the fiscal year ended March 31, 2016, was 34.2% compared with 34.4% for the fiscal year ended March 31, 2015.
Aerospace Systems segment operating income increased by $32.5 million, or 17.6%, to $216.5 million for the fiscal year ended March 31, 2016, from $184.0 million for the fiscal year ended March 31, 2015. Operating income increased primarily due to the acquisitions of Fairchild and GE ($22.5 million) and the net favorable settlement of a contingent liability ($8.5 million), partially offset by restructuring charges ($4.6 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales increased to 18.6% for the fiscal year ended March 31, 2016, as compared with 16.9% for the fiscal year ended March 31, 2015, due to the effects of the acquisitions of Fairchild and GE. The same factors contributed to the increase in Adjusted EBITDA margin year over year.
Aftermarket Services:    The Aftermarket Services segment net sales increased by $7.4 million, or 2.4%, to $311.4 million for the fiscal year ended March 31, 2016, from $304.0 million for the fiscal year ended March 31, 2015. Organic sales decreased $10.3 million, or 3.5%, and the acquisition of NAAS contributed $17.7 million. Organic sales decreased due to a decreased demand from commercial customers.
Aftermarket Services cost of sales increased by $23.6 million, or 10.7%, to $243.7 million for the fiscal year ended March 31, 2016, from $220.1 million for the fiscal year ended March 31, 2015. The organic cost of sales increased $12.5 million, or 5.9%, and the acquisition of NAAS contributed $11.1 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2016, was 20.2% compared with 27.3% for the fiscal year ended March 31, 2015. The decrease in gross margin was impacted by the impairment of excess and obsolete inventory associated with certain slow moving programs we have decided to no longer support ($21.1 million).
Aftermarket Services segment operating income decreased by $23.0 million, or 47.9%, to $25.0 million for the fiscal year ended March 31, 2016, from $47.9 million for the fiscal year ended March 31, 2015. Operating income decreased primarily due to the decreased organic sales and the decline in gross margins noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales decreased to 8.0% for the fiscal year ended March 31, 2016, as compared with 15.8% for the fiscal year ended March 31, 2015, due to the decreased organic sales and the decline in gross margins noted above. The same factors contributed to the decrease in Adjusted EBITDA margin year over year.
Business Segment Performance—Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014

	Year Ended March 31,		% Change	% of Total Sales
	2015	2014		2015	2014
	(in thousands)
NET SALES
Aerostructures	$2,510,371	$2,622,917	(4.3)%	64.6%	69.7%
Aerospace Systems	1,089,117	871,750	24.9%	28.0%	23.2%
Aftermarket Services	304,013	287,343	5.8%	7.8%	7.6%
Elimination of inter-segment sales	(14,779)	(18,756)	(21.2)%	(0.4)%	(0.5)%
Total net sales	$3,888,722	$3,763,254	3.3%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2015	2014		2015	2014
	(in thousands)
SEGMENT OPERATING INCOME
Aerostructures	$120,985	$248,637	(51.3)%	4.8%	9.5%
Aerospace Systems	184,042	149,721	22.9%	16.9%	17.2%
Aftermarket Services	47,931	42,265	13.4%	15.8%	14.7%
Corporate	81,715	(40,619)	(301.2)%	n/a	n/a
Total segment operating income	$434,673	$400,004	8.7%	11.2%	10.6%

	Year Ended March 31,		% Change	% of Total Sales
	2015	2014		2015	2014
	(in thousands)
Adjusted EBITDA
Aerostructures	$184,562	$339,944	(45.7)%	7.4%	13.0%
Aerospace Systems	192,228	169,752	13.2%	17.6%	19.5%
Aftermarket Services	56,490	49,794	13.4%	18.6%	17.3%
Corporate	(50,710)	(36,672)	38.3%	n/a	n/a
	$382,570	$522,818	(26.8)%	9.8%	13.9%
Aerostructures:    The Aerostructures segment net sales decreased by $112.6 million, or 4.3%, to $2.5 billion for the fiscal year ended March 31, 2015, from $2.6 billion for the fiscal year ended March 31, 2014. Organic sales decreased by $181.2 million, or 6.9%, and the acquisitions of the Tulsa Programs and Primus, net of prior year divestiture contributed $68.6 million in net sales. Organic sales decreased due to production rate cuts by our customers on the 747-8, V-22, G450/G550 and C-17 programs.
Aerostructures cost of sales increased by $60.9 million, or 2.9%, to $2.2 billion for the fiscal year ended March 31, 2015, from $2.1 billion for the fiscal year ended March 31, 2014. The fiscal 2015 and fiscal 2014 acquisitions, net of prior year divestiture, contributed $79.9 million. Despite the decrease in organic cost of sales, the organic cost of sales included a provision for forward losses of $152.0 million on the 747-8 program and losses as a result of losing NADCAP certification at one of our facilities, as discussed above. Excluding the aforementioned forward losses, the organic cost of sales decreased due to the decrease in net sales noted above. The cost of sales for the fiscal year ended March 31, 2014, included reductions in profitability estimates on the 747-8 programs, driven largely by the identification of additional program costs ($85.0 million) identified during the year and additional program costs resulting from disruption and accelerated depreciation associated with the relocation from our Jefferson Street facilities ($38.4 million).
Organic gross margin for the fiscal year ended March 31, 2015, was 13.7% compared with 18.9% for the fiscal year ended March 31, 2014. The organic gross margin included net unfavorable cumulative catch-up adjustments and a provision for forward losses of $152.0 million. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $4.7 million and gross unfavorable adjustments of $160.7 million, which includes forward losses of $152.0 million associated with the 747-8 program. The cumulative catch-up adjustments for the fiscal year ended March 31, 2015, excluding the effects of the forward losses, were due primarily to labor cost growths, partially offset by other minor improvements. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2014, was $53.2 million, which included $29.8 million related to additional 747-8 program costs from reductions to profitability estimates on the 747-8 production lots that were completed during the fiscal year ended March 31, 2014, and $15.6 million of disruption and accelerated depreciation costs related to our exit from the Jefferson Street facilities which reduced profitability estimates on production lots completed during fiscal year ended March 31, 2014. Excluding these charges, the comparable gross margin would have been 21.0% and 23.8%, respectively.
Aerostructures segment operating income decreased by $127.7 million, or 51.3%, to $121.0 million for the fiscal year ended March 31, 2015, from $248.6 million for the fiscal year ended March 31, 2014. Operating income was directly affected by the decrease in organic sales, the decreased organic gross margins noted above, offset by decreased moving costs related to the relocation from our Jefferson Street facilities ($28.1 million). Additionally, these same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerostructures segment operating income as a percentage of segment sales decreased to 4.8% for the fiscal year ended March 31, 2015, as compared with 9.5% for the fiscal year ended March 31, 2014, due to the decrease in sales and gross margin as discussed above, which also caused the decline in the Adjusted EBITDA margin.
Aerospace Systems:    The Aerospace Systems segment net sales increased by $217.4 million, or 24.9%, to $1.09 billion for the fiscal year ended March 31, 2015, from $871.8 million for the fiscal year ended March 31, 2014. The GE and General Donlee acquisitions contributed $225.4 million of net sales. Organic net sales decreased by $8.0 million, or 0.9%, primarily due to decreased production associated with the V-22 program.
Aerospace Systems cost of sales increased by $166.7 million, or 29.2%, to $738.5 million for the fiscal year ended March 31, 2015, from $571.8 million for the fiscal year ended March 31, 2014. Organic cost of sales decreased by $9.7 million, or 1.8%, while the acquisitions of GE and General Donlee contributed $176.5 million in cost of sales. Organic gross margin for the fiscal year ended March 31, 2015, was 35.3% compared with 34.7% for the fiscal year ended March 31, 2014 due to changes in sales mix.
Aerospace Systems segment operating income increased by $34.3 million, or 22.9%, to $184.0 million for the fiscal year ended March 31, 2015, from $149.7 million for the fiscal year ended March 31, 2014. Operating income increased primarily due to the acquisitions of GE and General Donlee and by decreased legal fees ($7.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aerospace Systems segment operating income as a percentage of segment sales decreased to 16.9% for the fiscal year ended March 31, 2015, as compared with 17.2% for the fiscal year ended March 31, 2014, due to the effects of the acquisitions of GE and General Donlee. The same factors contributed to the decrease in Adjusted EBITDA margin year over year.
Aftermarket Services:    The Aftermarket Services segment net sales increased by $16.7 million, or 5.8%, to $304.0 million for the fiscal year ended March 31, 2015, from $287.3 million for the fiscal year ended March 31, 2014. Organic sales increased by $4.6 million, or 1.6%, and the acquisition of NAAS offset by the previously divested Triumph Instruments companies contributed $12.1 million.
Aftermarket Services cost of sales increased by $6.2 million, or 2.9%, to $220.1 million for the fiscal year ended March 31, 2015, from $213.9 million for the fiscal year ended March 31, 2014. The organic cost of sales decreased by $1.7 million, or 0.8%, and the acquisition of NAAS net of the previously divested Triumph Instruments companies contributed $7.9 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2015, was 27.3% compared with 25.6% for the fiscal year ended March 31, 2014. The increase in gross margin was impacted by the increase in efficiencies in production associated with the higher volume of work.
Aftermarket Services segment operating income increased by $5.7 million, or 13.4%, to $47.9 million for the fiscal year ended March 31, 2015, from $42.3 million for the fiscal year ended March 31, 2014. Operating income increased primarily due to the increased sales and gross margin noted above and the acquisition of NAAS net of the previously divested Triumph Instruments companies ($1.6 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Aftermarket Services segment operating income as a percentage of segment sales increased to 15.8% for the fiscal year ended March 31, 2015, as compared with 14.7% for the fiscal year ended March 31, 2014, due to the improved gross margin noted above.
Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2016, we generated approximately $83.9 million of cash flow from operating activities, used approximately $128.0 million in investing activities and received approximately $32.5 million in financing activities. In fiscal 2015, cash flows from operating activities included pension contributions of $112.3 million.
For the fiscal year ended March 31, 2016, we had a net cash inflow of $83.9 million from operating activities, a decrease of $383.5 million, compared to a net cash inflow of $467.3 million for the fiscal year ended March 31, 2015. During fiscal 2016, the net cash provided by operating activities was primarily attributable to the timing of payments on accounts payable and other accrued expenses ($251.5 million) driven by pre-production costs and net spending on the Tulsa Programs discussed below, offset by increased receipts from customers and others related to increased collection efforts ($40.9 million). During fiscal 2015, the net increase in cash provided by operating activities was primarily due to the cash received from a legal settlement ($134.7 million), and an income tax refund ($26.0 million).

We continue to invest in inventory for new programs which impacts our cash flows operating activities. During fiscal 2016 expenditures for inventory costs on new programs, excluding progress payments, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $146.1 million and $83.8 million, respectively. Net spend on the Tulsa Programs during fiscal 2016 was approximately $57.3 million. Additionally, inventory for mature programs declined due to decreased production rates, by approximately $67.8 million. Unliquidated progress payments netted against inventory decreased $66.8 million due to timing of receipts.
Cash flows used in investing activities for the fiscal year ended March 31, 2016, decreased $60.1 million from the fiscal year ended March 31, 2015. Cash flows used in investing activities for the fiscal year ended March 31, 2016, included the acquisition of Fairchild ($57.1 million), and a payment to settle a working capital adjustment related to the acquisition of GE ($6.0 million) and capital expenditures ($80.0 million). Cash flows used in investing activities for the fiscal year ended March 31, 2015 included the cash received from the acquisition of the Tulsa Programs ($160.0 million) offset by the acquisitions of GE ($65.0 million) and NAAS ($43.7 million) and the working capital finalization of the acquisition of Primus ($13.0 million).
Cash flows provided by financing activities for the fiscal year ended March 31, 2016, were $32.5 million, compared to cash flows used in financing activities for the fiscal year ended March 31, 2015, of $395.2 million. Cash flows provided by financing activities for the fiscal year ended March 31, 2016, included additional borrowings on our Credit Facility (as defined below) to fund the acquisition of Fairchild and to fund operations. Cash flows used in financing activities for the fiscal year ended March 31, 2015, included the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($184.4 million), offset by the issuance of the 2022 Notes.
As of March 31, 2016, $834.3 million was available under the Company's existing credit agreement ("Credit Facility").  On March 31, 2016, an aggregate amount of approximately $140.0 million in outstanding borrowing and approximately $25.7 million in letters of credit were outstanding under the Credit Facility, all of which were accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
On March 28, 2016, we entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. We are the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90.0 million. Interest rates are based on LIBOR plus 0.65% -0.70%. As of March 31, 2016, we sold $89.9 million worth of eligible accounts receivable.
In November 2014, the Company amended its receivable securitization facility (the “Securitization Facility”), increasing the purchase limit from $175.0 million to $225.0 million and extending the term through November 2017.
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
The level of unused borrowing capacity under the Company's Revolving Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2016, the Company was in compliance with all such covenants.
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
We invested in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several programs and build ahead for the relocation from our largest facilities. During fiscal 2015, inventory build for capitalized pre-production costs on new programs, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $127.0 million and $48.7 million, respectively. Offsetting this inventory build was a provision for forward losses on our long-term contract on the 747-8 program of $152.0 million. Unliquidated progress payments netted against inventory increased $24.9 million due to timing of receipts. Capitalized pre-production costs are expected to continue to increase, while our production is expected to remain consistent over the next few quarters.
Cash flows used in investing activities for the fiscal year ended March 31, 2015, decreased by $178.8 million from the fiscal year ended March 31, 2014. Cash flows used in investing activities included the cash received from the acquisition of Tulsa Programs ($160.0 million) offset by the acquisitions of GE ($65.0 million) and NAAS ($43.7 million) and the working capital finalization of the acquisition of Primus ($13.0 million). The fiscal year ended March 31, 2014, included the fiscal 2014 acquisitions of $94.5 million and capital expenditures of $86.6 million associated with our new facilities in Red Oak, Texas.
Cash flows used in financing activities for the fiscal year ended March 31, 2015, were $395.2 million, compared to cash flows provided by financing activities for the fiscal year ended March 31, 2014, of $103.2 million. Cash flows used in financing activities for the fiscal year ended March 31, 2015, included the redemption of the 2018 Notes, settlement of the Convertible Senior Subordinated Notes ("Convertible Notes") redemptions and the purchase of our common stock ($184.4 million), offset by the issuance of the 2022 Notes.
At March 31, 2016, $19.2 million of cash and cash equivalents were held by foreign subsidiaries and were primarily denominated in foreign currencies. If these amounts would be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. We currently expect to utilize the balances to fund our foreign operations.
Subsequent to year end, to ensure that we had full access to our Revolving Credit Facility (the "Credit Facility") during fiscal 2017, we obtained approval from the holders of the 2021 Notes to amend the terms of the indenture to conform with the 2022 Notes which allows for a higher level of secured debt. Absent this consent, we would have been restricted as to the level of new borrowings under the Credit Facility during fiscal 2017.
Further, to mitigate the risk of failing to obtain the consent and to ensure we had adequate liquidity through fiscal 2017, we chose to make a significant draw on the Credit Facility in early April 2016, taking the outstanding balance to approximately $800,000. We paid down substantially all of the draw to the Credit Facility upon receiving consent from the holders of the 2021 Notes in May 2016.
In May 2016, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement, among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Sixth Amendment” and the Credit Facility, as amended by the Sixth Amendment, the “Credit Agreement”), pursuant to which those lenders electing to enter into the Sixth Amendment extended the expiration date for the revolving line of credit and the maturity date for the term loan by five years to May 3, 2021. Lenders holding revolving credit commitments aggregating $940.0 million elected to extend the expiration date for the revolving line of credit, and Lenders holding approximately $324.5 million of term loans (out of an aggregate outstanding term loan balance of approximately $330.0 million) elected to extend the term loan maturity date.
In addition, the Sixth Amendment amended the Credit Facility to, among other things, (i) modify certain financial covenants to allow for the add-back of certain cash and non-cash charges, (ii) amend the total leverage ratio financial covenant to provide for a gradual reduction in the maximum permitted total leverage ratio commencing with the fiscal year ending March 31, 2018, (iii) increase the interest rate, commitment fee and letter of credit fee pricing provisions for the highest pricing tier, (iv) establish the interest rate, commitment fee and letter of credit fee pricing at the highest pricing tier until the Company delivers its compliance certificate for its fiscal year ending March 31, 2017, (v) increase the minimum revolver availability threshold test in connection with the Company making certain permitted investments, certain additional permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness, and (vi) decrease the maximum senior secured leverage ratio threshold test in connection with the Company making certain permitted investments, certain permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness during the period from the date of the Sixth Amendment until the Company delivers its compliance certificate for the fiscal year ending March 31, 2017.
Capital expenditures were $80.0 million for the fiscal year ended March 31, 2016. We funded these expenditures through cash from operations and borrowings under the Credit Facility. We expect capital expenditures of approximately $80.0 million to $100.0 million and net investments in new major programs of $50.0 million to $60.0 million of which will be reflected in inventory for our fiscal year ending March 31, 2017. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,426,116	$42,383	$430,042	$273,409	$680,282
Debt-interest(1)	233,121	46,071	91,767	77,167	18,116
Operating leases	168,305	27,904	46,218	33,643	60,540
Purchase obligations	1,965,090	1,457,022	471,967	35,215	886
Total	$3,792,632	$1,573,380	$1,039,994	$419,434	$759,824
_______________________________________________

(1)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $9.7 million as of March 31, 2016, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2016, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2016	$2,430,315	$179,901
Plan assets at March 31, 2016	1,925,685	—
Projected contributions by fiscal year
2017	40,000	16,547
2018	40,000	15,973
2019	—	15,550
2020	—	14,953
2021	—	14,432
Total 2017 - 2021	$80,000	$77,455
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
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred (see Note 5 of "Notes to Consolidated Financial Statements" for further discussion).
Revenue and Profit Recognition
Revenues are recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.
A significant portion of our contracts are within the scope of Accounting Standards Codification ("ASC") 605-35, Revenue Recognition —Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2016, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating (loss) income, net (loss) income and earnings per share by approximately $(596.2) million, $(539.0) million and $(10.95), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2016, included gross favorable adjustments of approximately $33.0 million and gross unfavorable adjustments of approximately $629.2 million, which includes provisions of $561.2 million for forward losses on the Bombardier and 747-8 programs.
For the fiscal year ended March 31, 2015, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(156.0) million, $(106.6) million and $(2.09), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2015, included gross favorable adjustments of approximately $4.7 million and gross unfavorable adjustments of approximately $160.7 million, which includes a provision of $152.0 million for forward losses on the 747-8 program.
For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(53.2) million, $(35.1) million and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014, included gross favorable adjustments of approximately $14.3 million and gross unfavorable adjustments of approximately $67.5 million.
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
As previously disclosed, we recognized a provision for forward losses associated with our long-term contract on the 747-8 and Bombardier programs. There is still risk similar to what we have experienced on the 747-8 and Bombardier programs. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these long-term programs.
The Aftermarket Services Group provides repair and overhaul services, certain of which are provided under long-term power-by-the-hour contracts, comprising approximately 6% of the segment's fiscal 2016 net sales. The Company applies the proportional performance method to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customer's fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include, but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining fair values.
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units under ASC 350, Intangibles—Goodwill and Other. The Chief Executive Officer is the Company's CODM. The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components under ASC 350. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
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
In the fourth quarter of fiscal 2016, the Company performed the quantitative assessment, in lieu of the qualitative assessment for each of the Company's three reporting units, which indicated that the fair value of goodwill for the Aerostructures reporting unit did not exceed its carrying amount. As a result we incurred an $597.6 million impairment of goodwill to the Aerostructures reporting unit. The assessment for the Company's Aerospace Systems and Aftermarket Services reporting units indicated that the fair value of their respective goodwill exceeded the carrying amount. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal 2015 or 2014 (see Note 7 of "Notes to Consolidated Financial Statements" for further discussion).
As of March 31, 2015, the Company had a $438.4 million indefinite-lived intangible asset associated with the Vought and Embee tradenames. The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carry value over the amount of fair value is recognized as an impairment.
During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of fair value on our indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought tradename had a fair value of $195.8 million (Level 3) compared to a carrying value of $425.0 million. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $229.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets".
In the fourth quarter of fiscal 2016, the Company performed its annual impairment test for each of the Company's indefinite-lived intangible assets, which indicated that the Vought and Embee tradenames had a fair value of $163.0 million (Level 3) compared to a carrying value of $209.2 million. The decline in fair value of the tradenames is the result of the increase in discount rate during the fourth quarter, which required the Company to assess whether events and/or circumstances have changed regarding the indefinite-life conclusion. As a result we incurred a non-cash impairment charge of $46.2 million presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets" to the Vought and Embee tradenames. Additionally, it was determined that the tradenames will be amortized over their remaining estimated useful life of 20 years. We incurred no impairment of indefinite-lived assets as a result of our annual indefinite-lived assets impairment tests in fiscal 2015 or 2014 (see Note 7 of "Notes to Consolidated Financial Statements" for further discussion).
Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 32 years. We continually evaluate whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of our long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors we consider include our financial performance relative to our expected and historical performance, significant changes in the way we manage our operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying value, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
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
The acquired contract liabilities, net, are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $132.4 million, $75.7 million and $42.6 million in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2016, is approximately $522.7 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2017—$125.2 million; 2018—$117.5 million; 2019—$78.0 million; 2020—$59.7 million; 2021—$59.7 million; Thereafter—$82.6 million.
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
During the fourth quarter of the fiscal year ended March 31, 2016, we changed the method we use to estimate the service and interest components of net periodic benefit cost for our pension and other postretirement benefit plans.  This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the specific spot rates derived from the yield curve used to discount the cash flows reflected in the measurement of the benefit obligation.  Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.
We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle pursuant to ASC 250, Accounting Changes and Error Corrections and accordingly have accounted for it prospectively.  While the benefit obligation measured under this approach is unchanged from that determined under the prior approach, the more granular application of the spot rates will reduce the service and interest cost for the pension and OPEB plans for the fiscal year ended March 31, 2017, by approximately $20.0 million. The spot rates used to determine service and interest costs for the U.S. plans ranged from 0.60% to 9.75%. Under the Company’s prior methodology, these rates would have resulted in weighted-average rates for service cost and interest cost of 3.86% for the U.S. pension plans and 3.73% for the OPEB plans. The new approach will be used to measure the service cost and interest cost for our pension and OPEB plans for the fiscal year ended March 31, 2017.
Effective April 1, 2015, the Company changed the period over which actuarial gains and losses are being amortized for its U.S. pension plans from the average remaining future service period of active plan participants to the average life expectancy of inactive plan participants. This change was made because the Company has determined that as of that date almost all plan participants are inactive.

The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rates at March 31, 2016, ranged from 3.25 - 3.93% compared to a weighted-average of 3.78% at March 31, 2015.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors, including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining life expectancy of inactive plan participants. The expected long-term rate of return for fiscal 2016, 2015 and 2014, was 6.50 - 8.25%. The expected long-term rate of return for fiscal 2017 will be 8.00%.
In addition to our defined benefit pension plans, we provide certain healthcare and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2016. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
In accordance with ASC 715, Compensation—Retirement Benefits, we recognized the funded status of our benefit obligation. This funded status is remeasured as of our annual remeasurement date. The funded status is measured as the difference between the fair value of the plan's assets and the PBO or accumulated postretirement benefit obligation of the plan. In order to recognize the funded status, we determined the fair value of the plan assets. The majority of our plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments as of the remeasurement date based on our evaluation of data from fund managers and comparable market data.
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
See Note 15 of "Notes to Consolidated Financial Statements" for a summary of the key events that affected our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2016, 2015 and 2014.
Pension income, excluding curtailments, settlements and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2016, was $57.2 million compared with pension income of $52.4 million for the fiscal year ended March 31, 2015, and $35.0 million for the fiscal year ended March 31, 2014. For the fiscal year ending March 31, 2017, the Company expects to recognize pension income of approximately $66.5 million.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. Full retrospective application is prohibited. ASU 2016-02's transition provision are applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating ASU 2016-02 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). During fiscal 2016, the Company adopted this standard retrospectively to all prior periods and resulting in a reclass of $145.4 million from a current deferred tax asset to a noncurrrent deferred tax liability on the Consolidated Balance Sheet. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard effective January 1, 2016. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. Effective April 1, 2015, the Company adopted this standard. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with ASC 2015-15, the Company has excluded debt issuance costs relating to revolving debt instruments as a direct deduction to debt.
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The objective of ASC 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The principle of ASC 606 is that an entity will recognize revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled. ASC 606 is effective for interim and annual reporting periods beginning after December 15, 2016, and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASC 606 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
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
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2016, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2016, approximately 77% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt, however, a portion of our variable debt is fixed through an interest rate swap. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2016. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2016.
Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$42,383	$46,904	$51,832	$255,707	$15,527	$680,285	$1,092,638
Weighted-average interest rate (%)	4.31%	4.36%	4.41%	4.68%	5.02%	2.18%
Variable-rate cash flows (in thousands)	$—	$191,300	$140,000	$—	$2,178	$—	$333,478
Weighted-average interest rate (%)	—%	1.29%	0.95%	—%	0.06%	—%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Triumph Group, Inc.
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triumph Group, Inc. at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 27, 2016

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,984	$32,617
Trade and other receivables, less allowance for doubtful accounts of $6,492 and $6,475	444,208	521,601
Inventories, net of unliquidated progress payments of $123,155 and $189,923	1,184,238	1,280,274
Rotable assets	51,952	48,820
Prepaid expenses and other	41,259	23,069
Total current assets	1,742,641	1,906,381
Property and equipment, net	889,734	950,734
Goodwill	1,444,254	2,024,846
Intangible assets, net	649,612	966,365
Other, net	108,852	107,999
Total assets	$4,835,093	$5,956,325
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$42,441	$42,255
Accounts payable	410,225	429,134
Accrued expenses	683,208	411,848
Total current liabilities	1,135,874	883,237
Long-term debt, less current portion	1,374,879	1,326,345
Accrued pension and other postretirement benefits, noncurrent	664,664	538,381
Deferred income taxes, noncurrent	62,453	261,100
Other noncurrent liabilities	662,279	811,478
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,020 and 52,460,020 shares issued; 49,328,999 and 49,273,053 shares outstanding	51	51
Capital in excess of par value	851,102	851,940
Treasury stock, at cost, 3,131,921 and 3,187,867 shares	(199,415)	(203,514)
Accumulated other comprehensive loss	(347,162)	(198,910)
Retained earnings	630,368	1,686,217
Total stockholders' equity	934,944	2,135,784
Total liabilities and stockholders' equity	$4,835,093	$5,956,325

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended March 31,
	2016	2015	2014
Net sales	$3,886,072	$3,888,722	$3,763,254
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	3,597,299	3,141,453	2,911,802
Selling, general and administrative	287,349	285,773	254,715
Depreciation and amortization	177,755	158,323	164,277
Impairment of intangible assets	874,361	—	—
Restructuring	36,182	3,193	31,290
Curtailments, settlements and early retirement incentives	(1,244)	—	1,166
Legal settlement charge (gain), net	5,476	(134,693)	—
	4,977,178	3,454,049	3,363,250
Operating (loss) income	(1,091,106)	434,673	400,004
Interest expense and other	68,041	85,379	87,771
(Loss) income from continuing operations before income taxes	(1,159,147)	349,294	312,233
Income tax (benefit) expense	(111,187)	110,597	105,977
Net (loss) income	$(1,047,960)	$238,697	$206,256
Earnings per share—basic:
Net (loss) income	$(21.29)	$4.70	$3.99
Weighted-average common shares outstanding—basic	49,218	50,796	51,711
Earnings per share—diluted:
Net (loss) income	$(21.29)	$4.68	$3.91
Weighted-average common shares outstanding—diluted	49,218	51,005	52,787

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year ended March 31,
	2016	2015	2014
Net (loss) income	$(1,047,960)	$238,697	$206,256
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,065)	(46,949)	(3,315)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes $14,725, $19 and $21, respectively	27,392	(31)	(37)
Actuarial gain (loss), net of taxes $86,261, $71,060, and ($27,546), respectively	(154,659)	(122,636)	45,995
Reclassification from net income - (gains) losses, net of tax expense (benefit):
Amortization of net loss, net of taxes of ($1,263), $0 and ($5,647), respectively	2,119	—	9,402
Recognized prior service credits, net of taxes of $5,937, $3,864 and $6,814, respectively	(10,876)	(6,133)	(11,346)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(136,024)	(128,800)	44,014
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax benefit (expense) of $384, $2,463 and ($884), respectively	(527)	(4,098)	1,384
Reclassification of gain included in net earnings, net of tax expense of ($173), $42 and $11, respectively	364	(155)	(19)
Net unrealized (loss) gain on cash flow hedges, net of tax	(163)	(4,253)	1,365
Total other comprehensive income (loss)	(148,252)	(180,002)	42,064
Total comprehensive (loss) income	$(1,196,212)	$58,695	$248,320

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2013	50,123,035	$50	$848,372	$—	$(60,972)	$1,257,708	$2,045,158
Net income	—	—	—	—	—	206,256	206,256
Foreign currency translation adjustment	—	—	—	—	(3,315)	—	(3,315)
Pension liability adjustment, net of income taxes of $26,358	—	—	—	—	44,014	—	44,014
Change in fair value of interest rate swap, net of income taxes of ($945)	—	—	—	—	1,481	—	1,481
Change in fair value of foreign currency hedges, net of income taxes of $72	—	—	—	—	(116)	—	(116)
Issuance of stock upon conversion of convertible notes	2,290,755	2	14,000	—	—	—	14,002
Purchase of 300,000 shares of common stock	(300,000)	—	—	(19,134)	—	—	(19,134)
Exercise of stock options	18,170	—	290	—	—	—	290
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,344)	(8,344)
Share-based compensation	61,413	—	6,306	—	—	—	6,306
Repurchase of restricted shares for minimum tax obligation	(34,353)	—	(2,726)	—	—	—	(2,726)
Excess tax benefit from exercise of stock options	—	—	39	—	—	—	39
Balance at March 31, 2014	52,159,020	52	866,281	(19,134)	(18,908)	1,455,620	2,283,911
Net income	—	—	—	—	—	238,697	238,697
Foreign currency translation adjustment	—	—	—	—	(46,949)	—	(46,949)
Pension liability adjustment, net of income taxes of ($74,763)	—	—	—	—	(128,800)	—	(128,800)
Change in fair value of interest rate swap, net of taxes, $2,014	—	—	—	—	(3,156)	—	(3,156)
Change in fair value of foreign currency hedges, net of income taxes, $490	—	—	—	—	(1,097)	—	(1,097)
Settlement of convertible notes	—	(1)	(19,386)	—	—	—	(19,387)
Deferred tax impact of convertible debt redemption	—	—	2,725	—	—	—	2,725
Purchase of 2,923,011 shares of common stock	(2,923,011)	—	—	(184,380)	—	—	(184,380)
Exercise of stock options	45,782	—	720	—	—	—	720
Cash dividends ($0.16 per share)	—	—	—	—	—	(8,100)	(8,100)
Share-based compensation	1,600	—	1,272	—	—	—	1,272
Repurchase of restricted shares for minimum tax obligation	(10,338)	—	(673)	—	—	—	(673)
Excess tax benefit from exercise of stock options	—	—	1,001	—	—	—	1,001
Balance at March 31, 2015	49,273,053	51	851,940	(203,514)	(198,910)	1,686,217	2,135,784
Net loss	—	—	—	—	—	(1,047,960)	(1,047,960)
Foreign currency translation adjustment	—	—	—	—	(12,065)		(12,065)
Pension liability adjustment, net of income taxes of $76,210	—	—	—	—	(136,024)	—	(136,024)
Change in fair value of interest rate swap, net of taxes, $636	—	—	—	—	(1,146)	—	(1,146)
Change in fair value of foreign currency hedges, net of income taxes of ($425)	—	—	—	—	983	—	983
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,889)	(7,889)
Share-based compensation	36,598	—	(590)	3,247	—	—	2,657
Repurchase of restricted shares for minimum tax obligation	(1,528)	—	(96)	—	—	—	(96)
Employee stock purchase plan	20,876	—	(152)	852	—	—	700
Balance at March 31, 2016	49,328,999	$51	$851,102	$(199,415)	$(347,162)	$630,368	$934,944
See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2016	2015	2014
Operating Activities
Net (loss) income	$(1,047,960)	$238,697	$206,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,755	158,323	164,277
Impairment of intangible assets	874,361	—	—
Amortization of acquired contract liability	(132,363)	(75,733)	(42,629)
Curtailments, settlements and early retirement incentives	(1,244)	—	1,166
Accretion of debt discount	—	1,577	1,946
Other amortization included in interest expense	3,904	8,135	6,702
Provision for doubtful accounts receivable	1,996	172	2,191
Provision (benefit) for deferred income taxes	(118,302)	105,277	102,869
Employee stock compensation	2,657	1,272	4,653
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	73,083	69,500	(46,378)
Inventories	294,360	49,536	(94,341)
Rotable assets	(843)	(7,153)	(6,813)
Prepaid expenses and other current assets	(6,958)	1,589	(406)
Accounts payable, accrued expenses and income taxes payable	53,914	95,167	(60,209)
Accrued pension and other postretirement benefits	(87,559)	(180,569)	(100,929)
Other	(2,938)	1,542	(3,218)
Net cash provided by operating activities	83,863	467,332	135,137
Investing Activities
Capital expenditures	(80,047)	(110,004)	(206,414)
Reimbursements of capital expenditures from insurance and other	—	653	9,086
Proceeds from sale of assets	6,069	3,167	45,047
Acquisitions, net of cash acquired	(54,051)	38,281	(94,456)
Net cash used in investing activities	(128,029)	(67,903)	(246,737)
Financing Activities
Net (decrease) increase in revolving credit facility	(8,256)	(46,150)	98,557
Proceeds from issuance of long-term debt	134,797	508,960	451,003
Retirement of debt and capital lease obligations	(80,917)	(655,860)	(416,645)
Payment of deferred financing costs	(185)	(6,487)	(3,297)
Purchase of common stock	—	(184,380)	(19,134)
Dividends paid	(7,889)	(8,100)	(8,344)
Net (repayment) proceeds of government grant	(5,000)	(3,198)	3,456
Repurchase of restricted shares for minimum tax obligations	(96)	(673)	(2,726)
Proceeds from exercise of stock options, including excess tax benefit of $0, $1,001, and $39 in 2016, 2015, and 2014	—	720	329
Net cash provided by (used in) financing activities	32,454	(395,168)	103,199
Effect of exchange rate changes on cash	79	(642)	5,362
Net change in cash and cash equivalents	(11,633)	3,619	(3,039)
Cash and cash equivalents at beginning of year	32,617	28,998	32,037
Cash and cash equivalents at end of year	$20,984	$32,617	$28,998

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
Trade and other receivables, net comprised of the following:

	March 31,
	2016	2015
Billed	$407,275	$475,668
Unbilled	25,742	39,222
Total trade receivables	433,017	514,890
Other receivables	17,683	13,186
Total trade and other receivables	450,700	528,076
Less: Allowance for doubtful accounts	(6,492)	(6,475)
Total trade and other receivables, net	$444,208	$521,601
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
Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred (see Note 5 for further discussion).
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
The Company's operating segments of Aerostructures, Aerospace Systems and Aftermarket Services are also its reporting units. The Chief Executive Officer is the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is comprised of a number of operating units which are considered to be components. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Aerostructures reporting unit, the Aerospace Systems reporting unit or the Aftermarket Services reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
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
The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability using the guidance in ASC 805, with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.
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
During the third quarter of fiscal 2016, the Company performed an interim assessment of the fair value of our goodwill and indefinite-lived intangible assets due to potential indicators of impairment related to the continued decline in our stock price during the third quarter. The Company's assessment focused on the Aerostructures reporting unit since it had significant

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. We concluded that the goodwill was not impaired as of the interim impairment assessment date. However, the excess of the fair value over the carrying value was within 5% for the Company's Aerostructures reporting unit. The amount of goodwill for our Aerostructures reporting unit amounted to $1,420,195 as of the interim testing date.
In the fourth quarter of fiscal 2016, the Company performed the quantitative assessment for each of the Company's three reporting units, which indicated that the fair value of goodwill for the Aerostructures reporting unit did not exceed its carrying amount. After evaluating whether other assets within the reporting unit were impaired in accordance with ASC 350, we concluded on the implied goodwill under Step 2 resulting in a $597,603 impairment of goodwill to Aerostructures reporting unit. The assessment for the Company's Aerospace Systems and Aftermarket Services reporting units indicated that the fair value of their respective goodwill exceeded the carrying amount. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal 2015 or 2014 (see Note 7 for further discussion).
As of March 31, 2015, the Company had a $438,400 indefinite-lived intangible asset associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought") and Embee, Inc. ("Embee"). The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of fair value on our indefinite-lived intangible assets due to indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. Based on the Company's evaluation,the Company concluded that the Vought tradename had a fair value of $195,800 (Level 3) compared to a carrying value of $425,000. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $229,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value compared to the carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
In the fourth quarter of fiscal 2016, the Company performed its annual impairment test for each of the Company's indefinite-lived intangible assets, which indicated that the Vought and Embee tradenames had a fair value of $163,000 (Level 3) compared to a carrying value of $209,200. The decline in fair value of the tradenames is the result of the increase in discount rate during the fourth quarter, which required the Company to assess whether events and/or circumstances have changed regarding the indefinite-life conclusion. As a result the Company incurred a non-cash impairment charge of $46,200 presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets" to the Vought and Embee tradenames. Additionally, it was determined that the tradenames will be amortized over their remaining estimated useful life of 20 years. The Company incurred no impairment of indefinite-lived assets as a result of our annual indefinite-lived assets impairment tests in fiscal 2015 or 2014.
Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 32 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other in the accompanying Consolidated Statements of Operations over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. The Company records deferred financing costs as a direct deduction from the carrying value of that debt liability; however, the policy does exclude deferred financing costs relating to revolving debt instruments. These deferred financing costs are recorded in Other, net in the accompanying Consolidated Balance Sheets as of March 31, 2016 and 2015. Total deferred financing costs, net of accumulated amortization of $14,131 and $17,850, respectively, are recorded as of March 31, 2016 and 2015. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term life of program contracts that were initially executed at several years prior to the respective acquisition (see Note 3 for further discussion).
The Company measured these net liabilities under the measurement provisions of ASC 820, Fair Value Measurements, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each long-term contracts can materially impact our results of operations.
Included in the net sales of the Aerostructure and Aerospace Systems groups is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. The Company recognized net amortization of contract liabilities of $132,363, $75,733 and $42,629 in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2016 is $522,680 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2017—$125,241; 2018—$117,544; 2019—$77,990; 2020—$59,660; and 2021—$59,659.
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
A significant portion of the Company's contracts are within the scope of ASC 605-35, Revenue Recognition —Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2016, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating (loss) income, net (loss) income and earnings per share by approximately $(596,213), $(539,023) and $(10.95), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2016 included gross favorable adjustments of approximately $32,954 and gross unfavorable adjustments of approximately $(629,167), which includes provisions for forward losses of $561,158 on the Bombardier Global 7000/8000 ("Bombardier") and 747-8 programs.
For the fiscal year ended March 31, 2015, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(156,048), $(106,639) and $(2.09), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2015 included gross favorable adjustments of approximately $4,653 and gross unfavorable adjustments of approximately $(160,701) which includes a provision for forward losses of $151,992 on the 747-8 program.
For the fiscal year ended March 31, 2014, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $(53,166) $(35,121) and $(0.67), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2014 included gross favorable adjustments of approximately $14,341 and gross unfavorable adjustments of approximately $(67,507).
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
The Company recognized a provision for forward losses associated with our long-term contracts on the 747-8 and Bombardier programs. There is still risk similar to what we have experienced on the 747-8 and Bombardier programs. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these long-term programs.
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
Research and Development Expense
Research and development ("R&D") expense (which includes certain amounts subject to reimbursement from customers) was approximately $103,031, $108,062 and $82,494 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
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
As required under ASC 715, Compensation — Retirement Benefits, the Company remeasures plan assets and obligations during an interim period whenever a significant event occurs that results in a material change in the net periodic pension cost. The determination of significance is based on judgment and consideration of events and circumstances impacting the pension costs.
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
Foreign Currency Translation
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries Triumph Aviation Services—Asia and Triumph Structures—Thailand is the U.S. dollar since that is the currency in which that entity primarily generates and expends cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (see Note 13). Gains and losses arising from foreign currency transactions of these subsidiaries are included in net (loss) income.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Operations.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. Full retrospective application is prohibited. ASU 2016-02's transition provision are applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating ASU 2016-02 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). Effective December 1, 2015, the Company adopted this standard retrospectively to all prior periods and resulting in a reclass of $145,352 from a current deferred tax asset to a noncurrrent deferred tax liability on the Consolidated Balance Sheet. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard effective January 1, 2016. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. Effective April 1, 2015, the Company adopted this standard. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with ASC 2015-15, the Company has excluded debt issuance costs relating to revolving debt instruments as a direct deduction to debt.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The objective of ASC 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The principle of ASC 606 is that an entity will recognize revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled. ASC 606 is effective for interim and annual reporting periods beginning after December 15, 2017 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASC 606 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2016, 2015 and 2014 was $2,657, $1,272 and $4,653, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares (see Note 16 for further details).
Supplemental Cash Flow Information
For the fiscal years ended March 31, 2016 and 2014, the Company paid $4,887 and $4,157, respectively, for income tax, net of income tax refunds received. For the fiscal year ended March 31, 2015, the Company received $22,241 for income tax refunds, net of payments. The Company made interest payments of $62,325, $82,425 and $81,100 for fiscal years ended March 31, 2016, 2015 and 2014, respectively.
During the fiscal years ended March 31, 2016, 2015 and 2014, the Company financed $188, $52 and $36 of property and equipment additions through capital leases, respectively. During the fiscal year ended March 31, 2014, the Company issued 2,290,755 shares in connection with certain redemptions of convertible senior subordinated notes (see Note 10).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities on the Consolidated Balance Sheet. The warranty reserves for the fiscal years ended March 31, 2016 and 2015, were $112,937 and $112,140, respectively, of which a significant portion is offset by an indemnification asset.

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
The purchase price for Fairchild was $57,130, including a working capital adjustments. Goodwill in the amount of $16,529 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $18,000 with a weighted-average life of 12.0 years.
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
As the Company finalizes estimates of the fair value of certain assets acquired and liabilities assumed, the purchase price allocation for Fairchild is provisional. Additional purchase price adjustments will be recorded during the measurement period, not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information the Company has received to date, in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). These estimates will be revised as the Company finalizes valuations of tangible and intangible assets, certain liabilities assumed and other information related to the Fairchild acquisition. Accordingly, the amounts below report the Company's best estimate of fair value based on the information available at this time:

October 21, 2015
Cash	$9,065
Accounts receivable	8,859
Inventory	15,069
Prepaid expenses	263
Property and equipment	6,632
Goodwill	16,529
Intangible assets	18,000
Deferred taxes	3,992
Total assets	$78,409

Accounts payable	$1,284
Accrued expenses	12,128
Other noncurrent liabilities	7,867
Total liabilities	$21,279
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Fairchild acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Company incurred $569 in acquisition-related costs in connection with the Fairchild acquisition.
The following table presents information for the Fairchild acquisition which are included in the Company's Consolidated Statements of Operations from its date of acquisition through the end of fiscal 2016:

For the Year Ended March 31, 2016
Net sales	$17,698
Operating income	1,792
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
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition for the Tulsa Programs, in accordance with ASC 805:

December 30, 2014
Inventory	$78,660
Property and equipment	15,409
Goodwill	80,122
Deferred taxes	52,777
Other noncurrent assets	68,941
Total assets	$295,909

Accounts payable	$1,782
Accrued expenses	17,588
Acquired contract liabilities	368,448
Other noncurrent liabilities	68,091
Total liabilities	$455,909
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Tulsa Programs acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The Company incurred $5,000 in acquisition-related costs in connection with the Tulsa Programs acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The NAAS acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The NAAS acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $654 in acquisition-related costs in connection with the NAAS acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The purchase price for the GE acquisition was $75,609, which included cash paid at closing, working capital adjustments, and deferred payments of $6,000 paid in fiscal 2016. Goodwill in the amount of $150,772 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships and technology valued at $26,472 with a weighted-average life of 12.0 years.
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
Based on the information accumulated through the measurement period and the Company's assessment of the probable outcome of warranty claims, the Company has recognized a liability of $24,514. The provisional amounts recognized are based on the Company's best estimate using information that it has obtained as of the reporting date. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.
The GE acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. The GE acquisition was funded by the Company's long-term borrowings in place at the date of acquisition. The Company incurred $1,834 in acquisition-related costs in connection with the GE acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
The acquisitions of the Tulsa Programs, NAAS and GE are referred to in this report as the "fiscal 2015 acquisitions."
FISCAL 2014 ACQUISITIONS
Acquisition of Insulfab Product Line (Chase Corporation)
Effective October 7, 2013, the Company's wholly-owned subsidiary, Triumph Insulation Systems, LLC, acquired substantially all of the assets comprising the Insulfab product line from Chase Corporation ("Insulfab"). Insulfab primarily focuses on manufacturing high-quality, engineered barrier laminates used in aerospace applications. The purchase price for the Insulfab acquisition was $7,394 in cash at closing and in January 2014, after the working capital was finalized the Company

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

paid $2,516 in cash. The results for Triumph Insulation Systems, LLC will continue to be included in the Aerostructures Group.
Acquisition of General Donlee Canada, Inc.
Effective October 4, 2013, the Company acquired all of the issued and outstanding shares of General Donlee Canada, Inc. ("General Donlee"). General Donlee is based in Toronto, Canada, and is a leading manufacturer of precision machined products for the aerospace, nuclear and oil and gas industries. The purchase price for the General Donlee acquisition was $56,622 plus assumed debt of $32,382, which was settled at closing. Additionally, on October 7, 2013, the Company, at its option, called General Donlee's Convertible Notes for $26,000, which were paid on November 12, 2013. The Company incurred $766 in acquisition-related costs in connection with the General Donlee acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The acquired business now operates as Triumph Gear Systems-Toronto ULC and its results are included in the Aerospace Systems Group.
Acquisition of Primus Composites
Effective May 6, 2013, the Company acquired four related entities collectively comprising the Primus Composites ("Primus") business from Precision Castparts Corp. The acquired business, which includes two manufacturing facilities in Farnborough, England and Rayong, Thailand, operates as Triumph Structures - Farnborough and Triumph Structures - Thailand and is included in the Aerostructures Group. Together, Triumph Structures - Farnborough and Triumph Structures - Thailand constitute a global supplier of composite and metallic propulsion and structural composites and assemblies. In addition to its composite operations, the Thailand operation also machines and processes metal components. The purchase price for the Primus acquisition was $33,530 in cash and $30,000 in assumed debt settled at closing. The Company incurred $743 in acquisition-related costs in connection with the Primus acquisition, which is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Sale of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale
In April 2013, the Company sold the assets and liabilities of Triumph Instruments - Burbank and Triumph Instruments - Ft. Lauderdale ("Triumph Instruments") for total proceeds of $11,200, including cash received at closing of $9,676 a note of $1,500, and the remaining amount held in escrow and received in the second quarter of fiscal 2014, resulting in a loss of $1,462 recognized during the year ended March 31, 2013. The operating results are included in the Aftermarket Services Group through the date of disposal.
The Company expects to have significant continuing involvement in the business and markets of the disposed entities, as defined by ASC 250-20, Discontinued Operations; and therefore as a result, the disposal group does not meet the criteria to be classified as discontinued operations.
To measure the amount of loss related to Triumph Instruments, the Company compared the fair value of assets and liabilities at the evaluation date to the carrying amount at the end of the month prior to the evaluation date. The sale of the Triumph Instruments assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 for definition of levels).

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2016	2015
Raw materials	$81,989	$73,168
Work-in-process	1,100,660	1,305,390
Finished goods	124,744	91,639
Less: unliquidated progress payments	(123,155)	(189,923)
Total inventories	$1,184,238	$1,280,274
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $27,635 and $70,121, respectively, at March 31, 2016 and 2015.
Work-in-process inventory includes capitalized pre-production costs on newer development programs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries. The balance of development program inventory, comprised principally of capitalized pre-production costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") are as follows:

	March 31, 2016
	Inventory	Forward Loss Provision	Total Inventory, net
Bombardier	$412,809	$(399,758)	$13,051
Embraer	151,904	—	151,904
Total	$564,713	$(399,758)	$164,955

	March 31, 2015
	Inventory	Forward Loss Provision	Total Inventory, net
Bombardier	$266,739	$—	$266,739
Embraer	68,112	—	68,112
Total	$334,851	$—	$334,851
In the fourth quarter of the fiscal year ended March 31, 2016, we recorded a $399,758 forward loss charge for the Bombardier Global 7000/8000 wing program. Under our contract for this program, we have the right to design, develop and manufacture wing components over the initial 300 ship sets . The Global 7000/8000 contract provides for fixed pricing and requires us to fund certain up-front development expenses, with certain milestone payments made by Bombardier. The Global 7000/8000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers. Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
The Company is still in the pre-production stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until 2018, or later. Transition of these programs from development to recurring production levels is

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

dependent upon the success of the programs at achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.

6.	PROPERTY AND EQUIPMENT
Net property and equipment at March 31, 2016 and 2015, is:

	March 31,
	2016	2015
Land	$72,204	$72,893
Construction in process	40,772	53,475
Buildings and improvements	371,336	374,763
Furniture, fixtures and computer equipment	159,511	146,834
Machinery and equipment	989,423	947,149
	1,633,246	1,595,114
Less: accumulated depreciation	743,512	644,380
	$889,734	$950,734
Depreciation expense for the fiscal years ended March 31, 2016, 2015 and 2014 was $122,197, $108,347 and $117,553, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $93,047 and $84,098, respectively, of capitalized software at March 31, 2016 and 2015, which were offset by accumulated depreciation of $66,760 and $55,304, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2016 and 2015:

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2015	$1,420,208	$523,253	$81,385	$2,024,846
Goodwill recognized in connection with acquisitions	—	16,529	—	16,529
Impairment of goodwill	(597,603)	—	—	(597,603)
Effect of exchange rate changes	196	216	70	482
Balance, March 31, 2016	$822,801	$539,998	$81,455	$1,444,254

	Aerostructures	Aerospace Systems	Aftermarket Services	Total
Balance, March 31, 2014	$1,339,993	$395,912	$55,986	$1,791,891
Goodwill recognized in connection with acquisitions	79,345	150,772	25,291	255,408
Effect of exchange rate changes	870	(23,431)	108	(22,453)
Balance, March 31, 2015	$1,420,208	$523,253	$81,385	$2,024,846
Consistent with the Company's policy described here within, the Company performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of the fair value of its goodwill and indefinite-lived intangible assets due to indicators of impairment related to the continued decline in the Company's stock price during the third quarter. The Company performed Step 1 of the goodwill impairment test which included using a combination of both the market and income approaches to estimate the fair value of each reporting unit.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Company's assessment focused on the Aerostructures reporting unit since it had significant changes in its economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. The decline in fair value compared to carrying value of the goodwill is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings. The Company concluded that the goodwill was not impaired as of the interim impairment assessment date. However, the excess of the fair value over the carrying value was within 5% for the Aerostructures reporting unit. The amount of goodwill for the Aerostructures reporting unit amounted to $1,420,195 at December 31, 2015.
During the fourth quarter of the fiscal year ended March 31, 2016, consistent with the Company's policy described here within, the Company performed its annual assessment of the fair value of goodwill. The Company concluded that the goodwill related to the Aerostructures reporting unit was impaired as of the annual testing date. The Company concluded that the goodwill had an implied fair value of $822,801 (Level 3) compared to a carrying value of $1,420,195. Accordingly, the Company recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2016, of $597,603, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value is the result of continued declines in stock price and related market multiples for stock price to EBITDA of both the Company and our peer group. Going forward, the Company will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis.
In the event that market multiples for stock price to EBITDA in the aerospace and defense markets decrease, or the expected EBITDA and cash flows for the Company's reporting units decreases, an additional goodwill impairment charge may be required, which would adversely affect the Company's operating results and financial condition. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.
Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2016
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.4	$683,309	$(215,546)	$467,763
Product rights, technology and licenses	11.7	55,739	(37,695)	18,044
Noncompete agreements and other	16.1	2,881	(718)	2,163
Tradenames	20.0	163,000	(1,358)	161,642
Total intangibles, net		$904,929	$(255,317)	$649,612

	March 31, 2015
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.5	$683,272	$(180,765)	$502,507
Product rights, technology and licenses	11.8	56,302	(33,208)	23,094
Noncompete agreements and other	15.9	2,929	(565)	2,364
Tradenames	Indefinite-lived	438,400	—	438,400
Total intangibles, net		$1,180,903	$(214,538)	$966,365
During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of fair value on our indefinite-lived intangible assets due to indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. The Company estimated the fair value of the tradenames using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rates between 12% and 13% based on the required rate of return for the tradename assets.
Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought tradename had a fair value of $195,800 (Level 3) compared to a carrying value of $425,000. Accordingly, the Company recorded a non-cash impairment charge during the third quarter of the fiscal year ended March 31, 2016, of $229,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value compared to carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
During the fourth quarter of the fiscal year ended March 31, 2016, the Company performed its annual assessment of fair value on our indefinite-lived intangible assets. The Company estimated the fair value of the tradenames using the relief-from-royalty method, which uses several significant assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:
•Royalty rates between 2% and 4% based on market observed royalty rates and profit split analysis; and
•Discount rate of 14% based on the required rate of return for the tradename assets,which increased from our interim assessment driven by increased risk due to continued declines in stock price and related market multiples for stock price to EBITDA of both the Company and our peer group and increased interest rates.
Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought and Embee tradenames had a fair value of $163,000 (Level 3) compared to a carrying value of $209,200. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016 of $46,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets". The decline in fair value of the Vought and Embee tradenames is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings. Additionally, it was determined that the tradenames will be amortized over their remaining estimated useful life of 20 years.
In the event of significant loss of revenues and related earnings associated with the Vought and Embee tradenames, further impairment charges may be required, which would adversely affect our operating results.
Amortization expense for the fiscal years ended March 31, 2016, 2015 and 2014, was $54,620, $49,976 and $46,724, respectively. Amortization expense for the five fiscal years succeeding March 31, 2016, by year is expected to be as follows: 2017: $55,386; 2018: $53,853; 2019: $52,278; 2020: $49,922; 2021: $49,900 and thereafter: $388,273.

8.	ACCRUED EXPENSES
Accrued expenses are composed of the following items:

	March 31,
	2016	2015
Accrued pension	$3,621	$3,940
Deferred revenue, advances and progress billings	78,932	33,463
Accrued other postretirement benefits	16,246	20,116
Accrued compensation and benefits	114,149	114,777
Accrued interest	16,933	16,624
Warranty reserve	31,975	34,521
Accrued workers' compensation	17,033	16,500
Accrued income tax	2,469	2,516
Loss contract reserve	307,934	99,559
All other	93,916	68,860
Total accrued expenses	$683,208	$411,848

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2016, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2017—$27,904; 2018—$24,541; 2019—$21,677; 2020—$17,931; 2021—$15,712 and thereafter—$60,540 through 2031. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Total rental expense was $33,279, $34,762 and $41,508 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2016	2015
Revolving credit facility	$140,000	$148,255
Term loan	337,500	356,250
Receivable securitization facility	191,300	100,000
Capital leases	74,513	91,913
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(8,971)	(10,796)
	1,417,320	1,368,600
Less: current portion	42,441	42,255
	$1,374,879	$1,326,345
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

At March 31, 2016, there were $140,000 in outstanding borrowings and $25,709 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2015, there were $148,255 in borrowings and $35,384 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2016. As of March 31, 2016, the Company had borrowing capacity under the Credit Facility of $834,291 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
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
As of March 31, 2016 and 2015, the interest rate swap agreement had a notional amount of $337,500 and $356,250, respectively, and a fair value of $4,526 and $2,743, respectively, which is recorded in other comprehensive income net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
In May 2016, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement, among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Sixth Amendment” and the Credit Facility, as amended by the Sixth Amendment, the “Credit Facility”), pursuant to which those lenders electing to enter into the Sixth Amendment extended the expiration date for the revolving line of credit and the maturity date for the term loan by five years to May 3, 2021. Lenders holding revolving credit commitments aggregating $940,000 elected to extend the expiration date for the revolving line of credit, and Lenders holding approximately $324,500 of term loans (out of an aggregate outstanding term loan balance of approximately $330,000) elected to extend the term loan maturity date.
In addition, the Sixth Amendment amended the Credit Facility to, among other things, (i) modify certain financial covenants to allow for the add-back of certain cash and non-cash charges, (ii) amend the total leverage ratio financial covenant to provide for a gradual reduction in the maximum permitted total leverage ratio commencing with the fiscal year ending March 31, 2018, (iii) increase the interest rate, commitment fee and letter of credit fee pricing provisions for the highest pricing tier, (iv) establish the interest rate, commitment fee and letter of credit fee pricing at the highest pricing tier until the Company delivers its compliance certificate for its fiscal year ending March 31, 2017, (v) increase the minimum revolver availability threshold test in connection with the Company making certain permitted investments, certain additional permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness, and (vi) decrease the maximum senior secured leverage ratio threshold test in connection with the Company making certain permitted investments, certain permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness during the period from the date of the Sixth Amendment until the Company delivers its compliance certificate for the fiscal year ending March 31, 2017.
Receivables Securitization Program
In November 2014, the Company amended its receivable securitization facility (the "Securitization Facility"), increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2016, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100% of the maximum amount available under the Securitization Facility. At March 31, 2016,

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

$191,300 was outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company was in compliance with all such covenants as of March 31, 2016.
Capital Leases
During the fiscal years ended March 31, 2016, 2015 and 2014, the Company entered into new capital leases in the amounts of $188, $52 and $36, respectively, to finance a portion of the Company's capital additions for the respective years. During the fiscal years ended March 31, 2016, 2015 and 2014, the Company obtained financing for existing fixed assets in the amount of $6,497, $37,608 and $30,503, respectively.
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
Subsequent to year end, to ensure that the Company had full access to our Revolving Credit Facility (the "Credit Facility") during fiscal 2017, the Company obtained approval from the holders of the 2021 Notes to amend the terms of the indenture to conform with the 2022 Notes (as defined below) which allows for a higher level of secured debt. Absent this consent, the Company would have been restricted as to the level of new borrowings under the Credit Facility during fiscal 2017.
Further, to mitigate the risk of failing to obtain the consent and to ensure the Company had adequate liquidity through fiscal 2017, the Company chose to make a significant draw on the Credit Facility in early April 2016, taking the outstanding balance to approximately $800,000. The Company paid down substantially all of the draw to the Credit Facility upon receiving consent from the holders of the 2021 Notes in May 2016.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of March 31, 2016, the Company sold $89,900 worth of eligible accounts receivable.
Senior Subordinated Notes Due 2017
On November 16, 2009, the Company issued $175,000 principal amount of 8.00% Senior Subordinated Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at 98.56% of principal amount and had effective interest yield of 8.25%. Interest on the 2017 Notes was payable semiannually in cash in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2017 Notes, the Company incurred approximately $4,390 of costs, which were deferred and amortized on the effective interest method over the term of the 2017 Notes.
On November 15, 2013, the Company completed the redemption of the 2017 Notes. The principal amount of $175,000 was redeemed at a price of 104% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $11,069, consisting of early termination premium, unamortized discount and deferred financing fees and is presented on the accompanying Consolidated Statements of Operations as a component of "Interest expense and other" for the year ended March 31, 2014.
Senior Notes due 2018
On June 16, 2010, in connection with the acquisition of Vought, the Company issued $350,000 principal amount of 8.63% Senior Notes due 2018 (the "2018 Notes"). The 2018 Notes were sold at 99.27% of principal amount and had effective interest yield of 8.75%. Interest on the 2018 Notes accrued at the rate of 8.63% per annum and was payable semiannually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. In connection with the issuance of the 2018 Notes, the Company incurred approximately $7,307 of costs, which were deferred and amortized on the effective interest method over the term of the 2018 Notes.
On June 23, 2014, the Company completed the redemption of the 2018 Notes. The principal amount of $350,000 was redeemed at a price of 104.79% plus accrued and unpaid interest. As a result of the redemption, the Company recognized a pre-tax loss on redemption of $22,615, consisting of early termination premium, write-off of unamortized discount and deferred

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

financing fees and was recorded on the Consolidated Statements of Operations as a component of "Interest expense and other" for the fiscal year ended March 31, 2015.
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
The Convertible Notes were eligible for conversion upon meeting certain conditions as provided in the indenture governing the Convertible Notes. For the periods from January 1, 2011 through June 23, 2014, the Convertible Notes were eligible for conversion. During the fiscal year ended March 31, 2015, the Company settled the conversion of $12,834 in principal value of the Convertible Notes, with the principal and the conversion benefit settled in cash. During the fiscal year ended March 31, 2014, the Company settled the conversion of $96,535 in principal value of the Convertible Notes, as requested by the respective holders, with the principal settled in cash and the conversion benefit settled through the issuance of 2,290,755 shares.
To be included in the calculation of diluted earnings per share, the average price of the Company's common stock for the fiscal year must exceed the conversion price per share of $27.12. The average price of the Company's common stock for the fiscal years ended March 31, 2015 and 2014, was $65.11 and $73.94, respectively. Therefore, 40,177 and 811,083 additional shares, respectively, were included in the diluted earnings per share calculation for the fiscal years ended March 31, 2015 and 2014, respectively.
Financial Instruments Not Recorded at Fair Value
Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the financial statements are as follows:

March 31, 2016		March 31, 2015
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,417,320	$1,354,961	$1,368,600	$1,358,306
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).
Interest paid on indebtedness during the fiscal years ended March 31, 2016, 2015 and 2014 amounted to $62,325, $82,425 and $81,100, respectively. Interest capitalized during the fiscal years ended March 31, 2016, 2015 and 2014 was $668, $284 and $4,246, respectively.
As of March 31, 2016, the maturities of long-term debt are as follows: 2017—$42,441; 2018—$238,268; 2019—$191,891; 2020—$255,704; 2021—$17,705; and thereafter—$680,282 through 2021.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2016	2015
Acquired contract liabilities, net	$522,680	$656,524
Deferred grant income	4,670	20,354
Accrued workers' compensation	15,942	15,657
Environmental contingencies	7,613	8,638
Accrued warranties	80,898	77,620
Income tax reserves	4,798	3,690
Legal contingencies	—	9,500
All other	25,678	19,495
Total other noncurrent liabilities	$662,279	$811,478

12.	INCOME TAXES
The components of pretax (loss) income are as follows:

	Year ended March 31,
	2016	2015	2014
Foreign	$(13,673)	$(429)	$3,482
Domestic	(1,145,474)	349,723	308,751
	$(1,159,147)	$349,294	$312,233
The components of income tax expense are as follows:

	Year ended March 31,
	2016	2015	2014
Current:
Federal	$2,074	$391	$672
State	615	178	1,346
Foreign	4,426	4,751	1,090
	7,115	5,320	3,108
Deferred:
Federal	(148,069)	114,260	100,191
State	29,020	(1,857)	3,102
Foreign	747	(7,126)	(424)
	(118,302)	105,277	102,869
	$(111,187)	$110,597	$105,977

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	0.5	0.9
Goodwill impairment	(15.8)	—	—
Miscellaneous permanent items and nondeductible accruals	(0.2)	(0.7)	0.5
Research and development tax credit	0.7	(1.9)	(1.8)
Foreign tax credits	0.2	(0.2)	—
Valuation allowance	(13.4)	—	—
Other	1.3	(1.0)	(0.7)
Effective income tax rate	9.6%	31.7%	33.9%
The components of deferred tax assets and liabilities are as follows:

	March 31,
	2016	2015
Deferred tax assets:
Net operating loss and other credit carryforwards	$105,731	$186,172
Inventory	139,006	4,171
Accruals and reserves	45,343	43,989
Pension and other postretirement benefits	252,234	186,806
Acquired contract liabilities, net	191,061	241,077
Other	—	—
	733,375	662,215
Valuation allowance	(157,246)	(1,472)
Net deferred tax assets	576,129	660,743
Deferred tax liabilities:
Deferred revenue	253,705	411,947
Property and equipment	140,781	144,641
Goodwill and other intangible assets	219,120	342,785
Prepaid expenses and other	6,754	4,812
	620,360	904,185
Net deferred tax liabilities	$44,231	$243,442
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history, including the forward losses and intangible impairments previously recognized, management determined that it was necessary to establish a valuation allowance against principally all of its net deferred tax assets at March 31, 2016. Given the objectivity verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, the Company excluded projected taxable income (aside from reversing taxable

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

temporary differences) from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets. Valuation allowances recorded against the consolidated net deferred tax asset in fiscal 2016 were $155,774.
As of March 31, 2016, the Company has federal and state net operating loss carryforwards of $589,548 expiring in various years through 2035. The Company also has a foreign net operating loss carryforward of $109,532.
The effective income tax rate for the fiscal year ended March 31, 2016, was 9.6% as compared to 31.7% for the fiscal year ended March 31, 2015. The effective income tax rate for the fiscal year ended March 31, 2016, included the benefit of $5,592 from a decrease to the state deferred tax rate, the benefit from the retroactive reinstatement of the R&D tax credit of $8,443 and the valuation allowance of $155,774. The effective tax rate was also impacted by the non-deductible portion of the goodwill impairment of $183,067.
The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $(439) or $(0.01) per diluted share in fiscal 2016, $1,930 or $0.04 per diluted share in fiscal 2015 and $347 or $0.01 per diluted share in fiscal 2014.
At March 31, 2016, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $74,363. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2016 and 2015, the total amount of accrued income tax-related interest and penalties was $239 and $207, respectively.
During the fiscal years ended March 31, 2016, 2015 and 2014, the Company added $32, $4 and $32 of interest and penalties related to activity for identified uncertain tax positions, respectively.
As of March 31, 2016 and 2015, the total amount of unrecognized tax benefits was $9,212 and $8,348, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by $0 in the next 12 months.
With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2012, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2010.
As of March 31, 2016, the Company is subject to examination in 1 state and no foreign jurisdictions. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2001, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
A reconciliation of the liability for uncertain tax positions, which are included in noncurrent liabilities for the fiscal years ended March 31, 2016 and 2015 follows:

	Year ended March 31,
	2016	2015	2014
Beginning balance	$8,826	$9,293	$7,710
Additions for tax positions related to the current year	669	962	774
Additions for tax positions of prior years	175	178	1,475
Reductions for tax positions of prior years	—	(1,607)	(666)
Ending Balance	$9,670	$8,826	$9,293

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

13.	STOCKHOLDERS' EQUITY
In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. During the fiscal years ended March 31, 2015, the Company repurchased 2,923,011 of its common stock for $184,380. As a result, as of May 27, 2016, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
During the fiscal year ended March 31, 2015, the Company settled the conversion of $12,834, in principal value of the Convertible Notes, as requested by the respective holders, with the principal and the conversion benefit settled in cash.
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2016 and 2015, zero shares of preferred stock were outstanding.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2016 and 2015 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2014	$198	$1,496	$(20,602)		$(18,908)
OCI before reclassifications	(46,949)	(4,098)	(122,667)		(173,714)
Amounts reclassified from AOCI	—	(155)	(6,133)	(2)	(6,288)
Net current period OCI	(46,949)	(4,253)	(128,800)		(180,002)
Balance March 31, 2015	(46,751)	(2,757)	(149,402)		(198,910)
OCI before reclassifications	(12,065)	(527)	(127,267)		(139,859)
Amounts reclassified from AOCI	—	364	(8,757)	(2)	(8,393)
Net current period OCI	(12,065)	(163)	(136,024)		(148,252)
Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)

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
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	2016	2015	2014
	(thousands)
Weighted-average common shares outstanding—basic	49,218	50,796	51,711
Net effect of dilutive stock options and nonvested stock	—	169	265
Net effect of convertible debt	—	40	811
Weighted-average common shares outstanding—diluted	49,218	51,005	52,787

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated $17,462, $20,020 and $21,208 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors several defined benefit pension plans covering some of its employees. Most employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under applicable government regulations, by making payments into a trust separate from us.
In addition to the defined benefit pension plans, the Company provides certain health care and life insurance benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2016. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents of eligible retirees at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums paid by the Company for most retirees for medical coverage prior to age 65 are capped and are based on years of service. Overall premiums are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2016 and 2015, in the accompanying Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2016 and 2015, and the amounts recorded in the Consolidated Balance Sheets at March 31, 2016 and 2015. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2016	2015	2016	2015
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,479,319	$2,160,708	$239,267	$311,012
Service cost	10,902	12,902	1,186	2,868
Interest cost	88,708	90,576	7,669	12,332
Actuarial loss (gain)	37,342	341,719	2,030	(61,261)
Acquisitions	—	39,575	—	—
Plan amendments	7,395	50	(49,512)	—
Participant contributions	212	145	2,323	3,339
Special termination benefits	724	—	—	—
Benefits paid	(192,652)	(158,638)	(23,062)	(29,023)
Currency translation adjustment	(1,635)	(7,718)	—	—
Projected benefit obligation at end of year	$2,430,315	$2,479,319	$179,901	$239,267
Accumulated benefit obligation at end of year	$2,419,305	$2,464,418	$179,901	$239,267
Assumptions used to determine benefit obligations at end of year
Discount rate	3.25 - 3.93%	3.78%	3.73%	3.66%
Rate of compensation increase	3.50 - 4.50%	3.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2016	2015	2016	2015
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$2,156,148	$1,933,269	$—	$—
Actual return on plan assets	(39,482)	236,782	—	—
Settlements	—	—	—	—
Participant contributions	212	145	2,323	3,339
Company contributions	3,021	112,338	20,739	25,684
Acquisitions	—	39,651	—	—
Benefits paid	(192,652)	(158,638)	(23,062)	(29,023)
Currency translation adjustment	(1,562)	(7,399)	—	—
Fair value of plan assets at end of year	$1,925,685	$2,156,148	$—	$—
Funded status (underfunded)
Funded status	$(504,630)	$(323,171)	$(179,901)	$(239,267)
Reconciliation of amounts recognized in the consolidated balance sheets
Pension asset—noncurrent	$—	$—	$—	$—
Accrued benefit liability—current	(3,621)	(3,940)	(16,246)	(20,116)
Accrued benefit liability—noncurrent	(501,009)	(319,231)	(163,655)	(219,151)
Net amount recognized	$(504,630)	$(323,171)	$(179,901)	$(239,267)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$(6,755)	$(20,155)	$(47,384)	$(8,682)
Actuarial losses (gains)	569,435	340,034	(66,480)	(74,615)
Income tax (benefits) expenses related to above items	(205,406)	(118,445)	42,016	31,265
Unamortized benefit plan costs (gains)	$357,274	$201,434	$(71,848)	$(52,032)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Components of net periodic pension cost
Service cost	$10,902	$12,902	$12,854	$1,186	$2,868	$3,060
Interest cost	88,708	90,576	92,938	7,669	12,332	12,552
Expected return on plan assets	(162,285)	(150,565)	(147,545)	—	—	—
Amortization of prior service credit cost	(4,038)	(5,288)	(6,731)	(10,810)	(4,529)	(4,529)
Amortization of net loss	9,488	—	13,487	(6,106)	—	—
Curtailment gain	(1,968)	—	(395)	—	—	—
Settlements	—	—	1,561	—	—	—
Special termination benefits	724	—	—	—	—	—
Total net periodic benefit (income) expense	$(58,469)	$(52,375)	$(33,831)	$(8,061)	$10,671	$11,083
Assumptions used to determine net periodic pension cost
Discount rate	3.31 - 4.11%	4.32%	4.07%	3.66%	4.14%	3.79%
Expected long-term rate on assets	6.50 - 8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.50 - 4.50%	3.50%	3.50%	N/A	N/A	N/A
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
The expected return on plan assets is determined based on a market-related value of plan assets, which is a smoothed asset value.  The market-related value of assets is calculated by recognizing investment performance that is different from that expected on a straight-line basis over five years.  Actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants for plans that are predominantly inactive and over the expected future service for active participants for other plans, but only to the extent unrecognized gains or losses exceed a corridor equal to 10% of the greater of the projected benefit obligation or market-related value of assets.
During the fourth quarter of the fiscal year ended March 31, 2016, the Company changed the method it uses to estimate the service and interest components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.  This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the specific spot rates derived from the yield curve used to discount the cash flows reflected in the measurement of the benefit obligation.  Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.
The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle pursuance to ASC 250, Accounting Changes and Error Corrections and accordingly have accounted for it prospectively.  While the benefit obligation measured under this approach is unchanged from that determined under the prior approach, the more granular application of the spot rates will reduce the service and interest cost for the pension and OPEB plans for the fiscal year ending March 31, 2017, by approximately $20,000. The spot rates used to determine service and interest costs the U.S. plans ranged from 0.60%to 9.75%. Under the Company’s prior methodology, these rates would have resulted in weighted-average rates for service cost and interest

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

cost of 3.86% for the U.S. Pension plans and 3.73% for the OPEB plans. The new approach will be used to measure the service cost and interest cost for our pension and OPEB plans for the fiscal year ending March 31, 2017.
Effective April 1, 2015, the Company changed the period over which actuarial gains and losses are being amortized for its U.S. pension plans from the average remaining future service period of active plan participants to the average life expectancy of inactive plan participants. This change was made because the Company has determined that as of that date almost all plan participants are inactive.
During the fiscal year ended March 31, 2015, the Society of Actuaries released new mortality tables that reflect increased life expectancy for participants of U.S. pension plans. The Company has reflected these new tables, along with an updated projection scale of mortality improvements, in the measurement of our U.S. pension and other postretirement benefit plans as of March 31, 2015. This change resulted in an increase in the benefit obligation.
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
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In March 2016, one of the Company's union-represented groups of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the other postretirement benefits plan, for which participants will no longer receive a benefit after the fiscal year ended March 31, 2016. This change resulted in the termination of the plan and as a result, the plan's liability was eliminated as of March 31, 2016 and the Company recognized a credit of approximately $2,297. Additionally, the agreement includes an amendment to the pension plan, under which participants will no longer continue to accrue a benefit after the fiscal year ending March 31, 2021. This change resulted in a curtailment gain of approximately $1,516 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

•
In February 2016, one of the Company's union-represented groups of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the pension plan, under which effective January 1, 2017, actively accruing participants will no longer accrue benefits once they reach 30 years of service under the plan. This change resulted in a curtailment gain of approximately $3,314 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

•
In May 2015 and February 2016 the Company offered enhanced retirement benefits to employees of one of its union-represented groups. In order to receive these enhanced benefits, eligible employees had to agree to retire within a special window period. This change resulted in a special termination charge of approximately $724 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

•
In April 2015, the Company's largest union-represented group of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the pension plan, under which participants will no longer accrue benefits after 30 years of service under the plan. This change resulted in a curtailment gain of approximately $2,863 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

•
In March 2014, the Company announced an amendment to the retirement plan of its non-represented employee participants. Effective March 1, 2015, actively accruing participants with 30 years of service will no longer continue to accrue a benefit. Those changes resulted in a decrease in the projected pension obligation of $14,355 and a related

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

curtailment gain of $8,427 and is presented on the accompanying Consolidated Statements of Operations as "Curtailments, settlements and early retirement incentives".

•
In March 2014, in connection with the Company's relocation plan, the Company has restructured the remaining workforce resulting in the termination of a number of defined benefit plan participants. The Company concluded that these terminations will result in a significant reduction in the remaining service period and recorded a curtailment loss of $8,031 and is presented on the accompanying Consolidated Statements of Operations as "Curtailment, settlements and early retirement incentives". This curtailment loss included an increase in the projected pension obligation of $6,503. Additionally, as part of the layoffs, the Company recorded an early retirement incentive severance charge of $916 and is presented on the accompanying Consolidated Statements of Operations in "Curtailments, settlements and early retirement incentives."

•
In December 2013, the Company completed an incentive offer in the form of lump-sum payments to non-represented deferred vested employees who were not of retirement age in lieu of any future benefits. In addition, cumulative lump-sum payments to union-represented plan participants for previously offered early retirement incentives exceeded the service and interest costs of the respective plan. The aforementioned changes led to a remeasurement of the affected plan's assets and obligations as of December 2013, which resulted in a $118,391 decrease in projected benefit obligation. Additionally, these distributions resulted in settlement charges of $1,561 and are presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2017:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2017 net periodic benefit costs
Prior service cost (credit)	$(1,782)	$(13,464)
Actuarial (loss) gain	$(11,985)	$6,588
Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2017	$187,571	$16,547
2018	172,446	15,973
2019	167,732	15,550
2020	165,695	14,953
2021	162,720	14,432
2022 - 2026	773,657	61,392
* Net of expected Medicare Part D subsidies of $730 to $1,220 per year.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2016 and the actual asset allocations at March 31, 2016 and 2015.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2016	2016	2015
Equity securities	40 - 50%	48%	45%
Fixed income securities	40 - 50%	48	51
Alternative investment funds	0 - 10%	4	4
Total		100%	100%
Pension plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long-term. The investment goals are to exceed the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risks and to meet future obligations.
Asset/liability studies are conducted on a regular basis to provide guidance in setting investment goals for the pension portfolio and its asset allocation. The asset allocation aims to prudently achieve a strong, risk-adjusted return while seeking to minimize funding level volatility and improve the funded status of the plans. The pension plans currently employ a liability-driven investment ("LDI") approach, where assets and liabilities move in the same direction. The goal is to limit the volatility of the funding status and cover part, but not all, of the changes in liabilities. Most of the liabilities' changes are due to interest rate movements.
To balance expected risk and return, allocation targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"). Guidelines are established defining permitted investments within each asset class. Each investment manager has contractual guidelines to ensure that investments are made within the parameters of their asset class or in the case of multi-asset class managers, the parameters of their multi-asset class strategy. Certain investments are not permitted at any time, including investment directly in employer securities and uncovered short sales.
The tables below provide the fair values of the Company's plan assets at March 31, 2016 and 2015, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 2 for definition of levels).

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,302	$3,151	$—	$27,453
Equity securities
International	162,168	—	—	162,168
U.S. equity	78,155	—	—	78,155
U.S. commingled fund	570,500	5,226	—	575,726
International commingled fund	44,613	53,167	—	97,780
Fixed income securities
Corporate bonds	—	25,121	—	25,121
Government securities	—	159,432	—	159,432
U.S. commingled fund	622,605	74,447	—	697,052
International commingled fund	9,555	8,709	—	18,264
Other fixed income	—	7,286	—	7,286
Other
Private equity and infrastructure	—	—	71,571	71,571
Insurance contracts	—	—	1,349	1,349
Other	—	1,493	—	1,493
Total investment in securities—assets	$1,511,898	$338,032	$72,920	$1,922,850
Receivables				3,249
Payables				(414)
Total plan assets				$1,925,685

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$91,499	$1,562	$—	$93,061
Equity securities
International	181,061	—	—	181,061
U.S. equity	72,911	—	—	72,911
U.S. commingled fund	619,297	—	—	619,297
International commingled fund	47,366	68,165	—	115,531
Fixed income securities
Corporate bonds	—	25,604	—	25,604
Government securities	—	182,456	—	182,456
U.S. commingled fund	676,557	90,341	—	766,898
International commingled fund	10,174	3,512	—	13,686
Other fixed income	—	8,415	—	8,415
Other
Private equity and infrastructure	—	—	79,692	79,692
Insurance contracts	—	—	920	920
Total investment in securities—assets	$1,698,865	$380,055	$80,612	$2,159,532
Receivables				2,609
Payables				(5,993)
Total plan assets				$2,156,148
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2015, Balance	Acquisitions	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2016, Balance
Private equity funds	$79,692	$—	$(15,184)	$(15,223)	$22,286	$71,571
Insurance contracts	920	—	—	—	429	1,349
Total	$80,612	$—	$(15,184)	$(15,223)	$22,715	$72,920

	March 31, 2014, Balance	Acquisitions	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2015, Balance
Private equity funds	$89,113	$—	$(20,757)	$(1,002)	$12,338	$79,692
Insurance contracts	—	920	—	—	—	920
Total	$89,113	$920	$(20,757)	$(1,002)	$12,338	$80,612
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The effect of a 25 basis-point change in discount rates as of March 31, 2016, is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(66,900)	$(3,685)
Net periodic expense		(300)	(292)
Decrease of 25 basis points
Obligation	*	$70,100	$3,837
Net periodic expense		300	303
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 20116, the expected long-term rate of return on assets was 6.50 - 8.25%. For fiscal 2017, the expected long-term rate of return is 6.50 - 8.00%.
A significant factor used in estimating future per capita cost of covered health care benefits for our retirees and us is the health care cost trend rate assumption. The rate used at March 31, 2016, was 6.60% and is assumed to decrease gradually to 4.50% by fiscal 2027 and remain at that level thereafter. The effect of a one-percentage-point change in the healthcare cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$515	$(439)
Obligation	7,698	(6,943)
Anticipated Contributions to Defined Benefit Plans
Assuming a normal retirement age of 65, the Company expects to contribute $40,000 to its defined benefit pension plans and $16,500 to its OPEB during fiscal 2017. No plan assets are expected to be returned to the Company in fiscal 2017.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair value at the time of the grant. Employee options and non-employee director options are fully vested as of March 31, 2016. There were no employee or non-employee director options granted during fiscal years ended March 31, 2016, 2015 and 2014.
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
The Company recognized $2,657, $1,272 and $4,653 of share-based compensation expense during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2016, 2015 and 2014, was $930, $445 and $1,629, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2016, was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	3,936	$15.37
Exercised	—	—
Forfeited	(3,936)	15.37
Outstanding at March 31, 2016	—	$—	0	$—
During the fiscal year ended March 31, 2016, the balance of outstanding stock options expired. The intrinsic value of stock options exercised during the fiscal years ended March 31, 2015 and 2014, was $2,234 and $1,043, respectively.
At March 31, 2016 and 2015, 5,006,109 shares and 5,070,409 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares of restricted stock and deferred stock units as of March 31, 2016, and changes during the fiscal year ended March 31, 2016, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted stock and deferred stock units at March 31, 2015	175,382	$61.79
Granted	66,800	63.68
Vested	(55,289)	71.39
Forfeited	(17,002)	76.99
Nonvested restricted stock and deferred stock units at March 31, 2016	169,891	$57.88
The fair value of restricted stock which vested during fiscal 2016 was $3,297. The tax benefit from vested restricted stock was $96, $673 and $2,726 during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2016, 2015 and 2014, was $63.68, $64.44 and $79.80, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $2,590, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.
During the fiscal years ended March 31, 2016, 2015 and 2014, 15,200, 8,800 and 7,875 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a three or four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

17.	COMMITMENTS AND CONTINGENCIES
Real Estate Lease Litigation over Claims of American Brownfield MCIC, LLC
As previously disclosed, on June 13, 2013, American Brownfield MCIC, LLC (“American Brownfield”) filed suit (the “Lawsuit”) in the 298th Judicial District Court of Dallas County, Texas against Triumph Aerostructures, LLC (“Triumph Aerostructures”), a wholly-owned subsidiary of the Company, for amounts allegedly owed pursuant to a lease dated October 24, 2007, covering the use and occupancy of approximately 314 acres of land and improvements in Dallas, Texas, previously known as the Naval Weapons Industrial Reserve Plant (the “Jefferson Street Facility”). Triumph Aerostructures, the Company, and American Brownfield agreed to a mediated settlement of the Lawsuit, effective November 18, 2015. Under the terms of the settlement, American Brownfield was paid $5,000 on November 23, 2015, which is included in Legal settlement charge (gain), net, on the Consolidated Statements of Operations and is entitled to a second payment of $5,500 on or before May 20, 2016. The Lawsuit has been administratively closed, and will be dismissed with prejudice upon receipt by American Brownfield of the second payment. Also as part of the settlement, the Company has leased 272,683 square feet of space at the Jefferson Street Facility for a 15 year term beginning December 1, 2015, for annual base rent of $1,250.
Trade Secret Litigation over Claims of Eaton Corporation
On June 18, 2014, the Company announced it had settled all pending litigation involving the Company, its subsidiary, the employees and Eaton Corporation and several of its subsidiaries ("Eaton"). As it pertained to the lawsuit by Eaton claiming alleged misappropriation of trade secrets and intellectual property allegedly belonging to Eaton relating to the design and manufacture of hydraulic pumps and motors used in military and commercial aviation. As part of the settlement, Eaton agreed to pay the Company $135,300 in cash. During the fiscal year ended March 31, 2015, the Company received payment representing a gain on legal settlement, net of expense, of $134,693, which is included on the Consolidated Statements of Operations.
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
The Company's risk related to pension projected obligations as of March 31, 2016, is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets, including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's potential risk related to OPEB projected obligations as of March 31, 2016, is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2017 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.
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

18.	RESTRUCTURING COSTS
Fiscal 2016 Restructuring
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150,000 to $160,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the fiscal year ended March 31, 2016, the Company recorded charges of $80,956 related to this program including, accelerated depreciation of $22,392 and severance of $16,300.
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the 2016 Restructuring Plan:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$26,000
Facility closure and other exit costs (1)	40,000
Contract termination costs	25,000
Accelerated depreciation charges (2)	34,000
Other (3)	30,000
$155,000
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Accelerated depreciation charges are recorded as part of Depreciation and amortization on the Consolidated Statement of Operations.
(3) Consists of other costs directly related to the plan, including project management, legal and regulatory costs.
The restructuring charges recognized for the fiscal year ended March 31, 2016, by type and by segment consisted of the following:

	Aerostructures	Aerospace Systems	Aftermarket Services	Corporate	Total
Termination benefits	$11,379	$463	$397	$4,061	$16,300
Facility closure and other exit costs	14,295	—	—	—	14,295
Other	—	—	—	5,587	5,587
Total Restructuring	25,674	463	397	9,648	36,182
Depreciation and Amortization	8,861	3,368	145	—	12,374
Included in Cost of sales
Contract termination costs	12,100	—	—	—	12,100
Accelerated depreciation	10,018	—	—	—	10,018
Other	6,032	4,250	—	—	10,282
Total	$62,685	$8,081	$542	$9,648	$80,956
Termination benefits include employee retention, severance and benefit payments for terminated employees. Facility closure costs include general operating costs incurred subsequent to production shutdown as well as equipment relocation and other associated costs. Contract termination costs include costs associated with terminating existing leases and supplier agreements. Other costs include legal, outplacement and employee relocation costs and other employee-related costs.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Relocation to Red Oak
During the fiscal year ended March 31, 2013, the Company committed to relocate the operations of its largest facility in Dallas, Texas and to expand its Red Oak, Texas ("Red Oak") facility to accommodate this relocation. The Company incurred approximately $86,640 in capital expenditures during the fiscal years ended March 31, 2014, associated with this plan. The Company incurred $3,193 and $31,290 of moving expenses related to the relocation during the fiscal year ended March 31, 2015 and 2014, shown separately on the Consolidated Statements of Operations. The relocation was substantially completed during the fiscal year ended March 31, 2014.

19.	CUSTOMER CONCENTRATION
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 18% and 13% of total accounts receivable as of March 31, 2016 and 2015, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 6% and 16% of total accounts receivable as of March 31, 2016 and 2015, respectively. The Company had no other significant concentrations of credit risk.
Sales to Boeing for fiscal 2016 were $1,472,641, or 38% of net sales, of which $1,237,523, $200,020 and $35,098 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2015 were $1,634,367, or 42% of net sales, of which $1,441,892, $161,196 and $31,279 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Boeing for fiscal 2014 were $1,689,635, or 45% of net sales, of which $1,576,113, $87,374 and $26,148 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively.
Sales to Gulfstream for fiscal 2016 were $476,327, or 12% of net sales, of which $472,627, $3,492 and $208 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Gulfstream for fiscal 2015 were $338,719, or 9% of net sales, of which $334,948, $3,745 and $26 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively. Sales to Gulfstream for fiscal 2014 were $290,028, or 8% of net sales, of which $285,252, $4,279 and $497 were from the Aerostructures segment, the Aerospace Systems segment and the Aftermarket Services segment, respectively.
No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing and/or Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
The Company currently generates a majority of its revenue from clients in the commercial aerospace industry, the business jet industry and the military. The Company's growth and financial results are largely dependent on continued demand for its products and services from clients in these industries. If any of these industries experiences a downturn, clients in these sectors may conduct less business with the Company.

20.	COLLECTIVE BARGAINING AGREEMENTS
Approximately 13% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2016, approximately 31% of the Company's collectively bargained workforce are working under contracts that have expired or are set to expire within one year.
The collective bargaining agreement with our union employees with International Association of Machinists and Aerospace Workers ("IAM") District 751 at our Spokane, Washington facility has expired. As of May 11, 2016, the workforce in Spokane of approximately 400 employees has elected to strike. While we are currently in negotiations with the workforce, we have implemented plans to continue production in Spokane with support from other locations.

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including restructuring of $10,347 for the fiscal year ended March 31, 2016.
Effective April 2016, the Company announced that it is realigning into four business units to better meet the evolving needs of its customers. The new structure better supports our go-to-market strategies and will allow us to more effectively satisfy the needs of our customers while continuing to deliver on our commitments, accelerate organic growth and drive predictable profitability.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income before interest is as follows:

	Year Ended March 31,
	2016	2015	2014
Net sales:
Aerostructures	$2,427,809	$2,510,371	$2,622,917
Aerospace systems	1,166,795	1,089,117	871,750
Aftermarket services	311,394	304,013	287,343
Elimination of inter-segment sales	(19,926)	(14,779)	(18,756)
	$3,886,072	$3,888,722	$3,763,254
(Loss) income before income taxes:
Operating (loss) income:
Aerostructures	$(1,274,777)	$120,985	$248,637
Aerospace systems	216,520	184,042	149,721
Aftermarket services	24,977	47,931	42,265
Corporate	(57,826)	81,715	(40,619)
	(1,091,106)	434,673	400,004
Interest expense and other	68,041	85,379	87,771
	$(1,159,147)	$349,294	$312,233
Depreciation and amortization:
Aerostructures	$114,986	$102,296	$116,514
Aerospace systems	50,118	45,200	37,453
Aftermarket services	11,009	8,559	7,529
Corporate	1,642	2,268	2,781
	$177,755	$158,323	$164,277

Impairment charge of intangible assets:
Aerostructures	$873,961	$—	$—
Aerospace systems	400	—	—
	$874,361	$—	$—

Amortization of acquired contract liabilities, net:
Aerostructures	$90,778	$38,719	$25,207
Aerospace systems	41,585	37,014	17,422
	$132,363	$75,733	$42,629
Adjusted EBITDA:
Aerostructures	$(364,538)	$184,562	$339,944
Aerospace systems	216,959	192,228	169,752
Aftermarket services	37,886	56,490	49,794
Corporate	(57,428)	(50,710)	(36,672)
	$(167,121)	$382,570	$522,818

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Capital expenditures:
Aerostructures	$45,478	$72,681	$168,715
Aerospace systems	30,883	30,531	21,935
Aftermarket services	2,700	5,645	13,940
Corporate	986	1,147	1,824
	$80,047	$110,004	$206,414

	March 31,
	2016	2015
Total Assets:
Aerostructures	$3,023,892	$4,097,397
Aerospace systems	1,437,977	1,460,142
Aftermarket services	350,674	375,752
Corporate	22,550	23,034
	$4,835,093	$5,956,325
During fiscal years ended March 31, 2016, 2015 and 2014, the Company had foreign sales of $797,976, $753,075 and $621,625, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2016 and 2015, the Company had foreign long-lived assets of $346,924 and $366,846, respectively.

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholder's equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2016 and 2015, statements of operations and comprehensive income for the fiscal years ended March 31, 2016, 2015 and 2014, and statements of cash flows for the fiscal years ended March 31, 2016, 2015 and 2014.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,544	$201	$19,239	$—	$20,984
Trade and other receivables, net	2,057	127,968	314,183	—	444,208
Inventories	—	1,091,824	92,414	—	1,184,238
Rotable assets	—	35,451	16,501	—	51,952
Prepaid expenses and other	6,524	26,433	8,302	—	41,259
Total current assets	10,125	1,281,877	450,639	—	1,742,641
Property and equipment, net	7,324	746,455	135,955	—	889,734
Goodwill and other intangible assets, net	—	1,898,401	195,465	—	2,093,866
Other, net	11,878	76,262	20,712	—	108,852
Intercompany investments and advances	2,301,054	81,540	82,930	(2,465,524)	—
Total assets	$2,330,381	$4,084,535	$885,701	$(2,465,524)	$4,835,093
Current liabilities:
Current portion of long-term debt	$28,473	$13,968	$—	$—	$42,441
Accounts payable	11,154	346,602	52,469	—	410,225
Accrued expenses	44,856	599,921	38,431	—	683,208
Total current liabilities	84,483	960,491	90,900	—	1,135,874
Long-term debt, less current portion	1,120,570	63,009	191,300	—	1,374,879
Intercompany debt	171,480	1,972,729	330,176	(2,474,385)	—
Accrued pension and other postretirement benefits, noncurrent	7,315	654,201	3,148	—	664,664
Deferred income taxes and other	11,589	658,873	54,270	—	724,732
Total stockholders' equity	934,944	(224,768)	215,907	8,861	934,944
Total liabilities and stockholders' equity	$2,330,381	$4,084,535	$885,701	$(2,465,524)	$4,835,093

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$620	$419	$31,578	$—	$32,617
Trade and other receivables, net	3,578	180,874	337,149	—	521,601
Inventories	—	1,200,941	79,333	—	1,280,274
Rotable assets	—	35,248	13,572	—	48,820
Prepaid and other	6,509	10,549	6,011	—	23,069
Total current assets	10,707	1,428,031	467,643	—	1,906,381
Property and equipment, net	8,209	807,070	135,455	—	950,734
Goodwill and other intangible assets, net	—	2,786,400	204,811	—	2,991,211
Other, net	13,805	80,806	13,388	—	107,999
Intercompany investments and advances	4,062,058	81,540	63,897	(4,207,495)	—
Total assets	$4,094,779	$5,183,847	$885,194	$(4,207,495)	$5,956,325
Current liabilities:
Current portion of long-term debt	$19,024	$23,231	$—	$—	$42,255
Accounts payable	8,919	382,143	38,072	—	429,134
Accrued expenses	38,275	326,694	46,879	—	411,848
Total current liabilities	66,218	732,068	84,951	—	883,237
Long-term debt, less current portion	1,155,299	71,046	100,000	—	1,326,345
Intercompany debt	719,525	1,769,564	407,722	(2,896,811)	—
Accrued pension and other postretirement benefits, noncurrent	7,517	527,741	3,123	—	538,381
Deferred income taxes and other	10,435	998,841	63,302	—	1,072,578
Total stockholders' equity	2,135,785	1,084,587	226,096	(1,310,684)	2,135,784
Total liabilities and stockholders' equity	$4,094,779	$5,183,847	$885,194	$(4,207,495)	$5,956,325

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,577,733	$369,954	$(61,615)	$3,886,072
Operating costs and expenses:
Cost of sales	—	3,343,038	315,876	(61,615)	3,597,299
Selling, general and administrative	43,969	206,815	36,565	—	287,349
Depreciation and amortization	1,642	154,740	21,373	—	177,755
Impairment of intangible assets	—	874,361	—	—	874,361
Restructuring	10,347	25,835	—	—	36,182
Curtailments, settlements and early retirement incentives	(1,244)	—	—	—	(1,244)
Legal settlement charge, net	—	5,476	—	—	5,476
	54,714	4,610,265	373,814	(61,615)	4,977,178
Operating loss	(54,714)	(1,032,532)	(3,860)	—	(1,091,106)
Intercompany interest and charges	(206,998)	194,188	12,810	—	—
Interest expense and other	60,950	10,239	(3,148)	—	68,041
Income (loss) from continuing operations, before income taxes	91,334	(1,236,959)	(13,522)	—	(1,159,147)
Income tax expense (income)	17,161	(132,648)	4,300	—	(111,187)
Net income (loss)	74,173	(1,104,311)	(17,822)	—	(1,047,960)
Other comprehensive (loss) income	(163)	(136,024)	(12,065)	—	(148,252)
Total comprehensive income (loss)	$74,010	$(1,240,335)	$(29,887)	$—	$(1,196,212)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,592,062	$320,907	$(24,247)	$3,888,722
Operating costs and expenses:
Cost of sales	—	2,900,408	265,292	(24,247)	3,141,453
Selling, general and administrative	50,562	199,569	35,642	—	285,773
Depreciation and amortization	2,269	141,561	14,493	—	158,323
Restructuring charge	—	3,193	—	—	3,193
Legal settlement gain, net	(134,693)	—	—	—	(134,693)
	(81,862)	3,244,731	315,427	(24,247)	3,454,049
Operating (loss) income	81,862	347,331	5,480	—	434,673
Intercompany interest and charges	(205,075)	196,394	8,681	—	—
Interest expense and other	85,555	10,438	(10,614)	—	85,379
Income from continuing operations, before income taxes	201,382	140,499	7,413	—	349,294
Income tax expense (benefit)	58,049	54,359	(1,811)	—	110,597
Net income	143,333	86,140	9,224	—	238,697
Other comprehensive (loss)	(4,253)	(128,800)	(46,949)	—	(180,002)
Total comprehensive income (loss)	$139,080	$(42,660)	$(37,725)	$—	$58,695

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,569,094	$197,987	$(3,827)	$3,763,254
Operating costs and expenses:
Cost of sales	—	2,760,627	155,002	(3,827)	2,911,802
Selling, general and administrative	36,670	192,422	25,623	—	254,715
Depreciation and amortization	2,782	152,593	8,902	—	164,277
Restructuring charge	—	31,290	—	—	31,290
Curtailments, settlements and early retirement incentives	1,166	—	—	—	1,166
	40,618	3,136,932	189,527	(3,827)	3,363,250
Operating (loss) income	(40,618)	432,162	8,460	—	400,004
Intercompany interest and charges	(215,079)	207,397	7,682	—	—
Interest expense and other	86,094	6,103	(4,426)	—	87,771
Income from continuing operations, before income taxes	88,367	218,662	5,204	—	312,233
Income tax expense	20,478	85,061	438	—	105,977
Net income	67,889	133,601	4,766	—	206,256
Other comprehensive income (loss)	1,481	43,898	(3,315)	—	42,064
Total comprehensive income	$69,370	$177,499	$1,451	$—	$248,320

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$74,173	$(1,104,311)	$(17,822)	$—	$(1,047,960)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(106,837)	1,207,850	24,629	6,181	1,131,823
Net cash (used in) provided by operating activities	(32,664)	103,539	6,807	6,181	83,863
Capital expenditures	(986)	(57,503)	(21,558)	—	(80,047)
Proceeds from sale of assets and businesses	—	5,877	192	—	6,069
Cash used for businesses and intangible assets acquired	—	(48,051)	(6,000)	—	(54,051)
Net cash used in investing activities	(986)	(99,677)	(27,366)	—	(128,029)
Net increase in revolving credit facility	(8,256)	—	—	—	(8,256)
Proceeds on issuance of debt	—	6,497	128,300	—	134,797
Retirements and repayments of debt	(19,024)	(24,893)	(37,000)	—	(80,917)
Payments of deferred financing costs	(185)	—	—	—	(185)
Dividends paid	(7,889)	—	—	—	(7,889)
Repayment of governmental grant	—	(5,000)	—	—	(5,000)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	70,024	19,316	(83,159)	(6,181)	—
Net cash provided by (used in) financing activities	34,574	(4,080)	8,141	(6,181)	32,454
Effect of exchange rate changes on cash and cash equivalents	—	—	79	—	79
Net change in cash and cash equivalents	924	(218)	(12,339)	—	(11,633)
Cash and cash equivalents at beginning of year	620	419	31,578	—	32,617
Cash and cash equivalents at end of year	$1,544	$201	$19,239	$—	$20,984

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$143,333	$86,140	$9,224	$—	$238,697
Adjustments to reconcile net income to net cash (used by)provided by operating activities	(154,295)	397,607	(25,590)	10,913	228,635
Net cash (used in) provided by operating activities	(10,962)	483,747	(16,366)	10,913	467,332
Capital expenditures	(905)	(92,686)	(16,413)	—	(110,004)
Reimbursements of capital expenditures	—	653	—	—	653
Proceeds from sale of assets and businesses	—	3,092	75	—	3,167
Cash used for businesses and intangible assets acquired	—	112,110	(73,829)	—	38,281
Net cash (used in) provided by investing activities	(905)	23,169	(90,167)	—	(67,903)
Net increase in revolving credit facility	(46,150)	—	—	—	(46,150)
Proceeds on issuance of debt	300,000	37,660	171,300	—	508,960
Retirements and repayments of debt	(401,232)	(20,928)	(233,700)	—	(655,860)
Purchase of common stock	(184,380)	—	—	—	(184,380)
Payments of deferred financing costs	(6,487)	—	—	—	(6,487)
Dividends paid	(8,100)	—	—	—	(8,100)
Repayment of governmental grant	—	(3,198)	—	—	(3,198)
Repurchase of restricted shares for minimum tax obligation	(673)	—	—	—	(673)
Proceeds from exercise of stock options, including excess tax benefit	720	—	—	—	720
Intercompany financing and advances	355,969	(521,180)	176,124	(10,913)	—
Net cash provided by (used in) financing activities	9,667	(507,646)	113,724	(10,913)	(395,168)
Effect of exchange rate changes on cash and cash equivalents	—	—	(642)	—	(642)
Net change in cash and cash equivalents	(2,200)	(730)	6,549	—	3,619
Cash and cash equivalents at beginning of year	2,820	1,149	25,029	—	28,998
Cash and cash equivalents at end of year	$620	$419	$31,578	$—	$32,617

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$67,889	$133,601	$4,766	$—	$206,256
Adjustments to reconcile net income to net cash provided by operating activities	108,816	(170,631)	(3,502)	(5,802)	(71,119)
Net cash provided by (used in) operating activities	176,705	(37,030)	1,264	(5,802)	135,137
Capital expenditures	(2,381)	(185,794)	(18,239)	—	(206,414)
Reimbursements of capital expenditures	—	9,086	—	—	9,086
Proceeds from sale of assets and businesses	—	45,038	9	—	45,047
Cash used for businesses and intangible assets acquired	—	(6,505)	(87,951)	—	(94,456)
Net cash used in investing activities	(2,381)	(138,175)	(106,181)	—	(246,737)
Net increase in revolving credit facility	98,557	—	—	—	98,557
Proceeds on issuance of debt	375,000	30,503	45,500	—	451,003
Retirements and repayments of debt	(271,812)	(27,218)	(117,615)	—	(416,645)
Purchase of common stock	(19,134)	—	—	—	(19,134)
Payments of deferred financing costs	(3,297)	—	—	—	(3,297)
Dividends paid	(8,344)	—	—	—	(8,344)
Proceeds from governmental grant	—	3,456	—	—	3,456
Repurchase of restricted shares for minimum tax obligation	(2,726)	—	—	—	(2,726)
Proceeds from exercise of stock options, including excess tax benefit	329	—	—	—	329
Intercompany financing and advances	(343,187)	168,076	169,309	5,802	—
Net cash (used in) provided by financing activities	(174,614)	174,817	97,194	5,802	103,199
Effect of exchange rate changes on cash and cash equivalents	—	—	5,362	—	5,362
Net change in cash and cash equivalents	(290)	(388)	(2,361)	—	(3,039)
Cash and cash equivalents at beginning of year	3,110	1,537	27,390	—	32,037
Cash and cash equivalents at end of year	$2,820	$1,149	$25,029	$—	$28,998

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2016				Fiscal 2015
	June 30	Sept. 30	Dec. 31 (7)	Mar. 31 (8)	June 30 (3) (4)	Sept. 30	Dec. 31 (5) (6)	Mar. 31
BUSINESS SEGMENT SALES
Aerostructures	$611,838	$604,874	$553,627	$657,470	$612,160	$632,510	$560,346	$705,355
Aerospace Systems	277,647	280,155	288,288	320,705	219,852	288,902	279,198	301,165
Aftermarket Services	74,745	73,777	78,127	84,745	67,608	74,343	80,690	81,372
Inter-segment Elimination	(4,592)	(4,032)	(6,176)	(5,126)	(2,715)	(1,632)	(2,817)	(7,615)
TOTAL SALES	$959,638	$954,774	$913,866	$1,057,794	$896,905	$994,123	$917,417	$1,080,277
GROSS PROFIT (1)	$201,732	$197,742	$195,405	$(420,767)	$188,112	$197,566	$24,068	$237,071
OPERATING INCOME
Aerostructures	$66,007	$67,099	$(187,265)	$(1,220,618)	$68,819	$70,008	$(104,231)	$86,389
Aerospace Systems	51,253	46,140	52,754	66,373	37,352	46,214	41,863	58,613
Aftermarket Services	9,987	9,125	12,402	(6,537)	10,504	11,620	12,490	13,317
Corporate	(19,381)	(12,317)	(4,141)	(21,987)	123,849	(13,144)	(11,388)	(17,602)
TOTAL OPERATING INCOME	$107,866	$110,047	$(126,250)	$(1,182,769)	$240,524	$114,698	(61,266)	$140,717

NET INCOME	$62,732	$61,612	$(88,649)	$(1,083,655)	$128,243	$67,446	(39,832)	$82,840

Basic Earnings (Loss) per share	$1.28	$1.25	$(1.80)	$(22.01)	$2.48	$1.32	$(0.79)	$1.66

Diluted Earnings (Loss) per share (2)	$1.27	$1.25	$(1.80)	$(22.01)	$2.46	$1.32	$(0.79)	$1.66

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(3)	Includes the results of GE from June 27, 2014 (date of acquisition) through March 31, 2015.

(4)	Includes the Gain on Legal Settlement, net ($134,693).

(5)	Includes the results of NAAS from October 17, 2014 (date of acquisition) through March 31, 2015.

(6)
Includes the results of Tulsa Programs from December 30, 2014 (date of acquisition) through March 31, 2015, and a provision for forward losses of approximately $151,992 associated with our long-term contract on the 747-8 program.

(7)	Includes the results of Fairchild from October 21, 2015 (date of acquisition) through March 31, 2016 and impairment of intangible assets of $229,200.

(8)	Includes impairment of intangible assets of $645,161, forward losses on the Bombardier and 747-8 programs of $561,158 and restructuring of $80,956.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2016:
Allowance for doubtful accounts receivable	$6,475	2,028	(47)	(1,964)	$6,492
For year ended March 31, 2015:
Allowance for doubtful accounts receivable	$6,535	171	85	(316)	$6,475
For year ended March 31, 2014:
Allowance for doubtful accounts receivable	$5,372	2,191	6	(1,034)	$6,535

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2016.
Management's assessment of and conclusion on the effectiveness of Triumph's internal control over financial reporting did not include the internal controls of Triumph Thermal Systems - Maryland, which was acquired in the fiscal year ended March 31, 2016. The acquisition, which is more fully discussed in Note 3 to the consolidated financial statements for fiscal 2016, is included in the fiscal 2016 consolidated financial statements of Triumph Group, Inc. and represented total assets of approximately $61 million or 1% at March 31, 2016, and revenues of approximately $18 million or 0.5% for the year ended March 31, 2016. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.
Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited Triumph's effectiveness of Triumph's internal control over financial reporting. This report appears on the following page.

/s/ Daniel J. Crowley
Daniel J. Crowley President, Chief Executive Officer and Director
/s/ Jeffrey L. McRae
Jeffrey L. McRae Senior Vice President and Chief Financial Officer
/s/ Thomas A. Quigley, III
Thomas A. Quigley, III Vice President and Controller
May 27, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triumph Group, Inc.
We have audited Triumph Group, Inc.'s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). Triumph Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triumph Thermal Systems - Maryland, which is included in the fiscal year 2016 consolidated financial statements of Triumph Group, Inc. and constituted $61 million and $0.1 million of total and net assets, respectively, as of March 31, 2016, and $18 million and $0.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Triumph Group, Inc. also did not include an evaluation of the internal control over financial reporting of Triumph Thermal Systems - Maryland.
In our opinion, Triumph Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triumph Group, Inc., as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016, of Triumph Group, Inc. and our report dated May 27, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 27, 2016

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2016 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2016 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2016 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2016 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2016 Proxy Statement.

Item 11.	Executive Compensation
The information required regarding executive compensation is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	107

All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
(3) The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 23, 2010, by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative	8-K	001-12235	2.1	March 23, 2010
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.2	Amended and Restated By-Laws of Triumph Group, Inc.	8-K/A	001-12235	3.2	August 2, 2012
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.	S-1	333-10777	4	August 23, 1996
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026	8-K	001-12235	4.1	September 22, 2006
4.2.1	Form of the 2.625% Convertible Senior Subordinated Note Due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	September 22, 2006
4.3	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC	8-K	001-12235	4.3	September 22, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.4	Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.	8-K	001-12235	4.1	November 19, 2009
4.4.1	Form of 8% Senior Subordinated Notes due 2017 (included as Exhibit A to Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	November 19, 2009
4.5	Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.	8-K	001-12235	4.3	November 19, 2009
4.6	Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018	8-K	001-12235	4.1	June 22, 2010
4.7	Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., the Guarantors party thereto and the other parties thereto	8-K	001-12235	4.3	June 22, 2010
4.8	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.8.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.9	Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein	8-K	001-12235	4.3	March 1, 2013
4.10	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.10.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014
4.11	Registration Rights Agreement, dated June 3, 2014, between Triumph Group, Inc. and parties named therein	8-K	001-12235	4.3	June 5, 2014
4.12
Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021

		#	#	#	#
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	10-K	001-12235	10.6	May 30, 2013
10.5	Description of the Triumph Group, Inc. Annual Cash Bonus Plan*	8-K	001-12235	10.1	July 31, 2007
10.6	Change of Control Employment Agreements with: Richard C. Ill and John B. Wright, II.	8-K	001-12235	10.1 and 10.3	March 13, 2008
10.7	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.8
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C
		8-K	001-12235	10.1	March 23, 2010
10.9	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.10	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.11	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.12	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.13	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.14
Form of Third Amended and Restated Credit Agreement, dated as of November 19, 2013, by and among Triumph Group, Inc., and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, LLC, RBC Capital Markets, RBS Citizens, N.A., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank N.A., Royal Bank of Canada, Citizens Bank of Pennsylvania, and Santander Bank, N.A., as Syndication Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents
		8-K	001-12235	10.1	November 25, 2013
10.15	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.16	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan*	10-K	001-12235	10.23	May 19, 2014
10.17	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.18	Form of letter regarding grant of award under the Triumph Group, Inc. Executive Incentive Plan*	10-K	001-12235	10.25	May 19, 2014
10.19	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.20	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.21	Separation letter agreement between Triumph Group, Inc. and Jeffry D. Frisby, dated April 7, 2015*	8-K	001-12235	10.1	April 8, 2015
10.22	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015*	8-K	001-12235	10.1	May 7, 2015
10.23	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan*	10-Q	001-12235	10.1	August 4, 2015
10.24	Consulting Agreement between Triumph Group, Inc. and Richard C. Ill, dated as of January 4, 2016*	8-K	001-12235	10.1	January 7, 2016
10.25	Employment agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.26	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
32.2	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
101
The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and 2015; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.
		#	#	#	#
________________________________
In accordance with Item 601(b)(4)(iii)(A) of Regulations S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request

*	Indicates management contract or compensatory plan or arrangement

#	Filed herewith

##	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.
/s/ Daniel J. Crowley
Dated:	May 27, 2016	By:	Daniel J. Crowley President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2016
Daniel J. Crowley
/s/ Jeffrey L. McRae	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 27, 2016
Jeffrey L. McRae
/s/ Thomas A. Quigley III	Vice President and Controller (Principal Accounting Officer)	May 27, 2016
Thomas A. Quigley III
/s/ Ralph E. Eberhart	Chairman and Director	May 27, 2016
Ralph E. Eberhart
/s/ Paul Bourgon	Director	May 27, 2016
Paul Bourgon
/s/ John G. Drosdick	Director	May 27, 2016
John G. Drosdick
/s/ Richard C. Gozon	Director	May 27, 2016
Richard C. Gozon
/s/ Dawne S. Hickton	Director	May 27, 2016
Dawne S. Hickton
/s/ Richard C. Ill	Director	May 27, 2016
Richard C. Ill
/s/ William L. Mansfield	Director	May 27, 2016
William L. Mansfield
/s/ Adam J. Palmer	Director	May 27, 2016
Adam J. Palmer
/s/ Joseph M. Silvestri	Director	May 27, 2016
Joseph M. Silvestri
/s/ George Simpson	Director	May 27, 2016
George Simpson

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 23, 2010, by and among Triumph Group, Inc., Vought Aircraft Industries, Inc., Spitfire Merger Corporation and TC Group, L.L.C., as the Holder Representative	8-K	001-12235	2.1	March 23, 2010
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.2	Amended and Restated By-Laws of Triumph Group, Inc.	8-K/A	001-12235	3.2	August 2, 2012
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.	S-1	333-10777	4	August 23, 1996
4.2	Indenture, dated as of September 18, 2006, between Triumph Group, Inc. and The Bank of New York Trust Company, N.A. relating to the 2.625% Convertible Senior Subordinated Notes Due 2026	8-K	001-12235	4.1	September 22, 2006
4.2.1	Form of the 2.625% Convertible Senior Subordinated Note Due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	September 22, 2006
4.3	Registration Rights Agreement, dated as of September 18, 2006, between Triumph Group, Inc. and Banc of America Securities LLC	8-K	001-12235	4.3	September 22, 2006
4.4	Indenture, dated as of November 16, 2009, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8% Senior Subordinated Notes due 2017.	8-K	001-12235	4.1	November 19, 2009
4.4.1	Form of 8% Senior Subordinated Notes due 2017 (included as Exhibit A to Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	November 19, 2009
4.5	Registration Rights Agreement, dated November 16, 2009, by and among Triumph Group, Inc., the Guarantors party thereto, and the other parties thereto.	8-K	001-12235	4.3	November 19, 2009
4.6	Indenture, dated as of June 16, 2010, between Triumph Group, Inc. and U.S. Bank National Association, as trustee, relating to the 8.625% Senior Subordinated Notes Due 2018	8-K	001-12235	4.1	June 22, 2010
4.7	Registration Rights Agreement, dated as of June 16, 2010, by and among Triumph Group, Inc., the Guarantors party thereto and the other parties thereto	8-K	001-12235	4.3	June 22, 2010
4.8	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.8.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.9	Registration Rights Agreement, dated February 26, 2013 between Triumph Group, Inc. and the parties named therein	8-K	001-12235	4.3	March 1, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.10	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.10.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014
4.11	Registration Rights Agreement, dated June 3, 2014, between Triumph Group, Inc. and parties named therein	8-K	001-12235	4.3	June 5, 2014
4.12
Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021

		#	#	#	#
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	10-K	001-12235	10.6	May 30, 2013
10.5	Description of the Triumph Group, Inc. Annual Cash Bonus Plan*	8-K	001-12235	10.1	July 31, 2007
10.6	Change of Control Employment Agreements with: Richard C. Ill and John B. Wright, II.	8-K	001-12235	10.1 and 10.3	March 13, 2008
10.7	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.8
Stockholders Agreement, dated as of March 23, 2010, among Triumph Group, Inc., Carlyle Partners III, L.P., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-Aerostructures Partners, L.P., CHYP Holdings, L.L.C., Carlyle-Aerostructures Partners II, L.P., CP III Coinvestment, L.P., C/S International Partners, Carlyle-Aerostructures International Partners, L.P., Carlyle-Contour Partners, L.P., Carlyle SBC Partners II, L.P., Carlyle International Partners III, L.P., Carlyle-Aerostructures Management, L.P., Carlyle-Contour International Partners, L.P., Carlyle Investment Group, L.P. and TC Group, L.L.C
		8-K	001-12235	10.1	March 23, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.9	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.10	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010*	10-Q	001-12235	10.1	November 5, 2010
10.11	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.12	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.13	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association *	8-K	001-12235	10.1	March 1, 2013
10.14
Form of Third Amended and Restated Credit Agreement, dated as of November 19, 2013, by and among Triumph Group, Inc., and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, LLC, RBC Capital Markets, RBS Citizens, N.A., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank N.A., Royal Bank of Canada, Citizens Bank of Pennsylvania, and Santander Bank, N.A., as Syndication Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, TD Bank, N.A., and Manufacturers and Traders Trust Company, as Documentation Agents
		8-K	001-12235	10.1	November 25, 2013
10.15	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.16	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan*	10-K	001-12235	10.23	May 19, 2014
10.17	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.18	Form of letter regarding grant of award under the Triumph Group, Inc. Executive Incentive Plan*	10-K	001-12235	10.25	May 19, 2014
10.19	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.20	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.21	Separation letter agreement between Triumph Group, Inc. and Jeffry D. Frisby, dated April 7, 2015*	8-K	001-12235	10.1	April 8, 2015
10.22	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015*	8-K	001-12235	10.1	May 7, 2015
10.23	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan*	10-Q	001-12235	10.1	August 4, 2015
10.24	Consulting Agreement between Triumph Group, Inc. and Richard C. Ill, dated as of January 4, 2016*	8-K	001-12235	10.1	January 7, 2016
10.25	Employment agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.26	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
32.2	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
101
The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and 2015; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.
		#	#	#	#

________________________________

In accordance with Item 601(b)(4)(iii)(A) of Regulations S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request

*	Indicates management contract or compensatory plan or arrangement

#	Filed herewith

##	Furnished herewith