Form 10-Q
period 2016-06-30
TRIUMPH GROUP INC
filed 2016-08-03
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Common Stock, par value $0.001 per share, 49,529,579 shares outstanding as of August 1, 2016.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,299	$20,984
Trade and other receivables, less allowance for doubtful accounts of $6,727 and $6,492	388,119	444,208
Inventories, net of unliquidated progress payments of $99,403 and $123,155	1,355,154	1,236,190
Prepaid and other current assets	25,640	41,259
Total current assets	1,800,212	1,742,641
Property and equipment, net	867,729	889,734
Goodwill	1,435,653	1,444,254
Intangible assets, net	634,690	649,612
Other, net	108,123	108,852
Total assets	$4,846,407	$4,835,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47,087	$42,441
Accounts payable	431,063	410,225
Accrued expenses	606,368	683,208
Total current liabilities	1,084,518	1,135,874
Long-term debt, less current portion	1,492,325	1,374,879
Accrued pension and other postretirement benefits	642,454	664,664
Deferred income taxes	68,540	62,453
Other noncurrent liabilities	620,636	662,279
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,516,612 and 49,328,999 shares outstanding	51	51
Capital in excess of par value	841,181	851,102
Treasury stock, at cost, 2,944,308 and 3,131,921 shares	(187,322)	(199,415)
Accumulated other comprehensive loss	(364,097)	(347,162)
Retained earnings	648,121	630,368
Total stockholders’ equity	937,934	934,944
Total liabilities and stockholders’ equity	$4,846,407	$4,835,093

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2016	2015

Net sales	$893,253	$959,638
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	726,388	732,094
Selling, general and administrative	68,026	73,281
Depreciation and amortization	45,462	43,534
Restructuring costs	6,651	—
Curtailment charge	—	2,863
	846,527	851,772
Operating income	46,726	107,866
Interest expense and other	18,126	18,116
Income before income taxes	28,600	89,750
Income tax expense	8,866	27,018
Net income	$19,734	$62,732

Earnings per share—basic:	$0.40	$1.28

Weighted-average common shares outstanding—basic	49,271	49,198

Earnings per share—diluted:	$0.40	$1.27

Weighted-average common shares outstanding—diluted	49,413	49,314

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2016	2015

Net income	$19,734	$62,732
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,797)	10,933
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes of ($211)	—	360
Actuarial gain, net of taxes ($3,110)	—	5,306
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($489) and ($548), respectively	836	935
Recognized prior service credits, net of taxes of $1,408 and ($138), respectively	(2,408)	235
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,572)	6,836
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax of $339 and ($534), respectively	(553)	1,012
Reclassification of (loss) gain included in net earnings, net of tax of $2 and ($3), respectively	(13)	7
Net unrealized (loss) gain cash flow hedges, net of tax	(566)	1,019
Total other comprehensive (loss) income	(16,935)	18,788
Total comprehensive income	$2,799	$81,520

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Three Months Ended June 30,
	2016	2015

Operating Activities
Net income	$19,734	$62,732
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,462	43,534
Amortization of acquired contract liabilities	(29,349)	(35,098)
Curtailment charge	—	2,863
Other amortization included in interest expense	1,284	969
Provision for doubtful accounts receivable	(207)	(294)
Provision for deferred income taxes	4,996	20,463
Employee stock-based compensation	1,956	792
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	55,413	(33,592)
Inventories	(123,589)	(166,590)
Prepaid expenses and other current assets	15,096	4,573
Accounts payable, accrued expenses	(47,419)	(24,384)
Accrued pension and other postretirement benefits	(24,558)	(19,991)
Other	(2,854)	(4,367)
Net cash used in operating activities	(84,035)	(148,390)
Investing Activities
Capital expenditures	(12,723)	(18,016)
Proceeds from sale of assets	948	554
Acquisitions, net of cash acquired	9	(5,986)
Net cash used in investing activities	(11,766)	(23,448)
Financing Activities
Net increase in revolving credit facility	174,091	96,541
Proceeds from issuance of long-term debt and capital leases	—	98,932
Repayment of debt and capital lease obligations	(46,989)	(16,026)
Payment of deferred financing costs	(10,689)	(71)
Dividends paid	(1,981)	(1,971)
Repayment of government grant	(7,285)	(82)
Repurchase of restricted shares for minimum tax obligation	(171)	(96)
Net cash provided by financing activities	106,976	177,227
Effect of exchange rate changes on cash	(860)	1,665
Net change in cash	10,315	7,054
Cash and cash equivalents at beginning of period	20,984	32,617
Cash and cash equivalents at end of period	$31,299	$39,671
SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2016 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on May 27, 2016.

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
Effective April 1, 2016, the Company realigned into four reportable segments: Integrated Systems, Aerospace Structures, Precision Components and Product Support segments (see Note 11).

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
For the three months ended June 30, 2016, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(27,968), $(19,298) and $(0.39), net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended June 30, 2016, included gross favorable adjustments of approximately $9,698 and gross unfavorable adjustments of approximately $(37,666). For the three months ended June 30, 2015, cumulative catch-up adjustments from changes in estimates increased operating income, net income and earnings per share by approximately $1,307, $863 and $0.02, net of tax, respectively.

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
As disclosed during fiscal 2016, the Company recognized a provision for forward losses associated with our long-term contract on the 747-8 and Bombardier programs. There is still risk similar to what the Company has experienced on the 747-8 and Bombardier programs. Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays, potential need to negotiate facility lease extensions or alternatively relocate work and many other risks, will determine the ultimate performance of these programs.
Included in net sales of the Integrated Systems, Aerospace Structures and Precision Components is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended June 30, 2016 and 2015, the Company recognized $29,349 and $35,098, respectively, into net sales in the accompanying Condensed Consolidated Statements of Income.
The Product Support provides repair and overhaul services, of which a small portion of services are provided under long-term power-by-the-hour contracts. The Company applies the proportional performance method of accounting to recognize revenue under these contracts. Revenue is recognized over the contract period as units are delivered based on the relative value in proportion to the total estimated contract consideration. In estimating the total contract consideration, management evaluates the projected utilization of its customers’ fleet over the term of the contract, in connection with the related estimated repair and overhaul servicing requirements to the fleet based on such utilization. Changes in utilization of the fleet by customers, among other factors, may have an impact on these estimates and require adjustments to estimates of revenue to be realized.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 15% and 18% of total trade accounts receivable as of June 30, 2016 and March 31, 2016, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the three months ended June 30, 2016, were $337,988, or 38% of net sales, of which $53,760, $162,935, $112,823 and $8,470 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the three months ended June 30, 2015, were $374,704, or 39% of net sales, of which $48,683, $229,556, $86,787 and $9,678 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream Aerospace Corporation for the three months ended June 30, 2016, were $107,627, or 12% of net sales, of which $558, $104,795, $2,254 and $20 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support,respectively. Sales to Gulfstream for the three months ended June 30, 2015, were $125,135, or 13% of net sales, of which $737, $122,647, $1,749 and $2 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2016 and 2015, was $1,956 and $792, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$679,503	$(223,804)	$455,699
Product rights, technology and licenses	11.7	55,501	(38,229)	17,272
Non-compete agreements and other	16.1	2,881	(767)	2,114
Tradenames	20.0	163,000	(3,395)	159,605
Total intangibles, net		$900,885	$(266,195)	$634,690

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$683,309	$(215,546)	$467,763
Product rights, technology and licenses	11.7	55,739	(37,695)	18,044
Non-compete agreements and other	16.1	2,881	(718)	2,163
Tradenames	20.0	163,000	(1,358)	161,642
Total intangibles, net		$904,929	$(255,317)	$649,612
During the fiscal year ended March 31, 2016, the Company performed interim and annual assessments of the fair value of indefinite-lived intangible assets. The Company concluded the fair value of the Vought and Embee tradenames did not exceed their carrying value. Accordingly, the Company recorded non-cash impairment charges during the fiscal year ended March 31, 2016. Additionally, the Company determined that the tradenames will be amortized over their remaining useful life of 20 years.
Amortization expense for the three months ended June 30, 2016 and 2015, was $13,631 and $15,964, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of June 30, 2016 and March 31, 2016, were $110,476 and $112,937, respectively.
Supplemental Cash Flow Information
The Company paid $1,198 and $620 for income taxes, net of refunds, for the three months ended June 30, 2016 and 2015, respectively. The Company made interest payments of $25,751 and $23,336 for the three months ended June 30, 2016 and 2015.
During the three months ended June 30, 2016 and 2015, the Company did not finance any property or equipment additions through capital leases.
As of June 30, 2016, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company lenders that prevent any repurchases at this time.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

3.     ACQUISITIONS
Acquisition of Fairchild Controls Corporation
Effective October 21, 2015, the Company acquired all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc. and its results are included in Integrated Systems from the date of acquisition.
The purchase price for Fairchild was $57,130, including a working capital adjustment paid in January 2016. Goodwill in the amount of $14,695 was provisionally recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $18,000 with a weighted-average life of 12.0 years.
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
As the Company finalizes estimates of the fair value of assets acquired and liabilities assumed, the purchase price allocation for Fairchild is provisional. Additional purchase price adjustments will be recorded during the measurement period, not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position.
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

October 21, 2015
Cash	$9,075
Accounts receivable	8,841
Inventory	15,069
Prepaid expenses	263
Property and equipment	6,632
Goodwill	14,695
Intangible assets	18,000
Deferred taxes	5,889
Total assets	$78,464

Accounts payable	$1,284
Accrued expenses	12,183
Other noncurrent liabilities	7,867
Total liabilities	$21,334

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

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2016	March 31, 2016
Raw materials	$99,233	$81,989
Work-in-process, including manufactured and purchased components	1,166,602	1,100,660
Finished goods	133,035	124,744
Rotable assets	55,687	51,952
Less: unliquidated progress payments	(99,403)	(123,155)
Total inventories	$1,355,154	$1,236,190
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

	June 30, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$13,848	$450,429	$(399,758)	$64,519
Embraer	8,745	156,796	—	165,541
Total	$22,593	$607,225	$(399,758)	$230,060

	March 31, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$6,662	$406,147	$(399,758)	$13,051
Embraer	5,139	146,765	—	151,904
Total	$11,801	$552,912	$(399,758)	$164,955
During the fiscal year ended March 31, 2016, the Company recorded a $399,758 forward loss charge for the Bombardier Global 7000/8000 wing program. Under our contract for this program, the Company has the right to design, develop and manufacture wing components over the initial 300 ship sets. The Global 7000/8000 contract provides for fixed pricing and requires the Company to fund certain up-front development expenses, with certain milestone payments made by Bombardier.

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

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2016	March 31, 2016

Revolving line of credit	$314,091	$140,000
Term loan	330,469	337,500
Receivable securitization facility	155,100	191,300
Capital leases	70,697	74,513
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(13,923)	(8,971)
	1,539,412	1,417,320
Less: Current portion	47,087	42,441
	$1,492,325	$1,374,879
Revolving Credit Facility
In May 2016, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement, among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Sixth Amendment” and the Credit Facility, as amended by the Sixth Amendment, the “Credit Facility”), pursuant to which those lenders electing to enter into the Sixth Amendment extended the expiration date for the revolving line of credit and the maturity date for the term loan by five years to May 3, 2021. Lenders holding revolving credit commitments aggregating $940,000 elected to extend the expiration date for the revolving line of credit, and Lenders holding approximately $324,500 of term loans (out of an aggregate outstanding term loan balance of approximately $330,000) elected to extend the term loan maturity date. In connection with the amendment to the Credit Facility, the Company incurred $5,126 of financing costs. These costs, along with the $4,626 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
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
In May 2014, the Company amended the Credit Facility with its lenders to (i) increase the maximum amount allowed for the receivable securitization facility (the “Securitization Facility”) and (ii) amend certain other terms and covenants.
In November 2013, the Company amended and restated its existing Credit Facility with its lenders to: (i) provide for a $375,000 Term Loan with a maturity date of May 14, 2019 (the "2013 Term Loan"); (ii) maintain a Revolving Line of Credit under the Credit Facility of $1,000,000 with a $250,000 accordion feature; (iii) extend the maturity date to November 19, 2018; and (iv) amend certain other terms and covenants.
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
At June 30, 2016, there were $314,091 in borrowings and $27,313 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2016, there were $140,000 in borrowings and $25,709 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of June 30, 2016, the Company had borrowing capacity under this facility of $658,596 after reductions for borrowings and letters of credit outstanding under the facility.
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
As of June 30, 2016 and March 31, 2016, the interest rate swap agreement had a notional amount of $330,469 and $337,500, respectively. As of June 30, 2016 and March 31, 2016, the interest rate swap agreement had a fair value of $5,187 and $4,526, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2016, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At June 30, 2016, there was $155,100 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the three months ended June 30, 2016 and 2015, the Company did not finance any property and equipment additions through capital leases. During the three months ended June 30, 2015, the Company obtained financing for existing fixed assets in the amount of $2,632.
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
During the quarter ended June 30, 2016, to ensure that the Company had full access to our Revolving Credit Facility (the "Credit Facility") during fiscal 2017, the Company obtained approval from the holders of the 2021 Notes to amend the terms of the indenture to conform with the 2022 Notes (as defined below) which allows for a higher level of secured debt. Absent this consent, the Company would have been restricted as to the level of new borrowings under the Credit Facility during fiscal 2017. As part of obtaining the consent, the Company paid the holders of the 2021 Notes $5,466, which is being amortized on the effective interest method over the remaining term of the 2021 Notes.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of June 30, 2016 and March 31, 2016, the Company sold $78,513 and $89,900, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,539,412	$1,505,767	$1,417,320	$1,354,961
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).
6.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2016	2015
Weighted-average common shares outstanding – basic	49,271	49,198
Net effect of dilutive stock options and nonvested stock	142	116
Weighted-average common shares outstanding – diluted	49,413	49,314

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2016 and March 31, 2016, the total amount of accrued income tax-related interest and penalties was $249 and $239, respectively.

As of June 30, 2016 and March 31, 2016, the total amount of unrecognized tax benefits was $9,219 and $9,212, respectively, of which $9,219 and $9,212, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of June 30, 2016, the Company is in a three year cumulative book loss position and has recorded a valuation allowance against substantially all of our net deferred tax assets given this evidence and the insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2017 as well as the Company's projected income in future periods.
The effective income tax rate for the three months ended June 30, 2016, was 31.0% as compared to 30.1% for the three months ended June 30, 2015. For the three months ended June 30, 2015, the income tax provision was reduced to reflect the benefit of $4,213 from the decrease to the state deferred tax rates,
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of June 30, 2016, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2016 through June 30, 2016:

	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Total
Balance, March 31, 2016	$560,696	$266,298	$535,804	$81,456	$1,444,254
Goodwill recognized in connection with acquisitions	(1,835)	—	—	—	(1,835)
Effect of exchange rate changes	(5,629)	—	(1,263)	126	(6,766)
Balance, June 30, 2016	$553,232	$266,298	$534,541	$81,582	$1,435,653

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2016	2015
Components of net periodic benefit costs:
Service cost	$1,649	$2,767
Interest cost	18,189	22,677
Expected return on plan assets	(39,058)	(40,853)
Amortization of prior service credits	(446)	(1,146)
Amortization of net loss	3,031	2,522
Curtailment charge	—	2,863
Net periodic benefit income	$(16,635)	$(11,170)

	Other postretirement benefits
	Three Months Ended June 30,
	2016	2015
Components of net periodic benefit costs:
Service cost	$179	$326
Interest cost	1,247	2,070
Amortization of prior service credits	(3,366)	(1,345)
Amortization of gain	(1,647)	(1,643)
Net periodic benefit income	$(3,587)	$(592)
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2016 and 2015, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(14,797)	(553)	—		(15,350)
Amounts reclassified from AOCI	—	(13)	(1,572)	(2)	(1,585)
Net current period AOCI	(14,797)	(566)	(1,572)		(16,935)
Balance June 30, 2016	$(73,613)	$(3,486)	$(286,998)		$(364,097)

Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	10,933	1,012	5,666		17,611
Amounts reclassified from AOCI	—	7	1,170	(2)	1,177
Net current period AOCI	10,933	1,019	6,836		18,788
Balance June 30, 2015	$(35,818)	$(1,738)	$(142,566)		$(180,122)
(1) Net of tax.
(2) Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Issuance of Restricted Stock Awards and Stock Options
Included in the employment agreement for the Company's new CEO were restricted stock awards totaling 179,134 shares. The awards generally vest in full after four to seven years. The fair value of the awards is determined by the product of the number of shares granted, the grant date market price of the Company's stock and adjusted for the market conditions necessary to achieve the awards. Certain of these awards contain performance conditions, in addition to service conditions. The fair value of the awards is expensed over a graded vesting period of the requisite service period of four to seven years.
In addition the employment agreement included 150,000 stock options with an exercise price of $30.86, a contractual term of 10 years and vesting over a 4 year period.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

11.     SEGMENTS
Effective April 2016, the Company realigned into four reportable segments: the Integrated Systems, the Aerospace Structures, the Precision Components and the Product Support segments. The Company’s reportable segments are aligned with how the business is managed and views the markets that the Company serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
The Integrated Systems consists of the Company’s operations that provides integrated solutions including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
The Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Inclusive of most of the former Vought Aircraft Division, Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites.
The Precision Components consists of the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes including: super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
The Product Support consists of the Company’s operations that provides full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities, The Company’s Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair, metallic and composite aircraft structures, nacelles, thrust reversers, interiors, auxiliary power units and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a curtailment charge of $2,863 for the three months ended June 30, 2015.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended June 30,
	2016	2015
Net sales:
Integrated Systems	$257,356	$258,571
Aerospace Structures	331,596	395,119
Precision Components	254,561	265,141
Product Support	84,199	74,745
Elimination of inter-segment sales	(34,459)	(33,938)
	$893,253	$959,638

Income before income taxes:
Operating income (expense):
Integrated Systems	$47,986	$50,557
Aerospace Structures	9,163	41,797
Precision Components	(7,782)	24,906
Product Support	14,059	9,987
Corporate	(16,700)	(19,381)
	46,726	107,866
Interest expense and other	18,126	18,116
	$28,600	$89,750

Depreciation and amortization:
Integrated Systems	$10,303	$10,518
Aerospace Structures	17,962	15,933
Precision Components	14,330	14,221
Product Support	2,484	2,462
Corporate	383	400
	$45,462	$43,534

Amortization of acquired contract liabilities, net:
Integrated Systems	$10,337	$10,501
Aerospace Structures	18,438	23,778
Precision Components	574	819
	$29,349	$35,098

Adjusted EBITDA:
Integrated Systems	$47,952	$50,574
Aerospace Structures	8,687	33,952
Precision Components	5,974	38,308
Product Support	16,543	12,449
Corporate	(16,317)	(16,118)
	$62,839	$119,165

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2016	2015

Capital expenditures:
Integrated Systems	$3,228	$3,853
Aerospace Structures	3,833	7,163
Precision Components	4,902	6,121
Product Support	630	622
Corporate	130	257
	$12,723	$18,016

	June 30, 2016	March 31, 2016
Total Assets:
Integrated Systems	$1,345,521	$1,371,178
Aerospace Structures	1,840,505	1,792,397
Precision Components	1,282,977	1,298,294
Product Support	352,413	350,674
Corporate	24,991	22,550
	$4,846,407	$4,835,093

During the three months ended June 30, 2016 and 2015, the Company had international sales of $180,419 and $191,318, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of June 30, 2016 and March 31, 2016, Condensed Consolidating Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2016 and 2015.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (Continued)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$617	$806	$29,876	$—	$31,299
Trade and other receivables, net	2,801	114,446	270,872	—	388,119
Inventories	—	1,232,020	123,134	—	1,355,154
Prepaid expenses and other	5,173	11,487	8,980	—	25,640
Total current assets	8,591	1,358,759	432,862	—	1,800,212
Property and equipment, net	7,029	730,404	130,296	—	867,729
Goodwill and other intangible assets, net	—	1,883,835	186,508	—	2,070,343
Other, net	16,348	71,135	20,640	—	108,123
Intercompany investments and advances	2,484,939	81,540	82,432	(2,648,911)	—
Total assets	$2,516,907	$4,125,673	$852,738	$(2,648,911)	$4,846,407

Current liabilities:
Current portion of long-term debt	$33,393	$13,694	$—	$—	$47,087
Accounts payable	7,647	374,596	48,820	—	431,063
Accrued expenses	40,538	530,910	34,920	—	606,368
Total current liabilities	81,578	919,200	83,740	—	1,084,518
Long-term debt, less current portion	1,277,630	59,595	155,100	—	1,492,325
Intercompany advances	200,845	2,111,492	357,239	(2,669,576)	—
Accrued pension and other postretirement benefits, noncurrent	7,564	632,402	2,488	—	642,454
Deferred income taxes and other	11,356	628,440	49,380	—	689,176
Total stockholders’ equity	937,934	(225,456)	204,791	20,665	937,934
Total liabilities and stockholders’ equity	$2,516,907	$4,125,673	$852,738	$(2,648,911)	$4,846,407

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,544	$201	$19,239	$—	$20,984
Trade and other receivables, net	2,057	127,968	314,183	—	444,208
Inventories	—	1,127,275	108,915	—	1,236,190
Prepaid expenses and other	6,524	26,433	8,302	—	41,259
Total current assets	10,125	1,281,877	450,639	—	1,742,641
Property and equipment, net	7,324	746,455	135,955	—	889,734
Goodwill and other intangible assets, net	—	1,898,401	195,465	—	2,093,866
Other, net	11,878	76,262	20,712	—	108,852
Intercompany investments and advances	2,301,054	81,540	82,930	(2,465,524)	—
Total assets	$2,330,381	$4,084,535	$885,701	$(2,465,524)	$4,835,093

Current liabilities:
Current portion of long-term debt	$28,473	$13,968	$—	$—	$42,441
Accounts payable	11,154	346,602	52,469	—	410,225
Accrued expenses	44,856	599,921	38,431	—	683,208
Total current liabilities	84,483	960,491	90,900	—	1,135,874
Long-term debt, less current portion	1,120,570	63,009	191,300	—	1,374,879
Intercompany advances	171,480	1,972,729	330,176	(2,474,385)	—
Accrued pension and other postretirement benefits, noncurrent	7,315	654,201	3,148	—	664,664
Deferred income taxes and other	11,589	658,873	54,270	—	724,732
Total stockholders’ equity	934,944	(224,768)	215,907	8,861	934,944
Total liabilities and stockholders’ equity	$2,330,381	$4,084,535	$885,701	$(2,465,524)	$4,835,093

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$817,345	$94,651	$(18,743)	$893,253

Operating costs and expenses:
Cost of sales	—	668,539	76,592	(18,743)	726,388
Selling, general and administrative	14,444	45,907	7,675	—	68,026
Depreciation and amortization	383	40,766	4,313	—	45,462
Restructuring	1,860	4,791	—	—	6,651
	16,687	760,003	88,580	(18,743)	846,527
Operating (loss) income	(16,687)	57,342	6,071	—	46,726
Intercompany interest and charges	(51,564)	49,173	2,391	—	—
Interest expense and other	17,375	2,282	(1,531)	—	18,126
Income before income taxes	17,502	5,887	5,211	—	28,600
Income tax expense	2,050	5,289	1,527	—	8,866
Net income	15,452	598	3,684	—	19,734
Other comprehensive loss	(566)	(1,572)	(14,797)	—	(16,935)
Total comprehensive income (loss)	$14,886	$(974)	$(11,113)	$—	$2,799

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2015
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$15,452	$598	$3,684	$—	$19,734

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(2,131)	(121,953)	19,688	627	(103,769)
Net cash provided by (used in) operating activities	13,321	(121,355)	23,372	627	(84,035)
Capital expenditures	(130)	(8,961)	(3,632)	—	(12,723)
Proceeds from sale of assets	—	108	840	—	948
Acquisitions, net of cash acquired	—	9	—	—	9
Net cash used in investing activities	(130)	(8,844)	(2,792)	—	(11,766)
Net increase in revolving credit facility	174,091	—	—	—	174,091
Retirements and repayments of debt	(7,102)	(3,687)	(36,200)	—	(46,989)
Payments of deferred financing costs	(10,689)	—	—	—	(10,689)
Dividends paid	(1,981)	—	—	—	(1,981)
Repayment of governmental grant	—	(7,285)	—	—	(7,285)
Repurchase of restricted shares for minimum tax obligation	(171)	—	—	—	(171)
Intercompany financing and advances	(168,266)	141,776	27,117	(627)	—
Net cash (used in) provided by financing activities	(14,118)	130,804	(9,083)	(627)	106,976
Effect of exchange rate changes on cash	—	—	(860)	—	(860)
Net change in cash and cash equivalents	(927)	605	10,637	—	10,315
Cash and cash equivalents at beginning of period	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of period	$617	$806	$29,876	$—	$31,299

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$22,673	$44,856	$(4,797)	$—	$62,732

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(13,821)	(207,408)	11,497	(1,390)	(211,122)
Net cash provided by (used in) operating activities	8,852	(162,552)	6,700	(1,390)	(148,390)
Capital expenditures	(257)	(15,286)	(2,473)	—	(18,016)
Proceeds from sale of assets	—	402	152	—	554
Acquisitions, net of cash acquired	—	14	(6,000)	—	(5,986)
Net cash used in investing activities	(257)	(14,870)	(8,321)	—	(23,448)
Net increase in revolving credit facility	96,541	—	—	—	96,541
Proceeds on issuance of debt	—	2,632	96,300	—	98,932
Retirements and repayments of debt	(4,754)	(5,672)	(5,600)	—	(16,026)
Payments of deferred financing costs	(71)	—	—	—	(71)
Dividends paid	(1,971)	—	—	—	(1,971)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Repayment of government grant	—	—	(82)	—	(82)
Intercompany financing and advances	(98,318)	180,313	(83,385)	1,390	—
Net cash (used in) provided by financing activities	(8,669)	177,273	7,233	1,390	177,227
Effect of exchange rate changes on cash	—	—	1,665	—	1,665
Net change in cash and cash equivalents	(74)	(149)	7,277	—	7,054
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$546	$270	$38,855	$—	$39,671

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

14.    RESTRUCTURING COSTS
Fiscal 2016 Restructuring
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150,000 to $160,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the three months ended June 30, 2016, the Company recorded charges of $10,142 related to this program including, accelerated depreciation of $3,491 and severance of $52.
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
(2) Accelerated depreciation charges are recorded as part of Depreciation and amortization on the Consolidated Statement of Operations.
(3) Consists of other costs directly related to the plan, including project management, legal and regulatory costs.
The restructuring charges recognized for the three months ended June 30, 2016, by type and by segment consisted of the following:

	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$27	$25	$—	$52
Facility closure and other exit costs	—	—	247	—	—	247
Other	—	3,052	1,440	—	1,860	6,352
Total Restructuring	—	3,052	1,714	25	1,860	6,651
Depreciation and Amortization	46	—	3,300	145	—	3,491
Total	$46	$3,052	$5,014	$170	$1,860	$10,142

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

OVERVIEW
We are a major supplier to the aerospace industry and have four operating segments: (i) Integrated Systems, whose companies’ revenues are derived from integrated solutions including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Aerospace Structures, whose companies supply commercial, business, regional and military manufacturers with large metallic and composite structures; (iii) Precision Components, whose companies produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (iv) Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
Highlights for the first quarter of the fiscal year ending March 31, 2017 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2017 decreased 6.9% from the prior year period to $893.3 million.

•	Operating income in the first quarter of fiscal 2017 was $46.7 million, compared to operating income of $107.9 million for the first quarter of fiscal 2016.

•	Net income for the first quarter of fiscal 2017 was $19.7 million, compared to net income of $62.7 million for the first quarter of fiscal 2016.

•	Backlog as of June 30, 2016 was $4.01 billion. Of our existing backlog of $4.01 billion, we estimate that approximately $1.53 billion will not be shipped by June 30, 2017.

•	Net income for the first quarter of fiscal 2017 was $0.40 per diluted common share, as compared to $1.27 per diluted share in the prior year period.

•	We used $84.0 million of cash flow from operating activities for the three months ended June 30, 2016, as compared to cash used in operations of $148.4 million in the prior year period.
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities (the "2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150.0 million to $160.0 million related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the three months ended June 30, 2016, the Company recorded charges of $10.1 million related to this program, including accelerated depreciation of $0.0 million and severance of $0.1 million.
We are currently performing work on several new programs, which are in various stages of development. Several of the these programs are expected to enter flight testing during our fiscal 2018, including the Bombardier Global 7000/8000 ("Bombardier"), and Embraer second generation E-Jet ("E2-Jets") and we expect to deliver revenue generating production units for these programs in late fiscal 2017 or early fiscal 2018. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. Accordingly, we anticipate that each of these programs will begin generating full-rate production level revenues between fiscal 2019 and fiscal 2021. We are still in the early development stages for the Gulfstream G500/G600 programs, as these aircraft are not expected to enter service until fiscal 2019. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

During the quarter ended June 30, 2016, we incurred approximately $54.3 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. We expect that capitalized pre-production balances will continue to grow between $20.0 million - $30.0 million for the remainder of fiscal 2017, net of anticipated advances. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
Fiscal 2016 was a challenging year for certain of our new programs. While work progressed on these development programs, we experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs. We recorded a $399.8 million forward loss on our Bombardier wing contract in the fiscal fourth quarter of 2016. The Bombardier contract provides for fixed pricing and requires us to fund certain up-front development expenses, with certain milestone payments made by Bombardier. The Bombardier program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers. Further cost increases or an inability to meet revised recurring cost forecasts on the Bombardier program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
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
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. We assessed the impact of the rate reduction and recorded an additional $161.4 million forward loss during the fiscal year ended March 31, 2016. Additional costs associated with exiting the facilities where the 747-8 program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors have been included in the 2016 Restructuring Plan.
As previously disclosed, we recognized a provision for forward losses associated with our long-term contract on the 747-8 and Bombardier programs. There is still risk similar to what we have experienced on the 747-8 and Bombardier programs. Particularly, our ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays, potential need to negotiate facility lease extensions or alternatively relocate work and many other risks, will determine the ultimate performance of these long-term programs.
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
During the quarter ended June 30, 2016, we settled the strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter, resulting in

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

a current period charge of $15.7 million. Our union employees with UAW Local 848 at our Red Oak, Texas facility and UAW Local 952 at our Tulsa, Oklahoma facility are currently working without a contract. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of an additional strike.
Effective October 21, 2015, the Company acquired the ownership of all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc. and its results are included in Integrated Systems from the date of acquisition.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended June 30,
	2016	2015
Net income	$19,734	$62,732
Curtailment charge	—	2,863
Amortization of acquired contract liabilities, net	(29,349)	(35,098)
Depreciation and amortization	45,462	43,534
Interest expense and other	18,126	18,116
Income tax expense	8,866	27,018
Adjusted EBITDA	$62,839	$119,165

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$46,726	$47,986	$9,163	$(7,782)	$14,059	$(16,700)
Amortization of acquired contract liabilities, net	(29,349)	(10,337)	(18,438)	(574)	—	—
Depreciation and amortization	45,462	10,303	17,962	14,330	2,484	383
Adjusted EBITDA	$62,839	$47,952	$8,687	$5,974	$16,543	$(16,317)

	Three Months Ended June 30, 2015
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$107,866	50,557	$41,797	$24,906	$9,987	$(19,381)
Curtailment charge	2,863	—	—	—	—	2,863
Amortization of acquired contract liabilities, net	(35,098)	(10,501)	(23,778)	(819)	—	—
Depreciation and amortization	43,534	10,518	15,933	14,221	2,462	400
Adjusted EBITDA	$119,165	$50,574	$33,952	$38,308	$12,449	$(16,118)
Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net sales	$893,253	$959,638
Segment operating income	$63,426	$127,247
Corporate expense	(16,700)	(19,381)
Total operating income	46,726	107,866
Interest expense and other	18,126	18,116
Income tax expense	8,866	27,018
Net income	$19,734	$62,732

Net sales decreased by $66.4 million, or 6.9%, to $893.3 million for the three months ended June 30, 2016, from $959.6 million for the three months ended June 30, 2015. The acquisition of Fairchild contributed $10.7 million in net sales. Organic sales decreased $77.1 million, or 7.5%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 and A330 programs. Net sales for the three months ended June 30, 2016, included $6.9 million in total non-recurring revenues, as compared to $1.8 million in non-recurring revenues for the three months ended June 30, 2015.
Cost of sales decreased $5.7 million, or 0.8%, to $726.4 million for the three months ended June 30, 2016, from $732.1 million for the three months ended June 30, 2015. The acquisition of Fairchild contributed $6.8 million to cost of sales.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Organic cost of sales decreased $12.5 million, or 1.6%, due to the decrease in organic sales mentioned above. In addition, results for the three months ended June 30, 2016, were negatively impacted by a provision for forward losses of $22.1 million on the high altitude long endurance unmanned aircraft system (UAS) and A350 programs and the strike at our Spokane, Washington facility resulted in charges of $15.7 million. Excluding the impact of the provision for forward losses in the current year and the effect of the strike, the comparable organic gross margin for the three months ended June 30, 2016 was 20.8%, as compared to 22.9%.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($28.0 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($9.7 million) and gross unfavorable adjustments ($37.7 million). The cumulative catch-up adjustments for the three months ended June 30, 2016 were mainly due to forward losses mentioned above. Gross margin for the three months ended June 30, 2015 included net unfavorable cumulative catch-up adjustments ($1.3 million).

Segment operating income decreased by $63.8 million, or 83.2%, to $63.4 million for the three months ended June 30, 2016, from $127.2 million for the three months ended June 30, 2015. The acquisition of Fairchild contributed $1.0 million to segment operating income. Organic segment operating income decreased $64.8 million. Organic operating income for the three months June 30, 2016, decreased due to the decrease in the gross margin noted of $64.6 million as noted above and included costs related to the 2016 Restructuring Plan of $4.8 million.
Corporate expenses were $16.7 million for the three months ended June 30, 2016, as compared to $19.4 million for the three months ended June 30, 2015. The improvement in corporate expenses of $2.7 million, or 13.8%, was impacted by decreased compensation expense largely due to severance for the former CEO of $2.8 million and a pension curtailment charge of $2.9 million in the prior year, offset by increased legal fees of $1.4 million and 2016 Restructuring Plan charges of $1.9 million in the current year.

Interest expense and other increased by $0.01 million, or 0.1%, to $18.13 million for the three months ended June 30, 2016, compared to $18.12 million for the three months ended June 30, 2015.
The effective income tax rate for the three months ended June 30, 2016 was 31.0% compared to 30.1% for the three months ended June 30, 2015. As of June 30, 2016, we are in a three year cumulative book loss position and have recorded a valuation allowance against substantially all of our net deferred tax assets given this evidence and the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. For the three months ended June 30, 2015, the income tax provision reflected the benefit from the decrease of the state deferred tax rate ($4.2 million). For the fiscal year ending March 31, 2017, the Company expects its effective tax rate to be approximately 18.0%.

Business Segment Performance - Three months ended June 30, 2016 compared to three months ended June 30, 2015
Effective April 1, 2016, we realigned the way we report our financial performance based on the following four reportable segments: the Integrated Systems, the Aerospace Structures, the Precision Components and the Product Support segments. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to our Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, our Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Integrated Systems, Aerospace Structures and Precision Components segments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The Integrated Systems consists of the Company’s operations that provides integrated solutions including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
The Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Inclusive of most of the former Vought Aircraft Division, Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites.
The Precision Components consists of the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes including: super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
The Product Support consists of the Company’s operations that provides full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities. The Company’s Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair, metallic and composite aircraft structures, nacelles, thrust reversers, interiors, auxiliary power units and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,
	2016	2015
Integrated Systems
Commercial aerospace	15.4%	13.5%
Military	9.5%	9.9%
Business Jets	1.5%	1.6%
Regional	0.8%	0.9%
Non-aviation	1.3%	1.0%
Total Integrated Systems net sales	28.5%	26.9%
Aerospace Structures
Commercial aerospace	20.4%	23.3%
Military	6.5%	6.5%
Business Jets	14.1%	15.1%
Regional	—%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	41.0%	44.9%
Precision Components
Commercial aerospace	14.8%	13.9%
Military	4.3%	4.2%
Business Jets	1.4%	1.6%
Regional	0.4%	0.4%
Non-aviation	0.3%	0.4%
Total Precision Components net sales	21.2%	20.5%
Product Services
Commercial aerospace	7.2%	5.9%
Military	1.5%	1.4%
Regional	0.6%	0.4%
Non-aviation	—%	—%
Total Product Services net sales	9.3%	7.7%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

	Three Months Ended June 30,			% of Total Sales
	2016	2015	% Change	2016	2015
	(in thousands)
NET SALES
Integrated Systems	$257,356	$258,571	(0.5)%	28.8%	26.9%
Aerospace Structures	331,596	395,119	(16.1)%	37.1%	41.2%
Precision Components	254,561	265,141	(4.0)%	28.5%	27.6%
Product Support	84,199	74,745	12.6%	9.4%	7.8%
Elimination of inter-segment sales	(34,459)	(33,938)	1.5%	(3.9)%	(3.5)%
Total Net Sales	$893,253	$959,638	(6.9)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$47,986	$50,557	(5.1)%	18.6%	19.6%
Aerospace Structures	9,163	41,797	(78.1)%	2.8%	10.6%
Precision Components	(7,782)	24,906	(131.2)%	(3.1)%	9.4%
Product Support	14,059	9,987	40.8%	16.7%	13.4%
Corporate	(16,700)	(19,381)	13.8%	n/a	n/a
Total Operating Income	$46,726	$107,866	(56.7)%	5.2%	11.2%

	Three Months Ended June 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
Adjusted EBITDA
Integrated Systems	$47,952	$50,574	(5.2)%	18.6%	19.6%
Aerospace Structures	8,687	33,952	(74.4)%	2.6%	8.6%
Precision Components	5,974	38,308	(84.4)%	2.3%	14.4%
Product Support	16,543	12,449	32.9%	19.6%	16.7%
Corporate	(16,317)	(16,118)	(1.2)%	n/a	n/a
	$62,839	$119,165	(47.3)%	7.0%	12.4%

Integrated Systems: Integrated Systems net sales decreased by $1.2 million, or 0.5%, to $257.4 million for the three months ended June 30, 2016, from $258.6 million for the three months ended June 30, 2015. Organic sales decreased $11.9 million, or 4.6%. The Fairchild acquisition contributed $10.7 million in net sales. Organic sales decreased primarily due to timing of deliveries on key military programs and customer deferrals on rotorcraft.
Integrated Systems cost of sales decreased by $0.5 million, or 0.3%, to $170.6 million for the three months ended June 30, 2016, from $171.1 million for the three months ended June 30, 2015. Organic cost of sales decreased $7.3 million, or 4.6%, the Fairchild acquisition contributed $6.8 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. The comparable organic gross margin for the three months ended June 30, 2016 was 33.6% compared with 33.8% for the three months ended June 30, 2015.
Integrated Systems operating income decreased by $2.6 million, or 5.1%, to $48.0 million for the three months ended June 30, 2016, from $50.6 million for the three months ended June 30, 2015. Operating income decreased for the three months ended June 30, 2016, due to the decreased sales as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 18.6% for the three months ended June 30, 2016, as compared to 19.6% for the three months ended June 30, 2015, being impacted by the Fairchild acquisition, whose margins are below the segment average. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $63.5 million, or 16.1%, to $331.6 million for the three months ended June 30, 2016, from $395.1 million for the three months ended June 30, 2015. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs and A330 programs. Net sales for the three months ended June 30, 2016 included $6.9 million in total non-recurring revenues, as compared to $1.8 million in total non-recurring revenues for the three months ended June 30, 2015.
Aerospace Structures cost of sales decreased by $30.5 million, or 9.3%, to $298.2 million for the three months ended June 30, 2016, from $328.7 million for the three months ended June 30, 2015. The cost of sales were negatively impacted by a

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

provision for forward losses of $22.1 million on the UAS and A350 programs. The comparable gross margin for the three months ended June 30, 2016 was 10.1% compared with 16.8% for the three months ended June 30, 2015.
Aerospace Structures cost of sales for the three months ended June 30, 2016 included net unfavorable cumulative catch-up adjustments ($28.0 million). The cumulative catch-up adjustments to gross margin for the three months ended June 30, 2016 included gross favorable adjustments ($9.7 million) and gross unfavorable adjustments ($37.7 million). The cumulative catch-up adjustments for the three months ended June 30, 2016, were mainly due to forward losses mentioned above. Segment cost of sales for the three months ended June 30, 2015 included net unfavorable cumulative catch-up adjustments ($1.3 million).
Aerospace Structures operating income decreased by $32.6 million, or 78.1%, to $9.2 million for the three months ended June 30, 2016, from $41.8 million for the three months ended June 30, 2015. Operating income decreased for the three months ended June 30, 2016, due to the decreased sales and forward losses included in cost of sales noted above. Additionally, amortization increased ($1.9 million) due to the amortization of the Vought tradename. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 2.8% for the three months ended June 30, 2016, as compared to 10.6% for the three months ended June 30, 2015, due to the decrease in operating income as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components: Precision Components net sales decreased by $10.6 million, or 4.0%, to $254.6 million for the three months ended June 30, 2016, from $265.1 million for the three months ended June 30, 2015. Sales declined was driven primarily by our customers' production rate reductions.
Precision Components cost of sales increased by $20.4 million, or 9.7%, to $231.0 million for the three months ended June 30, 2016, from $210.7 million for the three months ended June 30, 2015. The cost of sales increased due to the strike at our Spokane, Washington facility ($15.7 million) and was partially offset by the decreased sales noted above. Gross margin for the three months ended June 30, 2016 was 12.6%, compared with 20.5% for the three months ended June 30, 2015.
Precision Components operating income decreased by $32.7 million, or 131.2%, to $7.8 million for the three months ended June 30, 2016, from $24.9 million for the three months ended June 30, 2015. Operating income decreased due to the decreased sales and the increased cost of sales note above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components operating income as a percentage of segment sales decreased to 3.1% for the three months ended June 30, 2016, as compared to 9.4% for the three months ended June 30, 2015, due to the sales and cost of sales factors noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Product Support: Product Support net sales increased by $9.5 million, or 12.6%, to $84.2 million for the three months ended June 30, 2016, from $74.7 million for the three months ended June 30, 2015. Sales increased due to increased demand from commercial customers.
Product Support cost of sales increased by $5.5 million, or 10.0%, to $61.0 million for the three months ended June 30, 2016, from $55.5 million for the three months ended June 30, 2015. Cost of sales due to the increased sales noted above. Gross margin for the three months ended June 30, 2016 increased to 26.9% compared to 25.8% for the three months ended June 30, 2015, due to the sale mix and greater efficiency driven by the higher volume.
Product Support operating income increased by $4.1 million, or 40.8%, to $14.1 million for the three months ended June 30, 2016, from $10.0 million for the three months ended June 30, 2015. Operating income increased due to sales factors noted above. These same factors contributed to the increase in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales increased to 16.7% for the three months ended June 30, 2016, as compared to 13.4% for the three months ended June 30, 2015, due to the increased sales noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2016, we used approximately $84.0 million of cash flows from operating activities, used approximately $11.8 million in investing activities and received approximately $107.0 million in financing activities.
Cash flows used in operating activities for the three months ended June 30, 2016 were $84.0 million, compared to cash flows used in operating activities for the three months ended June 30, 2015 of $148.4 million. During the three months ended June 30, 2016, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($88.1 million) driven by pre-production costs, net spending on the Tulsa Programs discussed below and a $5.5 million payment related to a previously resolved legal settlement offset by increased receipts from customers and others related to the impact of customer advances in the prior year ($145.4 million).
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the three months ended June 30, 2016, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $44.3 million and $10.0 million, respectively. Net spending on the Tulsa Programs for the three months ended June 30, 2016 was approximately $29.2 million. Additionally, production inventory build, including build ahead on several programs subject to relocation, was approximately $33.8 million. Unliquidated progress payments netted against inventory decreased $23.6 million, due to timing of receipts.
Cash flows used in investing activities for the three months ended June 30, 2016 decreased $11.7 million from the three months ended June 30, 2015. Cash flows used in investing activities for the three months ended June 30, 2016, included capital expenditures ($12.7 million). The three months ended June 30, 2015 included cash used in investing activities included a payment to settle a working capital adjustment related to the GE acquisition ($6.0 million) and capital expenditures ($18.0 million).
Cash flows provided by financing activities for the three months ended June 30, 2016 were $107.0 million, compared to cash flows used in financing activities for the three months ended June 30, 2015 of $177.2 million. Cash flows provided by financing activities for the three months ended June 30, 2016 and 2015, respectively, included additional borrowings on our Credit Facility (as defined below) to fund operations.
As of June 30, 2016, $658.6 million was available under our revolving credit facility (the “Credit Facility”).  On June 30, 2016, an aggregate amount of approximately $314.1 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At June 30, 2016, there was $155.1 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
On March 28, 2016, the Company entered into a Purchase Agreement (the "Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90.0 million. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of June 30, 2016 and March 31, 2016, the Company sold $78.5 million and $89.9 million, respectively, worth of eligible accounts receivable.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections.
During the quarter ended June 30, 2016, to ensure that the Company had full access to our the Credit Facility during fiscal 2017, the Company obtained approval from the holders of the 2021 Notes to amend the terms of the indenture to conform with the 2022 Notes (as defined below) which allows for a higher level of secured debt. Absent this consent, the Company would have been restricted as to the level of new borrowings under the Credit Facility during fiscal 2017.
Capital expenditures were approximately $12.7 million for the three months ended June 30, 2016. We funded these expenditures through borrowings under the Credit Facility. For our fiscal year ending March 31, 2016, we expect capital expenditures of approximately $80.0 million to $100.0 million and investments in new major programs of $50.0 million to $60.0 million, which will be reflected in inventory. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,553,335	$47,087	$250,902	$951,682	$303,664
Debt interest (2)	225,428	45,866	91,255	73,628	14,679
Operating leases	162,172	27,694	45,414	31,583	57,481
Purchase obligations	1,883,384	1,401,517	465,303	15,938	626
Total	$3,824,319	$1,522,164	$852,874	$1,072,831	$376,450

(1) Included in the Company’s balance sheet at June 30, 2016.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $9.2 million as of June 30, 2016, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
For the fiscal year ending March 31, 2017, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we have a stated policy to grow through acquisitions and are continuously evaluating various acquisition and divestiture opportunities, while opportunistically buying back shares to return capital to our shareholders. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Except as otherwise disclosed in the financial statements and

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2016, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 27, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There has been no material change in this information during the period covered by this report.

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
As of June 30, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 6. Exhibits.

Exhibit 10.1	Employment agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2016).
Exhibit 10.2	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 4, 2016).
Exhibit 10.3	Separation Letter between Triumph Group, Inc. and Jeffrey McRae dated May 26, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2016).
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	August 3, 2016
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Thomas E. Powers	August 3, 2016
Thomas E. Powers, Vice President & Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 3, 2016
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2016).
10.2	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 4, 2016).
10.3	Separation Letter between Triumph Group, Inc. and Jeffrey McRae dated May 26, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2016).
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.