Form 10-Q
period 2016-09-30
TRIUMPH GROUP INC
filed 2016-11-09
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Common Stock, par value $0.001 per share, 49,545,076 shares outstanding as of November 7, 2016.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$20,984
Trade and other receivables, less allowance for doubtful accounts of $6,657 and $6,492	329,678	444,208
Inventories, net of unliquidated progress payments of $94,514 and $123,155	1,449,019	1,236,190
Prepaid and other current assets	26,609	41,259
Total current assets	1,841,521	1,742,641
Property and equipment, net	857,621	889,734
Goodwill	1,426,445	1,444,254
Intangible assets, net	620,445	649,612
Other, net	108,435	108,852
Total assets	$4,854,467	$4,835,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47,374	$42,441
Accounts payable	417,428	410,225
Accrued expenses	550,961	683,208
Total current liabilities	1,015,763	1,135,874
Long-term debt, less current portion	1,568,315	1,374,879
Accrued pension and other postretirement benefits	620,597	664,664
Deferred income taxes	86,045	62,453
Other noncurrent liabilities	598,001	662,279
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,528,057 and 49,328,999 shares outstanding	51	51
Capital in excess of par value	842,882	851,102
Treasury stock, at cost, 2,932,863 and 3,131,921 shares	(186,571)	(199,415)
Accumulated other comprehensive loss	(371,563)	(347,162)
Retained earnings	680,947	630,368
Total stockholders’ equity	965,746	934,944
Total liabilities and stockholders’ equity	$4,854,467	$4,835,093

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net sales	$874,769	$954,774	$1,768,022	$1,914,412
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	673,432	730,831	1,399,820	1,462,925
Selling, general and administrative	70,329	71,321	138,355	144,602
Depreciation and amortization	45,286	42,575	90,748	86,109
Restructuring costs	10,462	—	17,113	—
Loss on divestiture	4,774	—	4,774	—
Curtailment charge	—	—	—	2,863
	804,283	844,727	1,650,810	1,696,499
Operating income	70,486	110,047	117,212	217,913
Interest expense and other	17,896	15,631	36,023	33,747
Income before income taxes	52,590	94,416	81,189	184,166
Income tax expense	17,783	32,804	26,648	59,823
Net income	$34,807	$61,612	$54,541	$124,343

Earnings per share—basic:	$0.71	$1.25	$1.11	$2.53

Weighted-average common shares outstanding—basic	49,304	49,219	49,281	49,208

Earnings per share—diluted:	$0.70	$1.25	$1.10	$2.52

Weighted-average common shares outstanding—diluted	49,432	49,308	49,429	49,311

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net income	$34,807	$61,612	$54,541	$124,343
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,821)	(15,658)	(21,618)	(4,725)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes of ($211)	—	—	—	360
Actuarial gain, net of taxes of ($3,110)	—	—	—	5,306
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($489) and ($285) for the three months ended and ($977) and ($833) for the six months ended, respectively	834	487	1,671	1,421
Recognized prior service credits, net of taxes of $1,408 and $928 for the three months ended and $2,819 and $790 for the six months ended, respectively	(2,408)	(1,584)	(4,817)	(1,348)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,574)	(1,097)	(3,146)	5,739
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of ($578) and $1,018 for the three months ended and ($238) and $483 for the sixth months ended, respectively	928	(1,766)	373	(754)
Reclassification of gain (loss) included in net earnings, net of tax of $1 and $2 for the three months ended and $1 and $2 for the six months ended, respectively	1	(34)	(10)	(27)
Net unrealized (loss) gain cash flow hedges, net of tax	929	(1,800)	363	(781)
Total other comprehensive (loss) income	(7,466)	(18,555)	(24,401)	233
Total comprehensive income	$27,341	$43,057	$30,140	$124,576

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Six Months Ended September 30,
	2016	2015

Operating Activities
Net income	$54,541	$124,343
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	90,748	86,109
Amortization of acquired contract liabilities	(59,825)	(65,502)
Curtailment charge	—	2,863
Other amortization included in interest expense	2,576	1,945
Provision for doubtful accounts receivable	(224)	1,248
Provision for deferred income taxes	15,897	41,705
Employee stock-based compensation	3,976	1,990
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	108,812	(30,945)
Inventories	(240,361)	(274,368)
Prepaid expenses and other current assets	17,001	5,446
Accounts payable, accrued expenses	(85,769)	(36,854)
Accrued pension and other postretirement benefits	(48,941)	(39,549)
Other (includes loss on divestiture)	10,333	3,114
Net cash used in operating activities	(131,236)	(178,455)
Investing Activities
Capital expenditures	(23,967)	(38,128)
Proceeds from sale of assets	10,044	1,561
Acquisitions, net of cash acquired	9	(5,986)
Net cash used in investing activities	(13,914)	(42,553)
Financing Activities
Net increase in revolving credit facility	252,396	166,094
Proceeds from issuance of long-term debt and capital leases	12,700	108,297
Repayment of debt and capital lease obligations	(73,834)	(44,207)
Payment of deferred financing costs	(11,079)	(143)
Dividends paid	(3,962)	(3,943)
Repayment of government grant	(14,570)	—
Repurchase of restricted shares for minimum tax obligation	(182)	(96)
Net cash provided by financing activities	161,469	226,002
Effect of exchange rate changes on cash	(1,088)	1,478
Net change in cash	15,231	6,472
Cash and cash equivalents at beginning of period	20,984	32,617
Cash and cash equivalents at end of period	$36,215	$39,089

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2016 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on May 27, 2016.

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
Effective April 1, 2016, the Company realigned into four reportable segments: Integrated Systems, Aerospace Structures, Precision Components and Product Support segments (see Note 12).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition

Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed and determinable, and collection is reasonably assured. A significant portion of the Company’s contracts are within the scope of the Revenue Recognition - Construction-Type and Production-Type Contracts topic of the Accounting Standards Codification ("ASC") 605-35 and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress toward completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method of accounting, with the great majority measured under the units-of-delivery method of accounting.

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
During the quarter ended September 30, 2016, the Company discovered an immaterial error in its percentage-of-completion accounting for one of its contracts, which understated cost of sales and net income for the three months ended June 30, 2016, in the amount of $11,800 and $8,142, respectively and overstated retained earnings as of March 31, 2016, in the amount of $12,700. The Company assessed the materiality of this error on previously issued financial statements in accordance with the ASC 250, Presentation of Financial Statements, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality. The Company concluded, based on a review of the quantitative and qualitative factors of the materiality of the amount, that the error was not material to any previously issued financial statements and the correction of the error in the three months ended September 30, 2016 was not material to that period’s financial statements. Accordingly, in order to correct this immaterial error, the Company has recorded a charge to "Cost of sales" in the amount of $24,500, which is presented on the accompanying Condensed Consolidated Statements of Income during the three months ended September 30, 2016.
For the three months ended September 30, 2016, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates and the correction of the error noted above, were balanced between positive and negative variances. The cumulative catch-up adjustments to operating income for the three months ended September 30, 2016, included gross favorable adjustments of approximately $49,936 and gross unfavorable adjustments of approximately $(49,930), which includes the recapture of previously recognized forward losses on the 747-8 program of $36,800. For the three months ended September 30, 2015, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(6,794), $(4,433) and $(0.09), net of tax, respectively.
For the six months ended September 30, 2016, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates and the correction of the error noted above, decreased operating income, net income and earnings per share by approximately $(20,716), $(13,917) and $(0.28), net of tax, respectively. The cumulative catch-up adjustments to operating income for the six months ended September 30, 2016, included gross favorable adjustments of approximately $46,111 and gross unfavorable adjustments of approximately $(66,827), which includes the recapture of previously recognized forward losses on the 747-8 program of $36,800. For the six months ended September 30, 2015, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(6,324), $(4,270) and $(0.09), net of tax, respectively.

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
Included in net sales of the Integrated Systems, Aerospace Structures and Precision Components is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended September 30, 2016 and 2015, the Company recognized $30,477 and $30,404, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income. For the six months ended September 30, 2016 and 2015, the Company recognized $59,825 and $65,502, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 16% and 18% of total trade accounts receivable as of September 30, 2016 and March 31, 2016, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the six months ended September 30, 2016, were $657,901, or 37% of net sales, of which $106,838, $311,658, $223,256 and $16,149 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the six months ended September 30, 2015, were $750,044, or 39% of net sales, of which $97,379, $460,664, $173,825 and $18,176 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream Aerospace Corporation for the six months ended September 30, 2016, were $216,651, or 12% of net sales, of which $1,083, $209,684, $5,782 and $102 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Gulfstream for the six months ended September 30, 2015, were $251,384, or 13% of net sales, of which $1,776, $246,147, $3,454 and $7 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2016 and 2015, was $2,024 and $1,199, respectively. Stock-based compensation expense for the six months ended September 30, 2016 and 2015, was $3,976 and $1,990, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$670,714	$(226,530)	$444,184
Product rights, technology and licenses	11.7	55,409	(38,782)	16,627
Non-compete agreements and other	16.1	2,881	(814)	2,067
Tradenames	20.0	163,000	(5,433)	157,567
Total intangibles, net		$892,004	$(271,559)	$620,445

	March 31, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$683,309	$(215,546)	$467,763
Product rights, technology and licenses	11.7	55,739	(37,695)	18,044
Non-compete agreements and other	16.1	2,881	(718)	2,163
Tradenames	20.0	163,000	(1,358)	161,642
Total intangibles, net		$904,929	$(255,317)	$649,612
During the fiscal year ended March 31, 2016, the Company performed interim and annual assessments of the fair value of indefinite-lived intangible assets. The Company concluded the fair value of the Vought and Embee tradenames did not exceed their carrying value. Accordingly, the Company recorded non-cash impairment charges during the fiscal year ended March 31, 2016. Additionally, the Company determined that the tradenames will be amortized over their estimated remaining useful life of 20 years.
Amortization expense for the three months ended September 30, 2016 and 2015, was $13,586 and $14,447, respectively. Amortization expense for the six months ended September 30, 2016 and 2015, was $27,217 and $30,411, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of September 30, 2016 and March 31, 2016, were $109,066 and $112,937, respectively.
Supplemental Cash Flow Information

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Company paid $2,169 and $2,220 for income taxes, net of refunds, for the six months ended September 30, 2016 and 2015, respectively.
The Company made interest payments of $34,514 and $30,236 for the six months ended September 30, 2016 and 2015.
During the six months ended September 30, 2016, the Company financed $11,427 of property and equipment additions through capital leases.
As of September 30, 2016, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.

3.     ACQUISITIONS
Acquisition of Fairchild Controls Corporation
Effective October 21, 2015, the Company acquired all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems, and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc. and its results are included in Integrated Systems from the date of acquisition.
The purchase price for Fairchild was $57,130, including a working capital adjustment paid in January 2016. Goodwill in the amount of $14,695 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company has also identified an intangible asset related to customer relationships valued at $18,000 with a weighted-average life of 12.0 years.
The following condensed balance sheet represents the amounts assigned to each major asset and liability caption in the aggregate from the acquisition of Fairchild, in accordance with ASC 805, Business Combinations:

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

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News) for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,774 which is presented on the accompanying Condensed Consolidated Statements of Income as "Loss on divestiture." The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
The disposal of this entity does not represent a strategic shift and does not have a major effect on the Company's operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the disposal does not meet the criteria to be classified as discontinued operations.

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2016	March 31, 2016
Raw materials	$95,135	$81,989
Work-in-process, including manufactured and purchased components	1,253,653	1,100,660
Finished goods	140,477	124,744
Rotable assets	54,268	51,952
Less: unliquidated progress payments	(94,514)	(123,155)
Total inventories	$1,449,019	$1,236,190
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$30,907	$502,713	$(399,758)	$133,862
Embraer	10,874	167,241	—	178,115
Total	$41,781	$669,954	$(399,758)	$311,977

	March 31, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$6,662	$406,147	$(399,758)	$13,051
Embraer	5,139	146,765	—	151,904
Total	$11,801	$552,912	$(399,758)	$164,955
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
The Global 7000/8000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program, and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.
The program has continued to incur costs since March 2016 in support of the development and transition to production and the Company is in commercial discussions with Bombardier regarding recovery of those costs.
Further cost increases, or an inability to meet revised recurring cost forecasts, or an inability to reach a favorable resolution of cost recovery on the Global 7000/8000 program will likely result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2016	March 31, 2016

Revolving line of credit	$392,396	$140,000
Term loan	323,438	337,500
Receivable securitization facility	151,600	191,300
Capital leases	78,511	74,513
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(13,234)	(8,971)
	1,615,689	1,417,320
Less: Current portion	47,374	42,441
	$1,568,315	$1,374,879
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
At September 30, 2016, there were $392,396 in borrowings and $27,926 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2016, there were $140,000 in borrowings and $25,709 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of September 30, 2016, the Company had borrowing capacity under this facility of $298,967 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
In connection with the Company amending and restating the Credit Facility to add the 2013 Term Loan, the Company also entered into an interest rate swap agreement through November 2018 to reduce its exposure to interest on the variable rate portion of its long-term debt. On the date of inception, the Company designated the interest rate swap as a cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and linked the interest rate swap to the 2013 Term Loan. The Company formally documented the hedging relationship between 2013 Term Loan and the interest rate swap, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness will be assessed and a description of the method of measuring the ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is highly effective in offsetting changes in cash flows.
As of September 30, 2016 and March 31, 2016, the interest rate swap agreement had a notional amount of $323,438 and $337,500, respectively. As of September 30, 2016 and March 31, 2016, the interest rate swap agreement had a fair value of $3,398 and $4,526, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
In October 2016, the Company entered into a Seventh Amendment to the Third Amended and Restated Credit Agreement , among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Seventh Amendment” and the Existing Credit Agreement, as amended by the Seventh Amendment, the “Credit Agreement”). Specifically, the Existing Credit Agreement was amended to, among other things, (i) modify certain financial covenants to allow for the add-back of certain cash and non-cash charges, (ii) increase the maximum permitted total leverage ratio and senior secured leverage ratio financial covenants commencing with the fiscal quarter ended September 30, 2016 through the fiscal quarter ending June 30, 2017, (iii) permit the sale of certain specified assets so long as the Company applies 65% of the net proceeds received from such sales to the outstanding term loan, pro rata across all maturities, (iv) establish a new higher pricing

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

tier for the interest rate, commitment fee and letter of credit fee pricing provisions, (v) increase the interest rate and letter of credit fee pricing provisions for several of the lower tiers of the pricing grid, (vi) establish the interest rate, commitment fee and letter of credit fee pricing at the highest pricing tier until the Company delivers its compliance certificate for its fiscal quarter ending September 30, 2017, and (vii) extend the period during which the increased minimum revolver availability threshold test and the decreased maximum senior secured leverage ratio threshold test are in effect in connection with the Company making certain permitted investments, certain additional permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness to the date the Company delivers its compliance certificate for the fiscal quarter ending September 30, 2017.
Receivables Securitization Facility
In November 2014, the Company amended its Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2016, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At September 30, 2016, there was $151,600 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the six months ended September 30, 2016, the Company financed $11,427 of property and equipment additions through capital leases. During the six months ended September 30, 2015, the Company obtained financing for existing fixed assets in the amount of $6,497.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of September 30, 2016 and March 31, 2016, the Company sold $64,345 and $89,900, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,615,689	$1,588,829	$1,417,320	$1,354,961
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).
7.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	49,304	49,219	49,281	49,208
Net effect of dilutive stock options and nonvested stock	128	89	148	103
Weighted-average common shares outstanding – diluted	49,432	49,308	49,429	49,311

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2016 and March 31, 2016, the total amount of accrued income tax-related interest and penalties was $260 and $239, respectively.

As of September 30, 2016 and March 31, 2016, the total amount of unrecognized tax benefits was $9,226 and $9,212, respectively, of which $9,226 and $9,212, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of September 30, 2016, the Company is in a three year cumulative book loss position and has recorded a valuation allowance against substantially all of our net deferred tax assets given this evidence and the insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2017 as well as the Company's projected income in future periods.
The effective income tax rate for the three months ended September 30, 2016, was 33.8% as compared to 34.7% for the three months ended September 30, 2015. For the three months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1,466 related to the capital loss generated from the divestiture of TAS-Newport News. For the three months ended September 30, 2015, the income tax provision included the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods.
The effective income tax rate for the six months ended September 30, 2016, was 32.8% as compared to 32.5% for the six months ended September 30, 2015. For the six months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1,466 related to the capital loss generated from the divestiture of TAS-Newport News. For the six months ended September 30, 2015, the income tax provision was reduced to reflect the benefit of $4,213 from the decrease to the state deferred tax rates and the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of September 30, 2016, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

9.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2016 through September 30, 2016:

	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Total
Balance, March 31, 2016	$560,696	$266,298	$535,804	$81,456	$1,444,254
Goodwill recognized in connection with acquisitions	(1,897)	—	—	—	(1,897)
Goodwill derecognized in connection with divestitures	(6,600)	—	—	—	(6,600)
Effect of exchange rate changes	(9,472)	—	(21)	181	(9,312)
Balance, September 30, 2016	$542,727	$266,298	$535,783	$81,637	$1,426,445

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
In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last remeasurement, on the accompanying Condensed Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the pension benefit obligation or accumulated postretirement benefit obligation, of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the date of remeasurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit costs:
Service cost	$1,635	$2,726	$3,284	$5,494
Interest cost	18,161	22,755	36,350	45,432
Expected return on plan assets	(39,002)	(40,855)	(78,059)	(81,709)
Amortization of prior service credits	(445)	(1,059)	(891)	(2,205)
Amortization of net loss	3,029	2,468	6,060	4,990
Curtailment charge	—	—	—	2,863
Net periodic benefit income	$(16,622)	$(13,965)	$(33,256)	$(25,135)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit costs:
Service cost	$179	$306	$358	$632
Interest cost	1,247	2,056	2,494	4,126
Amortization of prior service credits	(3,366)	(1,451)	(6,732)	(2,796)
Amortization of gain	(1,647)	(1,657)	(3,294)	(3,301)
Net periodic benefit income	$(3,587)	$(746)	$(7,174)	$(1,339)
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

11.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2016 and 2015, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance June 30, 2016	$(73,613)	$(3,486)	$(286,998)	$(364,097)
AOCI before reclassifications	(6,821)	928	—	(5,893)
Amounts reclassified from AOCI	—	1	(1,574)	(1,573)
Net current period AOCI	(6,821)	929	(1,574)	(7,466)
Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)	$(371,563)

Balance June 30, 2015	$(35,818)	$(1,738)	$(142,566)	$(180,122)
AOCI before reclassifications	(15,658)	(1,766)	—	(17,424)
Amounts reclassified from AOCI	—	(34)	(1,097)	(1,131)
Net current period AOCI	(15,658)	(1,800)	(1,097)	(18,555)
Balance September 30, 2015	$(51,476)	$(3,538)	$(143,663)	$(198,677)

Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(21,618)	373	—		(21,245)
Amounts reclassified from AOCI	—	(10)	(3,146)	(2)	(3,156)
Net current period AOCI	(21,618)	363	(3,146)		(24,401)
Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)		$(371,563)

Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	(4,725)	(754)	5,666		187
Amounts reclassified from AOCI	—	(27)	73	(2)	46
Net current period AOCI	(4,725)	(781)	5,739		233
Balance September 30, 2015	$(51,476)	$(3,538)	$(143,663)		$(198,677)
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
In addition the employment agreement included 150,000 stock options with an exercise price of $30.86, a contractual term of 10 years and vesting over a 4-year period.

12.     SEGMENTS
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
Product Support consists of the Company’s operations that provide full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair, metallic and composite aircraft structures, nacelles, thrust reversers, interiors, auxiliary power units and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a loss on divestiture of $4,774 for the six months ended September 30, 2016.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Integrated Systems	$245,367	$261,481	$502,723	$520,052
Aerospace Structures	320,283	385,471	651,879	780,591
Precision Components	259,458	265,825	514,060	530,966
Product Support	85,826	73,777	170,025	148,522
Elimination of inter-segment sales	(36,165)	(31,780)	(70,665)	(65,719)
	$874,769	$954,774	$1,768,022	$1,914,412

Income before income taxes:
Operating income (expense):
Integrated Systems	$45,797	$51,100	$93,783	$101,657
Aerospace Structures	24,867	36,682	34,031	78,480
Precision Components	12,063	25,457	4,281	50,362
Product Support	14,265	9,125	28,324	19,112
Corporate	(26,506)	(12,317)	(43,207)	(31,698)
	70,486	110,047	117,212	217,913
Interest expense and other	17,896	15,631	36,023	33,747
	$52,590	$94,416	$81,189	$184,166

Depreciation and amortization:
Integrated Systems	$10,157	$10,139	$20,461	$20,657
Aerospace Structures	18,385	15,646	36,347	31,579
Precision Components	14,016	13,972	28,345	28,193
Product Support	2,452	2,428	4,936	4,890
Corporate	276	390	659	790
	$45,286	$42,575	$90,748	$86,109

Amortization of acquired contract liabilities, net:
Integrated Systems	$9,136	$10,011	$19,473	$20,512
Aerospace Structures	20,647	19,430	39,085	43,208
Precision Components	694	963	1,267	1,782
	$30,477	$30,404	$59,825	$65,502

Adjusted EBITDA:
Integrated Systems	$46,818	$51,228	$94,771	$101,802
Aerospace Structures	22,605	32,898	31,293	66,851
Precision Components	25,385	38,466	31,359	76,773
Product Support	16,717	11,553	33,260	24,002
Corporate	(21,456)	(11,927)	(37,774)	(28,045)
	$90,069	$122,218	$152,909	$241,383

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Capital expenditures:
Integrated Systems	$2,595	$6,012	$5,823	$9,865
Aerospace Structures	3,759	8,895	7,592	15,466
Precision Components	3,503	4,413	8,405	11,126
Product Support	703	711	1,333	1,333
Corporate	684	81	814	338
	$11,244	$20,112	$23,967	$38,128

	September 30, 2016	March 31, 2016
Total Assets:
Integrated Systems	$1,326,850	$1,371,178
Aerospace Structures	1,864,812	1,792,397
Precision Components	1,287,605	1,298,294
Product Support	347,089	350,674
Corporate	28,111	22,550
	$4,854,467	$4,835,093

During the three months ended September 30, 2016 and 2015, the Company had international sales of $182,706 and $188,308, respectively.
During the six months ended September 30, 2016 and 2015, the Company had international sales of $363,125 and $379,625, respectively.

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of September 30, 2016 and March 31, 2016, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2016 and 2015.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$651	$4,859	$30,705	$—	$36,215
Trade and other receivables, net	5,807	60,037	263,834	—	329,678
Inventories	—	1,331,212	117,807	—	1,449,019
Prepaid expenses and other	4,149	13,132	9,328	—	26,609
Total current assets	10,607	1,409,240	421,674	—	1,841,521
Property and equipment, net	7,438	722,839	127,344	—	857,621
Goodwill and other intangible assets, net	—	1,864,437	182,453	—	2,046,890
Other, net	16,165	70,631	21,639	—	108,435
Intercompany investments and advances	2,638,319	81,541	83,347	(2,803,207)	—
Total assets	$2,672,529	$4,148,688	$836,457	$(2,803,207)	$4,854,467

Current liabilities:
Current portion of long-term debt	$33,445	$13,929	$—	$—	$47,374
Accounts payable	7,571	370,046	39,811	—	417,428
Accrued expenses	49,107	468,697	33,157	—	550,961
Total current liabilities	90,123	852,672	72,968	—	1,015,763
Long-term debt, less current portion	1,349,670	67,045	151,600	—	1,568,315
Intercompany advances	249,698	2,190,333	361,051	(2,801,082)	—
Accrued pension and other postretirement benefits, noncurrent	7,732	610,942	1,923	—	620,597
Deferred income taxes and other	9,560	628,708	45,778	—	684,046
Total stockholders’ equity	965,746	(201,012)	203,137	(2,125)	965,746
Total liabilities and stockholders’ equity	$2,672,529	$4,148,688	$836,457	$(2,803,207)	$4,854,467

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$798,537	$96,802	$(20,570)	$874,769

Operating costs and expenses:
Cost of sales	—	615,237	78,765	(20,570)	673,432
Selling, general and administrative	13,654	49,607	7,068	—	70,329
Depreciation and amortization	277	40,794	4,215	—	45,286
Restructuring	7,740	2,495	227	—	10,462
Loss on divestiture	4,774	—	—	—	4,774
	26,445	708,133	90,275	(20,570)	804,283
Operating (loss) income	(26,445)	90,404	6,527	—	70,486
Intercompany interest and charges	(47,505)	45,269	2,236	—	—
Interest expense and other	17,737	2,487	(2,328)	—	17,896
Income before income taxes	3,323	42,648	6,619	—	52,590
Income tax expense	(430)	16,828	1,385	—	17,783
Net income	3,753	25,820	5,234	—	34,807
Other comprehensive loss	929	(1,574)	(6,821)	—	(7,466)
Total comprehensive income (loss)	$4,682	$24,246	$(1,587)	$—	$27,341

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$876,282	$95,355	$(16,863)	$954,774

Operating costs and expenses:
Cost of sales	—	667,591	80,103	(16,863)	730,831
Selling, general and administrative	11,908	49,803	9,610	—	71,321
Depreciation and amortization	389	37,766	4,420	—	42,575
	12,297	755,160	94,133	(16,863)	844,727
Operating (loss) income	(12,297)	121,122	1,222	—	110,047
Intercompany interest and charges	(50,709)	48,401	2,308	—	—
Interest expense and other	15,133	2,193	(1,695)	—	15,631
Income before income taxes	23,279	70,528	609	—	94,416
Income tax expense	5,487	26,196	1,121	—	32,804
Net income (loss)	17,792	44,332	(512)	—	61,612
Other comprehensive loss	(1,800)	(1,097)	(15,658)	—	(18,555)
Total comprehensive income (loss)	$15,992	$43,235	$(16,170)	$—	$43,057

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,615,964	$191,452	$(39,394)	$1,768,022

Operating costs and expenses:
Cost of sales	—	1,283,858	155,356	(39,394)	1,399,820
Selling, general and administrative	28,097	95,500	14,758	—	138,355
Depreciation and amortization	659	81,561	8,528	—	90,748
Restructuring	9,600	7,286	227	—	17,113
Loss on divestiture	4,774	—	—	—	4,774
	43,130	1,468,205	178,869	(39,394)	1,650,810
Operating (loss) income	(43,130)	147,759	12,583	—	117,212
Intercompany interest and charges	(99,069)	94,442	4,627	—	—
Interest expense and other	35,118	4,765	(3,860)	—	36,023
Income before income taxes	20,821	48,552	11,816	—	81,189
Income tax expense	1,619	22,117	2,912	—	26,648
Net income	19,202	26,435	8,904	—	54,541
Other comprehensive income (loss)	363	(3,146)	(21,618)	—	(24,401)
Total comprehensive income (loss)	$19,565	$23,289	$(12,714)	$—	$30,140

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,761,725	$181,492	$(28,805)	$1,914,412

Operating costs and expenses:
Cost of sales	—	1,339,900	151,830	(28,805)	1,462,925
Selling, general and administrative	25,060	102,241	17,301	—	144,602
Depreciation and amortization	789	72,808	12,512	—	86,109
Curtailment charge	2,863	—	—	—	2,863
	28,712	1,514,949	181,643	(28,805)	1,696,499
Operating (loss) income	(28,712)	246,776	(151)	—	217,913
Intercompany interest and charges	(104,300)	99,913	4,387	—	—
Interest expense and other	29,648	5,083	(984)	—	33,747
Income (loss) before income taxes	45,940	141,780	(3,554)	—	184,166
Income tax expense	5,476	52,590	1,757	—	59,823
Net income (loss)	40,464	89,190	(5,311)	—	124,343
Other comprehensive (loss) income	(781)	5,739	(4,725)	—	233
Total comprehensive income (loss)	$39,683	$94,929	$(10,036)	$—	$124,576

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,202	$26,435	$8,904	$—	$54,541

Adjustments to reconcile net income to net cash provided by (used in) operating activities	14,409	(219,316)	18,470	660	(185,777)
Net cash provided by (used in) operating activities	33,611	(192,881)	27,374	660	(131,236)
Capital expenditures	(814)	(17,154)	(5,999)	—	(23,967)
Proceeds from sale of assets	—	9,143	901	—	10,044
Acquisitions, net of cash acquired	—	9	—	—	9
Net cash used in investing activities	(814)	(8,002)	(5,098)	—	(13,914)
Net increase in revolving credit facility	252,396	—	—	—	252,396
Proceeds on issuance of debt	—	—	12,700	—	12,700
Retirements and repayments of debt	(14,206)	(7,228)	(52,400)	—	(73,834)
Payments of deferred financing costs	(11,079)	—	—	—	(11,079)
Dividends paid	(3,962)	—	—	—	(3,962)
Repayment of governmental grant	—	(14,570)	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(182)	—	—	—	(182)
Intercompany financing and advances	(256,657)	227,339	29,978	(660)	—
Net cash (used in) provided by financing activities	(33,690)	205,541	(9,722)	(660)	161,469
Effect of exchange rate changes on cash	—	—	(1,088)	—	(1,088)
Net change in cash and cash equivalents	(893)	4,658	11,466	—	15,231
Cash and cash equivalents at beginning of period	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of period	$651	$4,859	$30,705	$—	$36,215

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$40,464	$89,190	$(5,311)	$—	$124,343

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	4,328	(320,943)	7,972	5,845	(302,798)
Net cash provided by (used in) operating activities	44,792	(231,753)	2,661	5,845	(178,455)
Capital expenditures	(338)	(30,316)	(7,474)	—	(38,128)
Proceeds from sale of assets	—	1,408	153	—	1,561
Acquisitions, net of cash acquired	—	14	(6,000)	—	(5,986)
Net cash used in investing activities	(338)	(28,894)	(13,321)	—	(42,553)
Net increase in revolving credit facility	166,094	—	—	—	166,094
Proceeds on issuance of debt	—	6,497	101,800	—	108,297
Retirements and repayments of debt	(9,511)	(11,596)	(23,100)	—	(44,207)
Payments of deferred financing costs	(143)	—	—	—	(143)
Dividends paid	(3,943)	—	—	—	(3,943)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	(196,863)	265,639	(62,931)	(5,845)	—
Net cash (used in) provided by financing activities	(44,462)	260,540	15,769	(5,845)	226,002
Effect of exchange rate changes on cash	—	—	1,478	—	1,478
Net change in cash and cash equivalents	(8)	(107)	6,587	—	6,472
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$612	$312	$38,165	$—	$39,089

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

15.    RESTRUCTURING COSTS
Fiscal 2016 Restructuring
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150,000 to $160,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the three months ended September 30, 2016, the Company recorded charges of $14,202 related to this program including, accelerated depreciation of $3,740 and severance of $1,046. For the six months ended September 30, 2016, the Company recorded charges of $24,344 related to this program including, accelerated depreciation of $7,231 and severance of $1,098.
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the 2016 Restructuring Plan, along with a reconciliation of associated liability:

Type of expense:	Total estimated amount expected to be incurred
Termination benefits	$26,000
Facility closure and other exit costs (1)	40,000
Contract termination costs	25,000
Accelerated depreciation charges (2)	34,000
Other (3)	30,000
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The restructuring charges recognized for the three and six months ended September 30, 2016, by type and by segment consisted of the following:

	For the Three Months Ended September 30, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$445	$65	$—	$1,046
Facility closure and other exit costs	—	—	—	35	—	35
Other	—	960	612	68	7,741	9,381
Total Restructuring	286	1,210	1,057	168	7,741	10,462
Depreciation and amortization	47	—	3,549	144	—	3,740
Total	$333	$1,210	$4,606	$312	$7,741	$14,202

	For the Six Months Ended September 30, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$472	$90	$—	$1,098
Facility closure and other exit costs	—	—	247	35	—	282
Other	—	4,012	2,052	68	9,601	15,733
Total Restructuring	286	4,262	2,771	193	9,601	17,113
Depreciation and amortization	93	—	6,849	289	—	7,231
Total	$379	$4,262	$9,620	$482	$9,601	$24,344
Termination benefits include employee retention, severance and benefit payments for terminated employees. Facility closure costs include general operating costs incurred subsequent to production shutdown as well as equipment relocation and other associated costs. Contract termination costs include costs associated with terminating existing leases and supplier agreements. Other costs include legal, outplacement and employee relocation costs, and other employee-related costs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

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
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News) for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,774, which is included in Corporate. The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
Highlights for the second quarter of the fiscal year ending March 31, 2017 included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2017 were $874.8 million, compared to $954.8 million for the prior year period.

•	Operating income in the second quarter of fiscal 2017 was $70.5 million, compared to operating income of $110.0 million for the second quarter of fiscal 2016.

•	Net income for the second quarter of fiscal 2017 was $34.8 million, compared to net income of $61.6 million for the second quarter of fiscal 2016.

•	Backlog as of September 30, 2016 was $4.06 billion. Of our existing backlog of $4.06 billion, we estimate that approximately $1.85 billion will not be shipped by September 30, 2017.

•	Net income for the second quarter of fiscal 2017 was $0.70 per diluted common share, as compared to $1.25 per diluted share in the prior year period.

•	We used $131.2 million of cash flow from operating activities for the six months ended September 30, 2016, as compared to cash used in operations of $178.5 million in the comparable prior year period.
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities (the "2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150.0 million to $160.0 million related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the six months ended September 30, 2016, the Company recorded charges of $24.3 million related to this program, including accelerated depreciation of $0.0 million and severance of $1.1 million.
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
During the six months ended September 30, 2016, we incurred approximately $117.0 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
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
The program has continued to incur costs since March 2016 in support of development and transition to production and the Company is in commercial discussions with Bombardier regarding recovery of those costs.
Further cost increases or an inability to meet revised recurring cost forecasts, or an inability to reach a favorable resolution of cost recovery on the Bombardier program will likely result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
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
In January 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. We assessed the impact of the rate reduction and recorded an additional $161.4 million forward loss during the fiscal year ended March 31, 2016. Subsequently, in July 2016, Boeing announced that it was reasonably possible that they could end production on the 747-8 program if the demand for the program did not improve. If this were to occur, we could potentially claw-back a portion of the aforementioned forward loss. Additional costs associated with exiting the facilities where the 747-8 program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors have been included in the 2016 Restructuring Plan.

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
During the quarter ended June 30, 2016, we settled the strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter, resulting in a charge of $15.7 million. Our union employees with UAW Local 848 at our Red Oak, Texas facility and UAW Local 952 at our Tulsa, Oklahoma facility are currently working without a contract. If we are unable to negotiate a contract with each of those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of an additional strike.
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
Set forth below are descriptions of the financial items that have been excluded from our income from continuing operations to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

•
Divestitures may be useful for investors to consider because they reflect gains or losses from sale of operating units. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$34,807	$61,612	$54,541	$124,343
Loss on divestiture	4,774	—	4,774	—
Curtailment charge	—	—	—	2,863
Amortization of acquired contract liabilities, net	(30,477)	(30,404)	(59,825)	(65,502)
Depreciation and amortization	45,286	42,575	90,748	86,109
Interest expense and other	17,896	15,631	36,023	33,747
Income tax expense	17,783	32,804	26,648	59,823
Adjusted EBITDA	$90,069	$122,218	$152,909	$241,383

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$70,486	$45,797	$24,867	$12,063	$14,265	$(26,506)
Loss on divestiture	4,774	—	—	—	—	4,774
Amortization of acquired contract liabilities, net	(30,477)	(9,136)	(20,647)	(694)	—	—
Depreciation and amortization	45,286	10,157	18,385	14,016	2,452	276
Adjusted EBITDA	$90,069	$46,818	$22,605	$25,385	$16,717	$(21,456)

	Three Months Ended September 30, 2015
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$110,047	$51,100	$36,682	$25,457	$9,125	$(12,317)
Amortization of acquired contract liabilities, net	(30,404)	(10,011)	(19,430)	(963)	—	—
Depreciation and amortization	42,575	10,139	15,646	13,972	2,428	390
Adjusted EBITDA	$122,218	$51,228	$32,898	$38,466	$11,553	$(11,927)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$117,212	$93,783	$34,031	$4,281	$28,324	$(43,207)
Loss on divestiture	4,774	—	—	—	—	4,774
Amortization of acquired contract liabilities, net	(59,825)	(19,473)	(39,085)	(1,267)	—	—
Depreciation and amortization	90,748	20,461	36,347	28,345	4,936	659
Adjusted EBITDA	152,909	$94,771	$31,293	$31,359	$33,260	$(37,774)

	Six Months Ended September 30, 2015
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$217,913	101,657	$78,480	$50,362	$19,112	$(31,698)
Curtailment charge	2,863	—	—	—	—	2,863
Amortization of acquired contract liabilities, net	(65,502)	(20,512)	(43,208)	(1,782)	—	—
Depreciation and amortization	86,109	20,657	31,579	28,193	4,890	790
Adjusted EBITDA	$241,383	$101,802	$66,851	$76,773	$24,002	$(28,045)
Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net sales	$874,769	$954,774
Segment operating income	$96,992	$122,364
Corporate expense	(26,506)	(12,317)
Total operating income	70,486	110,047
Interest expense and other	17,896	15,631
Income tax expense	17,783	32,804
Net income	$34,807	$61,612
Net sales decreased by $(80.0) million, or (8.4)%, to $874.8 million for the three months ended September 30, 2016, from $954.8 million for the three months ended September 30, 2015. The acquisition of Fairchild contributed $9.5 million in net sales. Organic sales decreased $89.5 million, or 9.4%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 and C-17 programs. Net sales for the three months ended September 30, 2016, included $3.6 million in total non-recurring revenues, as compared to $12.6 million in non-recurring revenues for the three months ended September 30, 2015.
Cost of sales decreased $(57.4) million, or (7.9)%, to $673.4 million for the three months ended September 30, 2016, from $730.8 million for the three months ended September 30, 2015. The acquisition of Fairchild contributed $6.7 million to cost of sales. Organic cost of sales decreased $64.1 million, or 8.1%, due to the decrease in organic sales mentioned above. The comparable organic gross margin for the three months ended September 30, 2016 was 22.0%, as compared to 22.7%.
Gross margin included cumulative catch-up adjustments on long-term contracts which were balanced between positive and negative variances. The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($49.9 million) and gross unfavorable adjustments ($49.9 million), which includes the recapture of previously recognized forward losses on the 747-8 program of $36.8 million. This amount includes the correction of an immaterial error in the amount of $24.5 million

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

recorded during the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2015 included net unfavorable cumulative catch-up adjustments ($6.8 million).

Segment operating income decreased by $25.4 million, or (35.6)%, to $97.0 million for the three months ended September 30, 2016, from $122.4 million for the three months ended September 30, 2015. The acquisition of Fairchild contributed $0.4 million to segment operating income. Organic segment operating income decreased $25.8 million. Organic operating income for the three months September 30, 2016, decreased due to the decrease in the gross margin as noted above and included costs related to the 2016 Restructuring Plan of $2.7 million.
Corporate expenses were $26.5 million for the three months ended September 30, 2016, as compared to $12.3 million for the three months ended September 30, 2015. The increase in corporate expenses of $14.2 million, or 115.2%, was impacted by the 2016 Restructuring Plan charges of $7.7 million and the loss on sale of assets of $4.8 million.

Interest expense and other increased by $2.3 million, or 14.5%, to $17.9 million for the three months ended September 30, 2016, compared to $15.6 million for the three months ended September 30, 2015, due to increased debt levels.
The effective income tax rate for the three months ended September 30, 2016 was 33.8% compared to 34.7% for the three months ended September 30, 2015. As of September 30, 2016, we are in a three year cumulative book loss position and have recorded a valuation allowance against substantially all of our net deferred tax assets given this evidence and the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. For the three months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1.5 million related to the capital loss generated from the divestiture of TAS-Newport News. For the three months ended September 30, 2015, the income tax provision included the benefit related to the effects of transfer pricing adjustments ($0.4 million). For the fiscal year ending March 31, 2017, the Company expects its effective tax rate to be approximately 18.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 8.

Business Segment Performance - Three months ended September 30, 2016 compared to three months ended September 30, 2015
Effective April 1, 2016, we realigned the way we report our financial performance based on the following four reportable segments: the Integrated Systems, the Aerospace Structures, the Precision Components and the Product Support segments. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to our Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, our Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Integrated Systems, Aerospace Structures and Precision Components segments.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
	2016	2015
Integrated Systems
Commercial aerospace	14.7%	13.8%
Military	9.4%	9.8%
Business Jets	1.4%	1.9%
Regional	1.2%	0.9%
Non-aviation	1.1%	0.9%
Total Integrated Systems net sales	27.8%	27.3%
Aerospace Structures
Commercial aerospace	17.7%	23.6%
Military	4.3%	6.0%
Business Jets	13.8%	15.0%
Regional	—%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	35.8%	44.6%
Precision Components
Commercial aerospace	18.7%	13.7%
Military	4.8%	4.4%
Business Jets	2.1%	1.5%
Regional	0.7%	0.4%
Non-aviation	0.4%	0.5%
Total Precision Components net sales	26.7%	20.5%
Product Support
Commercial aerospace	7.4%	5.9%
Military	1.4%	1.2%
Regional	0.9%	0.5%
Non-aviation	—%	—%
Total Product Support net sales	9.7%	7.6%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

	Three Months Ended September 30,			% of Total Sales
	2016	2015	% Change	2016	2015
	(in thousands)
NET SALES
Integrated Systems	$245,367	$261,481	(6.2)%	28.0%	27.4%
Aerospace Structures	320,283	385,471	(16.9)%	36.6%	40.4%
Precision Components	259,458	265,825	(2.4)%	29.7%	27.8%
Product Support	85,826	73,777	16.3%	9.8%	7.7%
Elimination of inter-segment sales	(36,165)	(31,780)	13.8%	(4.1)%	(3.3)%
Total Net Sales	$874,769	$954,774	(8.4)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$45,797	$51,100	(10.4)%	18.7%	19.5%
Aerospace Structures	24,867	36,682	(32.2)%	7.8%	9.5%
Precision Components	12,063	25,457	(52.6)%	4.6%	9.6%
Product Support	14,265	9,125	56.3%	16.6%	12.4%
Corporate	(26,506)	(12,317)	(115.2)%	n/a	n/a
Total Operating Income	$70,486	$110,047	(35.9)%	8.1%	11.5%

	Three Months Ended September 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
Adjusted EBITDA
Integrated Systems	$46,818	$51,228	(8.6)%	19.1%	19.6%
Aerospace Structures	22,605	32,898	(31.3)%	7.1%	8.5%
Precision Components	25,385	38,466	(34.0)%	9.8%	14.5%
Product Support	16,717	11,553	44.7%	19.5%	15.7%
Corporate	(21,456)	(11,927)	(79.9)%	n/a	n/a
	$90,069	$122,218	(26.3)%	10.3%	12.8%

Integrated Systems: Integrated Systems net sales decreased by $16.1 million, or (6.2)%, to $245.4 million for the three months ended September 30, 2016, from $261.5 million for the three months ended September 30, 2015. Organic sales decreased $25.6 million, or 9.8%. The Fairchild acquisition contributed $9.5 million in net sales. Organic sales declined primarily due to decreased in the rotocraft market and the spares aftermarket and impacted by fluctuations in foreign currency exchange rates primarily due to changes in the British pound sterling, approximately $5.0 million.
Integrated Systems cost of sales decreased by $11.0 million, or (6.4)%, to $161.2 million for the three months ended September 30, 2016, from $172.2 million for the three months ended September 30, 2015. Organic cost of sales decreased $17.7 million, or 10.3%, the Fairchild acquisition contributed $6.7 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. The comparable organic gross margin for the three months ended September 30, 2016 was 34.5% compared with 34.1% for the three months ended September 30, 2015. The improvement in the organic gross margin is indicative of our efforts in cost reduction initiatives.
Integrated Systems operating income decreased by $5.3 million, or (10.4)%, to $45.8 million for the three months ended September 30, 2016, from $51.1 million for the three months ended September 30, 2015. Operating income decreased for the three months ended September 30, 2016, due to the decreased sales as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 18.7% for the three months ended September 30, 2016, as compared to 19.5% for the three months ended September 30, 2015, being impacted by the Fairchild acquisition, whose margins are below the segment average. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $65.2 million, or (16.9)%, to $320.3 million for the three months ended September 30, 2016, from $385.5 million for the three months ended September 30, 2015. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs and partially offset by rate increases on 767/Tanker program. Net sales for the three months ended September 30, 2016 included $3.6 million in

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

total non-recurring revenues, as compared to $12.6 million in total non-recurring revenues for the three months ended September 30, 2015.
Aerospace Structures cost of sales decreased by $56.0 million, or (17.3)%, to $267.7 million for the three months ended September 30, 2016, from $323.7 million for the three months ended September 30, 2015. The comparable gross margin for the three months ended September 30, 2016 was 16.4% compared with 16.0% for the three months ended September 30, 2015, which included forward losses on programs other than 747-8.
Aerospace Structures cost of sales for the three months ended September 30, 2016 included cumulative catch-up adjustments were balanced between positive and negative variances. The cumulative catch-up adjustments to gross margin for the three months ended September 30, 2016 included gross favorable adjustments ($49.9 million) and gross unfavorable adjustments ($49.9 million) which includes the recapture of previously recognized forward losses on the 747-8 program of $36.8 million. This amount includes the correction of an immaterial error in the amount of $24.5 million recorded during the three months ended September 30, 2016. Segment cost of sales for the three months ended September 30, 2015 included net unfavorable cumulative catch-up adjustments ($6.8 million).
Aerospace Structures operating income decreased by $11.8 million, or (32.2)%, to $24.9 million for the three months ended September 30, 2016, from $36.7 million for the three months ended September 30, 2015. Operating income decreased for the three months ended September 30, 2016, due to the decreased sales noted above. Additionally, amortization increased ($1.9 million) due to the amortization of the Vought tradename. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 7.8% for the six months ended September 30, 2016, as compared to 9.5% for the six months ended September 30, 2015, due to the decrease in operating income as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components: Precision Components net sales decreased by $6.4 million, or (2.4)%, to $259.5 million for the three months ended September 30, 2016, from $265.8 million for the three months ended September 30, 2015. The decline in sales was driven primarily by production rate reductions on Boeing Commercial and price reductions due to changes in model mix, partially offset by increased production rates on the A350 program.
Precision Components cost of sales increased by $5.3 million, or 2.5%, to $218.2 million for the three months ended September 30, 2016, from $212.9 million for the three months ended September 30, 2015. Gross margin for the three months ended September 30, 2016 was 15.9%, compared with 19.9% for the three months ended September 30, 2015, the decrease is due to start-up costs related to the A350 and other new programs and changes in sales mix.
Precision Components operating income decreased by $13.4 million, or (52.6)%, to $12.1 million for the three months ended September 30, 2016, from $25.5 million for the three months ended September 30, 2015. Operating income decreased due to the decreased sales and restructuring ($4.6 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components operating income as a percentage of segment sales decreased to 4.6% for the three months ended September 30, 2016, as compared to 9.6% for the three months ended September 30, 2015, due to the sales and restructuring noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Product Support: Product Support net sales increased by $12.0 million, or 16.3%, to $85.8 million for the three months ended September 30, 2016, from $73.8 million for the three months ended September 30, 2015. Sales increased due to key wins in structures, interiors, and accessories.
Product Support cost of sales increased by $8.7 million, or 16.2%, to $62.5 million for the three months ended September 30, 2016, from $53.8 million for the three months ended September 30, 2015. Cost of sales increased due to the increased sales noted above. Gross margin for the three months ended September 30, 2016 was 27.2% compared to 27.1% for the three months ended September 30, 2015.
Product Support operating income increased by $5.1 million, or 56.3%, to $14.3 million for the three months ended September 30, 2016, from $9.1 million for the three months ended September 30, 2015. Operating income increased due to sales factors noted above and the prior year period included an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support operating income as a percentage of segment sales increased to 16.6% for the three months ended September 30, 2016, as compared to 12.4% for the three months ended September 30, 2015, due to the increased sales noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Six months ended September 30, 2016 compared to six months ended September 30, 2015

	Six Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net sales	$1,768,022	$1,914,412
Segment operating income	$160,419	$249,611
Corporate expense	(43,207)	(31,698)
Total operating income	117,212	217,913
Interest expense and other	36,023	33,747
Income tax expense	26,648	59,823
Net income	$54,541	$124,343

Net sales decreased by $146.4 million, or 7.6%, to $1.77 billion for the six months ended September 30, 2016, from $1.91 billion for the six months ended September 30, 2015. The acquisition of Fairchild contributed $20.2 million in net sales. Organic sales decreased $166.6 million, or 8.2%, due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 and A330 programs. Net sales for the six months ended September 30, 2016, included $10.3 million in total non-recurring revenues, as compared to $14.4 million in non-recurring revenues for the six months ended September 30, 2015.
Cost of sales decreased $63.1 million, or 4.3%, to $1.40 billion for the six months ended September 30, 2016, from $1.46 billion for the six months ended September 30, 2015. The acquisition of Fairchild contributed $13.5 million to cost of sales. Organic cost of sales decreased $76.6 million, or 4.8%, due to the decrease in organic sales mentioned above. In addition, results for the six months ended September 30, 2016, were negatively impacted by a provision for forward losses of $34.3 million on the high altitude long endurance unmanned aircraft system (UAS), Gulfstream G450/550 and A350 programs and the strike at our Spokane, Washington facility resulted in charges of $15.7 million. Excluding the impact of the provision for forward losses in the current year and the effect of the strike, the comparable organic gross margin for the six months ended September 30, 2016 was 21.9%, as compared to 22.8%.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($20.7 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($46.1 million) and gross unfavorable adjustments ($66.8 million). The cumulative catch-up adjustments for the six months ended September 30, 2016 were mainly due to forward losses and correction of error mentioned above, offset by the recapture of previously recognized forward losses on the 747-8 program of $36.8 million. This amount includes the correction of an immaterial error in the amount of $12.7 million recorded during the six months ended September 30, 2016. Gross margin for the six months ended September 30, 2015 included net unfavorable cumulative catch-up adjustments ($6.3 million).

Segment operating income decreased by $89.2 million, or 60.3%, to $160.4 million for the six months ended September 30, 2016, from $249.6 million for the six months ended September 30, 2015. The acquisition of Fairchild contributed $1.4 million to segment operating income. Organic segment operating income decreased $90.6 million. Organic operating income for the six months September 30, 2016, decreased due to the decrease in the gross margins as noted above and included costs related to the 2016 Restructuring Plan of $7.5 million.
Corporate expenses were $43.2 million for the six months ended September 30, 2016, as compared to $31.7 million for the six months ended September 30, 2015. The increase in corporate expenses of $11.5 million, or (36.3)%, was due to the 2016 Restructuring Plan charges of $9.6 million in the current year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other increased by $2.3 million, or 6.7%, to $36.0 million for the six months ended September 30, 2016, compared to $33.7 million for the six months ended September 30, 2015, due to increased debt levels.
The effective income tax rate for the six months ended September 30, 2016 was 32.8% compared to 32.5% for the six months ended September 30, 2015. As of June 30, 2016, we are in a three year cumulative book loss position and have recorded a valuation allowance against substantially all of our net deferred tax assets given this evidence and the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. For the six months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1.5 million related to the capital loss generated from the divestiture of TAS-Newport News. For the six months ended September 30, 2015, the income tax provision reflected the benefit from the decrease of the state deferred tax rate ($4.2 million). For the fiscal year ending March 31, 2017, the Company expects its effective tax rate to be approximately 18.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 8.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Six months ended September 30, 2016 compared to six months ended September 30, 2015

	Six Months Ended September 30,
	2016	2015
Integrated Systems
Commercial aerospace	15.1%	13.6%
Military	9.5%	9.9%
Business Jets	1.5%	1.7%
Regional	1.0%	0.9%
Non-aviation	1.2%	1.0%
Total Integrated Systems net sales	28.3%	27.1%
Aerospace Structures
Commercial aerospace	17.4%	23.4%
Military	5.3%	6.2%
Business Jets	13.4%	15.1%
Regional	—%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	36.1%	44.7%
Precision Components
Commercial aerospace	18.5%	13.8%
Military	4.7%	4.3%
Business Jets	2.0%	1.6%
Regional	0.6%	0.4%
Non-aviation	0.3%	0.5%
Total Precision Components net sales	26.1%	20.6%
Product Support
Commercial aerospace	7.3%	5.9%
Military	1.5%	1.3%
Regional	0.7%	0.4%
Non-aviation	—%	—%
Total Product Support net sales	9.5%	7.6%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market. We recently have experienced an increase in our business jet end market due to the acquisition of the Tulsa Programs and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Total Sales
	2016	2015	% Change	2016	2015
	(in thousands)
NET SALES
Integrated Systems	$502,723	$520,052	(3.3)%	28.4%	27.2%
Aerospace Structures	651,879	780,591	(16.5)%	36.9%	40.8%
Precision Components	514,060	530,966	(3.2)%	29.1%	27.7%
Product Support	170,025	148,522	14.5%	9.6%	7.8%
Elimination of inter-segment sales	(70,665)	(65,719)	7.5%	(4.0)%	(3.4)%
Total Net Sales	$1,768,022	$1,914,412	(7.6)%	100.0%	100.1%

	Six Months Ended September 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$93,783	$101,657	(7.7)%	18.7%	19.5%
Aerospace Structures	34,031	78,480	(56.6)%	5.2%	10.1%
Precision Components	4,281	50,362	(91.5)%	0.8%	9.5%
Product Support	28,324	19,112	48.2%	16.7%	12.9%
Corporate	(43,207)	(31,698)	(36.3)%	n/a	n/a
Total Operating Income	$117,212	$217,913	(46.2)%	6.6%	11.4%

	Six Months Ended September 30,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
Adjusted EBITDA
Integrated Systems	$94,771	$101,802	(6.9)%	18.9%	19.6%
Aerospace Structures	31,293	66,851	(53.2)%	4.8%	8.6%
Precision Components	31,359	76,773	(59.2)%	6.1%	14.5%
Product Support	33,260	24,002	38.6%	19.6%	16.2%
Corporate	(37,774)	(28,045)	(34.7)%	n/a	n/a
	$152,909	$241,383	(36.7)%	8.6%	12.6%

Integrated Systems: Integrated Systems net sales decreased by $17.3 million, or 3.3%, to $502.7 million for the six months ended September 30, 2016, from $520.1 million for the six months ended September 30, 2015. Organic sales decreased $37.5 million, or 7.2%. The Fairchild acquisition contributed $20.2 million in net sales. Organic sales declined primarily due to decreased in the rotocraft market and the spares aftermarket and impacted by fluctuations in foreign currency exchange rates primarily due to changes in the British pound sterling, approximately $5.0 million.
Integrated Systems cost of sales decreased by $11.6 million, or 3.4%, to $331.8 million for the six months ended September 30, 2016, from $343.4 million for the six months ended September 30, 2015. Organic cost of sales decreased $25.1 million, or 7.3%, the Fairchild acquisition contributed $13.5 million in cost of sales. The organic cost of sales decreased due to the decrease in net sales noted above. The comparable organic gross margin for the six months ended September 30, 2016 was 34.0% compared with 34.0% for the six months ended September 30, 2015.
Integrated Systems operating income decreased by $7.9 million, or 7.7%, to $93.8 million for the six months ended September 30, 2016, from $101.7 million for the six months ended September 30, 2015. Operating income decreased for the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

six months ended September 30, 2016, due to the decreased sales as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 18.7% for the six months ended September 30, 2016, as compared to 19.5% for the six months ended September 30, 2015, being impacted by the Fairchild acquisition, whose margins are below the segment average. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $128.7 million, or 16.5%, to $651.9 million for the six months ended September 30, 2016, from $780.6 million for the six months ended September 30, 2015. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs and partially offset by rate increases on 767/Tanker program. Net sales for the six months ended September 30, 2016 included $10.3 million in total non-recurring revenues, as compared to $12.6 million in total non-recurring revenues for the six months ended September 30, 2015.
Aerospace Structures cost of sales decreased by $86.5 million, or 13.3%, to $565.9 million for the six months ended September 30, 2016, from $652.4 million for the six months ended September 30, 2015. The cost of sales were negatively impacted by the decreased sales as noted above and by a provision for forward losses of $34.3 million on the UAS, Gulfstream G450/550 and A350 programs, offset by the recapture of previously recognized forward losses on the 747-8 program of $36.8 million. This amount includes the correction of an immaterial error in the amount of $12.7 million recorded during the six months ended September 30, 2016. The comparable gross margin for the six months ended September 30, 2016 was 13.2% compared with 16.4% for the six months ended September 30, 2015.
Aerospace Structures cost of sales for the six months ended September 30, 2016 included net unfavorable cumulative catch-up adjustments ($20.7 million). The cumulative catch-up adjustments to gross margin for the six months ended September 30, 2016 included gross favorable adjustments ($46.1 million) and gross unfavorable adjustments ($66.8 million). The cumulative catch-up adjustments for the six months ended September 30, 2016, were mainly due to forward losses and correction of error mentioned above. Segment cost of sales for the six months ended September 30, 2015 included net unfavorable cumulative catch-up adjustments ($6.3 million).
Aerospace Structures operating income decreased by $44.4 million, or 56.6%, to $34.0 million for the six months ended September 30, 2016, from $78.5 million for the six months ended September 30, 2015. Operating income decreased for the six months ended September 30, 2016, due to the decreased sales and forward losses included in cost of sales noted above. Additionally, amortization increased ($3.8 million) due to the amortization of the Vought tradename. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 5.2% for the six months ended September 30, 2016, as compared to 10.1% for the six months ended September 30, 2015, due to the decrease in operating income as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components: Precision Components net sales decreased by $16.9 million, or 3.2%, to $514.1 million for the six months ended September 30, 2016, from $531.0 million for the six months ended September 30, 2015. The decline in sales was primarily driven by production rate reductions on Boeing Commercial and Gulfstream G450/550 and price reductions due to changes in model mix, partially offset by increased production rates on the A350 program.
Precision Components cost of sales increased by $25.7 million, or 6.1%, to $449.3 million for the six months ended September 30, 2016, from $423.6 million for the six months ended September 30, 2015. The cost of sales increased due to the strike at our Spokane, Washington facility ($15.7 million), start-up costs related to the A350 and other new programs, also changes in sales mix. Gross margin for the six months ended September 30, 2016 was 12.6%, compared with 20.2% for the six months ended September 30, 2015.
Precision Components operating income decreased by $46.1 million, or 91.5%, to $4.3 million for the six months ended September 30, 2016, from $50.4 million for the six months ended September 30, 2015. Operating income decreased due to the decreased sales and the increased cost of sales as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components operating income as a percentage of segment sales decreased to 0.8% for the six months ended September 30, 2016, as compared to 9.5% for the six months ended September 30, 2015, due to the sales and cost of sales factors as noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support: Product Support net sales increased by $21.5 million, or 14.5%, to $170.0 million for the six months ended September 30, 2016, from $148.5 million for the six months ended September 30, 2015. Sales increased due to key wins in structures, interiors, and accessories.
Product Support cost of sales increased by $14.3 million, or 13.1%, to $123.5 million for the six months ended September 30, 2016, from $109.3 million for the six months ended September 30, 2015. Cost of sales increased due to the increased sales noted above. Gross margin for the six months ended September 30, 2016 was 27.3% compared to 26.4% for the six months ended September 30, 2015, due to the sale mix and greater efficiency driven by the higher volume.
Product Support operating income increased by $9.2 million, or 48.2%, to $28.3 million for the six months ended September 30, 2016, from $19.1 million for the six months ended September 30, 2015. Operating income increased due to sales factors as noted above and the prior year period included an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales increased to 16.7% for the six months ended September 30, 2016, as compared to 12.9% for the six months ended September 30, 2015, due to the increased sales noted above. These same factors contributed to the increase in Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2016, we used approximately $131.2 million of cash flows from operating activities, used approximately $13.9 million in investing activities and received approximately $161.5 million in financing activities.
Cash flows used in operating activities for the six months ended September 30, 2016 were $131.2 million, compared to cash flows used in operating activities for the six months ended September 30, 2015 of $178.5 million. During the six months ended September 30, 2016, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($201.4 million) driven by pre-production costs, net spending on the Tulsa Programs discussed below and a $5.5 million payment related to a previously resolved legal settlement offset by increased receipts from customers and others related to the acceleration of cash receipts through the Receivables Purchase Agreement ($271.6 million), as defined below.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the six months ended September 30, 2016, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $96.6 million and $20.5 million, respectively. Net spending on the Tulsa Programs for the six months ended September 30, 2016 was approximately $46.8 million. Additionally, production inventory build, including build ahead on several programs subject to relocation, was approximately $9.1 million. Unliquidated progress payments netted against inventory decreased $28.7 million, due to timing of receipts.
Cash flows used in investing activities for the six months ended September 30, 2016 decreased $28.6 million from the six months ended September 30, 2015. Cash flows used in investing activities for the six months ended September 30, 2016, included capital expenditures ($24.0 million). The six months ended September 30, 2015 included cash used in investing activities included a payment to settle a working capital adjustment related to the GE acquisition ($6.0 million) and capital expenditures ($38.1 million).
Cash flows provided by financing activities for the six months ended September 30, 2016 were $161.5 million, compared to cash flows used in financing activities for the six months ended September 30, 2015 of $226.0 million. Cash flows provided by financing activities for the six months ended September 30, 2016 and 2015, respectively, included additional borrowings on our Credit Facility (as defined below) to fund operations.
As of September 30, 2016, $299.0 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On September 30, 2016, an aggregate amount of approximately $392.4 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

At September 30, 2016, there was $151.6 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.
On March 28, 2016, the Company entered into a Purchase Agreement (the "Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90.0 million. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of September 30, 2016 and June 30, 2016, the Company sold $64.3 million and $89.9 million, respectively, worth of eligible accounts receivable.
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
In October 2016, the Company entered into a Seventh Amendment to the Third Amended and Restated Credit Agreement, among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Seventh Amendment” and the Existing Credit Agreement, as amended by the Seventh Amendment, the “Credit Agreement”). Specifically, the Existing Credit Agreement was amended to, among other things, (i) modify certain financial covenants to allow for the add-back of certain cash and non-cash charges, (ii) increase the maximum permitted total leverage ratio and senior secured leverage ratio financial covenants commencing with the fiscal quarter ended September 30, 2016 through the fiscal quarter ending June 30, 2017, (iii) permit the sale of certain specified assets so long as the Company applies 65% of the net proceeds received from such sales to the outstanding term loan, pro rata across all maturities, (iv) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions, (v) increase the interest rate and letter of credit fee pricing provisions for several of the lower tiers of the pricing grid, (vi) establish the interest rate, commitment fee and letter of credit fee pricing at the highest pricing tier until the Company delivers its compliance certificate for its fiscal quarter ending September 30, 2017, and (vii) extend the period during which the increased minimum revolver availability threshold test and the decreased maximum senior secured leverage ratio threshold test are in effect in connection with the Company making certain permitted investments, certain additional permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness to the date the Company delivers its compliance certificate for the fiscal quarter ending September 30, 2017.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,628,923	$47,374	$250,295	$1,019,985	$311,269
Debt interest (2)	231,747	45,661	90,743	73,493	21,850
Operating leases	154,953	26,973	43,580	29,980	54,420
Purchase obligations	1,740,682	1,228,362	495,843	15,581	896
Total	$3,756,305	$1,348,370	$880,461	$1,139,039	$388,435

(1) Included in the Company’s balance sheet at September 30, 2016.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $9.2 million as of September 30, 2016, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
For the fiscal year ending March 31, 2017, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we are continuously evaluating various acquisition and divestiture opportunities, while opportunistically buying back shares to return capital to our shareholders. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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
As of September 30, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 6. Exhibits.

Exhibit 10.1	Employment agreement between Triumph Group, Inc. and Jame F. McCabe, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 27, 2016).
Exhibit 10.2	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2016 and 2015; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	November 9, 2016
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	November 9, 2016
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 9, 2016
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment agreement between Triumph Group, Inc. and Jame F. McCabe, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 27, 2016).
10.2	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016.
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.