Form 10-Q
period 2016-12-31
TRIUMPH GROUP INC
filed 2017-02-02
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2016

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

Common Stock, par value $0.001 per share, 49,573,029 shares outstanding as of February 1, 2017.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,461	$20,984
Trade and other receivables, less allowance for doubtful accounts of $6,710 and $6,492	307,853	444,208
Inventories, net of unliquidated progress payments of $109,334 and $123,155	1,474,054	1,236,190
Prepaid and other current assets	23,564	41,259
Assets held for sale	77,235	—
Total current assets	1,918,167	1,742,641
Property and equipment, net	820,177	889,734
Goodwill	1,407,532	1,444,254
Intangible assets, net	605,248	649,612
Other, net	107,796	108,852
Total assets	$4,858,920	$4,835,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$187,731	$42,441
Accounts payable	403,921	410,225
Accrued expenses	561,817	683,208
Liabilities related to assets held for sale	14,125	—
Total current liabilities	1,167,594	1,135,874
Long-term debt, less current portion	1,470,649	1,374,879
Accrued pension and other postretirement benefits	599,089	664,664
Deferred income taxes	82,322	62,453
Other noncurrent liabilities	558,450	662,279
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,557,751 and 49,328,999 shares outstanding	51	51
Capital in excess of par value	843,607	851,102
Treasury stock, at cost, 2,903,169 and 3,131,921 shares	(184,668)	(199,415)
Accumulated other comprehensive loss	(386,471)	(347,162)
Retained earnings	708,297	630,368
Total stockholders’ equity	980,816	934,944
Total liabilities and stockholders’ equity	$4,858,920	$4,835,093

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net sales	$844,863	$913,866	$2,612,885	$2,828,278
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	653,199	691,812	2,052,900	2,154,737
Selling, general and administrative	66,750	65,676	205,222	210,278
Depreciation and amortization	44,331	41,028	135,080	127,137
Impairment charge	—	229,200	—	229,200
Restructuring costs	11,067	—	28,180	—
Legal settlement charge, net of expenses	—	12,400	—	12,400
Loss on divestiture and assets held for sale	14,350	—	19,124	—
Curtailment charge	—	—	—	2,863
	789,697	1,040,116	2,440,506	2,736,615
Operating income (loss)	55,166	(126,250)	172,379	91,663
Interest expense and other	19,698	15,792	55,721	49,539
Income (loss) before income taxes	35,468	(142,042)	116,658	42,124
Income tax expense (benefit)	6,136	(53,393)	32,786	6,429
Net income (loss)	$29,332	$(88,649)	$83,872	$35,695

Earnings per share—basic:	$0.59	$(1.80)	$1.70	$0.73

Weighted-average common shares outstanding—basic	49,329	49,228	49,294	49,213

Earnings per share—diluted:	$0.59	$(1.80)	$1.70	$0.72

Weighted-average common shares outstanding—diluted	49,440	49,228	49,421	49,312

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$29,332	$(88,649)	$83,872	$35,695
Other comprehensive loss:
Foreign currency translation adjustment	(15,066)	(9,146)	(36,684)	(13,871)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes of ($4,657) for the three months ended and ($4,868) for the nine months ended, respectively	—	7,944	—	8,305
Actuarial gain, net of taxes of ($3,110)	—	—	—	5,306
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of ($489) and ($244) for the three months ended and ($1,466) and ($1,118) for the nine months ended, respectively	834	416	2,507	1,837
Recognized prior service credits, net of taxes of $1,408 and $1,084 for the three months ended and $4,225 and $1,875 for the nine months ended, respectively	(2,407)	(1,850)	(7,226)	(3,199)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,573)	6,510	(4,719)	12,249
Cash flow hedges:
Unrealized gain arising during period, net of tax of ($1,047) and ($1,278) for the three months ended and ($1,285) and ($795) for the nine months ended, respectively	1,726	2,177	2,100	1,423
Reclassification of gain included in net earnings, net of tax of ($3) and $9 for the three months ended and $2 and $7 for the nine months ended, respectively	5	(16)	(6)	(43)
Net unrealized gain on cash flow hedges, net of tax	1,731	2,161	2,094	1,380
Total other comprehensive loss	(14,908)	(475)	(39,309)	(242)
Total comprehensive income (loss)	$14,424	$(89,124)	$44,563	$35,453

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Nine Months Ended December 31,
	2016	2015

Operating Activities
Net income	$83,872	$35,695
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	135,080	127,137
Impairment charge	—	229,200
Amortization of acquired contract liabilities	(89,031)	(99,928)
Loss on divestiture and assets held for sale	19,124	—
Curtailment charge	—	2,863
Other amortization included in interest expense	4,070	2,924
Provision for doubtful accounts receivable	14	1,640
Provision for deferred income taxes	18,703	2,687
Employee stock-based compensation	6,140	1,908
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	102,915	32,551
Inventories	(323,389)	(366,891)
Prepaid expenses and other current assets	15,876	1,557
Accounts payable and accrued expenses	(71,232)	(91,786)
Accrued pension and other postretirement benefits	(72,813)	(60,648)
Other	(1,980)	6,372
Net cash used in operating activities	(172,651)	(174,719)
Investing Activities
Capital expenditures	(33,123)	(63,363)
Proceeds from sale of assets	23,185	1,836
Acquisitions, net of cash acquired	9	(53,955)
Net cash used in investing activities	(9,929)	(115,482)
Financing Activities
Net increase in revolving credit facility	316,121	245,448
Proceeds from issuance of long-term debt and capital leases	12,901	131,897
Repayment of debt and capital lease obligations	(95,744)	(67,455)
Payment of deferred financing costs	(14,012)	(171)
Dividends paid	(5,944)	(5,916)
Repayment of government grant	(14,570)	(5,000)
Repurchase of restricted shares for minimum tax obligation	(182)	(96)
Net cash provided by financing activities	198,570	298,707
Effect of exchange rate changes on cash	(1,513)	567
Net change in cash	14,477	9,073
Cash and cash equivalents at beginning of period	20,984	32,617
Cash and cash equivalents at end of period	$35,461	$41,690

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2016 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on May 27, 2016.

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
During the quarter ended September 30, 2016, the Company discovered an immaterial error in its percentage-of-completion accounting for one of its contracts, which understated cost of sales and overstated net income for the three months ended June 30, 2016, in the amount of $11,800 and $8,142, respectively and overstated retained earnings as of March 31, 2016, in the amount of $12,700. The Company assessed the materiality of this error on previously issued financial statements in accordance with the ASC 250, Presentation of Financial Statements, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality. The Company concluded, based on a review of the quantitative and qualitative factors of the materiality of the amount, that the error was not material to any previously issued financial statements and the correction of the error in the three months ended September 30, 2016 was not material to that period’s financial statements. Accordingly, in order to correct this immaterial error, the Company has recorded a charge to "Cost of sales" in the amount of $24,500, which is presented on the accompanying Condensed Consolidated Statements of Income during the nine months ended December 31, 2016.
For the three months ended December 31, 2016, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $2,131, $1,762 and $0.04, net of tax, respectively. The cumulative catch-up adjustments to operating income for the three months ended December 31, 2016, included gross favorable adjustments of approximately $9,663 and gross unfavorable adjustments of approximately $(7,532). For the three months ended December 31, 2015, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(2,846), $(1,776) and $(0.04), net of tax, respectively.
For the nine months ended December 31, 2016, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates and the correction of the error noted above, decreased operating income, net income and earnings per share by approximately $(6,290), $(4,522) and $(0.09), net of tax, respectively. The cumulative catch-up adjustments to operating income for the nine months ended December 31, 2016, included gross favorable adjustments of approximately $50,180 and gross unfavorable adjustments of approximately $(56,470), which includes a reduction to the previously recognized forward losses on the 747-8 program of $41,300. For the nine months ended December 31, 2015, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(13,796), $(11,690) and $(0.24), net of tax, respectively.

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
Included in net sales of Integrated Systems, Aerospace Structures and Precision Components is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended December 31, 2016 and 2015, the Company recognized $29,206 and $34,425, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income. For the nine months ended December 31, 2016 and 2015, the Company recognized $89,031 and $99,928, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 11% and 18% of total trade accounts receivable as of December 31, 2016 and March 31, 2016, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the nine months ended December 31, 2016, were $928,020, or 36% of net sales, of which $157,772, $427,960, $317,426 and $24,862 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the nine months ended December 31, 2015, were $1,068,313, or 38% of net sales, of which $146,882, $648,380, $247,579 and $25,472 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream Aerospace Corporation for the nine months ended December 31, 2016, were $321,671, or 12% of net sales, of which $1,418, $311,207, $8,855 and $191 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Gulfstream for the nine months ended December 31, 2015, were $366,710, or 13% of net sales, of which $2,665, $358,768, $5,264 and $13 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2016 and 2015, was $2,163 and $737, respectively. Stock-based compensation expense for the nine months ended December 31, 2016 and 2015, was $6,140 and $1,908, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.6	$662,757	$(230,449)	$432,308
Product rights, technology and licenses	11.7	54,319	(38,925)	15,394
Non-compete agreements and other	16.3	2,756	(739)	2,017
Tradenames	20.0	163,000	(7,471)	155,529
Total intangibles, net		$882,832	$(277,584)	$605,248

	March 31, 2016
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.4	$683,309	$(215,546)	$467,763
Product rights, technology and licenses	11.7	55,739	(37,695)	18,044
Non-compete agreements and other	16.1	2,881	(718)	2,163
Tradenames	20.0	163,000	(1,358)	161,642
Total intangibles, net		$904,929	$(255,317)	$649,612
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
Amortization expense for the three months ended December 31, 2016 and 2015, was $13,348 and $12,409, respectively. Amortization expense for the nine months ended December 31, 2016 and 2015, was $40,565 and $42,819, respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its interest rate swap (see Note 4 and Note 6).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of December 31, 2016 and March 31, 2016, were $108,287 and $112,937, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental Cash Flow Information
The Company paid $5,936 and $2,636 for income taxes, net of refunds, for the nine months ended December 31, 2016 and 2015, respectively.
The Company made interest payments of $61,251 and $54,752 for the nine months ended December 31, 2016 and 2015, respectively.
During the nine months ended December 31, 2016 and 2015, the Company financed $11,504 and $13, respectively, of property and equipment additions through capital leases.
As of December 31, 2016, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.

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

4.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News") for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,774 which is presented on the accompanying Condensed Consolidated Statements of Income as "Loss on divestiture and assets held for sale." The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,350 on the expected sale which is presented on the accompanying Condensed Consolidated Statements of Income as "Loss on divestiture and assets held for sale." For financial statement purposes, the assets and liabilities of these business have been segregated from those of the continuing operations and are presented on the accompanying Condensed Consolidated Balance Sheets as "Assets held for sale" and "Liabilities related to assets held for sale", respectively. The operating results of Engines and APU will be included in Product Support through the date of disposal. The transaction is expected to close in stages by the end of the fiscal year ending March 31, 2017.
The disposal of these entities does not represent a strategic shift and is not expected to have a major effect on the Company's operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the disposals do not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment, the Company compared the fair values of assets and liabilities at the evaluation dates to the carrying amounts at the end of the month prior to the respective evaluation dates. The sale of TAS-Newport News and Engines and APU assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 above for definition of levels).

5.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2016	March 31, 2016
Raw materials	$102,002	$81,989
Work-in-process, including manufactured and purchased components	1,289,607	1,100,660
Finished goods	137,157	124,744
Rotable assets	54,622	51,952
Less: unliquidated progress payments	(109,334)	(123,155)
Total inventories	$1,474,054	$1,236,190
Work-in-process inventory includes capitalized pre-production costs on newer development programs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries. The balance of development program inventory, comprised principally of capitalized pre-production costs, excluding progress

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

payments related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet program ("Embraer") are as follows:

	December 31, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$53,702	$548,710	$(399,758)	$202,654
Embraer	14,320	169,586	—	183,906
Total	$68,022	$718,296	$(399,758)	$386,560

	March 31, 2016
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$6,662	$406,147	$(399,758)	$13,051
Embraer	5,139	146,765	—	151,904
Total	$11,801	$552,912	$(399,758)	$164,955
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2016	March 31, 2016

Revolving line of credit	$456,121	$140,000
Term loan	316,406	337,500
Receivable securitization facility	140,300	191,300
Capital leases	75,068	74,513
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(12,493)	(8,971)
	1,658,380	1,417,320
Less: Current portion	187,731	42,441
	$1,470,649	$1,374,879
Revolving Credit Facility
In October 2016, the Company entered into a Seventh Amendment to the Third Amended and Restated Credit Agreement , among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Seventh Amendment” and the Existing Credit Agreement, as amended by the Seventh Amendment, the “Credit Agreement”). Specifically, the Existing Credit Agreement was amended to, among other things, (i) modify certain financial covenants to allow for the add-back of certain cash and non-cash charges, (ii) increase the maximum permitted total leverage ratio and senior secured leverage ratio financial covenants commencing with the fiscal quarter ended September 30, 2016 through the fiscal quarter ending June 30, 2017, (iii) permit the sale of certain specified assets so long as the Company applies 65.0% of the net proceeds received from such sales to the outstanding term loan, pro rata across all maturities, (iv) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions, (v) increase the interest rate and letter of credit fee pricing provisions for several of the lower tiers of the pricing grid, (vi) establish the interest rate, commitment fee and letter of credit fee pricing at the highest pricing tier until the Company delivers its compliance certificate for its fiscal quarter ending September 30, 2017, and (vii) extend the period during which the increased minimum revolver availability threshold test and the decreased maximum senior secured leverage ratio threshold test are in effect in connection with the Company making certain permitted investments, certain additional permitted dividends, permitted acquisitions and permitted payments of certain types of indebtedness to the date the Company delivers its compliance certificate for the fiscal quarter ending September 30, 2017
In May 2016, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement, among the Company, the Subsidiary Co-Borrowers, the lenders party thereto and the Administrative Agent (the “Sixth Amendment” and the Credit Facility, as amended by the Sixth Amendment, the “Credit Facility”), pursuant to which those lenders electing to enter into the Sixth Amendment extended the expiration date for the revolving line of credit and the maturity date for the term loan by five years to May 3, 2021. Lenders holding revolving credit commitments aggregating $940,000 elected to extend the expiration date for the revolving line of credit, and Lenders holding approximately $324,500 of term loans (out of an aggregate outstanding term loan balance of approximately $330,000) elected to extend the term loan maturity date. In connection with the amendment to the Credit Facility, the Company incurred $5,126 of financing costs. These costs, along with the $4,626 of unamortized financing costs prior to the amendment, are being amortized over the remaining term of the Credit Facility.
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
At December 31, 2016, there were $456,121 in borrowings and $27,888 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2016, there were $140,000 in borrowings and $25,709 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of December 31, 2016, the Company had borrowing capacity under this facility of $248,829 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
In connection with the Company amending and restating the Credit Facility to add the 2013 Term Loan, the Company also entered into an interest rate swap agreement through November 2018 to reduce its exposure to interest on the variable rate portion of its long-term debt. On the date of inception, the Company designated the interest rate swap as a cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and linked the interest rate swap to the 2013 Term Loan. The Company formally documented the hedging relationship between the 2013 Term Loan and the interest rate swap, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness will be assessed and a description of the method of measuring the ineffectiveness. The

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is highly effective in offsetting changes in cash flows.
As of December 31, 2016 and March 31, 2016, the interest rate swap agreement had a notional amount of $316,406 and $337,500, respectively. As of December 31, 2016 and March 31, 2016, the interest rate swap agreement had a fair value of $552 and $4,526, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.
Receivables Securitization Facility
In November 2014, the Company amended its Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2016, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. At December 31, 2016, there was $140,300 outstanding under the Securitization Facility. In connection with amending the Securitization Facility, the Company incurred approximately $252 of financing costs. These costs, along with the $341 of unamortized financing costs prior to the amendment, are being amortized over the life of the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860. The Securitization Facility is classified within the current portion of long term debt on the accompanying Condensed Consolidated Balance Sheet at December 31, 2016. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Capital Leases
During the nine months ended December 31, 2016 and 2015, the Company financed $11,504 and $13, respectively, of property and equipment additions through capital leases. During the nine months ended December 31, 2015, the Company obtained financing for existing fixed assets in the amount of $6,497.
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
During the quarter ended June 30, 2016, to ensure that the Company had full access to our Credit Facility during fiscal 2017, the Company obtained approval from the holders of the 2021 Notes to amend the terms of the indenture to conform with the 2022 Notes (as defined below) which allows for a higher level of secured debt. Absent this consent, the Company would have been restricted as to the level of new borrowings under the Credit Facility during fiscal 2017. As part of obtaining the consent, the Company paid the holders of the 2021 Notes $5,466, which is being amortized on the effective interest method over the remaining term of the 2021 Notes.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of December 31, 2016 and March 31, 2016, the Company sold $88,666 and $89,900, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,658,380	$1,623,888	$1,417,320	$1,354,961
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).
7.    EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	49,329	49,228	49,294	49,213
Net effect of dilutive stock options and nonvested stock	111	—	127	99
Weighted-average common shares outstanding – diluted	49,440	49,228	49,421	49,312

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2016 and March 31, 2016, the total amount of accrued income tax-related interest and penalties was $271 and $239, respectively.

As of December 31, 2016 and March 31, 2016, the total amount of unrecognized tax benefits was $9,930 and $9,212, respectively, of which $9,930 and $9,212, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of December 31, 2016, the Company has a valuation allowance against substantially all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2017 as well as the Company's projected income in future periods.
The effective income tax rate for the three months ended December 31, 2016, was 17.3% as compared to 37.6% for the three months ended December 31, 2015. For the three months ended December 31, 2016, the income tax provision reflected the partial reversal of previously established valuation allowance related to the capital loss generated from the divestiture of TAS-Newport News. For the three months ended December 31, 2015, the income tax provision included the benefit from the retroactive reinstatement of the R&D tax credit of $3,034.
The effective income tax rate for the nine months ended December 31, 2016, was 28.1% as compared to 15.3% for the nine months ended December 31, 2015. For the nine months ended December 31, 2016, the income tax provision includes the disallowed tax benefit of $1,277 related to the capital loss generated from the divestiture of TAS-Newport News. For the nine months ended December 31, 2015, the income tax provision included the benefit of $4,213 from a decrease to the state deferred tax rate, the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods and the benefit from the retroactive reinstatement of the R&D tax credit of $3,034.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2011, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2009.

As of December 31, 2016, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

9.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2016 through December 31, 2016:

	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Total
Balance, March 31, 2016	$560,696	$266,298	$535,804	$81,456	$1,444,254
Goodwill recognized in connection with acquisitions	(1,834)	—	—	—	(1,834)
Goodwill derecognized in connection with divestitures and assets held for sale	(6,600)	—	—	(12,665)	(19,265)
Effect of exchange rate changes	(12,011)	—	(3,863)	251	(15,623)
Balance, December 31, 2016	$540,251	$266,298	$531,941	$69,042	$1,407,532

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Components of net periodic benefit costs:
Service cost	$1,628	$2,723	$4,911	$8,216
Interest cost	18,144	22,739	54,494	68,171
Expected return on plan assets	(38,966)	(40,820)	(117,025)	(122,529)
Amortization of prior service credits	(445)	(1,059)	(1,337)	(3,264)
Amortization of net loss	3,027	2,467	9,088	7,457
Curtailment charge	—	—	—	2,863
Net periodic benefit income	$(16,612)	$(13,950)	$(49,869)	$(39,086)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Components of net periodic benefit costs:
Service cost	$179	$297	$537	$929
Interest cost	1,247	2,011	3,740	6,137
Amortization of prior service credits	(3,366)	(1,873)	(10,097)	(4,668)
Amortization of gain	(1,647)	(1,770)	(4,941)	(5,071)
Net periodic benefit income	$(3,587)	$(1,335)	$(10,761)	$(2,673)
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

11.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December 31, 2016 and 2015, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)	$(371,563)
AOCI before reclassifications	(15,066)	1,726	—	(13,340)
Amounts reclassified from AOCI	—	5	(1,573)	(1,568)
Net current period AOCI	(15,066)	1,731	(1,573)	(14,908)
Balance December 31, 2016	$(95,500)	$(826)	$(290,145)	$(386,471)

Balance September 30, 2015	$(51,476)	$(3,538)	$(143,663)	$(198,677)
AOCI before reclassifications	(9,146)	2,177	7,944	975
Amounts reclassified from AOCI	—	(16)	(1,434)	(1,450)
Net current period AOCI	(9,146)	2,161	6,510	(475)
Balance December 31, 2015	$(60,622)	$(1,377)	$(137,153)	$(199,152)

Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(36,684)	2,100	—		(34,584)
Amounts reclassified from AOCI	—	(6)	(4,719)	(2)	(4,725)
Net current period AOCI	(36,684)	2,094	(4,719)		(39,309)
Balance December 31, 2016	$(95,500)	$(826)	$(290,145)		$(386,471)

Balance March 31, 2015	$(46,751)	$(2,757)	$(149,402)		$(198,910)
AOCI before reclassifications	(13,871)	1,423	13,611		1,163
Amounts reclassified from AOCI	—	(43)	(1,362)	(2)	(1,405)
Net current period AOCI	(13,871)	1,380	12,249		(242)
Balance December 31, 2015	$(60,622)	$(1,377)	$(137,153)		$(199,152)
(1) Net of tax.
(2) Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Issuance of Restricted Stock Awards and Stock Options
Included in the employment agreement for the Company's CEO were restricted stock awards totaling 179,134 shares. The awards generally vest in full after four to seven years. The fair value of the awards is determined by the product of the number of shares granted, the grant date market price of the Company's stock and adjusted for the market conditions necessary to achieve the awards. Certain of these awards contain performance conditions, in addition to service conditions. The fair value of the awards is expensed over a graded vesting period of the requisite service period of four to seven years.
In addition the employment agreement included 150,000 stock options with an exercise price of $30.86, a contractual term of 10 years and vesting over a 4-year period.

12.     SEGMENTS
Effective April 2016, the Company realigned into four reportable segments: the Integrated Systems, the Aerospace Structures, the Precision Components and the Product Support. The Company’s reportable segments are aligned with how the business is managed and views the markets that the Company serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including a loss on divestiture of $19,124 for the nine months ended December 31, 2016.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales:
Integrated Systems	$256,080	$271,849	$758,803	$791,901
Aerospace Structures	304,235	346,639	956,114	1,127,230
Precision Components	226,294	250,284	740,354	781,250
Product Support	87,292	78,127	257,317	226,649
Elimination of inter-segment sales	(29,038)	(33,033)	(99,703)	(98,752)
	$844,863	$913,866	$2,612,885	$2,828,278

Income before income taxes:
Operating income (expense):
Integrated Systems	$51,596	$52,321	$145,379	$153,978
Aerospace Structures	23,867	(210,938)	57,898	(132,458)
Precision Components	2,942	24,106	7,223	74,468
Product Support	14,662	12,402	42,986	31,514
Corporate	(37,901)	(4,141)	(81,107)	(35,839)
	55,166	(126,250)	172,379	91,663
Interest expense and other	19,698	15,792	55,721	49,539
	$35,468	$(142,042)	$116,658	$42,124

Depreciation and amortization:
Integrated Systems	$9,766	$10,659	$30,228	$31,316
Aerospace Structures	17,942	16,066	54,289	47,645
Precision Components	13,999	11,407	42,344	39,600
Product Support	2,294	2,462	7,230	7,352
Corporate	330	434	989	1,224
	$44,331	$41,028	$135,080	$127,137

Impairment charge of intangible assets:
Aerospace Structures	$—	$229,200	$—	$229,200

Amortization of acquired contract liabilities, net:
Integrated Systems	$7,628	$9,804	$27,101	$30,316
Aerospace Structures	21,105	23,831	60,190	67,039
Precision Components	473	790	1,740	2,573
	$29,206	$34,425	$89,031	$99,928

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Adjusted EBITDA:
Integrated Systems	$53,734	$53,176	$148,506	$154,978
Aerospace Structures	20,704	20,997	51,997	87,848
Precision Components	16,468	34,723	47,827	111,495
Product Support	16,956	16,764	50,216	40,766
Corporate	(23,221)	(3,707)	(60,994)	(31,752)
	$84,641	$121,953	$237,552	$363,335

Capital expenditures:
Integrated Systems	$2,763	$10,444	$8,586	$20,309
Aerospace Structures	2,228	8,028	9,820	23,494
Precision Components	2,636	5,853	11,040	16,979
Product Support	687	714	2,020	2,047
Corporate	843	196	1,657	534
	$9,157	$25,235	$33,123	$63,363

	December 31, 2016	March 31, 2016
Total Assets:
Integrated Systems	$1,300,195	$1,371,178
Aerospace Structures	1,923,301	1,792,397
Precision Components	1,263,536	1,298,294
Product Support	340,642	350,674
Corporate	31,246	22,550
	$4,858,920	$4,835,093

During the three months ended December 31, 2016 and 2015, the Company had international sales of $198,052 and $194,425, respectively.
During the nine months ended December 31, 2016 and 2015, the Company had international sales of $561,177 and $574,050, respectively.

13.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of December 31, 2016 and March 31, 2016, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2016 and 2015.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$661	$8,480	$26,320	$—	$35,461
Trade and other receivables, net	4,964	61,814	241,075	—	307,853
Inventories	—	1,370,749	103,305	—	1,474,054
Prepaid expenses and other	6,611	9,688	7,265	—	23,564
Assets held for sale	—	59,704	17,531	—	77,235
Total current assets	12,236	1,510,435	395,496	—	1,918,167
Property and equipment, net	8,161	689,354	122,662	—	820,177
Goodwill and other intangible assets, net	—	1,838,706	174,074	—	2,012,780
Other, net	18,332	67,946	21,518	—	107,796
Intercompany investments and advances	2,761,751	81,541	83,667	(2,926,959)	—
Total assets	$2,800,480	$4,187,982	$797,417	$(2,926,959)	$4,858,920

Current liabilities:
Current portion of long-term debt	$173,672	$14,059	$—	$—	$187,731
Accounts payable	11,757	364,029	28,135	—	403,921
Accrued expenses	40,484	486,877	34,456	—	561,817
Liabilities related to assets held for sale	—	10,490	3,635	—	14,125
Total current liabilities	225,913	875,455	66,226	—	1,167,594
Long-term debt, less current portion	1,266,804	63,545	140,300		1,470,649
Intercompany advances	309,676	2,243,060	357,468	(2,910,204)	—
Accrued pension and other postretirement benefits, noncurrent	7,890	589,851	1,348	—	599,089
Deferred income taxes and other	7,355	592,408	41,009	—	640,772
Total stockholders’ equity	982,842	(176,337)	191,066	(16,755)	980,816
Total liabilities and stockholders’ equity	$2,800,480	$4,187,982	$797,417	$(2,926,959)	$4,858,920

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$772,916	$90,526	$(18,579)	$844,863

Operating costs and expenses:
Cost of sales	—	599,381	72,397	(18,579)	653,199
Selling, general and administrative	16,955	41,991	7,804	—	66,750
Depreciation and amortization	331	39,850	4,150	—	44,331
Restructuring	6,231	4,449	387	—	11,067
Loss on divestiture and assets held for sale	14,350	—	—	—	14,350
	37,867	685,671	84,738	(18,579)	789,697
Operating (loss) income	(37,867)	87,245	5,788	—	55,166
Intercompany interest and charges	(45,597)	43,466	2,131	—	—
Interest expense and other	18,542	3,963	(2,807)	—	19,698
(Loss) income before income taxes	(10,812)	39,816	6,464	—	35,468
Income tax expense	(8,980)	13,666	1,450	—	6,136
Net (loss) income	(1,832)	26,150	5,014	—	29,332
Other comprehensive income (loss)	1,731	(1,573)	(15,066)	—	(14,908)
Total comprehensive (loss) income	$(101)	$24,577	$(10,052)	$—	$14,424

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$837,156	$92,462	$(15,752)	$913,866

Operating costs and expenses:
Cost of sales	—	629,460	78,104	(15,752)	691,812
Selling, general and administrative	3,698	52,368	9,610	—	65,676
Depreciation and amortization	435	36,050	4,543	—	41,028
Impairment charge	—	229,200	—	—	229,200
Legal settlement charge, net	—	12,400	—	—	12,400
	4,133	959,478	92,257	(15,752)	1,040,116
Operating (loss) income	(4,133)	(122,322)	205	—	(126,250)
Intercompany interest and charges	(50,274)	47,997	2,277	—	—
Interest expense and other	15,685	2,529	(2,422)	—	15,792
Income (loss) before income taxes	30,456	(172,848)	350	—	(142,042)
Income tax expense	6,164	(60,820)	1,263	—	(53,393)
Net income (loss)	24,292	(112,028)	(913)	—	(88,649)
Other comprehensive income (loss)	2,161	6,510	(9,146)	—	(475)
Total comprehensive income (loss)	$26,453	$(105,518)	$(10,059)	$—	$(89,124)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,388,881	$281,978	$(57,974)	$2,612,885

Operating costs and expenses:
Cost of sales	—	1,883,122	227,752	(57,974)	2,052,900
Selling, general and administrative	45,052	137,609	22,561	—	205,222
Depreciation and amortization	989	121,412	12,679	—	135,080
Restructuring	15,831	11,735	614	—	28,180
Loss on divestiture and assets held for sale	19,124	—	—	—	19,124
	80,996	2,153,878	263,606	(57,974)	2,440,506
Operating (loss) income	(80,996)	235,003	18,372	—	172,379
Intercompany interest and charges	(144,666)	137,909	6,757	—	—
Interest expense and other	53,657	8,729	(6,665)	—	55,721
Income before income taxes	10,013	88,365	18,280	—	116,658
Income tax expense	(7,359)	35,783	4,362	—	32,786
Net income	17,372	52,582	13,918	—	83,872
Other comprehensive income (loss)	2,094	(4,719)	(36,684)	—	(39,309)
Total comprehensive income (loss)	$19,466	$47,863	$(22,766)	$—	$44,563

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,598,880	$273,954	$(44,556)	$2,828,278

Operating costs and expenses:
Cost of sales	—	1,969,359	229,934	(44,556)	2,154,737
Selling, general and administrative	28,755	154,611	26,912	—	210,278
Depreciation and amortization	1,224	108,858	17,055	—	127,137
Impairment charge	—	229,200	—	—	229,200
Legal settlement gain, net	—	12,400	—	—	12,400
Curtailment charge	2,863	—	—	—	2,863
	32,842	2,474,428	273,901	(44,556)	2,736,615
Operating (loss) income	(32,842)	124,452	53	—	91,663
Intercompany interest and charges	(154,574)	147,910	6,664	—	—
Interest expense and other	45,333	7,613	(3,407)	—	49,539
Income (loss) before income taxes	76,399	(31,071)	(3,204)	—	42,124
Income tax expense	11,639	(8,229)	3,019	—	6,429
Net income (loss)	64,760	(22,842)	(6,223)	—	35,695
Other comprehensive income(loss)	1,380	12,249	(13,871)	—	(242)
Total comprehensive income (loss)	$66,140	$(10,593)	$(20,094)	$—	$35,453

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$17,372	$52,582	$13,918	$—	$83,872

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(2,419)	(294,036)	27,922	12,010	(256,523)
Net cash provided by (used in) operating activities	14,953	(241,454)	41,840	12,010	(172,651)
Capital expenditures	(1,657)	(22,442)	(9,024)	—	(33,123)
Proceeds from sale of assets	—	22,253	932	—	23,185
Acquisitions, net of cash acquired	—	9	—	—	9
Net cash used in investing activities	(1,657)	(180)	(8,092)	—	(9,929)
Net increase in revolving credit facility	316,121	—	—	—	316,121
Proceeds on issuance of debt	201	—	12,700	—	12,901
Retirements and repayments of debt	(21,368)	(10,676)	(63,700)	—	(95,744)
Payments of deferred financing costs	(14,012)	—	—	—	(14,012)
Dividends paid	(5,944)	—	—	—	(5,944)
Repayment of governmental grant	—	(14,570)	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(182)	—	—	—	(182)
Intercompany financing and advances	(288,995)	275,159	25,846	(12,010)	—
Net cash (used in) provided by financing activities	(14,179)	249,913	(25,154)	(12,010)	198,570
Effect of exchange rate changes on cash	—	—	(1,513)	—	(1,513)
Net change in cash and cash equivalents	(883)	8,279	7,081	—	14,477
Cash and cash equivalents at beginning of period	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of period	$661	$8,480	$26,320	$—	$35,461

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$64,760	$(22,842)	$(6,223)	$—	$35,695

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	(7,870)	(216,641)	8,375	5,722	(210,414)
Net cash provided by (used in) operating activities	56,890	(239,483)	2,152	5,722	(174,719)
Capital expenditures	(534)	(47,377)	(15,452)	—	(63,363)
Proceeds from sale of assets	—	1,658	178	—	1,836
Acquisitions, net of cash acquired	—	(47,955)	(6,000)	—	(53,955)
Net cash used in investing activities	(534)	(93,674)	(21,274)	—	(115,482)
Net increase in revolving credit facility	245,448	—	—	—	245,448
Proceeds on issuance of debt	—	6,497	125,400	—	131,897
Retirements and repayments of debt	(14,267)	(18,788)	(34,400)	—	(67,455)
Payments of deferred financing costs	(171)	—	—	—	(171)
Dividends paid	(5,916)	—	—	—	(5,916)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Repayment of government grant	—	(5,000)	—	—	(5,000)
Intercompany financing and advances	(281,360)	351,173	(64,091)	(5,722)	—
Net cash (used in) provided by financing activities	(56,362)	333,882	26,909	(5,722)	298,707
Effect of exchange rate changes on cash	—	—	567	—	567
Net change in cash and cash equivalents	(6)	725	8,354	—	9,073
Cash and cash equivalents at beginning of period	620	419	31,578	—	32,617
Cash and cash equivalents at end of period	$614	$1,144	$39,932	$—	$41,690

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

14.    COMMITMENTS AND CONTINGENCIES
On December 22, 2016, Triumph Aerostructures, LLC, a wholly owned subsidiary of the Company (“Triumph Aerostructures”), initiated litigation against Bombardier Inc. (“Bombardier”), a customer of Triumph Aerostructures, in the Quebec Superior Court, District of Montreal. The lawsuit relates to Bombardier’s failure to pay to Triumph Aerostructures certain non-recurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7000 business aircraft. The lawsuit seeks a monetary award of approximately US $340,000 (or CAD $455,000) resulting from Bombardier directed changes to the original wing requirements for the Global 7000 program, as well as Bombardier’s, delays, disruptions, acceleration and interference in connection with its contract with Triumph Aerostructures. In the meantime, Triumph Aerostructures continues to support the Global 7000 program and to seek a resolution of its disputes.
In the ordinary course of business, the Company is involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

15.    RESTRUCTURING COSTS
Fiscal 2016 Restructuring
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150,000 to $160,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the three months ended December 31, 2016, the Company recorded charges of $14,132 related to this program including, accelerated depreciation of $3,065 and severance of $551. For the nine months ended December 31, 2016, the Company recorded charges of $38,476 related to this program including, accelerated depreciation of $10,296 and severance of $1,649.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The restructuring charges recognized for the three and nine months ended December 31, 2016, by type and by segment consisted of the following:

	For the Three Months Ended December 31, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$494	$57	$—	$551
Facility closure and other exit costs	—	297	1,209	180	—	1,686
Other	49	2,296	133	121	6,231	8,830
Total Restructuring	49	2,593	1,836	358	6,231	11,067
Depreciation and amortization	46	—	3,006	13	—	3,065
Total	$95	$2,593	$4,842	$371	$6,231	$14,132

	For the Nine Months Ended December 31, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$966	$147	$—	$1,649
Facility closure and other exit costs	—	297	1,456	215	—	1,968
Other	49	6,307	2,185	191	15,831	24,563
Total Restructuring	335	6,854	4,607	553	15,831	28,180
Depreciation and amortization	139	—	9,854	303	—	10,296
Total	$474	$6,854	$14,461	$856	$15,831	$38,476
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,350 on the expected sale which is presented on the accompanying Condensed Consolidated Statements of Income as "Loss on divestiture." For financial statement purposes, the assets and liabilities of these business have been segregated from those of the continuing operations and are presented on the accompanying Condensed Consolidated Balance Sheets as "Assets held for sale" and "Liabilities related to assets held for sale", respectively. The operating results of Engines and APU will be included in Product Support through the date of disposal. The transaction is expected to close in stages by the end of the fiscal year ending March 31, 2017.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News) for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,774, which is included in Corporate. The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
Highlights for the third quarter of the fiscal year ending March 31, 2017 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2017 were $844.9 million, compared to $913.9 million for the prior year period.

•	Operating income in the third quarter of fiscal 2017 was $55.2 million, compared to an operating loss of $(126.3) million for the third quarter of fiscal 2016.

•	Net income for the third quarter of fiscal 2017 was $29.3 million, compared to a net loss of $(88.6) million for the third quarter of fiscal 2016.

•	Backlog as of December 31, 2016 was $3.96 billion. Of our existing backlog of $3.96 billion, we estimate that approximately $1.78 billion will not be shipped by December 31, 2017.

•	Net income (loss) for the third quarter of fiscal 2017 was $0.59 per diluted common share, as compared to $(1.80) per diluted share in the prior year period.

•	We used $172.7 million of cash flow from operating activities for the nine months ended December 31, 2016, as compared to cash used in operations of $174.7 million in the comparable prior year period.
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities (the "2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $150.0 million to $160.0 million related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the nine months ended December 31, 2016, the Company recorded charges of $38.5 million related to this program, including accelerated depreciation of $10.3 million and severance of $1.6 million.

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
During the nine months ended December 31, 2016, we incurred approximately $165.4 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
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
On December 22, 2016, Triumph Aerostructures, LLC, a wholly owned subsidiary of the Company (“Triumph Aerostructures”), initiated litigation against Bombardier Inc. (“Bombardier”), a customer of Triumph Aerostructures, in the Quebec Superior Court, District of Montreal. The lawsuit relates to Bombardier’s failure to pay to Triumph Aerostructures certain non-recurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7000 business aircraft. The lawsuit seeks a monetary award of approximately US $340.0 million (or CAD $455.0 million) resulting from Bombardier directed changes to the original wing requirements for the Global 7000 program, as well as Bombardier’s, delays, disruptions, acceleration and interference in connection with its contract with Triumph Aerostructures. In the meantime, Triumph Aerostructures continues to support the Global 7000 program and to seek a resolution of its disputes.
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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$29,332	$(88,649)	$83,872	$35,695
Legal settlement charge, net of expenses	—	12,400	—	12,400
Loss on divestiture and assets held for sale	14,350	—	19,124	—
Curtailment charge	—	—	—	2,863
Amortization of acquired contract liabilities, net	(29,206)	(34,425)	(89,031)	(99,928)
Depreciation and amortization *	44,331	270,228	135,080	356,337
Interest expense and other	19,698	15,792	55,721	49,539
Income tax expense	6,136	(53,393)	32,786	6,429
Adjusted EBITDA	$84,641	$121,953	$237,552	$363,335
* - Includes Impairment Charge
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$55,166	$51,596	$23,867	$2,942	$14,662	$(37,901)
Loss on assets held for sale	14,350	—	—	—	—	14,350
Amortization of acquired contract liabilities, net	(29,206)	(7,628)	(21,105)	(473)	—	—
Depreciation and amortization	44,331	9,766	17,942	13,999	2,294	330
Adjusted EBITDA	$84,641	$53,734	$20,704	$16,468	$16,956	$(23,221)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31, 2015
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating (loss) income	$(126,250)	$52,321	$(210,938)	$24,106	$12,402	$(4,141)
Legal settlement charge, net of expenses	12,400	—	10,500	—	1,900	—
Amortization of acquired contract liabilities, net	(34,425)	(9,804)	(23,831)	(790)	—	—
Depreciation and amortization *	270,228	10,659	245,266	11,407	2,462	434
Adjusted EBITDA	$121,953	$53,176	$20,997	$34,723	$16,764	$(3,707)
* - Includes Impairment Charge

	Nine Months Ended December 31, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$172,379	$145,379	$57,898	$7,223	$42,986	$(81,107)
Loss on divestiture and assets held for sale	19,124	—	—	—	—	19,124
Amortization of acquired contract liabilities, net	(89,031)	(27,101)	(60,190)	(1,740)	—	—
Depreciation and amortization	135,080	30,228	54,289	42,344	7,230	989
Adjusted EBITDA	237,552	$148,506	$51,997	$47,827	$50,216	$(60,994)

	Nine Months Ended December 31, 2015
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$91,663	153,978	$(132,458)	$74,468	$31,514	$(35,839)
Curtailment charge	2,863	—	—	—	—	2,863
Legal settlement charge, net of expenses	12,400	—	10,500	—	1,900	—
Amortization of acquired contract liabilities, net	(99,928)	(30,316)	(67,039)	(2,573)	—	—
Depreciation and amortization *	356,337	31,316	276,845	39,600	7,352	1,224
Adjusted EBITDA	$363,335	$154,978	$87,848	$111,495	$40,766	$(31,752)
* - Includes Impairment Charge

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended December 31, 2016 compared to three months ended December 31, 2015

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net sales	$844,863	$913,866
Segment operating income	$93,067	$(122,109)
Corporate expense	(37,901)	(4,141)
Total operating income	55,166	(126,250)
Interest expense and other	19,698	15,792
Income tax expense	6,136	(53,393)
Net income	$29,332	$(88,649)
Net sales decreased by $69.0 million, or 7.6%, to $844.9 million for the three months ended December 31, 2016, from $913.9 million for the three months ended December 31, 2015. Organic sales decreased $65.7 million, or 7.2%. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $3.3 million in net sales to the comparative prior year period. Organic sales declined primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 and C-17 programs. Net sales for the three months ended December 31, 2016, included $5.6 million in total non-recurring revenues, as compared to $3.5 million in non-recurring revenues for the three months ended December 31, 2015.
Cost of sales decreased $38.6 million, or 5.6%, to $653.2 million for the three months ended December 31, 2016, from $691.8 million for the three months ended December 31, 2015. Organic cost of sales decreased $29.8 million, or 4.0%. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $8.2 million to cost of sales in the comparative prior year period. Organic cost of sales decreased due to the decrease in organic sales mentioned above and changes in sales mix. The comparable organic gross margin for the three months ended December 31, 2016 was 21.7%, as compared to 23.2%.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $2.1 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($9.7 million) and gross unfavorable adjustments ($7.5 million). The cumulative catch-up adjustments for the three months ended December 31, 2016, was the result of increased unit pricing related to production rate changes. Gross margin for the three months ended December 31, 2015 included net unfavorable cumulative catch-up adjustments ($2.8 million).
Segment operating income increased by $215.2 million, or 123.4%, to $93.1 million for the three months ended December 31, 2016, from $(122.1) million for the three months ended December 31, 2015. Organic segment operating income increased $215.9 million. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $0.7 million to operating income in the comparative prior year period. The three months ended December 31, 2015 included the non-cash impairment charge to the Vought tradename of $229.2 million, legal settlement of $10.5 million and settlement of a customer dispute of $1.9 million. Organic operating income for the three months ended December 31, 2016 included decreased organic gross margins as noted above and included costs related to the 2016 Restructuring Plan of $4.8 million.
Corporate expenses were $37.9 million for the three months ended December 31, 2016, as compared to $4.1 million for the three months ended December 31, 2015. The increase in corporate expenses of $33.8 million, or 815.3%, was impacted by the 2016 Restructuring Plan charges of $6.2 million, increase in compensation accruals as compared to prior year period of $8.0 million, increased consulting of $3.7 million and the loss assets held for sale of $14.4 million.

Interest expense and other increased by $3.9 million, or 24.7%, to $19.7 million for the three months ended December 31, 2016, compared to $15.8 million for the three months ended December 31, 2015, due to increased debt levels.
The effective income tax rate for the three months ended December 31, 2016 was 17.3% compared to 37.6% for the three months ended December 31, 2015. As of December 31, 2016, we recorded a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets.  We

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. For the three months ended December 31, 2016, the income tax provision reflected the partial reversal of previously established valuation allowance related to the capital loss generated from the divestiture of TAS-Newport News. For the three months ended December 31, 2015, the income tax provision included the benefit from the retroactive reinstatement of the R&D tax credit ($3,034). For the fiscal year ending March 31, 2017, the Company expects its effective tax rate to be approximately 18.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 8.

Business Segment Performance - Three months ended December 31, 2016 compared to three months ended December 31, 2015
Effective April 1, 2016, we realigned the way we report our financial performance based on the following four reportable segments: the Integrated Systems, the Aerospace Structures, the Precision Components and the Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, our Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to our Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, our Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in the Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in the Integrated Systems, Aerospace Structures and Precision Components segments.
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

	Three Months Ended December 31,
	2016	2015
Integrated Systems
Commercial aerospace	14.8%	14.1%
Military	11.7%	11.2%
Business Jets	2.2%	2.0%
Regional	0.9%	1.0%
Non-aviation	0.6%	1.1%
Total Integrated Systems net sales	30.2%	29.4%
Aerospace Structures
Commercial aerospace	15.2%	20.8%
Military	5.8%	5.9%
Business Jets	14.1%	15.1%
Regional	0.1%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	35.2%	41.8%
Precision Components
Commercial aerospace	16.7%	13.3%
Military	4.6%	4.8%
Business Jets	2.1%	1.5%
Regional	0.4%	0.4%
Non-aviation	0.4%	0.3%
Total Precision Components net sales	24.2%	20.3%
Product Support
Commercial aerospace	7.9%	6.5%
Military	1.8%	1.5%
Regional	0.7%	0.5%
Non-aviation	—%	—%
Total Product Support net sales	10.4%	8.5%
Total Consolidated net sales	100.0%	100.0%
We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777 and 787 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Total Sales
	2016	2015	% Change	2016	2015
	(in thousands)
NET SALES
Integrated Systems	$256,080	$271,849	(5.8)%	30.3%	29.7%
Aerospace Structures	304,235	346,639	(12.2)%	36.0%	37.9%
Precision Components	226,294	250,284	(9.6)%	26.8%	27.4%
Product Support	87,292	78,127	11.7%	10.3%	8.5%
Elimination of inter-segment sales	(29,038)	(33,033)	(12.1)%	(3.4)%	(3.5)%
Total Net Sales	$844,863	$913,866	(7.6)%	100.0%	100.0%

	Three Months Ended December 31,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$51,596	$52,321	(1.4)%	20.1%	19.2%
Aerospace Structures	23,867	(210,938)	(111.3)%	7.8%	(60.9)%
Precision Components	2,942	24,106	(87.8)%	1.3%	9.6%
Product Support	14,662	12,402	18.2%	16.8%	15.9%
Corporate	(37,901)	(4,141)	(815.3)%	n/a	n/a
Total Operating Income	$55,166	$(126,250)	(143.7)%	6.5%	(13.8)%

	Three Months Ended December 31,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
Adjusted EBITDA
Integrated Systems	$53,734	$53,176	1.0%	21.0%	19.6%
Aerospace Structures	20,704	20,997	(1.4)%	6.8%	6.1%
Precision Components	16,468	34,723	(52.6)%	7.3%	13.9%
Product Support	16,956	16,764	1.1%	19.4%	21.5%
Corporate	(23,221)	(3,707)	(526.4)%	n/a	n/a
	$84,641	$121,953	(30.6)%	10.0%	13.3%

Integrated Systems: Integrated Systems net sales decreased by $15.8 million, or 5.8%, to $256.1 million for the three months ended December 31, 2016, from $271.8 million for the three months ended December 31, 2015. Organic sales decreased $12.5 million, or 4.8%. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $3.3 million in net sales to the comparative prior year period. Organic sales declined primarily due to decreased demand in the rotocraft market and the spares aftermarket and were impacted by fluctuations in foreign currency exchange rates primarily due to changes in the British pound sterling, approximately $5.7 million.
Integrated Systems cost of sales decreased by $11.6 million, or 6.4%, to $169.5 million for the three months ended December 31, 2016, from $181.1 million for the three months ended December 31, 2015. Organic cost of sales decreased $3.4 million, or 2.1%. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $8.2 million to cost of sales in the comparative prior year period. The organic cost of sales declined due to the decrease in net sales noted above. The comparable organic gross margin for the three months ended December 31, 2016 was 33.7% compared with 33.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

for the three months ended December 31, 2015. The improvement in the organic gross margin is indicative of our efforts in cost reduction initiatives.
Integrated Systems operating income decreased by $0.7 million, or 1.4%, to $51.6 million for the three months ended December 31, 2016, from $52.3 million for the three months ended December 31, 2015. Operating income decreased for the three months ended December 31, 2016, due to the decreased sales as noted above. The previously divested TAS - Newport News offset by the acquisition of Fairchild contributed $0.7 million to operating income in the comparative prior year period. The Adjusted EBITDA year over year is comparable to the prior year period.
Integrated Systems operating income as a percentage of segment sales increased to 20.1% for the three months ended December 31, 2016, as compared to 19.2% for the three months ended December 31, 2015, due to the increase in organic gross margins. The Adjusted EBITDA margin year over year is comparable to the prior year period.
Aerospace Structures: Aerospace Structures net sales decreased by $42.4 million, or 12.2%, to $304.2 million for the three months ended December 31, 2016, from $346.6 million for the three months ended December 31, 2015. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550 programs and partially offset by rate increases on 767/Tanker program. Net sales for the three months ended December 31, 2016 included $5.6 million in total non-recurring revenues, as compared to $3.5 million in total non-recurring revenues for the three months ended December 31, 2015.
Aerospace Structures cost of sales decreased by $35.4 million, or 12.2%, to $254.9 million for the three months ended December 31, 2016, from $290.4 million for the three months ended December 31, 2015. The comparable gross margin for the three months ended December 31, 2016 was 16.2% compared with 16.2% for the three months ended December 31, 2015.
Aerospace Structures cost of sales for the three months ended December 31, 2016 included net favorable cumulative catch-up adjustments on long-term contracts of $2.1 million. The cumulative catch-up adjustments to gross margin for the three months ended December 31, 2016 included gross favorable adjustments ($9.7 million) and gross unfavorable adjustments ($7.5 million). The cumulative catch-up adjustments for the three months ended December 31, 2016, was the result of increased unit pricing related to production rate changes. Segment cost of sales for the three months ended December 31, 2015 included net unfavorable cumulative catch-up adjustments ($2.8 million).
Aerospace Structures operating income increased by $234.8 million, or 111.3%, to $23.9 million for the three months ended December 31, 2016, from $(210.9) million for the three months ended December 31, 2015. Operating income increased for the three months ended December 31, 2016, since the prior year period included the non-cash impairment charge to the Vought tradename of $229.2 million and a legal settlement of $10.5 million, partially offset by the decreased sales as noted above for the three months ended December 31, 2016. Additionally, amortization increased ($1.9 million) due to the amortization of the Vought tradename. The Adjusted EBITDA year over year is comparable to the prior year period.
Aerospace Structures operating income as a percentage of segment sales increased to 7.8% for the nine months ended December 31, 2016, as compared to (60.9)% for the nine months ended December 31, 2015, due to the increase in operating income as noted above. The Adjusted EBITDA margin year over year is comparable to the prior year period.
Precision Components: Precision Components net sales decreased by $24.0 million, or 9.6%, to $226.3 million for the three months ended December 31, 2016, from $250.3 million for the three months ended December 31, 2015. The decline in sales was driven primarily by production rate reductions/reschedules, delayed new production introduction and price reductions due to changes in model mix.
Precision Components cost of sales decreased by $3.7 million, or 1.9%, to $195.1 million for the three months ended December 31, 2016, from $198.8 million for the three months ended December 31, 2015, primarily due to variable cost reduction and material cost savings. Gross margin for the three months ended December 31, 2016 was 13.8%, compared with 20.6% for the three months ended December 31, 2015, the decrease is due to start-up costs related to new programs and the decline in sales as noted above and was impacted by a provision for forward losses of $5.0 million on an engine program.
Precision Components operating income decreased by $21.2 million, or 87.8%, to $2.9 million for the three months ended December 31, 2016, from $24.1 million for the three months ended December 31, 2015. Operating income decreased due to the lower sales, gross margin and the 2016 Restructuring Plan charges ($4.8 million). These same factors contributed to the decrease in Adjusted EBITDA year over year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Precision Components operating income as a percentage of segment sales decreased to 1.3% for the three months ended December 31, 2016, as compared to 9.6% for the three months ended December 31, 2015, due to the items noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Product Support: Product Support net sales increased by $9.2 million, or 11.7%, to $87.3 million for the three months ended December 31, 2016, from $78.1 million for the three months ended December 31, 2015. Sales increased due to key wins with regional jet and commercial operators for components and accessories.
Product Support cost of sales increased by $8.8 million, or 16.0%, to $63.4 million for the three months ended December 31, 2016, from $54.6 million for the three months ended December 31, 2015. Cost of sales increased due to the increased sales noted above and the change in sales mix. Gross margin for the three months ended December 31, 2016 was 27.4% compared to 30.1% for the three months ended December 31, 2015, the decrease is due to product mix.
Product Support operating income increased by $2.3 million, or 18.2%, to $14.7 million for the three months ended December 31, 2016, from $12.4 million for the three months ended December 31, 2015. Operating income increased due to sales factors noted above and comparative prior year period included an adjustment for legal settlement charge of $1.9 million. The increase in Adjusted EBITDA year over year did not reflect the same increase as in operating income, since the comparative prior year period included an adjustment for legal settlement charge of $1.9 million.
Product Support operating income as a percentage of segment sales increased to 16.8% for the three months ended December 31, 2016, as compared to 15.9% for the three months ended December 31, 2015, due to the increased sales and the prior year legal settlement as noted above. The Adjusted EBITDA margin year over year decreased due to the legal settlement charge in the prior year period.

Nine months ended December 31, 2016 compared to nine months ended December 31, 2015

	Nine Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net sales	$2,612,885	$2,828,278
Segment operating income	$253,486	$127,502
Corporate expense	(81,107)	(35,839)
Total operating income	172,379	91,663
Interest expense and other	55,721	49,539
Income tax expense	32,786	6,429
Net income	$83,872	$35,695

Net sales decreased by $215.4 million, or 7.6%, to $2.61 billion for the nine months ended December 31, 2016, from $2.83 billion for the nine months ended December 31, 2015. Organic sales decreased $232.4 million, or 7.7%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $17.0 million in net sales to the nine months ended December 31, 2016. Organic sales decreased due to production rate reductions by our customers on the 747-8, Gulfstream G450/550, C-17 and A330 programs. Net sales for the nine months ended December 31, 2016, included $15.9 million in total non-recurring revenues, as compared to $17.7 million in non-recurring revenues for the nine months ended December 31, 2015.
Cost of sales decreased $101.8 million, or 4.7%, to $2.05 billion for the nine months ended December 31, 2016, from $2.15 billion for the nine months ended December 31, 2015. Organic cost of sales decreased $112.9 million, or 4.8%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $11.8 million to cost of sales to the nine months ended December 31, 2016. Organic cost of sales decreased due to the decrease in organic sales mentioned above. In addition, results for the nine months ended December 31, 2016, were negatively impacted by a provision for forward losses of $38.6 million mainly on the high altitude long endurance unmanned aircraft system (UAS) and A350 programs and the strike at our Spokane, Washington facility resulted in charges of $15.7 million. Excluding the impact of the provision for forward

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

losses in the current year and the effect of the strike, the comparable organic gross margin for the nine months ended December 31, 2016 was 21.7%, as compared to 22.9%.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts ($6.3 million). The cumulative catch-up adjustments to gross margin included gross favorable adjustments ($50.2 million) and gross unfavorable adjustments ($56.5 million). The cumulative catch-up adjustments for the nine months ended December 31, 2016 were mainly due to forward losses and includes the correction of an immaterial error in the amount of $12.7 million, offset by the reduction to the previously recognized forward losses on the 747-8 program of $41.3 million. Gross margin for the nine months ended December 31, 2015 included net unfavorable cumulative catch-up adjustments ($13.8 million).

Segment operating income increased by $126.0 million, or 475.8%, to $253.5 million for the nine months ended December 31, 2016, from $127.5 million for the nine months ended December 31, 2015. Organic segment operating income increased $125.2 million, or 100.6%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $0.8 million to operating income for the nine months ended December 31, 2016. Organic operating income for the nine months December 31, 2016 increased since the comparative prior year period included the non-cash impairment charge of $229.2 million and legal settlements of $12.4 million, partially offset by the decrease in the gross margins as noted above and costs related to the 2016 Restructuring Plan charges of $12.3 million for the nine months ended December 31, 2016.
Corporate expenses were $81.1 million for the nine months ended December 31, 2016, as compared to $35.8 million for the nine months ended December 31, 2015. The increase in corporate expenses of $45.3 million, or 126.3%, was due to the 2016 Restructuring Plan charges of $15.8 million, increase in compensation accruals as compared to the prior year period of $7.1 million, and the loss on divestiture and assets held for sale of $19.1 million in the current year.

Interest expense and other increased by $6.2 million, or 12.5%, to $55.7 million for the nine months ended December 31, 2016, compared to $49.5 million for the nine months ended December 31, 2015, due to increased debt levels.
The effective income tax rate for the nine months ended December 31, 2016 was 28.1% compared to 15.3% for the nine months ended December 31, 2015. As of December 31, 2016, we recorded a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. For the nine months ended December 31, 2016, the income tax provision included the disallowed tax benefit of $1,277 related to the capital loss generated from the divestiture of TAS-Newport News. For the nine months ended December 31, 2015, the income tax provision included the benefit of $4,213 from a decrease to the state deferred tax rate, the benefit of $421 related to the effects of transfer pricing adjustments carried back to prior periods and the benefit from the retroactive reinstatement of the R&D tax credit of $3,034. For the fiscal year ending March 31, 2017, the Company expects its effective tax rate to be approximately 18.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 8.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Nine months ended December 31, 2016 compared to nine months ended December 31, 2015

	Nine Months Ended December 31,
	2016	2015
Integrated Systems
Commercial aerospace	15.0%	13.8%
Military	10.2%	10.3%
Business Jets	1.7%	1.8%
Regional	1.0%	0.9%
Non-aviation	1.0%	1.0%
Total Integrated Systems net sales	28.9%	27.8%
Aerospace Structures
Commercial aerospace	16.7%	22.5%
Military	5.5%	6.1%
Business Jets	13.6%	15.1%
Regional	0.1%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	35.9%	43.7%
Precision Components
Commercial aerospace	17.9%	13.7%
Military	4.7%	4.5%
Business Jets	2.0%	1.5%
Regional	0.5%	0.4%
Non-aviation	0.4%	0.4%
Total Precision Components net sales	25.5%	20.5%
Product Support
Commercial aerospace	7.5%	6.1%
Military	1.5%	1.4%
Regional	0.7%	0.5%
Non-aviation	—%	—%
Total Product Support net sales	9.7%	8.0%
Total Consolidated net sales	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777 and 787 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Total Sales
	2016	2015	% Change	2016	2015
	(in thousands)
NET SALES
Integrated Systems	$758,803	$791,901	(4.2)%	29.0%	28.0%
Aerospace Structures	956,114	1,127,230	(15.2)%	36.6%	39.9%
Precision Components	740,354	781,250	(5.2)%	28.3%	27.6%
Product Support	257,317	226,649	13.5%	9.8%	8.0%
Elimination of inter-segment sales	(99,703)	(98,752)	1.0%	(3.8)%	(3.5)%
Total Net Sales	$2,612,885	$2,828,278	(7.6)%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$145,379	$153,978	(5.6)%	19.2%	19.4%
Aerospace Structures	57,898	(132,458)	(143.7)%	6.1%	(11.8)%
Precision Components	7,223	74,468	(90.3)%	1.0%	9.5%
Product Support	42,986	31,514	36.4%	16.7%	13.9%
Corporate	(81,107)	(35,839)	(126.3)%	n/a	n/a
Total Operating Income	$172,379	$91,663	88.1%	6.6%	3.2%

	Nine Months Ended December 31,			% of Segment Sales
	2016	2015	% Change	2016	2015
	(in thousands)
Adjusted EBITDA
Integrated Systems	$148,506	$154,978	(4.2)%	19.6%	19.6%
Aerospace Structures	51,997	87,848	(40.8)%	5.4%	7.8%
Precision Components	47,827	111,495	(57.1)%	6.5%	14.3%
Product Support	50,216	40,766	23.2%	19.5%	18.0%
Corporate	(60,994)	(31,752)	(92.1)%	n/a	n/a
	$237,552	$363,335	(34.6)%	9.1%	12.8%

Integrated Systems: Integrated Systems net sales decreased by $33.1 million, or 4.2%, to $758.8 million for the nine months ended December 31, 2016, from $791.9 million for the nine months ended December 31, 2015. Organic sales decreased $50.1 million, or 6.5%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $17.0 million in net sales to the nine months ended December 31, 2016. Organic sales declined primarily due to decreased sales in the rotocraft market and the spares aftermarket and impacted by fluctuations in foreign currency exchange rates primarily due to changes in the British pound sterling, approximately $10.7 million.
Integrated Systems cost of sales decreased by $23.2 million, or 4.4%, to $501.3 million for the nine months ended December 31, 2016, from $524.5 million for the nine months ended December 31, 2015. Organic cost of sales decreased $35.0 million, or 6.9%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $11.8 million to cost of sales to the nine months ended December 31, 2016. The organic cost of sales decreased due to the decrease in net sales noted above. The comparable organic gross margin for the nine months ended December 31, 2016 was 34.0% compared with 33.8% for the nine months ended December 31, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems operating income decreased by $8.6 million, or 5.6%, to $145.4 million for the nine months ended December 31, 2016, from $154.0 million for the nine months ended December 31, 2015. Organic cost of sales decreased $9.4 million, or 6.3%. The acquisition of Fairchild offset by the previously divested TAS - Newport News contributed $0.8 million to operating income for the nine months ended December 31, 2016. Operating income decreased for the nine months ended December 31, 2016, due to the decreased sales and gross profit as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 19.2% for the nine months ended December 31, 2016, as compared to 19.4% for the nine months ended December 31, 2015. The Adjusted EBITDA margin year over year is comparable to the prior year period.
Aerospace Structures: Aerospace Structures net sales decreased by $171.1 million, or 15.2%, to $956.1 million for the nine months ended December 31, 2016, from $1.13 billion for the nine months ended December 31, 2015. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550, C-17 programs and partially offset by rate increases on 767/Tanker program. Net sales for the nine months ended December 31, 2016 included $15.9 million in total non-recurring revenues, as compared to $17.7 million in total non-recurring revenues for the nine months ended December 31, 2015.
Aerospace Structures cost of sales decreased by $122.0 million, or 12.9%, to $820.8 million for the nine months ended December 31, 2016, from $942.8 million for the nine months ended December 31, 2015. The cost of sales were negatively impacted by the decreased sales as noted above and by a provision for forward losses of $38.6 million mainly on the UAS and A350 programs, offset by the reduction to the previously recognized forward losses on the 747-8 program of $41.3 million. The cost of sales also include the correction of an immaterial error in the amount of $12.7 million recorded during the nine months ended December 31, 2016. The comparable gross margin for the nine months ended December 31, 2016 was 17.7% compared with 16.4% for the nine months ended December 31, 2015.
Aerospace Structures cost of sales for the nine months ended December 31, 2016 included net unfavorable cumulative catch-up adjustments ($6.3 million). The cumulative catch-up adjustments to gross margin for the nine months ended December 31, 2016 included gross favorable adjustments ($50.2 million) and gross unfavorable adjustments ($56.5 million). The cumulative catch-up adjustments for the nine months ended December 31, 2016, were mainly due to forward losses, the reduction to the previously recognized forward losses on the 747-8 program and correction of error mentioned above. Segment cost of sales for the nine months ended December 31, 2015 included net unfavorable cumulative catch-up adjustments ($13.8 million).
Aerospace Structures operating income increased by $190.4 million, or 143.7%, to $57.9 million for the nine months ended December 31, 2016, from an operating loss of $(132.5) million for the nine months ended December 31, 2015. Operating income increased for the nine months ended December 31, 2016, since the prior year period included the non-cash impairment charge to the Vought tradename of $229.2 million and a legal settlement of $10.5 million, partially offset by the decreased sales and forward losses included in cost of sales noted above. Additionally, amortization increased ($3.8 million) due to the amortization of the Vought tradename. The Adjusted EBITDA year over year decreased since the prior year included the non-cash impairment charge and the legal settlement as noted above.
Aerospace Structures operating income as a percentage of segment sales increased to 6.1% for the nine months ended December 31, 2016, as compared to (11.8)% for the nine months ended December 31, 2015, due to the increase in operating income as noted above. These same factors noted above affecting the Adjusted EBIDA contributed to the increased Adjusted EBITDA margin year over year.
Precision Components: Precision Components net sales decreased by $40.9 million, or 5.2%, to $740.4 million for the nine months ended December 31, 2016, from $781.3 million for the nine months ended December 31, 2015. The decline in sales was primarily driven by production rate reductions on Boeing Commercial and Gulfstream G450/550 and price reductions due to changes in model mix, partially offset by increased production rates on the A350 program.
Precision Components cost of sales increased by $22.0 million, or 3.5%, to $644.3 million for the nine months ended December 31, 2016, from $622.3 million for the nine months ended December 31, 2015. The cost of sales increased due to the strike at our Spokane, Washington facility ($15.7 million), start-up costs related to the A350 and other new programs, a provision for forward losses of $5.0 million on an engine program, and changes in sales mix. Gross margin for the nine months ended December 31, 2016 was 13.0%, compared with 20.3% for the nine months ended December 31, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Precision Components operating income decreased by $67.2 million, or 90.3%, to $7.2 million for the nine months ended December 31, 2016, from $74.5 million for the nine months ended December 31, 2015. Operating income decreased due to the decreased sales and the increased cost of sales as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components operating income as a percentage of segment sales decreased to 1.0% for the nine months ended December 31, 2016, as compared to 9.5% for the nine months ended December 31, 2015, due to the sales and cost of sales factors as noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Product Support: Product Support net sales increased by $30.7 million, or 13.5%, to $257.3 million for the nine months ended December 31, 2016, from $226.6 million for the nine months ended December 31, 2015. Sales increased due to key wins with regional jet and commercial operators for components and accessories.
Product Support cost of sales increased by $23.0 million, or 14.1%, to $186.9 million for the nine months ended December 31, 2016, from $163.8 million for the nine months ended December 31, 2015. Cost of sales increased due to the increased sales noted above. Gross margin for the nine months ended December 31, 2016 was 27.4% compared to 27.7% for the nine months ended December 31, 2015.
Product Support operating income increased by $11.5 million, or 36.4%, to $43.0 million for the nine months ended December 31, 2016, from $31.5 million for the nine months ended December 31, 2015. Operating income increased due to sales factors as noted above and the prior year period included an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales increased to 16.7% for the nine months ended December 31, 2016, as compared to 13.9% for the nine months ended December 31, 2015, due to the increased sales noted above. These same factors contributed to the increased Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2016, we used approximately $172.7 million of cash flows from operating activities, used approximately $9.9 million in investing activities and received approximately $198.6 million in financing activities.
Cash flows used in operating activities for the nine months ended December 31, 2016 were $172.7 million, compared to cash flows used in operating activities for the nine months ended December 31, 2015 of $174.7 million. During the nine months ended December 31, 2016, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses ($211.5 million) driven by pre-production costs, net spending on the G280 and G650 Programs discussed below and a $5.5 million payment related to a previously resolved legal settlement offset by increased receipts from customers ($206.6 million), as defined below.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the nine months ended December 31, 2016, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $142.6 million and $22.8 million, respectively. Net spending on the G280 and G650 Programs for the nine months ended December 31, 2016 was approximately $68.8 million. Additionally, the utilization of production inventory build, including build ahead on several programs subject to relocation, was approximately $7.4 million. Unliquidated progress payments netted against inventory decreased $13.8 million, primarily due to timing of receipts.
Cash flows used in investing activities for the nine months ended December 31, 2016 decreased $105.6 million from the nine months ended December 31, 2015. Cash flows used in investing activities for the nine months ended December 31, 2016, included capital expenditures ($33.1 million). Cash used in investing activities for the nine months ended December 31, 2015, included the acquisition of Fairchild ($57.0 million) a payment to settle a working capital adjustment related to the GE acquisition ($6.0 million) and capital expenditures ($63.4 million).
Cash flows provided by financing activities for the nine months ended December 31, 2016 were $198.6 million, compared to cash flows used in financing activities for the nine months ended December 31, 2015 of $298.7 million. Cash flows

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

provided by financing activities for the nine months ended December 31, 2016 and 2015, respectively, included additional borrowings on our Credit Facility (as defined below) to fund operations.
As of December 31, 2016, $248.8 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On December 31, 2016, an aggregate amount of approximately $456.1 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At December 31, 2016, there was $140.3 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility is classified within the current portion of long term debt on the accompanying Condensed Consolidated Balance Sheet at December 31, 2016. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
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
On March 28, 2016, the Company entered into a Purchase Agreement (the "Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90.0 million. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of December 31, 2016 and September 30, 2016, the Company sold $88.7 million and $89.9 million, respectively, worth of eligible accounts receivable.
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
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,670,873	$187,731	$100,513	$1,072,449	$310,180
Debt interest (2)	238,055	47,591	93,796	75,105	21,563
Operating leases	156,603	28,201	45,332	30,617	52,453
Purchase obligations	1,582,750	1,076,202	482,054	23,679	815
Total	$3,648,281	$1,339,725	$721,695	$1,201,850	$385,011

(1) Included in the Company’s balance sheet at December 31, 2016.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $9.9 million as of December 31, 2016, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
For the fiscal year ending March 31, 2017, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
We believe that cash flows from operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we are continuously evaluating various acquisition and divestiture opportunities. As a result, we currently are pursuing the potential purchase of a number of candidates. In the event that more than one of these transactions are successfully consummated, the availability under the Credit Facility might be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.

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
As of December 31, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.     Legal Proceedings
On December 22, 2016, Triumph Aerostructures, LLC, a wholly owned subsidiary of the Company (“Triumph Aerostructures”), initiated litigation against Bombardier Inc. (“Bombardier”), a customer of Triumph Aerostructures, in the Quebec Superior Court, District of Montreal. The lawsuit relates to Bombardier’s failure to pay to Triumph Aerostructures certain non-recurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7000 business aircraft. The lawsuit seeks a monetary award of approximately US $340.0 million (or CAD $455.0 million) resulting from Bombardier directed changes to the original wing requirements for the Global 7000 program, as well as Bombardier’s, delays, disruptions, acceleration and interference in connection with its contract with Triumph Aerostructures. In the meantime, Triumph Aerostructures continues to support the Global 7000 program and to seek a resolution of its disputes.

Item 6. Exhibits.

Exhibit 10.1	Triumph Group, Inc. Non-employee Director Compensation Program, effective July 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 15, 2016).
Exhibit 10.2	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 15, 2016).
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2016 and 2015; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	February 2, 2017
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	February 2, 2017
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 2, 2017
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Triumph Group, Inc. Non-employee Director Compensation Program, effective July 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 15, 2016).
10.2	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 15, 2016).
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.