Form 10-K/A
period 2017-03-31
TRIUMPH GROUP INC
filed 2017-05-26
CIK 1021162

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

Explanatory Note
This Form 10-K/A is being filed as an amendment (the "Amendment") to the Annual Report on Form 10-K filed by Triumph Group, Inc. (the "Company") with the Securities and Exchange Commission on May 24, 2017 (the "Original Filing"). This Amendment is being filed to file two exhibits which were inadvertently omitted from the Original Filing (Exhibits 10.33 and 10.34). No other changes are being made to the Original Filing.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(3) The following is a list of exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.33	Form of the 2016 Directors' Equity Compensation Plan, as amended *	#	#	#	#
10.34	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended *	#	#	#	#
________________________________

*	Indicates management contract or compensatory plan or arrangement

#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 26, 2017	TRIUMPH GROUP, INC.

		By:	/s/ Thomas A. Quigley, III
Thomas A. Quigley, III
Vice President and Controller

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.33	Form of the 2016 Directors' Equity Compensation Plan, as amended *	#	#	#	#
10.34	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended *	#	#	#	#
________________________________

*	Indicates management contract or compensatory plan or arrangement

#	Filed herewith