Form 10-Q
period 2017-06-30
TRIUMPH GROUP INC
filed 2017-07-28
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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
Common Stock, par value $0.001 per share, 49,623,221 shares outstanding as of July 27, 2017.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,968	$69,633
Trade and other receivables, less allowance for doubtful accounts of $4,120 and $4,559	343,962	311,792
Inventories, net of unliquidated progress payments of $432,760 and $222,485	1,248,656	1,340,175
Prepaid and other current assets	34,213	30,064
Assets held for sale	—	21,255
Total current assets	1,663,799	1,772,919
Property and equipment, net	794,770	805,030
Goodwill	1,147,676	1,142,605
Intangible assets, net	578,525	592,364
Other, net	91,274	101,682
Total assets	$4,276,044	$4,414,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$140,869	$160,630
Accounts payable	420,260	481,243
Accrued expenses	600,478	674,379
Liabilities related to assets held for sale	—	18,008
Total current liabilities	1,161,607	1,334,260
Long-term debt, less current portion	1,140,165	1,035,670
Accrued pension and other postretirement benefits	572,501	592,134
Deferred income taxes	67,052	68,107
Other noncurrent liabilities	481,829	537,956
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,609,065 and 49,573,029 shares outstanding	51	51
Capital in excess of par value	845,451	846,807
Treasury stock, at cost, 2,851,855 and 2,887,891 shares	(182,264)	(183,696)
Accumulated other comprehensive loss	(385,921)	(396,178)
Retained earnings	575,573	579,489
Total stockholders’ equity	852,890	846,473
Total liabilities and stockholders’ equity	$4,276,044	$4,414,600

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2017	2016

Net sales	$781,689	$893,253
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	627,346	726,388
Selling, general and administrative	79,303	68,026
Depreciation and amortization	39,131	45,462
Restructuring costs	17,500	6,651
	763,280	846,527
Operating income	18,409	46,726
Interest expense and other	21,018	18,126
(Loss) income before income taxes	(2,609)	28,600
Income tax (benefit) expense	(678)	8,866
Net (loss) income	$(1,931)	$19,734

(Loss) earnings per share—basic:	$(0.04)	$0.40

Weighted-average common shares outstanding—basic	49,341	49,271

(Loss) earnings per share—diluted:	$(0.04)	$0.40

Weighted-average common shares outstanding—diluted	49,341	49,413

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2017	2016

Net (loss) income	$(1,931)	$19,734
Other comprehensive income (loss):
Foreign currency translation adjustment	11,421	(14,797)
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - (gains) losses, net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($489)	1,695	836
Recognized prior service credits, net of taxes of $0 and $1,408	(3,042)	(2,408)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(1,347)	(1,572)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $0 and $339	552	(553)
Reclassification of loss included in net earnings, net of tax of $0 and $2	(369)	(13)
Net unrealized gain (loss) on cash flow hedges, net of tax	183	(566)
Total other comprehensive income (loss)	10,257	(16,935)
Total comprehensive income	$8,326	$2,799

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Three Months Ended June 30,
	2017	2016

Operating Activities
Net (loss) income	$(1,931)	$19,734
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	39,131	45,462
Amortization of acquired contract liabilities	(29,473)	(29,349)
Other amortization included in interest expense	3,263	1,284
Provision for doubtful accounts receivable	(363)	(207)
Provision for deferred income taxes	(1,060)	4,996
Employee stock-based compensation	(41)	1,956
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(30,310)	55,413
Inventories	118,243	(123,589)
Prepaid expenses and other current assets	751	15,096
Accounts payable and accrued expenses	(172,918)	(47,419)
Accrued pension and other postretirement benefits	(21,207)	(24,558)
Other	(3,133)	(2,854)
Net cash used in operating activities	(99,048)	(84,035)
Investing Activities
Capital expenditures	(12,085)	(12,723)
Proceeds from sale of assets	1,351	948
Acquisitions, net of cash acquired	—	9
Net cash used in investing activities	(10,734)	(11,766)
Financing Activities
Net increase in revolving credit facility	118,961	174,091
Repayment of debt and capital lease obligations	(33,268)	(46,989)
Payment of deferred financing costs	(7,160)	(10,689)
Dividends paid	(1,984)	(1,981)
Repayment of government grant	—	(7,285)
Repurchase of restricted shares for minimum tax obligation	(296)	(171)
Net cash provided by financing activities	76,253	106,976
Effect of exchange rate changes on cash	864	(860)
Net change in cash	(32,665)	10,315
Cash and cash equivalents at beginning of period	69,633	20,984
Cash and cash equivalents at end of period	$36,968	$31,299

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending March 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2017 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the "SEC") on May 24, 2017.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-15 effective April 1, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
Standards Issued Not Yet Implemented
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”, “ASC 606”), which requires recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09 which must be adopted concurrently with ASU 2014-09.
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
ASC 606 will be effective for the Company beginning April 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the “full retrospective method”), or retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application (the "modified retrospective method”). The Company is adopting ASC 606 effective April 1, 2018 and the Company expects to do so using the modified retrospective method.
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
While further analysis of ASC 606 and a review of all material contracts is underway, the adoption of ASC 606 may impact the amount and timing of revenue recognition and the accounting treatment of deferred production costs for certain of our contracts. Under ASC 606, the units-of-delivery method is no longer viable and some performance obligations may be satisfied over time which may change the timing of recognition of revenue and associated production costs for certain contracts.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. Employers are required to include all other components of net benefit cost in a separate line item(s). The line item(s) in which the components of net benefit cost other than the service cost are included need to be identified as such on the income statement or in the disclosures. ASU 2017-07 also stipulates that only the service cost component of net benefit cost is eligible for capitalization. ASU 2017-07 is effective for -reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently performing its assessment of the impact of adopting the guidance; however based on its expectations for the fiscal year ended March 31, 2018, the Company believes the it will likely have a material impact due to the reclassification of pension and OPEB income from capitalized costs (Operating Income) to Other Income. Excluding the service costs, the net periodic pension benefit for the fiscal year ended March 31, 2018 is expected to be $67,000.
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
For the three months ended June 30, 2017, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, decreased operating income, net income and earnings per share by approximately $(5,289), $(3,915) and $(0.08), net of tax, respectively. For the three months ended June 30, 2016, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(27,968), $(19,298) and $(0.39), net of tax, respectively.
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
As previously disclosed, the Company recognized a provision for forward losses associated with our long-term contract on the 747-8 and Bombardier programs. There is still risk similar to what the Company has experienced on the 747-8 and Bombardier programs. Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays, potential need to negotiate facility lease extensions or alternatively relocate work and many other risks, will determine the ultimate performance of these programs.
Included in net sales of Integrated Systems, Aerospace Structures and Precision Components is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended June 30, 2017 and 2016, the Company recognized $29,473 and $29,349, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 11% and 5% of total trade accounts receivable as of June 30, 2017 and March 31, 2017, respectively. Trade accounts receivable from Gulfstream (representing commercial, military and space)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

represented approximately 21% and 3% of total trade accounts receivable as of June 30, 2017 and March 31, 2017, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the three months ended June 30, 2017, were $257,311, or 33% of net sales, of which $53,530, $102,396, $99,292 and $2,093 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the three months ended June 30, 2016, were $337,988, or 38% of net sales, of which $53,760, $162,935, $112,823 and $8,470 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream for the three months ended June 30, 2017, were $116,026, or 15% of net sales, of which $306, $113,346, $2,364 and $10 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Gulfstream for the three months ended June 30, 2016, were $107,627, or 12% of net sales, of which $558, $104,795, $2,254 and $20 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2017 and 2016, was $(41) and $1,956, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.
Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.6	$659,179	$(246,773)	$412,406
Product rights, technology and licenses	11.4	54,470	(40,074)	14,396
Non-compete agreements and other	16.3	2,756	(830)	1,926
Tradenames	10.3	163,000	(13,203)	149,797
Total intangibles, net		$879,405	$(300,880)	$578,525

	March 31, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.6	$663,165	$(241,124)	$422,041
Product rights, technology and licenses	11.4	54,347	(39,486)	14,861
Non-compete agreements and other	16.3	2,756	(786)	1,970
Tradenames	10.3	163,000	(9,508)	153,492
Total intangibles, net		$883,268	$(290,904)	$592,364
Amortization expense for the three months ended June 30, 2017 and 2016, was $14,847 and $13,631, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its divestitures and interest rate swap (see Note 3 and Note 5).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of June 30, 2017 and March 31, 2017, were $83,810 and $107,088, respectively. The decrease in warranty reserves during the first quarter of the fiscal year ended March 31 2018, was offset by a corresponding decrease to the related indemnification asset, which is included in other assets on the accompanying Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
The Company paid $2,749 and $1,198 for income taxes, net of refunds, for the three months ended June 30, 2017 and 2016, respectively.
The Company made interest payments of $24,007 and $25,751 for the three months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of disposal. The transaction closed during the quarter ended June 30, 2017.
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

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2017	March 31, 2017
Raw materials	$95,095	$89,069
Work-in-process, including manufactured and purchased components	1,403,460	1,297,989
Finished goods	127,258	118,265
Rotable assets	55,603	57,337
Less: unliquidated progress payments	(432,760)	(222,485)
Total inventories	$1,248,656	$1,340,175
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

	June 30, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$140,809	$618,070	$(390,758)	$368,121
Embraer	17,490	176,607	(5,800)	188,297
Total	$158,299	$794,677	$(396,558)	$556,418

	March 31, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$89,650	$589,449	$(399,758)	$279,341
Embraer	14,987	173,169	(5,800)	182,356
Total	$104,637	$762,618	$(405,558)	$461,697
Under our contract for the Bombardier Global 7000/8000 wing program ("Global 7000"), the Company has the right to design, develop and manufacture wing components for the Global 7000 program. The Global 7000 contract provides for fixed pricing and requires the Company to fund certain up-front development expenses, with certain milestone payments made by Bombardier.
The Global 7000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program, and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Global 7000 program has continued to incur costs since March 2016 in support of the development and transition to production.
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolves all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for the Global 7000 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000 program will likely result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
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

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2017	March 31, 2017

Revolving line of credit	$148,961	$29,999
Term loan	302,344	309,375
Receivable securitization facility	95,900	112,900
Capital leases	63,561	72,800
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Other debt	7,978	7,978
Less: Debt issuance costs	(12,710)	(11,752)
	1,281,034	1,196,300
Less: Current portion	140,869	160,630
	$1,140,165	$1,035,670
Revolving Credit Facility
In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement (the “Eighth Amendment Effective Date”), among the Company and its lenders to, among other things, (i) eliminate the total leverage ratio financial covenant, (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant, (iii) reduce the aggregate principal amount of commitments under the revolving line of credit to $850,000 from $1,000,000, (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019, and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions and provide that the highest pricing tier will apply until the maximum senior secured leverage ratio financial covenant is 2.50 to 1.00 and the Company delivers a compliance certificate demonstrating compliance with such financial covenant. In connection with the amendment to the Credit Facility, the Company incurred $6,780 of financing costs. These costs, along with the $10,532 of unamortized financing costs subsequent to the amendment, are being amortized over the remaining term of the Credit Facility. In accordance with the reduction of the Credit Facility, the Company impaired a proportional amount of unamortized financing fees prior to the amendment.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The Eighth Amendment also provided the Company’s Vought Aircraft Division (Triumph Aerostructures, LLC) and certain affiliated entities (collectively, the “Vought entities”) with the option, if necessary, to commence voluntary insolvency proceedings within 90 days of the Eighth Amendment Effective Date, subject to certain conditions set forth in the Credit Agreement. Upon the commencement of such proceedings, the Vought entities would no longer be Subsidiary Co-Borrowers under the Credit Agreement, and transactions between any of the Vought entities, on the one hand, and the Company and any of the Subsidiary Co-Borrowers, on the other hand, would have been restricted.
The Company entered into the Eighth Amendment, among other reasons, in order to provide the Vought entities with greater financial flexibility to address their significant cash utilization relative to certain contracts. The Company expected that any action it may have taken regarding the Vought entities would have improved the Company’s credit profile and equity value.
The Company does not intend to exercise its option to commence voluntary insolvency for the Vought entities, which expires on July 31, 2017.
The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Second Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $850,000 outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At June 30, 2017, there were $148,961 in borrowings and $60,978 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2017, there were $29,999 in borrowings and $27,240 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of June 30, 2017, the Company had borrowing capacity under this facility of $587,604 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
The Credit Facility also provides for a variable rate term loan (the "2013 Term Loan"). The Company repays the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October.
The Company maintains an interest rate swap agreement through November 2018 to reduce its exposure to interest on the variable rate portion of its long-term debt. As of June 30, 2017 and March 31, 2017, the interest rate swap agreement had a notional amount of $302,344 and $309,375, respectively. As of June 30, 2017 and March 31, 2017, the interest rate swap agreement had a fair value of $475 and $309, respectively, which is recorded in other noncurrent liabilities with an offset to other comprehensive income, net of applicable taxes (Level 2). The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Receivables Securitization Facility
In November 2014, the Company amended its Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2017, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860. The Securitization Facility is classified within the current portion of long term debt on the accompanying Condensed Consolidated Balance Sheet at June 30, 2017.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of March 31, 2016, the maximum amount available under the Receivables Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of June 30, 2017 and March 31, 2017, the Company sold $0 and $78,006, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	June 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,281,034	$1,289,639	$1,196,300	$1,178,968
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

6.    (LOSS) EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2017	2016
Weighted-average common shares outstanding – basic	49,341	49,271
Net effect of dilutive stock options and nonvested stock	—	142
Weighted-average common shares outstanding – diluted	49,341	49,413

7.    INCOME TAXES
The Company follows the Income Taxes topic of ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2017 and March 31, 2017, the total amount of accrued income tax-related interest and penalties was $293 and $282, respectively.

As of June 30, 2017 and March 31, 2017, the total amount of unrecognized tax benefits was $10,398 and $10,266, respectively, of which $10,398 and $10,266, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of June 30, 2017, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2018 as well as the Company's projected income in future periods.
The effective income tax rate for the three months ended June 30, 2017, was 26.0% as compared to 31.0% for the three months ended June 30, 2016.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, state or local examinations for fiscal years ended before March 31, 2013, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2011.

As of June 30, 2017, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2017 through June 30, 2017:

	Integrated Systems	Precision Components	Product Support	Total
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
Effect of exchange rate changes	3,610	1,512	(51)	5,071
Balance, June 30, 2017	$544,765	$533,930	$68,981	$1,147,676

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2017	2016
Components of net periodic benefit costs:
Service cost	$1,120	$1,649
Interest cost	18,788	18,189
Expected return on plan assets	(38,048)	(39,058)
Amortization of prior service credits	(710)	(446)
Amortization of net loss	3,477	3,031
Net periodic benefit income	$(15,373)	$(16,635)

	Other postretirement benefits
	Three Months Ended June 30,
	2017	2016
Components of net periodic benefit costs:
Service cost	$102	$179
Interest cost	1,219	1,247
Amortization of prior service credits	(2,328)	(3,366)
Amortization of gain	(1,775)	(1,647)
Net periodic benefit income	$(2,782)	$(3,587)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2017 and 2016, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2017	$(87,212)	$2,153	$(311,119)		$(396,178)
AOCI before reclassifications	11,421	552	—		11,973
Amounts reclassified from AOCI	—	(369)	(1,347)	(2)	(1,716)
Net current period AOCI	11,421	183	(1,347)		10,257
Balance June 30, 2017	$(75,791)	$2,336	$(312,466)		$(385,921)

Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(14,797)	(553)	—		(15,350)
Amounts reclassified from AOCI	—	(13)	(1,572)	(2)	(1,585)
Net current period AOCI	(14,797)	(566)	(1,572)		(16,935)
Balance June 30, 2016	$(73,613)	$(3,486)	$(286,998)		$(364,097)
(1) Net of tax.

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

11.     SEGMENTS
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including restructuring of $10,548 for the three months ended June 30, 2017.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended June 30,
	2017	2016
Net sales:
Integrated Systems	$238,136	$257,356
Aerospace Structures	275,976	331,596
Precision Components	236,870	254,561
Product Support	66,433	84,199
Elimination of inter-segment sales	(35,726)	(34,459)
	$781,689	$893,253

(Loss) income before income taxes:
Operating income (expense):
Integrated Systems	$47,417	$47,986
Aerospace Structures	(281)	9,163
Precision Components	(3,265)	(7,782)
Product Support	8,437	14,059
Corporate	(33,899)	(16,700)
	18,409	46,726
Interest expense and other	21,018	18,126
	$(2,609)	$28,600

Depreciation and amortization:
Integrated Systems	$9,951	$10,303
Aerospace Structures	19,391	17,962
Precision Components	7,749	14,330
Product Support	1,738	2,484
Corporate	302	383
	$39,131	$45,462

Amortization of acquired contract liabilities, net:
Integrated Systems	$7,303	$10,337
Aerospace Structures	21,293	18,438
Precision Components	877	574
	$29,473	$29,349

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Adjusted EBITDA:
Integrated Systems	$50,065	$47,952
Aerospace Structures	(2,183)	8,687
Precision Components	3,607	5,974
Product Support	10,175	16,543
Corporate	(33,597)	(16,317)
	$28,067	$62,839

Capital expenditures:
Integrated Systems	$2,565	$3,228
Aerospace Structures	4,417	3,833
Precision Components	4,062	4,902
Product Support	261	630
Corporate	780	130
	$12,085	$12,723

	June 30, 2017	March 31, 2017
Total Assets:
Integrated Systems	$1,296,558	$1,281,828
Aerospace Structures	1,433,739	1,548,239
Precision Components	1,256,392	1,262,691
Product Support	266,142	284,231
Corporate	23,213	37,611
	$4,276,044	$4,414,600
During the three months ended June 30, 2017 and 2016, the Company had international sales of $178,407 and $180,419, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes and the 2022 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of June 30, 2017 and March 31, 2017, Condensed Consolidating Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2017 and 2016.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$654	$82	$36,232	$—	$36,968
Trade and other receivables, net	222	91,504	252,236	—	343,962
Inventories	—	1,141,422	107,234	—	1,248,656
Prepaid expenses and other	8,361	13,830	12,022	—	34,213
Total current assets	9,237	1,246,838	407,724	—	1,663,799
Property and equipment, net	8,794	661,987	123,989	—	794,770
Goodwill and other intangible assets, net	—	1,546,059	180,142	—	1,726,201
Other, net	20,984	52,986	17,304	—	91,274
Intercompany investments and advances	2,206,150	81,541	74,065	(2,361,756)	—
Total assets	$2,245,165	$3,589,411	$803,224	$(2,361,756)	$4,276,044

Current liabilities:
Current portion of long-term debt	$30,592	$14,377	$95,900	$—	$140,869
Accounts payable	10,082	371,450	38,728	—	420,260
Accrued expenses	40,378	514,863	45,237	—	600,478
Total current liabilities	81,052	900,690	179,865	—	1,161,607
Long-term debt, less current portion	1,083,263	56,902	—		1,140,165
Intercompany advances	219,690	1,839,709	380,279	(2,439,678)	—
Accrued pension and other postretirement benefits, noncurrent	6,784	565,717	—	—	572,501
Deferred income taxes and other	1,485	506,840	40,556	—	548,881
Total stockholders’ equity	852,891	(280,447)	202,524	77,922	852,890
Total liabilities and stockholders’ equity	$2,245,165	$3,589,411	$803,224	$(2,361,756)	$4,276,044

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$19,942	$24,137	$25,554	$—	$69,633
Trade and other receivables, net	546	34,874	276,372	—	311,792
Inventories	—	1,243,461	96,714	—	1,340,175
Prepaid expenses and other	7,763	11,678	10,623	—	30,064
Assets held for sale	—	3,250	18,005	—	21,255
Total current assets	28,251	1,317,400	427,268	—	1,772,919
Property and equipment, net	8,315	673,153	123,562	—	805,030
Goodwill and other intangible assets, net	—	1,560,050	174,919	—	1,734,969
Other, net	17,902	67,955	15,825	—	101,682
Intercompany investments and advances	2,057,534	81,541	77,090	(2,216,165)	—
Total assets	$2,112,002	$3,700,099	$818,664	$(2,216,165)	$4,414,600

Current liabilities:
Current portion of long-term debt	$33,298	$14,432	$112,900	$—	$160,630
Accounts payable	17,291	426,646	37,306	—	481,243
Accrued expenses	53,829	578,457	42,093	—	674,379
Liabilities related to assets held for sale	—	—	18,008	—	18,008
Total current liabilities	104,418	1,019,535	210,307	—	1,334,260
Long-term debt, less current portion	974,693	60,977	—	—	1,035,670
Intercompany advances	178,381	1,754,529	370,907	(2,303,817)	—
Accrued pension and other postretirement benefits, noncurrent	6,633	585,501	—	—	592,134
Deferred income taxes and other	1,403	564,358	40,302	—	606,063
Total stockholders’ equity	846,474	(284,801)	197,148	87,652	846,473
Total liabilities and stockholders’ equity	$2,112,002	$3,700,099	$818,664	$(2,216,165)	$4,414,600

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$715,090	$87,911	$(21,312)	$781,689

Operating costs and expenses:
Cost of sales	—	575,404	73,254	(21,312)	627,346
Selling, general and administrative	22,989	44,853	11,461	—	79,303
Depreciation and amortization	302	34,773	4,056	—	39,131
Restructuring	10,547	6,446	507	—	17,500
	33,838	661,476	89,278	(21,312)	763,280
Operating (loss) income	(33,838)	53,614	(1,367)	—	18,409
Intercompany interest and charges	(43,242)	41,022	2,220	—	—
Interest expense and other	17,042	2,781	1,195	—	21,018
(Loss) income before income taxes	(7,638)	9,811	(4,782)	—	(2,609)
Income tax (benefit) expense	(7,074)	5,763	633	—	(678)
Net (loss) income	(564)	4,048	(5,415)	—	(1,931)
Other comprehensive income (loss)	183	(1,347)	11,421	—	10,257
Total comprehensive (loss) income	$(381)	$2,701	$6,006	$—	$8,326

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(564)	$4,048	$(5,415)	$—	$(1,931)

Adjustments to reconcile net income to net cash (used in) operating activities provided by	(24,495)	(101,363)	28,086	655	(97,117)
Net cash (used in) provided by operating activities	(25,059)	(97,315)	22,671	655	(99,048)
Capital expenditures	(780)	(10,375)	(930)	—	(12,085)
Proceeds from sale of assets	—	1,183	168	—	1,351
Net cash used in investing activities	(780)	(9,192)	(762)	—	(10,734)
Net increase in revolving credit facility	118,961	—	—	—	118,961
Retirements and repayments of debt	(12,139)	(4,129)	(17,000)	—	(33,268)
Payments of deferred financing costs	(7,160)	—	—	—	(7,160)
Dividends paid	(1,984)	—	—	—	(1,984)
Repurchase of restricted shares for minimum tax obligation	(296)	—	—	—	(296)
Intercompany financing and advances	(90,831)	86,581	4,905	(655)	—
Net cash provided by (used in)financing activities	6,551	82,452	(12,095)	(655)	76,253
Effect of exchange rate changes on cash	—	—	864	—	864
Net change in cash and cash equivalents	(19,288)	(24,055)	10,678	—	(32,665)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$654	$82	$36,232	$—	$36,968

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$15,452	$598	$3,684	$—	$19,734

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(2,131)	(121,953)	19,688	627	(103,769)
Net cash provided by (used in) operating activities	13,321	(121,355)	23,372	627	(84,035)
Capital expenditures	(130)	(8,961)	(3,632)	—	(12,723)
Proceeds from sale of assets	—	108	840	—	948
Acquisitions, net of cash acquired	—	9	—	—	9
Net cash used in investing activities	(130)	(8,844)	(2,792)	—	(11,766)
Net increase in revolving credit facility	174,091	—	—	—	174,091
Retirements and repayments of debt	(7,102)	(3,687)	(36,200)	—	(46,989)
Payments of deferred financing costs	(10,689)	—	—	—	(10,689)
Dividends paid	(1,981)	—	—	—	(1,981)
Repayment of government grant	—	(7,285)	—	—	(7,285)
Repurchase of restricted shares for minimum tax obligations	(171)	—	—	—	(171)
Intercompany financing and advances	(168,266)	141,776	27,117	(627)	—
Net cash (used in) provided by financing activities	(14,118)	130,804	(9,083)	(627)	106,976
Effect of exchange rate changes on cash	—	—	(860)	—	(860)
Net change in cash and cash equivalents	(927)	605	10,637	—	10,315
Cash and cash equivalents at beginning of period	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of period	$617	$806	$29,876	$—	$31,299

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.    COMMITMENTS AND CONTINGENCIES
As previously reported, on December 22, 2016, Triumph Aerostructures, LLC, a wholly owned subsidiary of the Company (“Triumph Aerostructures”), initiated litigation against Bombardier, Inc. (“Bombardier”) in the Quebec Superior Court, District of Montreal. The lawsuit related to Bombardier’s failure to pay to Triumph Aerostructures certain non-recurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7000 business aircraft.
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

14.    RESTRUCTURING COSTS
During the fiscal year ended March 31, 2017, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2017 Restructuring Plan"). The Company expects to reduce its footprint by approximately 1.0 million square feet, to reduce head count by approximately 100 employees and to amend certain contracts. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $55,000 to $60,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays.
During the fiscal year ended March 31, 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities ("2016 Restructuring Plan"). The Company expects to reduce its footprint by approximately 3.5 million square feet and to reduce head count by approximately 1,200 employees. Over the next few fiscal years, the Company estimates that it will record aggregate pre-tax charges of $140,000 to $150,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays.
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the restructuring plans noted above:

Type of expense:	Total estimated amount expected to be incurred
Termination benefits	$21,000
Facility closure and other exit costs (1)	44,000
Contract termination costs	18,000
Accelerated depreciation charges (2)	37,000
Other (3)	89,000
$209,000
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Accelerated depreciation charges are recorded as part of Depreciation and amortization on the Consolidated Statement of Operations.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

(3) Consists of other costs directly related to the plan, including project management, legal, regulatory costs and other transformation related costs, such as costs to amend certain contracts.
The restructuring charges recognized for the three months ended June 30, 2017 and 2016, by type and by segment consisted of the following:

	For the Three Months Ended June 30, 2017
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$256	$—	$—	$256
Facility closure and other exit costs	—	1,406	1,898	—	—	3,304
Other	615	—	2,017	760	10,548	13,940
Total Restructuring	615	1,406	4,171	760	10,548	17,500
Accelerated depreciation	546	—	314	—	—	860
Total	$1,161	$1,406	$4,485	$760	$10,548	$18,360

	For the Three Months Ended June 30, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$27	$25	$—	$52
Facility closure and other exit costs	—	—	247	—	—	247
Other	—	3,052	1,440	—	1,860	6,352
Total Restructuring	—	3,052	1,714	25	1,860	6,651
Accelerated depreciation	46	—	3,300	145	—	3,491
Total	$46	$3,052	$5,014	$170	$1,860	$10,142
Termination benefits include employee retention, severance and benefit payments for terminated employees. Facility closure costs include general operating costs incurred subsequent to production shutdown as well as equipment relocation and other associated costs. Contract termination costs include costs associated with terminating existing leases and supplier agreements. Other transformation costs include legal, outplacement and employee relocation costs, and other employee-related costs and costs to amend certain contracts.

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
Highlights for the first quarter of the fiscal year ending March 31, 2018 included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2018 were $781.7 million, compared to $893.3 million for the prior year period.

•	Operating income in the first quarter of fiscal 2018 was $18.4 million, compared to $46.7 million for the first quarter of fiscal 2017.

•	Net loss for the first quarter of fiscal 2018 was $1.9 million, compared to net income of $19.7 million for the first quarter of fiscal 2017.

•	Backlog as of June 30, 2017 was $4.19 billion. Of our existing backlog of $4.19 billion, we estimate that approximately $1.69 billion will not be shipped by June 30, 2018.

•	Net loss for the first quarter of fiscal 2018 was $0.04 per diluted common share, as compared to net income of $0.40 per diluted share in the prior year period.

•	We used $99.0 million of cash flow from operating activities for the three months ended June 30, 2017, as compared to cash used in operations of $84.0 million in the comparable prior year period.
We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.5 million square feet and to reduce head count by 1,300 employees. Over the course of the programs (which were initiated in fiscal 2016), We estimates that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For three months ended June 30, 2017 and 2016, we recorded charges of $17.5 million and $6.7 million, respectively, related to these plans.
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
During the three months ended June, 2017, we incurred approximately $32.1 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
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
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolves all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000/8000 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
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
    We seek additional consideration for customer work statement changes throughout our contract life as a standard course of business.  We recently reached preliminary agreement with Gulfstream across many programs we support, including but not limited to, the G650 wing program. We are also currently engaged with other customers in similar negotiations.  The ability to recover or negotiate additional consideration is not certain and varies by contract.  Varying market conditions for these products may also impact future profitability
     Although none of these new programs individually is expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these new programs will significantly dilute our future consolidated margins.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As disclosed during fiscal 2016, Boeing announced a rate reduction to the 747-8 program, which lowers production to one plane every two months. We assessed the impact of the rate reduction and recorded an additional $161.4 million forward loss during the fiscal year ended March 31, 2016. Subsequently, in July 2016, Boeing announced that it was reasonably possible that they could end production on the 747-8 program if the demand for the program did not improve. If this were to occur, we could potentially claw back a portion of the aforementioned forward loss. Additional costs associated with exiting the facilities where the 747-8 program is manufactured, such as asset impairment, supplier and lease termination charges, as well as severance and retention payments to employees and contractors have been included in the 2016 Restructuring Plan.
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of disposal. The transaction closed during the quarter ended June 30, 2017.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News) for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,774, which is included in Corporate. The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
The divestitures of Engines and APU and TAS-Newport News are subsequently referred to as "fiscal 2017 divestitures."
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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$(1,931)	$19,734
Amortization of acquired contract liabilities, net	(29,473)	(29,349)
Depreciation and amortization	39,131	45,462
Interest expense and other	21,018	18,126
Income tax (benefit) expense	(678)	8,866
Adjusted EBITDA	$28,067	$62,839
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2017
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$18,409	$47,417	$(281)	$(3,265)	$8,437	$(33,899)
Amortization of acquired contract liabilities, net	(29,473)	(7,303)	(21,293)	(877)	—	—
Depreciation and amortization	39,131	9,951	19,391	7,749	1,738	302
Adjusted EBITDA	28,067	$50,065	$(2,183)	$3,607	$10,175	$(33,597)

	Three Months Ended June 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$46,726	47,986	$9,163	$(7,782)	$14,059	$(16,700)
Amortization of acquired contract liabilities, net	(29,349)	(10,337)	(18,438)	(574)	—	—
Depreciation and amortization	45,462	10,303	17,962	14,330	2,484	383
Adjusted EBITDA	$62,839	$47,952	$8,687	$5,974	$16,543	$(16,317)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Net sales	$781,689	$893,253
Segment operating income	$52,308	$63,426
Corporate expense	(33,899)	(16,700)
Total operating income	18,409	46,726
Interest expense and other	21,018	18,126
Income tax (benefit) expense	(678)	8,866
Net (loss) income	$(1,931)	$19,734

Net sales decreased by $111.6 million, or 12.5%, to $781.7 million for the three months ended June 30, 2017, from $893.3 million for the three months ended June 30, 2016. Organic sales decreased $92.2 million, or 10.3%. The fiscal 2017 divestitures contributed $19.4 million in net sales to the three months ended June 30, 2016. Organic sales decreased primarily due to the completion of the C-17 and G450 programs, production rate reductions and price step-downs on the 747-8 and 777, along with the timing of deliveries on certain programs. These factors were partially offset by increased production on the A330 and Global Hawk/Triton programs. Net sales for the three months ended June 30, 2017, included $2.5 million in total non-recurring revenues, as compared to $6.9 million in non-recurring revenues for the three months ended June 30, 2016.
Cost of sales decreased $99.0 million, or 13.6%, to $627.3 million for the three months ended June 30, 2017, from $726.4 million for the three months ended June 30, 2016. Organic cost of sales decreased $84.1 million, or 11.6%. The fiscal 2017 divestitures contributed $14.9 million to cost of sales to the three months ended June 30, 2016. Organic cost of sales decreased due to the decrease in organic sales mentioned above. The organic gross margin for the three months ended June 30, 2017 was 18.9%, as compared to 17.9% for the three months ended June 30, 2016. The organic gross margin for the three months ended June 30, 2016 was burdened by a provision for forward losses of $22.1 million on the high altitude long endurance unmanned aircraft system (UAS) and A350 programs and the strike at our Spokane, Washington facility which resulted in charges of $15.7 million, partially offset by gross profit on completed programs of $9.3 million, which is not included in the current year comparable period.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $5.3 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $14.4 million and gross unfavorable adjustments of $19.7 million. The cumulative catch-up adjustments for the three months ended June 30, 2017 were mainly driven by increased labor costs estimates and unfavorable production block close outs. Gross margin for the three months ended June 30, 2016 included net unfavorable cumulative catch-up adjustments of $28.0 million.

Segment operating income decreased by $11.1 million, or 17.5%, to $52.3 million for the three months ended June 30, 2017, from $63.4 million for the three months ended June 30, 2016. Organic segment operating income decreased $8.6 million, or 14.4%. The fiscal 2017 divestitures contributed $2.5 million to operating income for the three months ended June 30, 2016. Organic operating income for the three months ended June 30, 2017 decreased due to the decreased gross margin noted above as well as increased restructuring of $2.2 million and legal expense of $1.3 million.
Corporate expenses were $33.9 million for the three months ended June 30, 2017, as compared to $16.7 million for the three months ended June 30, 2016. The increase in corporate expenses of $17.2 million, or 103.0%, was due to the restructuring charges of $8.7 million, consulting costs of $1.2 million, other costs related to potential divestitures of $1.6 million and an increase in compensation accruals as compared to the prior year period of $1.5 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other increased by $2.9 million, or 16.0%, to $21.0 million for the three months ended June 30, 2017, compared to $18.1 million for the three months ended June 30, 2016, due to higher interest rates offset by lower relative debt levels, the impairment of deferred financing fees to the amendment to the Credit Facility of approximately $1.6 million and foreign exchange rate loss of approximately $3.3 million compared to the prior year period.
The effective income tax rate for the three months ended June 30, 2017 was 26.0% compared to 31.0% for the three months ended June 30, 2016. We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2018 as well as our projected income in future periods. For the fiscal year ending March 31, 2018, the Company expects its effective tax rate to be approximately 6.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 7.

Business Segment Performance - Three months ended June 30, 2017 compared to three months ended June 30, 2016
We report our financial performance based on the following four reportable segments: Integrated Systems, Aerospace Structures, Precision Components and Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, where our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems, Aerospace Structures and Precision Components segments.
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
Business Segment Performance - Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended June 30,
	2017	2016
Integrated Systems
Commercial aerospace	16.8%	15.4%
Military	10.7%	9.5%
Business Jets	1.3%	1.5%
Regional	0.8%	0.8%
Non-aviation	0.7%	1.3%
Total Integrated Systems net sales	30.3%	28.5%
Aerospace Structures
Commercial aerospace	15.8%	20.4%
Military	3.0%	6.5%
Business Jets	15.6%	14.1%
Regional	—%	—%
Non-aviation	—%	—%
Total Aerospace Structures net sales	34.4%	41.0%
Precision Components
Commercial aerospace	18.8%	14.8%
Military	5.4%	4.3%
Business Jets	1.7%	1.4%
Regional	0.5%	0.4%
Non-aviation	0.6%	0.3%
Total Precision Components net sales	27.0%	21.2%
Product Support
Commercial aerospace	7.0%	7.2%
Military	0.8%	1.5%
Regional	0.5%	0.6%
Total Product Support net sales	8.3%	9.3%
Total Consolidated net sales	100.0%	100.0%

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Total Sales
	2017	2016	% Change	2017	2016
	(in thousands)
NET SALES
Integrated Systems	$238,136	$257,356	(7.5)%	30.5%	28.8%
Aerospace Structures	275,976	331,596	(16.8)%	35.3%	37.1%
Precision Components	236,870	254,561	(6.9)%	30.3%	28.5%
Product Support	66,433	84,199	(21.1)%	8.5%	9.4%
Elimination of inter-segment sales	(35,726)	(34,459)	3.7%	(4.6)%	(3.9)%
Total Net Sales	$781,689	$893,253	(12.5)%	100.0%	100.0%

	Three Months Ended June 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$47,417	$47,986	(1.2)%	19.9%	18.6%
Aerospace Structures	(281)	9,163	(103.1)%	(0.1)%	2.8%
Precision Components	(3,265)	(7,782)	58.0%	(1.4)%	(3.1)%
Product Support	8,437	14,059	(40.0)%	12.7%	16.7%
Corporate	(33,899)	(16,700)	(103.0)%	n/a	n/a
Total Operating Income	$18,409	$46,726	(60.6)%	2.4%	5.2%

	Three Months Ended June 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$50,065	$47,952	4.4%	21.0%	18.6%
Aerospace Structures	(2,183)	8,687	(125.1)%	(0.8)%	2.6%
Precision Components	3,607	5,974	(39.6)%	1.5%	2.3%
Product Support	10,175	16,543	(38.5)%	15.3%	19.6%
Corporate	(33,597)	(16,317)	(105.9)%	n/a	n/a
	$28,067	$62,839	(55.3)%	3.6%	7.0%

Integrated Systems: Integrated Systems net sales decreased by $19.2 million, or 7.5%, to $238.1 million for the three months ended June 30, 2017, from $257.4 million for the three months ended June 30, 2016. Organic sales decreased $14.1 million, or 5.6%. The divestiture of TAS - Newport News contributed $5.1 million in net sales to the three months ended June 30, 2016. Organic sales declined primarily due to rate reductions on 777 and A380 and timing of deliveries on other key commercial and military programs
Integrated Systems cost of sales decreased by $17.7 million, or 10.4%, to $152.9 million for the three months ended June 30, 2017, from $170.6 million for the three months ended June 30, 2016. Organic cost of sales decreased $13.7 million, or 8.2%. The divestiture of TAS - Newport News contributed $4.0 million to cost of sales to the three months ended June 30, 2016. The organic cost of sales decreased due to the net sales decrease noted above and production cost improvements. The comparable organic gross margin for the three months ended June 30, 2017 was 35.8% compared with 33.9% for the three months ended June 30, 2016. The increase in organic gross margins was affected by the favorable resolutions to outstanding assertions with key customers

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems operating income decreased by $0.6 million, or 1.2%, to $47.4 million for the three months ended June 30, 2017, from $48.0 million for the three months ended June 30, 2016. Organic operating income increased $0.3 million, or 0.7%. The divestiture of TAS - Newport News contributed $0.3 million to operating income for the three months ended June 30, 2017. Operating income increased for the three months ended June 30, 2017, due to the increased gross profit as noted above. The increase in Adjusted EBITDA year over year is due to the same factors that increased operating income.
Integrated Systems operating income as a percentage of segment sales increased to 19.9% for the three months ended June 30, 2017, as compared to 18.6% for the three months ended June 30, 2016, due to the increase in operating income as noted above. These same factors noted above affecting the Adjusted EBITDA contributed to the increased Adjusted EBITDA margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $55.6 million, or 16.8%, to $276.0 million for the three months ended June 30, 2017, from $331.6 million for the three months ended June 30, 2016. Sales decreased primarily due to completed production on the C-17 and G450 programs and production rate reductions by our customers on the 747-8 and G550 programs and partially offset by rate increases on A330 and Global Hawk/Triton Programs. Net sales for the three months ended June 30, 2017 included $2.5 million in total non-recurring revenues, as compared to $6.9 million in total non-recurring revenues for the three months ended June 30, 2016.
Aerospace Structures cost of sales decreased by $50.2 million, or 16.8%, to $248.0 million for the three months ended June 30, 2017, from $298.2 million for the three months ended June 30, 2016. The cost of sales were negatively impacted by the decreased sales as noted above and by increased production costs. The comparable gross margin for the three months ended June 30, 2017 was 10.1% compared with 10.1% for the three months ended June 30, 2016.
Aerospace Structures cost of sales for the three months ended June 30, 2017 included net unfavorable cumulative catch-up adjustments of $5.3 million. The cumulative catch-up adjustments to gross margin for the three months ended June 30, 2017 included gross favorable adjustments of $14.4 million and gross unfavorable adjustments of $19.7 million. The cumulative catch-up adjustments for the three months ended June 30, 2017, were mainly driven by increased labor costs estimates and unfavorable production block close outs. Segment cost of sales for the three months ended June 30, 2016 included net unfavorable cumulative catch-up adjustments of $28.0 million.
Aerospace Structures operating loss decreased by $9.4 million, or 103.1%, to $0.3 million for the three months ended June 30, 2017, from an operating income of $9.2 million for the three months ended June 30, 2016. Operating loss decreased for the three months ended June 30, 2017, due to decreased gross profit noted above as well as increased legal expenses of $2.4 million. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to (0.1)% for the three months ended June 30, 2017, as compared to 2.8% for the three months ended June 30, 2016, due to the decrease in operating income as noted above. These same factors noted above affecting the Adjusted EBITDA contributed to the decreased Adjusted EBITDA margin year over year.
Precision Components: Precision Components net sales decreased by $17.7 million, or 6.9%, to $236.9 million for the three months ended June 30, 2017, from $254.6 million for the three months ended June 30, 2016. The decline in sales was primarily driven by production rate and step down pricing on 777 program and step down pricing on the 787 program.
Precision Components cost of sales decreased by $19.1 million, or 8.3%, to $211.9 million for the three months ended June 30, 2017, from $231.1 million for the three months ended June 30, 2016. The cost of sales decreased due to the sales decrease noted above offset by operational inefficiencies and provisions for forward losses on various programs. The three months ended June 30, 2016 included strike related costs at our Spokane, Washington facility of $15.7 million. The comparable gross margin for the three months ended June 30, 2017 was 10.5%, compared with 15.4% for the three months ended June 30, 2016.
Precision Components operating loss improved by $4.5 million, or 58.0%, to $3.3 million for the three months ended June 30, 2017, from an operating loss of $7.8 million for the three months ended June 30, 2016. Operating loss improved due to the increased gross profit noted above, partially offset by increased restructuring costs of $2.5 million. The Adjusted EBITDA decreased year over year due to the decreased sales noted above.
Precision Components operating loss as a percentage of segment sales improved to (1.4)% for the three months ended June 30, 2017, as compared to (3.1)% for the three months ended June 30, 2016, due to the gross profit factors noted above. The Adjusted EBITDA margin year over year was also affected by the decreased sales as noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support: Product Support net sales decreased by $17.8 million, or 21.1%, to $66.4 million for the three months ended June 30, 2017, from $84.2 million for the three months ended June 30, 2016. Organic sales decreased $3.4 million, or 5.6%, due to customer deferred maintenance. The divestiture of Engines and APU contributed $14.3 million to net sales for the three months ended June 30, 2016.
Product Support cost of sales decreased by $10.8 million, or 17.8%, to $50.2 million for the three months ended June 30, 2017, from $61.0 million for the three months ended June 30, 2016. Organic cost of sales increased $0.1 million, or 0.2%. Organic cost of sales did not decrease in proportion to the decrease in sales due to sales mix. Also, by the two step closure process for the Engines and APU divestiture which resulted in the related revenues being included in the quarters results at zero gross margin. The divestiture of Engines and APU contributed $10.9 million in cost of sales to the three months ended June 30, 2016. Organic gross margin for the three months ended June 30, 2017 was 25.4% compared to 29.7% for the three months ended June 30, 2016.
Product Support operating income decreased by $5.6 million, or 40.0%, to $8.4 million for the three months ended June 30, 2017, from $14.1 million for the three months ended June 30, 2016. Organic operating income decreased $3.4 million or 31.4%, due to the decreased gross profit noted above. The divestiture of Engines and APU contributed $2.2 million operating income for the three months ended June 30, 2016. Organic operating income decreased due to gross profit factors noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales decreased to 12.7% for the three months ended June 30, 2017, as compared to 16.7% for the three months ended June 30, 2016, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2017, we used approximately $99.0 million of cash flows from operating activities, used approximately $10.7 million in investing activities and received approximately $76.3 million in financing activities.
Cash flows used in operating activities for the three months ended June 30, 2017 were $99.0 million, compared to cash flows used in operating activities for the three months ended June 30, 2016 of $84.0 million. During the three months ended June 30, 2017, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses of $91.5 million driven by timing of payables to suppliers, offset by decreased receipts from customers of $78.0 million due to decreased utilization of the receivables purchase agreement.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the three months ended June 30, 2017, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $28.6 million and $3.4 million, respectively. Additionally, the utilization of production inventory build, including build ahead on several programs subject to relocation, was approximately $5.3 million. Total customer advances, including unliquidated progress payments netted against inventory which are included in cash flows from operations, increased $170.2 million, primarily due to timing of receipts and resolution of open assertions.
Cash flows used in investing activities for the three months ended June 30, 2017 decreased $1.0 million from the three months ended June 30, 2016. Cash flows used in investing activities for the three months ended June 30, 2017, included capital expenditures of $12.1 million and proceeds from the sale of assets of $1.4 million. Cash used in investing activities for the three months ended June 30, 2016, included capital expenditures of $12.7 million and proceeds from the sale of assets of $0.9 million.
Cash flows provided by financing activities for the three months ended June 30, 2017 were $76.3 million, compared to cash flows used in financing activities for the three months ended June 30, 2016 of $107.0 million. Cash flows provided by financing activities for the three months ended June 30, 2017 and 2016, respectively, included additional borrowings on our Credit Facility (as defined below) to fund operations.
As of June 30, 2017, $587.6 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On June 30, 2017, an aggregate amount of approximately $149.0 million was

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At June 30, 2017, there was $95.9 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility is classified within the current portion of long term debt on the accompanying Condensed Consolidated Balance Sheet at December 31, 2016. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
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
The Eighth Amendment also provided the Company’s Vought Aircraft Division (Triumph Aerostructures, LLC) and certain affiliated entities (collectively, the “Vought entities”) with the option, if necessary, to commence voluntary insolvency proceedings within 90 days of the Eighth Amendment Effective Date, subject to certain conditions set forth in the Credit Agreement. Upon the commencement of such proceedings, the Vought entities would no longer be Subsidiary Co-Borrowers under the Credit Agreement, and transactions between any of the Vought entities, on the one hand, and the Company and any of the Subsidiary Co-Borrowers, on the other hand, would have been restricted.
The Company entered into the Eighth Amendment, among other reasons, in order to provide the Vought entities with greater financial flexibility to address their significant cash utilization relative to certain contracts. The Company expected that any action it may have taken regarding the Vought entities would have improved the Company’s credit profile and equity value.
The Company does not intend to exercise its option to commence voluntary insolvency for the Vought entities, which expires on July 31, 2017.
The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,293,744	$140,869	$299,103	$845,077	$8,695
Debt interest (2)	175,017	47,040	80,433	38,605	8,939
Operating leases	148,059	27,085	43,415	28,584	48,975
Purchase obligations	1,529,220	1,170,373	333,517	11,409	13,921
Total	$3,146,040	$1,385,367	$756,468	$923,675	$80,530

(1) Included in the Company’s balance sheet at June 30, 2017.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $10.4 million as of June 30, 2017, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For the fiscal year ending March 31, 2018, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 24, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. There has been no material change in this information during the period covered by this report.

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
As of June 30, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1.     Legal Proceedings
As, previously reported, on December 22, 2016, Triumph Aerostructures, LLC, a wholly owned subsidiary of the Company (“Triumph Aerostructures”), initiated litigation against Bombardier, Inc. (“Bombardier”) in the Quebec Superior Court, District of Montreal. The lawsuit related to Bombardier’s failure to pay to Triumph Aerostructures certain non-recurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7000 business aircraft.
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

Item 6. Exhibits.

Exhibit 10.1
Eighth Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2017 as amended (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 10, 2017).

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
Exhibit 99.1
Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 12, 2017).

Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	July 28, 2017
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	July 28, 2017
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	July 28, 2017
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Eighth Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2017 as amended (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 10, 2017).

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
99.1
Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 12, 2017).

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.