Form 10-Q
period 2017-09-30
TRIUMPH GROUP INC
filed 2017-11-08
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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
Common Stock, par value $0.001 per share, 49,647,572 shares outstanding as of November 7, 2017.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,669	$69,633
Trade and other receivables, less allowance for doubtful accounts of $3,631 and $4,559	330,134	311,792
Inventories, net of unliquidated progress payments of $429,185 and $222,485	1,368,715	1,340,175
Prepaid and other current assets	28,850	30,064
Assets held for sale	—	21,255
Total current assets	1,761,368	1,772,919
Property and equipment, net	768,884	805,030
Goodwill	1,124,864	1,142,605
Intangible assets, net	533,630	592,364
Other, net	93,200	101,682
Total assets	$4,281,946	$4,414,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,883	$160,630
Accounts payable	388,221	481,243
Accrued expenses	528,788	674,379
Liabilities related to assets held for sale	—	18,008
Total current liabilities	939,892	1,334,260
Long-term debt, less current portion	1,409,130	1,035,670
Accrued pension and other postretirement benefits	549,211	592,134
Deferred income taxes	70,325	68,107
Other noncurrent liabilities	457,543	537,956
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,632,547 and 49,573,029 shares outstanding	51	51
Capital in excess of par value	848,078	846,807
Treasury stock, at cost, 2,828,373 and 2,887,891 shares	(181,072)	(183,696)
Accumulated other comprehensive loss	(379,422)	(396,178)
Retained earnings	568,210	579,489
Total stockholders’ equity	855,845	846,473
Total liabilities and stockholders’ equity	$4,281,946	$4,414,600

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net sales	$745,156	$874,769	$1,526,845	$1,768,022
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	579,864	673,432	1,207,210	1,399,820
Selling, general and administrative	74,581	70,329	153,883	138,355
Depreciation and amortization	40,868	45,286	79,999	90,748
Restructuring costs	10,101	10,462	27,602	17,113
Loss on divestitures	20,371	4,774	20,371	4,774
Pension settlement charge	523	—	523	—
	726,308	804,283	1,489,588	1,650,810
Operating income	18,848	70,486	37,257	117,212
Interest expense and other	25,375	17,896	46,393	36,023
(Loss) income before income taxes	(6,527)	52,590	(9,136)	81,189
Income tax (benefit) expense	(1,149)	17,783	(1,827)	26,648
Net (loss) income	$(5,378)	$34,807	$(7,309)	$54,541

(Loss) earnings per share—basic:	$(0.11)	$0.71	$(0.15)	$1.11

Weighted-average common shares outstanding—basic	49,428	49,304	49,400	49,281

(Loss) earnings per share—diluted:	$(0.11)	$0.70	$(0.15)	$1.10

Weighted-average common shares outstanding—diluted	49,428	49,432	49,400	49,429

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(5,378)	$34,807	$(7,309)	$54,541
Other comprehensive income (loss):
Foreign currency translation adjustment	9,905	(6,821)	21,326	(21,618)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service loss	523	—	523	—
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($489) for the three months ended and $0 and ($977) for the six months ended, respectively	1,695	834	3,390	1,671
Recognized prior service credits, net of taxes of $0 for the three months ended and $1,408 for the six months ended	(3,042)	(2,408)	(6,084)	(4,817)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(824)	(1,574)	(2,171)	(3,146)
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax of ($2) and ($578) for the three months ended and ($9) and ($238) for the sixth months ended, respectively	(561)	928	(19)	373
Reclassification of (loss) gain included in net earnings, net of tax of $11 and $1 for the three months ended and $21 and $1 for the six months ended, respectively	(2,021)	1	(2,380)	(10)
Net unrealized (loss) gain on cash flow hedges, net of tax	(2,582)	929	(2,399)	363
Total other comprehensive income (loss)	6,499	(7,466)	16,756	(24,401)
Total comprehensive income	$1,121	$27,341	$9,447	$30,140

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Six Months Ended September 30,
	2017	2016

Operating Activities
Net (loss) income	$(7,309)	$54,541
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	79,999	90,748
Amortization of acquired contract liabilities	(57,371)	(59,825)
Loss on divestiture	20,371	4,774
Other amortization included in interest expense	7,819	2,576
Provision for doubtful accounts receivable	(568)	(224)
(Benefit) provision for deferred income taxes	(422)	15,897
Employee stock-based compensation	3,418	3,976
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(19,678)	108,812
Inventories	(29,269)	(240,361)
Prepaid expenses and other current assets	2,925	17,001
Accounts payable and accrued expenses	(246,118)	(85,769)
Accrued pension and other postretirement benefits	(46,049)	(48,941)
Other	(6,813)	5,559
Net cash used in operating activities	(299,065)	(131,236)
Investing Activities
Capital expenditures	(22,775)	(23,967)
Proceeds from sale of assets	67,882	10,044
Acquisitions, net of cash acquired	—	9
Net cash provided by (used in) investing activities	45,107	(13,914)
Financing Activities
Net increase in revolving credit facility	87,393	252,396
Proceeds from issuance of long-term debt and capital leases	510,800	12,700
Repayment of debt and capital lease obligations	(357,046)	(73,834)
Payment of deferred financing costs	(17,120)	(11,079)
Dividends paid	(3,970)	(3,962)
Repayment of government grant	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(334)	(182)
Net cash provided by financing activities	219,723	161,469
Effect of exchange rate changes on cash	(1,729)	(1,088)
Net change in cash	(35,964)	15,231
Cash and cash equivalents at beginning of period	69,633	20,984
Cash and cash equivalents at end of period	$33,669	$36,215

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending March 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2017 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the "SEC") on May 24, 2017.

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
Standards Recently Implemented
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-09 effective April 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. Employers are required to include all other components of net benefit cost in a separate line item(s). The line item(s) in which the components of net benefit cost other than the service cost are included need to be identified as such on the income statement or in the disclosures. ASU 2017-07 also stipulates that only the service cost component of net benefit cost is eligible for capitalization. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently performing its assessment of the impact of adopting the guidance; however based on its expectations for the fiscal year ending March 31, 2018, the Company believes it will likely have a material impact due to the reclassification of pension and OPEB income from capitalized costs (Operating Income) to Other Income. Excluding the service costs, the net periodic pension benefit for the fiscal year ending March 31, 2018 is expected to be $67,000.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those years. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the guidance to determine the impact it may have to the Company's consolidated financial statements.

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
During the quarter ended September 30, 2016, the Company discovered an immaterial error in its percentage-of-completion accounting for one of its contracts, which understated cost of sales and overstated net income for the three months ended June 30, 2016, in the amount of $11,800 and $8,142, respectively, and overstated retained earnings as of March 31, 2016 in the amount of $12,700. The Company assessed the materiality of this error on previously issued financial statements in accordance with the ASC 250, Presentation of Financial Statements, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality. The Company concluded, based on a review of the quantitative and qualitative factors of the materiality of the amount, that the error was not material to any previously issued financial statements and that the correction of the error in the three months ended September 30, 2016 was not material to that period’s financial statements. Accordingly, in order to correct this immaterial error, the Company recorded a charge to "Cost of sales" in the amount of $24,500, which is presented on the accompanying Condensed Consolidated Statements of Income during the three months ended September 30, 2016.
For the three months ended September 30, 2017, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $8,416, $6,733 and $0.14, net of tax, respectively. For the three months ended September 30, 2016 cumulative catch-up adjustments were balanced between positive and negative variances.
For the six months ended September 30, 2017, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $7,916, $6,333 and $0.13, net of tax, respectively. For the six months ended September 30, 2016, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(20,716), $(13,917) and $(0.28), net of tax, respectively.
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
As previously disclosed, the Company recognized provisions for forward losses associated with our long-term contracts on the 747-8 and Bombardier programs. There is still risk similar to what the Company has experienced on the 747-8 and Bombardier programs. Particularly, the Company's ability to manage risks related to supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays, potential need to negotiate facility lease extensions or alternatively relocate work and many other risks, will determine the ultimate performance of these programs.
Included in net sales of Integrated Systems, Aerospace Structures and Precision Components, is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

acquisitions. For the three months ended September 30, 2017 and 2016, the Company recognized $27,898 and $30,477, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income. For the six months ended September 30, 2017 and 2016, the Company recognized $57,371 and $59,825, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 15% and 5% of total trade accounts receivable as of September 30, 2017 and March 31, 2017, respectively. Trade accounts receivable from Gulfstream (representing commercial, military and space) represented approximately 12% and 3% of total trade accounts receivable as of September 30, 2017 and March 31, 2017, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the six months ended September 30, 2017, were $507,330, or 33% of net sales, of which $105,304, $201,865, $195,952 and $4,209 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the six months ended September 30, 2016, were $657,901, or 37% of net sales, of which $106,838, $311,658, $223,256 and $16,149 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream for the six months ended September 30, 2017, were $198,525, or 13% of net sales, of which $654, $191,799, $5,875 and $197 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Gulfstream for the six months ended September 30, 2016, were $216,651, or 12% of net sales, of which $1,083, $209,684, $5,782 and $102 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2017 and 2016, was $3,459 and $2,024, respectively. Stock-based compensation expense for the six months ended September 30, 2017 and 2016, was $3,418 and $3,976, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.1	$620,783	$(237,521)	$383,262
Product rights, technology and licenses	11.4	54,960	(40,661)	14,299
Non-compete agreements and other	16.3	2,756	(876)	1,880
Tradenames	10.0	150,000	(15,811)	134,189
Total intangibles, net		$828,499	$(294,869)	$533,630

	March 31, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.6	$663,165	$(241,124)	$422,041
Product rights, technology and licenses	11.4	54,347	(39,486)	14,861
Non-compete agreements and other	16.3	2,756	(786)	1,970
Tradenames	10.3	163,000	(9,508)	153,492
Total intangibles, net		$883,268	$(290,904)	$592,364
Amortization expense for the three months ended September 30, 2017 and 2016, was $14,550 and $13,586, respectively. Amortization expense for the six months ended September 30, 2017 and 2016, was $29,375 and $27,217, respectively.

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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of September 30, 2017 and March 31, 2017, were $81,552 and $107,088, respectively. The decrease in warranty reserves during the first half of the fiscal year ended March 31, 2018, was offset by a corresponding decrease to the related indemnification asset, which is included in other assets on the accompanying Condensed Consolidated Balance Sheets.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental Cash Flow Information
The Company paid $5,133 and $2,169 for income taxes, net of refunds, for the six months ended September 30, 2017 and 2016, respectively.
The Company made interest payments of $31,507 and $34,514 for the six months ended September 30, 2017 and 2016, respectively.
During the six months ended September 30, 2017 and 2016, the Company financed $1,153 and $11,427, respectively, of property and equipment additions through capital leases.
As of September 30, 2017, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857 which is presented on the accompanying Condensed Consolidated Statements of Operations as "Loss on divestiture." The operating results of Embee were included in Integrated Systems through the date of disposal.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("Newport News") for total cash proceeds of $9,000. As a result of the sale of Newport News, the Company recognized a loss of $4,774 which is presented on the accompanying Condensed Consolidated Statements of Operations as "Loss on divestiture." The operating results of Newport News were included in Integrated Systems through the date of disposal.
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
To measure the amount of impairment related to the divestitures, the Company compared the fair values of assets and liabilities at the evaluation dates to the carrying amounts at the end of the month prior to the respective evaluation dates. The sale of Embee, Newport News and Engines and APU assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 above for definition of levels).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2017	March 31, 2017
Raw materials	$83,511	$89,069
Work-in-process, including manufactured and purchased components	1,547,690	1,297,989
Finished goods	109,931	118,265
Rotable assets	56,768	57,337
Less: unliquidated progress payments	(429,185)	(222,485)
Total inventories	$1,368,715	$1,340,175
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

	September 30, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$195,157	$648,804	$(374,800)	$469,161
Embraer	29,550	178,262	(4,587)	203,225
Total	$224,707	$827,066	$(379,387)	$672,386

	March 31, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$89,650	$589,449	$(399,758)	$279,341
Embraer	14,987	173,169	(5,800)	182,356
Total	$104,637	$762,618	$(405,558)	$461,697
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
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

supply of wing components for the Global 7000 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
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

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2017	March 31, 2017

Revolving line of credit	$117,393	$29,999
Term loan	—	309,375
Receivable securitization facility	88,800	112,900
Capital leases	61,480	72,800
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	—
Other debt	7,978	7,978
Less: Debt issuance costs	(18,638)	(11,752)
	1,432,013	1,196,300
Less: Current portion	22,883	160,630
	$1,409,130	$1,035,670
Revolving Credit Facility
In July 2017, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment” and the Existing Credit Agreement as amended by the Ninth Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto to, among other things, (i) permit the Company to incur High Yield Indebtedness (as defined in the Credit Agreement) in an aggregate principal amount of up to $500,000, subject to the Company’s obligations to apply the net proceeds from this offering to repay the outstanding principal amount of the term loans in full, (ii) limit the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments have been reduced to $800,000, (iii) amend certain covenants and other terms and (iv) modify the current interest rate and letter of credit pricing tiers.
In connection with the amendment to the Credit Agreement, the Company incurred $633 of financing costs. These costs, along with the $13,226 of unamortized financing costs subsequent to the amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote-off a proportional amount of unamortized financing fees prior to the amendment.
In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement, among the Company and its lenders to, among other things, (i) eliminate the total leverage ratio financial covenant, (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant, (iii) reduce the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

aggregate principal amount of commitments under the revolving line of credit to $850,000 from $1,000,000, (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019, and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.
The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Second Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
Pursuant to the Credit Facility, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $800,000 outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of 0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries.
At September 30, 2017, there were $117,393 in borrowings and $30,302 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2017, there were $29,999 in borrowings and $27,240 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of September 30, 2017, the Company had borrowing capacity under this facility of $652,305 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
The Credit Facility also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. The 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
The Company previously maintained an interest rate swap agreement to reduce its exposure to interest on the variable rate portion of its long-term debt. In conjunction with the repayment of the 2013 Term Loan, the Company terminated the interest rate swap receiving $280 upon settlement which is included in Interest expense and other on the accompanying Condensed Consolidated Statements of Operations.
Receivables Securitization Facility
In November 2014, the Company amended its Securitization Facility, increasing the purchase limit from $175,000 to $225,000 and extending the term through November 2017. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2017, the maximum amount available under the Securitization Facility was $225,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.40% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.40% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

In November 2017, the Company amended the Securitization Facility decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. .
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
Senior Notes Due 2025
On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were sold at 100% of principal amount and have an effective interest yield of 7.750%. Interest on the 2025 Notes accrues at the rate of 7.750% per annum and is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. In connection with the issuance of the 2025 Notes, the Company incurred approximately $8,779 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.
The 2025 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2025 Notes prior to August 15, 2020 by paying a "make-whole" premium. The Company may redeem some or all of the 2025 Notes on or after August 15, 2020, at specified redemption prices. In addition, prior to August 15, 2020, the Company may redeem up to 35% of the 2025 Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.750% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2025 Notes (the "2025 Indenture").
The Company is obligated to offer to repurchase the 2025 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The 2025 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the guarantor subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of September 30, 2017, the maximum amount available under the Receivables

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of September 30, 2017 and March 31, 2017, the Company sold $0 and $78,006, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	September 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,432,013	$1,466,578	$1,196,300	$1,178,968
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

6.    (LOSS) EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2017	2016	2017	2016
Weighted-average common shares outstanding – basic	49,428	49,304	49,400	49,281
Net effect of dilutive stock options and nonvested stock	—	128	—	148
Weighted-average common shares outstanding – diluted	49,428	49,432	49,400	49,429

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

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2017 and March 31, 2017, the total amount of accrued income tax-related interest and penalties was $304 and $282, respectively.

As of September 30, 2017 and March 31, 2017, the total amount of unrecognized tax benefits was $10,875 and $10,266, respectively, of which $10,875 and $10,266, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of September 30, 2017, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2018 as well as the Company's projected income in future periods.
The effective income tax rate for the three months ended September 30, 2017, was 17.6% as compared to 33.8% for the three months ended September 30, 2016. For the three months ended September 30, 2017, contributing factors to the decrease in the effective tax rate are that the income tax provision reflects the disallowed capital loss generated from the divestiture of Embee, as well as the ratio of forecasted pre-tax book income comparative to tax credits and benefits generated by the Company. For the three months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1,466 related to the capital loss generated from the divestiture of Newport News.
The effective income tax rate for the six months ended September 30, 2017, was 20.0% as compared to 32.8% for the six months ended September 30, 2016. For the six months ended September 30, 2017, contributing factors to the decrease in the effective tax rate are that the income tax provision reflects the disallowed capital loss generated from the divestiture of Embee, as well as the ratio of forecasted pre-tax book income comparative to tax credits and benefits generated by the Company. For the six months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1,466 related to the capital loss generated from the divestiture of Newport News.
With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years ended before March 31, 2011, U.S. federal income tax examinations for fiscal years ended March 31, 2012 and 2013, state or local examinations for fiscal years ended before March 31, 2013, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2011.

As of September 30, 2017, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2017 through September 30, 2017:

	Integrated Systems	Precision Components	Product Support	Total
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
Goodwill derecognized in connection with divestitures and assets held for sale	(27,709)	—	—	(27,709)
Effect of exchange rate changes	6,383	3,681	(96)	9,968
Balance, September 30, 2017	$519,829	$536,099	$68,936	$1,124,864

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit costs:
Service cost	$1,124	$1,635	$2,244	$3,284
Interest cost	18,801	18,161	37,589	36,350
Expected return on plan assets	(38,084)	(39,002)	(76,132)	(78,059)
Amortization of prior service credits	(710)	(445)	(1,421)	(891)
Amortization of net loss	3,477	3,029	6,925	6,060
Settlement charge	523	—	523	—
Net periodic benefit income	$(14,869)	$(16,622)	$(30,272)	$(33,256)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit costs:
Service cost	$102	$179	$203	$358
Interest cost	1,219	1,247	2,438	2,494
Amortization of prior service credits	(2,328)	(3,366)	(4,656)	(6,732)
Amortization of gain	(1,775)	(1,647)	(3,549)	(3,294)
Net periodic benefit income	$(2,782)	$(3,587)	$(5,564)	$(7,174)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2017 and 2016, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance June 30, 2017	$(75,791)	$2,336	$(312,466)		$(385,921)
AOCI before reclassifications	9,905	(561)	523		9,867
Amounts reclassified from AOCI	—	(2,021)	(1,347)	(2)	(3,368)
Net current period AOCI	9,905	(2,582)	(824)		6,499
Balance September 30, 2017	$(65,886)	$(246)	$(313,290)		$(379,422)

Balance June 30, 2016	$(73,613)	$(3,486)	$(286,998)		$(364,097)
AOCI before reclassifications	(6,821)	928	—		(5,893)
Amounts reclassified from AOCI	—	1	(1,574)	(2)	(1,573)
Net current period AOCI	(6,821)	929	(1,574)		(7,466)
Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)		$(371,563)

Balance March 31, 2017	$(87,212)	$2,153	$(311,119)		$(396,178)
AOCI before reclassifications	21,326	(19)	523		21,830
Amounts reclassified from AOCI	—	(2,380)	(2,694)	(2)	(5,074)
Net current period AOCI	21,326	(2,399)	(2,171)		16,756
Balance September 30, 2017	$(65,886)	$(246)	$(313,290)		$(379,422)

Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(21,618)	373	—		(21,245)
Amounts reclassified from AOCI	—	(10)	(3,146)	(2)	(3,156)
Net current period AOCI	(21,618)	363	(3,146)		(24,401)
Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)		$(371,563)

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including restructuring of $14,708 for the six months ended September 30, 2017.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Integrated Systems	$233,765	$245,367	$471,900	$502,723
Aerospace Structures	249,284	320,283	525,260	651,879
Precision Components	229,156	259,458	466,026	514,060
Product Support	68,366	85,826	134,799	170,025
Elimination of inter-segment sales	(35,415)	(36,165)	(71,140)	(70,665)
	$745,156	$874,769	$1,526,845	$1,768,022

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

(Loss) income before income taxes:
Operating income (expense):
Integrated Systems	$42,087	$45,797	$89,504	$93,783
Aerospace Structures	11,513	24,867	11,231	34,031
Precision Components	(1,611)	12,063	(4,875)	4,281
Product Support	11,233	14,265	19,670	28,324
Corporate	(44,374)	(26,506)	(78,273)	(43,207)
	18,848	70,486	37,257	117,212
Interest expense and other	25,375	17,896	46,393	36,023
	$(6,527)	$52,590	$(9,136)	$81,189

Depreciation and amortization:
Integrated Systems	$9,588	$10,157	$19,539	$20,461
Aerospace Structures	19,046	18,385	38,437	36,347
Precision Components	10,259	14,016	18,008	28,345
Product Support	1,667	2,452	3,405	4,936
Corporate	308	276	610	659
	$40,868	$45,286	$79,999	$90,748

Amortization of acquired contract liabilities, net:
Integrated Systems	$9,299	$9,136	$16,602	$19,473
Aerospace Structures	17,670	20,647	38,963	39,085
Precision Components	929	694	1,806	1,267
	$27,898	$30,477	$57,371	$59,825

Adjusted EBITDA:
Integrated Systems	$42,376	$46,818	$92,441	$94,771
Aerospace Structures	12,889	22,605	10,705	31,293
Precision Components	7,719	25,385	11,327	31,359
Product Support	12,900	16,717	23,075	33,260
Corporate	(23,172)	(21,456)	(56,769)	(37,774)
	$52,712	$90,069	$80,779	$152,909

Capital expenditures:
Integrated Systems	$1,455	$2,595	$4,020	$5,823
Aerospace Structures	2,702	3,759	7,119	7,592
Precision Components	5,094	3,503	9,156	8,405
Product Support	769	703	1,030	1,333
Corporate	670	684	1,450	814
	$10,690	$11,244	$22,775	$23,967

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2017	March 31, 2017
Total Assets:
Integrated Systems	$1,217,998	$1,281,828
Aerospace Structures	1,503,886	1,548,239
Precision Components	1,254,729	1,262,691
Product Support	278,346	284,231
Corporate	26,987	37,611
	$4,281,946	$4,414,600
During the three months ended September 30, 2017 and 2016, the Company had international sales of $166,637 and $182,706, respectively.
During the six months ended September 30, 2017 and 2016, the Company had international sales of $345,044 and $363,125, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of September 30, 2017 and March 31, 2017, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016, and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2017 and 2016.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$654	$42	$32,973	$—	$33,669
Trade and other receivables, net	—	80,970	249,164	—	330,134
Inventories	—	1,254,772	113,943	—	1,368,715
Prepaid expenses and other	7,773	8,974	12,103	—	28,850
Total current assets	8,427	1,344,758	408,183	—	1,761,368
Property and equipment, net	10,309	635,234	123,341	—	768,884
Goodwill and other intangible assets, net	—	1,470,637	187,857	—	1,658,494
Other, net	22,246	48,730	22,224	—	93,200
Intercompany investments and advances	2,280,189	81,541	75,874	(2,437,604)	—
Total assets	$2,321,171	$3,580,900	$817,479	$(2,437,604)	$4,281,946

Current liabilities:
Current portion of long-term debt	$349	$22,534	$—	$—	$22,883
Accounts payable	5,769	341,091	41,361	—	388,221
Accrued expenses	53,079	430,313	45,396	—	528,788
Total current liabilities	59,197	793,938	86,757	—	939,892
Long-term debt, less current portion	1,274,818	45,512	88,800	—	1,409,130
Intercompany advances	118,656	1,987,567	387,680	(2,493,903)	—
Accrued pension and other postretirement benefits, noncurrent	3,177	546,034	—	—	549,211
Deferred income taxes and other	9,478	479,510	38,880	—	527,868
Total stockholders’ equity	855,845	(271,661)	215,362	56,299	855,845
Total liabilities and stockholders’ equity	$2,321,171	$3,580,900	$817,479	$(2,437,604)	$4,281,946

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$676,026	$89,750	$(20,620)	$745,156

Operating costs and expenses:
Cost of sales	—	527,417	73,067	(20,620)	579,864
Selling, general and administrative	18,921	47,927	7,733	—	74,581
Depreciation and amortization	308	36,402	4,158	—	40,868
Restructuring	4,159	4,800	1,142	—	10,101
Loss on divestitures	20,371	—	—	—	20,371
Pension settlement charge	523	—	—	—	523
	44,282	616,546	86,100	(20,620)	726,308
Operating (loss) income	(44,282)	59,480	3,650	—	18,848
Intercompany interest and charges	(39,713)	37,726	1,987	—	—
Interest expense and other	22,364	2,606	405	—	25,375
(Loss) income before income taxes	(26,933)	19,148	1,258	—	(6,527)
Income tax (benefit) expense	(8,675)	9,936	(2,410)	—	(1,149)
Net (loss) income	(18,258)	9,212	3,668	—	(5,378)
Other comprehensive (loss) income	(2,582)	(824)	9,905	—	6,499
Total comprehensive (loss) income	$(20,840)	$8,388	$13,573	$—	$1,121

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$798,537	$96,802	$(20,570)	$874,769

Operating costs and expenses:
Cost of sales	—	615,237	78,765	(20,570)	673,432
Selling, general and administrative	13,654	49,607	7,068	—	70,329
Depreciation and amortization	277	40,794	4,215	—	45,286
Restructuring	7,740	2,495	227	—	10,462
Loss on divestitures	4,774	—	—	—	4,774
	26,445	708,133	90,275	(20,570)	804,283
Operating (loss) income	(26,445)	90,404	6,527	—	70,486
Intercompany interest and charges	(47,505)	45,269	2,236	—	—
Interest expense and other	17,737	2,487	(2,328)	—	17,896
Income before income taxes	3,323	42,648	6,619	—	52,590
Income (benefit) tax expense	(430)	16,828	1,385	—	17,783
Net income	3,753	25,820	5,234	—	34,807
Other comprehensive (income) loss	929	(1,574)	(6,821)	—	(7,466)
Total comprehensive income (loss)	$4,682	$24,246	$(1,587)	$—	$27,341

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,391,100	$177,659	$(41,914)	$1,526,845

Operating costs and expenses:
Cost of sales	—	1,102,803	146,321	(41,914)	1,207,210
Selling, general and administrative	41,906	92,773	19,204	—	153,883
Depreciation and amortization	610	71,175	8,214	—	79,999
Restructuring	14,707	11,246	1,649	—	27,602
Loss on divestiture	20,371	—	—	—	20,371
Pension settlement charge	523	—	—	—	523
	78,117	1,277,997	175,388	(41,914)	1,489,588
Operating (loss) income	(78,117)	113,103	2,271	—	37,257
Intercompany interest and charges	(82,953)	78,746	4,207	—	—
Interest expense and other	39,404	5,386	1,603	—	46,393
(Loss) income before income taxes	(34,568)	28,971	(3,539)	—	(9,136)
Income tax (benefit) expense	(15,748)	15,699	(1,778)	—	(1,827)
Net (loss) income	(18,820)	13,272	(1,761)	—	(7,309)
Other comprehensive (loss) income	(2,399)	(2,171)	21,326	—	16,756
Total comprehensive (loss) income	$(21,219)	$11,101	$19,565	$—	$9,447

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(18,820)	$13,272	$(1,761)	$—	$(7,309)

Adjustments to reconcile net income to net cash (used in) operating activities provided by	(1,865)	(317,020)	25,710	1,419	(291,756)
Net cash (used in) provided by operating activities	(20,685)	(303,748)	23,949	1,419	(299,065)
Capital expenditures	(1,449)	(19,215)	(2,111)	—	(22,775)
Proceeds from sale of assets	—	67,633	249	—	67,882
Net cash (used in) provided by investing activities	(1,449)	48,418	(1,862)	—	45,107
Net increase in revolving credit facility	87,393	—	—	—	87,393
Proceeds on issuance of debt	500,000	—	10,800	—	510,800
Retirements and repayments of debt	(314,485)	(7,661)	(34,900)	—	(357,046)
Payments of deferred financing costs	(17,120)	—	—	—	(17,120)
Dividends paid	(3,970)	—	—	—	(3,970)
Repurchase of restricted shares for minimum tax obligation	(334)	—	—	—	(334)
Intercompany financing and advances	(248,638)	238,896	11,161	(1,419)	—
Net cash provided by (used in)financing activities	2,846	231,235	(12,939)	(1,419)	219,723
Effect of exchange rate changes on cash	—	—	(1,729)	—	(1,729)
Net change in cash and cash equivalents	(19,288)	(24,095)	7,419	—	(35,964)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$654	$42	$32,973	$—	$33,669

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$19,202	$26,435	$8,904	$—	$54,541

Adjustments to reconcile net income to net cash provided by (used in) operating activities	14,409	(219,316)	18,470	660	(185,777)
Net cash provided by (used in) operating activities	33,611	(192,881)	27,374	660	(131,236)
Capital expenditures	(814)	(17,154)	(5,999)	—	(23,967)
Proceeds from sale of assets	—	9,143	901	—	10,044
Acquisitions, net of cash acquired	—	9	—	—	9
Net cash used in investing activities	(814)	(8,002)	(5,098)	—	(13,914)
Net increase in revolving credit facility	252,396	—	—	—	252,396
Proceeds on issuance of debt	—	—	12,700	—	12,700
Retirements and repayments of debt	(14,206)	(7,228)	(52,400)	—	(73,834)
Payments of deferred financing costs	(11,079)	—	—	—	(11,079)
Dividends paid	(3,962)	—	—	—	(3,962)
Repayment of government grant	—	(14,570)	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligations	(182)	—	—	—	(182)
Intercompany financing and advances	(256,657)	227,339	29,978	(660)	—
Net cash (used in) provided by financing activities	(33,690)	205,541	(9,722)	(660)	161,469
Effect of exchange rate changes on cash	—	—	(1,088)	—	(1,088)
Net change in cash and cash equivalents	(893)	4,658	11,466	—	15,231
Cash and cash equivalents at beginning of period	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of period	$651	$4,859	$30,705	$—	$36,215

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
The restructuring charges recognized for the three and six months ended September 30, 2017 and 2016, by type and by segment consisted of the following:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30, 2017
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$491	$—	$—	$491
Facility closure and other exit costs	70	2,098	2,388	—	—	4,556
Other	129	—	766	—	4,159	5,054
Total Restructuring	199	2,098	3,645	—	4,159	10,101
Depreciation and amortization	981	—	314	—	—	1,295
Total	$1,180	$2,098	$3,959	$—	$4,159	$11,396

	For the Three Months Ended September 30, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$445	$65	$—	$1,046
Facility closure and other exit costs	—	—	—	35	—	35
Other	—	960	612	68	7,741	9,381
Total Restructuring	286	1,210	1,057	168	7,741	10,462
Depreciation and amortization	47	—	3,549	144	—	3,740
Total	$333	$1,210	$4,606	$312	$7,741	$14,202

	For the Six Months Ended September 30, 2017
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$747	$—	$—	$747
Facility closure and other exit costs	70	3,504	4,286	—	—	7,860
Other	744	—	2,783	760	14,708	18,995
Total Restructuring	814	3,504	7,816	760	14,708	27,602
Depreciation and amortization	1,527	—	629	—	—	2,156
Total	$2,341	$3,504	$8,445	$760	$14,708	$29,758

	For the Six Months Ended September 30, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$472	$90	$—	$1,098
Facility closure and other exit costs	—	—	247	35	—	282
Other	—	4,012	2,052	68	9,601	15,733
Total Restructuring	286	4,262	2,771	193	9,601	17,113
Depreciation and amortization	93	—	6,849	289	—	7,231
Total	$379	$4,262	$9,620	$482	$9,601	$24,344
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
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857, which is included in Corporate. The operating results of Embee were included in Integrated Systems through the date of disposal.
Highlights for the second quarter of the fiscal year ending March 31, 2018 included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2018 were $745.2 million, compared to $874.8 million for the prior year period.

•	Operating income in the second quarter of fiscal 2018 was $18.8 million, compared to $70.5 million for the second quarter of fiscal 2017.

•	Net loss for the second quarter of fiscal 2018 was $5.4 million, compared to net income of $34.8 million for the second quarter of fiscal 2017.

•	Backlog as of September 30, 2017 was $4.28 billion. Of our existing backlog of $4.28 billion, we estimate that approximately $1.70 billion will not be shipped by September 30, 2018.

•	Net loss for the second quarter of fiscal 2018 was $0.11 per diluted common share, as compared to net income of $0.70 per diluted share in the prior year period.

•	We used $299.1 million of cash flow from operating activities for the six months ended September 30, 2017, as compared to cash used in operations of $131.2 million in the comparable prior year period.
We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.5 million square feet and to reduce head count by 1,300 employees. Over the course of the plans (which were initiated in fiscal 2016), we estimate that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these plans, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the six months ended September 30, 2017 and 2016, we recorded charges of $27.6 million and $17.1 million, respectively, related to these plans.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

During the six months ended September 30, 2017, we incurred approximately $64.4 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
While work progressed on these development programs, we have experienced difficulties in achieving estimated cost targets, particularly in the areas of engineering and estimated recurring costs resulting in previously recorded forward loss provisions. In the fourth quarter of fiscal 2016, we recorded a $399.8 million forward loss on our Global 7000/8000 wing contract. The Global 7000/8000 contract provides for fixed pricing and requires us to fund certain up-front development expenses, with certain milestone payments made by Bombardier.
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
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000/8000 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
 Under our contract with Embraer, we have the exclusive right to design, develop and manufacture the center fuselage section III, rear fuselage section and various tail section components (rudder and elevator) for the E2-Jets. The contract provides for funding on a fixed amount of non-recurring costs, which will be paid over a specified number of production units. Higher than expected spending on the E2-Jets program has resulted in a near breakeven estimated profit margin percentage, with additional potential future cost pressures as well as opportunities for improved performance. Risks related to additional engineering as well as the recurring cost profile remains as this program completes flight testing.
Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 and Embraer programs may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
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
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("Newport News) for total cash proceeds of $9,000. As a result of the sale of Newport News, the Company recognized a loss of $4,774, which is included in Corporate. The operating results of Newport News were included in Integrated Systems through the date of disposal.
The divestitures of Engines and APU and Newport News are subsequently referred to as the "fiscal 2017 divestitures."
RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not allow for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives, legal settlements and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the U.S. GAAP financial measure most directly comparable to it is income from continuing operations. In calculating Adjusted EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA as a substitute for any U.S. GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA to income from continuing operations set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA.
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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(5,378)	$34,807	$(7,309)	$54,541
Loss on divestitures	20,371	4,774	20,371	4,774
Pension settlement charge	523	—	523	—
Amortization of acquired contract liabilities, net	(27,898)	(30,477)	(57,371)	(59,825)
Depreciation and amortization	40,868	45,286	79,999	90,748
Interest expense and other	25,375	17,896	46,393	36,023
Income tax expense	(1,149)	17,783	(1,827)	26,648
Adjusted EBITDA	$52,712	$90,069	$80,779	$152,909
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2017
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$18,848	$42,087	$11,513	$(1,611)	$11,233	$(44,374)
Loss on divestitures	20,371	—	—	—	—	20,371
Pension settlement charge	523	—	—	—	—	523
Amortization of acquired contract liabilities, net	(27,898)	(9,299)	(17,670)	(929)	—	—
Depreciation and amortization	40,868	9,588	19,046	10,259	1,667	308
Adjusted EBITDA	$52,712	$42,376	$12,889	$7,719	$12,900	$(23,172)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$70,486	$45,797	$24,867	$12,063	$14,265	$(26,506)
Loss on divestitures	4,774	—	—	—	—	4,774
Amortization of acquired contract liabilities, net	(30,477)	(9,136)	(20,647)	(694)	—	—
Depreciation and amortization	45,286	10,157	18,385	14,016	2,452	276
Adjusted EBITDA	$90,069	$46,818	$22,605	$25,385	$16,717	$(21,456)

	Six Months Ended September 30, 2017
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$37,257	$89,504	$11,231	$(4,875)	$19,670	$(78,273)
Loss on divestitures	20,371	—	—	—	—	20,371
Pension settlement charge	523	—	—	—	—	523
Amortization of acquired contract liabilities, net	(57,371)	(16,602)	(38,963)	(1,806)	—	—
Depreciation and amortization	79,999	19,539	38,437	18,008	3,405	610
Adjusted EBITDA	80,779	$92,441	$10,705	$11,327	$23,075	$(56,769)

	Six Months Ended September 30, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$117,212	93,783	$34,031	$4,281	$28,324	$(43,207)
Loss on divestitures	4,774	—	—	—	—	4,774
Amortization of acquired contract liabilities, net	(59,825)	(19,473)	(39,085)	(1,267)	—	—
Depreciation and amortization	90,748	20,461	36,347	28,345	4,936	659
Adjusted EBITDA	$152,909	$94,771	$31,293	$31,359	$33,260	$(37,774)

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net sales	$745,156	$874,769
Segment operating income	$63,222	$96,992
Corporate expense	(44,374)	(26,506)
Total operating income	18,848	70,486
Interest expense and other	25,375	17,896
Income tax expense	(1,149)	17,783
Net (loss) income	$(5,378)	$34,807

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales decreased by $129.6 million, or 14.8%, to $745.2 million for the three months ended September 30, 2017, from $874.8 million for the three months ended September 30, 2016. Organic sales decreased $100.0 million, or 11.9%. The fiscal 2017 and Embee divestitures contributed $29.6 million in net sales to the comparative prior year period. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs partially offset by increased sales on the 767 program. Net sales for the three months ended September 30, 2017, included $1.7 million in total non-recurring revenues, as compared to $3.6 million in non-recurring revenues for the three months ended September 30, 2016.
Cost of sales decreased $93.6 million, or 13.9%, to $579.9 million for the three months ended September 30, 2017, from $673.4 million for the three months ended September 30, 2016. Organic cost of sales decreased $71.8 million, or 11.1%. The fiscal 2017 and Embee divestitures contributed $21.8 million to cost of sales in the comparative prior year period. Organic cost of sales decreased due to the decrease in organic sales mentioned above and changes in sales mix. The comparable organic gross margin for the three months ended September 30, 2017 was 22.2%, as compared to 22.9%, for the three months ended September 30, 2016.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $8.4 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $32.5 million and gross unfavorable adjustments of $24.1 million. The cumulative catch-up adjustments for the three months ended September 30, 2017 was the result of increased unit pricing related to production rate changes. Gross margin for the three months ended September 30, 2016 included cumulative catch-up adjustments that were balanced between positive and negative variances.
Segment operating income decreased by $33.8 million, or 34.8%, to $63.2 million for the three months ended September 30, 2017, from $97.0 million for the three months ended September 30, 2016. Organic segment operating income decreased $28.5 million, or 30.9%. The fiscal 2017 and Embee divestitures contributed $5.3 million to operating income for the three months ended September 30, 2016. Organic operating income for the three months ended September 30, 2017, decreased due to the decline in organic sales noted above and included costs related to our restructuring plans of $5.9 million.
Corporate expenses were $44.4 million for the three months ended September 30, 2017, as compared to $26.5 million for the three months ended September 30, 2016. The increase in corporate expenses of $17.9 million, or 67.4%, was impacted by the loss on divestitures of $20.4 million, increased compensation expense including share based expense of $3.3 million partially offset by decreased consulting costs of $4.7 million and restructuring charges of $3.6 million.

Interest expense and other increased by $7.5 million, or 41.8%, to $25.4 million for the three months ended September 30, 2017, compared to $17.9 million for the three months ended September 30, 2016, due to higher interest rates, higher relative debt levels, the impairment of deferred financing fees due to the amendment to the Credit Facility and the extinguishment of the Term Loan of approximately $2.8 million.
The effective income tax rate for the three months ended September 30, 2017 was 20.0% compared to 33.8% for the three months ended September 30, 2016. For the three months ended September 30, 2017, contributing factors to the decrease in the effective tax rate are that the income tax provision reflects the disallowed capital loss generated from the divestiture of Embee, as well as the ratio of forecasted pre-tax book income comparative to tax credits and benefits generated by the Company. For the three months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1.5 million related to the capital loss generated from the divestiture of Newport News.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Three months ended September 30, 2017 compared to three months ended September 30, 2016
We report our financial performance based on the following four reportable segments: Integrated Systems, Aerospace Structures, Precision Components and Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements in which we become the primary source or one of a few primary sources to our customers, whereby our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems, Aerospace Structures and Precision Components segments.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
	2017	2016
Integrated Systems
Commercial aerospace	16.5%	14.7%
Military	10.4%	9.4%
Business Jets	1.9%	1.4%
Regional	1.0%	1.2%
Non-aviation	1.3%	1.1%
Total Integrated Systems net sales	31.1%	27.8%
Aerospace Structures
Commercial aerospace	17.0%	17.7%
Military	2.4%	4.3%
Business Jets	13.2%	13.8%
Total Aerospace Structures net sales	32.6%	35.8%
Precision Components
Commercial aerospace	18.4%	18.7%
Military	5.6%	4.8%
Business Jets	2.0%	2.1%
Regional	0.6%	0.7%
Non-aviation	0.6%	0.4%
Total Precision Components net sales	27.2%	26.7%
Product Support
Commercial aerospace	7.6%	7.4%
Military	0.9%	1.4%
Regional	0.6%	0.9%
Total Product Support net sales	9.1%	9.7%
Total Consolidated net sales	100.0%	100.0%
We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777, 787, A320 and A350 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program.

	Three Months Ended September 30,			% of Total Sales
	2017	2016	% Change	2017	2016
	(in thousands)
NET SALES
Integrated Systems	$233,765	$245,367	(4.7)%	31.4%	28.0%
Aerospace Structures	249,284	320,283	(22.2)%	33.5%	36.6%
Precision Components	229,156	259,458	(11.7)%	30.8%	29.7%
Product Support	68,366	85,826	(20.3)%	9.2%	9.8%
Elimination of inter-segment sales	(35,415)	(36,165)	(2.1)%	(4.8)%	(4.1)%
Total Net Sales	$745,156	$874,769	(14.8)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$42,087	$45,797	(8.1)%	18.0%	18.7%
Aerospace Structures	11,513	24,867	(53.7)%	4.6%	7.8%
Precision Components	(1,611)	12,063	(113.4)%	(0.7)%	4.6%
Product Support	11,233	14,265	(21.3)%	16.4%	16.6%
Corporate	(44,374)	(26,506)	(67.4)%	n/a	n/a
Total Operating Income	$18,848	$70,486	(73.3)%	2.5%	8.1%

	Three Months Ended September 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$42,376	$46,818	(9.5)%	18.1%	19.1%
Aerospace Structures	12,889	22,605	(43.0)%	5.2%	7.1%
Precision Components	7,719	25,385	(69.6)%	3.4%	9.8%
Product Support	12,900	16,717	(22.8)%	18.9%	19.5%
Corporate	(23,172)	(21,456)	(8.0)%	n/a	n/a
	$52,712	$90,069	(41.5)%	7.1%	10.3%

Integrated Systems: Integrated Systems net sales decreased by $11.6 million, or 4.7%, to $233.8 million for the three months ended September 30, 2017, from $245.4 million for the three months ended September 30, 2016. Organic sales decreased $5.1 million, or 2.2%. The Newport News and Embee divestitures contributed $6.5 million to the net sales decrease from the three months ended September 30, 2016. Organic sales declined primarily due to rate reductions on 777 and A380 programs and timing of deliveries on other key commercial and military programs.
Integrated Systems cost of sales decreased by $6.6 million, or 4.1%, to $154.6 million for the three months ended September 30, 2017, from $161.2 million for the three months ended September 30, 2016. Organic cost of sales decreased $3.0 million, or 2.0%. The Newport News and Embee divestitures contributed $3.6 million to the decrease cost of sales from the comparative prior year period. The organic cost of sales declined due to the decrease in net sales, as noted above. The comparable organic gross margin for the three months ended September 30, 2017 was 34.3% compared with 34.4% for the three months ended September 30, 2016.
Integrated Systems operating income decreased by $3.7 million, or 8.1%, to $42.1 million for the three months ended September 30, 2017, from $45.8 million for the three months ended September 30, 2016. Organic operating income decreased $2.0 million, or 4.5%. The Newport News and Embee divestitures contributed $1.7 million to the operating income decrease to the comparative prior year period. Operating income decreased for the three months ended September 30, 2017, due to the decrease in net sales, as noted above. The decreased Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 18.0% for the three months ended September 30, 2017, as compared to 18.7% for the three months ended September 30, 2016. These same factors noted above affecting the Adjusted EBITDA contributed to the decreased Adjusted EBITDA margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $71.0 million, or 22.2%, to $249.3 million for the three months ended September 30, 2017, from $320.3 million for the three months ended September 30, 2016. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs and partially offset by rate increases on 767/Tanker program. Net sales for the three months ended September 30, 2017 included $1.7

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

million in total non-recurring revenues, as compared to $3.6 million in total non-recurring revenues for the three months ended September 30, 2016.
Aerospace Structures cost of sales decreased by $59.0 million, or 22.0%, to $208.7 million for the three months ended September 30, 2017, from $267.7 million for the three months ended September 30, 2016. The comparable gross margin for the three months ended September 30, 2017 was 16.3% compared with 16.4% for the three months ended September 30, 2016.
Aerospace Structures cost of sales for the three months ended September 30, 2017 included net favorable cumulative catch-up adjustments on long-term contracts of $8.4 million. The cumulative catch-up adjustments to gross margin for the three months ended September 30, 2017 included gross favorable adjustments of $32.5 million and gross unfavorable adjustments of $24.1 million. Segment cost of sales for the three months ended September 30, 2016 included cumulative catch-up adjustments that were balanced between positive and negative variances. The improvement in the gross margin is indicative of our efforts in cost reduction initiatives.
Aerospace Structures operating income decreased by $13.4 million, or 53.7%, to $11.5 million for the three months ended September 30, 2017, from $24.9 million for the three months ended September 30, 2016. Operating income decreased for the three months ended September 30, 2017, due to the decreased sales noted above and increased amortization expense of $1.7 million related to the Vought tradename. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 4.6% for the six months ended September 30, 2017, as compared to 7.8% for the six months ended September 30, 2016, due to the decrease in operating income as noted above. The Adjusted EBITDA margin year over year is comparable to the prior year period.
Precision Components: Precision Components net sales decreased by $30.3 million, or 11.7%, to $229.2 million for the three months ended September 30, 2017, from $259.5 million for the three months ended September 30, 2016. The decline in sales was primarily driven by production rate and step down pricing on 777 program and step down pricing on the 787 program.
Precision Components cost of sales decreased by $16.7 million, or 7.6%, to $201.5 million for the three months ended September 30, 2017, from $218.2 million for the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2017 was 12.1%, compared with 15.9% for the three months ended September 30, 2016. The gross margin decreased due to the decline in sales, as noted above.
Precision Components operating income decreased by $13.7 million, or 113.4%, to $1.6 million for the three months ended September 30, 2017, from $12.1 million for the three months ended September 30, 2016, due to the lower gross margin, as noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Precision Components operating income as a percentage of segment sales decreased to (0.7)% for the three months ended September 30, 2017, as compared to 4.6% for the three months ended September 30, 2016, due to the items noted above. These same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Product Support: Product Support net sales decreased by $17.5 million, or 20.3%, to $68.4 million for the three months ended September 30, 2017, from $85.8 million for the three months ended September 30, 2016. Organic sales increased $5.6 million, or 9.0%, due to increased demand from OEM customers. The divestiture of Engines and APU contributed $23.1 million to net sales for the three months ended September 30, 2016.
Product Support cost of sales decreased by $12.0 million, or 19.3%, to $50.5 million for the three months ended September 30, 2017, from $62.5 million for the three months ended September 30, 2016. Organic cost of sales increased $6.1 million, or 13.7%. The divestiture of Engines and APU contributed $18.1 million in cost of sales to the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2017 was 26.2% compared to 29.2% for the three months ended September 30, 2016, the decrease is due to product mix.
Product Support operating income decreased by $3.0 million, or 21.3%, to $11.2 million for the three months ended September 30, 2017, from $14.3 million for the three months ended September 30, 2016. Organic operating income increased $0.5 million or 4.7%, due to operational efficiencies as the result of our restructuring plans. The divestiture of Engines and APU contributed $3.5 million operating income for the three months ended September 30, 2016. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support operating income as a percentage of segment sales increased to 16.4% for the three months ended September 30, 2017, as compared to 16.6% for the three months ended September 30, 2016. The Adjusted EBITDA margin year over year is comparable to the prior year period.

Six months ended September 30, 2017 compared to six months ended September 30, 2016

	Six Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net sales	$1,526,845	$1,768,022
Segment operating income	$115,530	$160,419
Corporate expense	(78,273)	(43,207)
Total operating income	37,257	117,212
Interest expense and other	46,393	36,023
Income tax (benefit) expense	(1,827)	26,648
Net (loss) income	$(7,309)	$54,541

Net sales decreased by $241.2 million, or 13.6%, to $1.5 billion for the six months ended September 30, 2017, from $1.8 billion for the six months ended September 30, 2016. Organic sales decreased $192.2 million, or 11.4%. The fiscal 2017 and Embee divestitures contributed $49.0 million to the net sales decrease as compared to the six months ended September 30, 2016. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs, along with the timing of deliveries on certain programs. These factors were partially offset by increased production on the A330 and Global Hawk/Triton programs. Net sales for the six months ended September 30, 2017, included $4.2 million in total non-recurring revenues, as compared to $10.3 million in non-recurring revenues for the six months ended September 30, 2016.
Cost of sales decreased $192.6 million, or 13.8%, to $1.2 billion for the six months ended September 30, 2017, from $1.4 billion for the six months ended September 30, 2016. Organic cost of sales decreased $156.1 million, or 11.6%. The fiscal 2017 and Embee divestitures contributed $36.5 million to the cost of sales decrease as compared to the six months ended September 30, 2016. Organic cost of sales decreased due to the decrease in organic sales mentioned above. The organic gross margin for the six months ended September 30, 2017 was 20.9%, as compared to 20.6% for the six months ended September 30, 2016. The organic gross margin for the six months ended September 30, 2016 was burdened by a provision for forward losses of $22.1 million on the high altitude long endurance unmanned aircraft system (UAS) and A350 programs and the strike at our Spokane, Washington facility which resulted in charges of $15.7 million, partially offset by gross profit on completed programs of $17.4 million, which is not included in the current year comparable period.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $7.9 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $44.4 million and gross unfavorable adjustments of $36.5 million. Gross margin for the six months ended September 30, 2016 included net unfavorable cumulative catch-up adjustments of $20.7 million.

Segment operating income decreased by $44.9 million, or 28.0%, to $115.5 million for the six months ended September 30, 2017, from $160.4 million for the six months ended September 30, 2016. Organic segment operating income decreased $37.0 million, or 24.5%. The fiscal 2017 and Embee divestitures contributed $7.9 million to the operating income decrease as compared to the six months ended September 30, 2016. Organic operating income for the six months ended September 30, 2017 decreased due to the decline in sales noted above as well as increased restructuring of $4.6 million.
Corporate expenses were $78.3 million for the six months ended September 30, 2017, as compared to $43.2 million for the six months ended September 30, 2016. The increase in corporate expenses of $35.1 million, or 81.2%, was due to the loss on divestitures of $20.4 million, restructuring charges of $5.1 million and an increase in compensation accruals as compared to the prior year period of $4.8 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other increased by $10.4 million, or 28.8%, to $46.4 million for the six months ended September 30, 2017, compared to $36.0 million for the six months ended September 30, 2016, due to higher interest rates, higher relative debt levels, the impairment of deferred financing fees due to the amendment to the Credit Facility and the extinguishment of the Term Loan of approximately $5.2 million and the unfavorable net change in foreign exchange rate gain/loss of approximately $6.1 million compared to the prior year period.
The effective income tax rate for the six months ended September 30, 2017 was 20.0% compared to 32.8% for the six months ended September 30, 2016. For the six months ended September 30, 2017, contributing factors to the decrease in the effective tax rate are that the income tax provision reflects the disallowed capital loss generated from the divestiture of Embee, as well as the ratio of forecasted pre-tax book income comparative to tax credits and benefits generated by the Company. For the six months ended September 30, 2016, the income tax provision reflected the disallowed tax benefit of $1.5 million related to the capital loss generated from the divestiture of Newport News.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Six months ended September 30, 2017 compared to six months ended September 30, 2016

	Six Months Ended September 30,
	2017	2016
Integrated Systems
Commercial aerospace	16.6%	15.1%
Military	10.5%	9.5%
Business Jets	1.6%	1.5%
Regional	0.9%	1.0%
Non-aviation	1.0%	1.2%
Total Integrated Systems net sales	30.6%	28.3%
Aerospace Structures
Commercial aerospace	16.3%	17.4%
Military	2.7%	5.3%
Business Jets	14.4%	13.4%
Total Aerospace Structures net sales	33.4%	36.1%
Precision Components
Commercial aerospace	18.6%	18.5%
Military	5.5%	4.7%
Business Jets	1.9%	2.0%
Regional	0.6%	0.6%
Non-aviation	0.7%	0.3%
Total Precision Components net sales	27.3%	26.1%
Product Support
Commercial aerospace	7.3%	7.3%
Military	0.8%	1.5%
Business Jets	0.6%	—%
Total Product Support net sales	8.7%	9.5%
Total Consolidated net sales	100.0%	100.0%
We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777, 787, A320 and A350 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Total Sales
	2017	2016	% Change	2017	2016
	(in thousands)
NET SALES
Integrated Systems	$471,900	$502,723	(6.1)%	30.9%	28.4%
Aerospace Structures	525,260	651,879	(19.4)%	34.4%	36.9%
Precision Components	466,026	514,060	(9.3)%	30.5%	29.1%
Product Support	134,799	170,025	(20.7)%	8.8%	9.6%
Elimination of inter-segment sales	(71,140)	(70,665)	0.7%	(4.7)%	(4.0)%
Total Net Sales	$1,526,845	$1,768,022	(13.6)%	100.0%	100.0%

	Six Months Ended September 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$89,504	$93,783	(4.6)%	19.0%	18.7%
Aerospace Structures	11,231	34,031	(67.0)%	2.1%	5.2%
Precision Components	(4,875)	4,281	(213.9)%	(1.0)%	0.8%
Product Support	19,670	28,324	(30.6)%	14.6%	16.7%
Corporate	(78,273)	(43,207)	(81.2)%	n/a	n/a
Total Operating Income	$37,257	$117,212	(68.2)%	2.4%	6.6%

	Six Months Ended September 30,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$92,441	$94,771	(2.5)%	19.6%	18.9%
Aerospace Structures	10,705	31,293	(65.8)%	2.0%	4.8%
Precision Components	11,327	31,359	(63.9)%	2.4%	6.1%
Product Support	23,075	33,260	(30.6)%	17.1%	19.6%
Corporate	(56,769)	(37,774)	(50.3)%	n/a	n/a
	$80,779	$152,909	(47.2)%	5.3%	8.6%

Integrated Systems: Integrated Systems net sales decreased by $30.8 million, or 6.1%, to $471.9 million for the six months ended September 30, 2017, from $502.7 million for the six months ended September 30, 2016. Organic sales decreased $19.2 million, or 4.1%. The Newport News and Embee divestitures contributed $11.6 million to the net sales decrease as compared to the six months ended September 30, 2016. Organic sales declined primarily due to rate reductions on A380 and 777 programs and timing of deliveries on other key commercial and military programs, partially offset by increased sales on 737 program.
Integrated Systems cost of sales decreased by $24.3 million, or 7.3%, to $307.5 million for the six months ended September 30, 2017, from $331.8 million for the six months ended September 30, 2016. Organic cost of sales decreased $16.8 million, or 5.4%. The Newport News and Embee divestitures contributed $7.5 million to the cost of sales decrease as compared to the six months ended September 30, 2016. The organic cost of sales decreased due to the net sales decrease noted above and production cost improvements. The organic gross margin for the six months ended September 30, 2017 was 35.1% compared with 34.2% for the six months ended September 30, 2016. The increase in organic gross margins was affected by the favorable resolutions to outstanding assertions with key customers.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems operating income decreased by $4.3 million, or 4.6%, to $89.5 million for the six months ended September 30, 2017, from $93.8 million for the six months ended September 30, 2016. Organic operating income decreased $2.2 million, or 2.4%. The Newport News and Embee divestitures contributed $2.1 million to the operating income decrease for the six months ended September 30, 2016. Operating income decreased for the six months ended September 30, 2017, due to the decline in sales as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales increased to 19.0% for the six months ended September 30, 2017, as compared to 18.7% for the six months ended September 30, 2016, due to the improvement in the gross margin as noted above. These same factors noted above affecting the Adjusted EBITDA contributed to the increased Adjusted EBITDA margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $126.6 million, or 19.4%, to $525.3 million for the six months ended September 30, 2017, from $651.9 million for the six months ended September 30, 2016. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs and partially offset by rate increases on 767/Tanker A330 and Global Hawk/Triton programs. Net sales for the six months ended September 30, 2017 included $4.2 million in total non-recurring revenues, as compared to $10.3 million in total non-recurring revenues for the six months ended September 30, 2016.
Aerospace Structures cost of sales decreased by $109.2 million, or 19.3%, to $456.7 million for the six months ended September 30, 2017, from $565.9 million for the six months ended September 30, 2016. The cost of sales were negatively impacted by the decreased sales as noted above. The comparable gross margin for the six months ended September 30, 2017 was 13.0% compared with 13.2% for the six months ended September 30, 2016.
Aerospace Structures cost of sales for the six months ended September 30, 2017 included net favorable cumulative catch-up adjustments of $7.9 million. The cumulative catch-up adjustments to gross margin for the six months ended September 30, 2017 included gross favorable adjustments of $44.4 million and gross unfavorable adjustments of $36.5 million. Segment cost of sales for the six months ended September 30, 2016 included net unfavorable cumulative catch-up adjustments of $20.7 million.
Aerospace Structures operating loss decreased by $22.8 million, or 67.0%, to $11.2 million for the six months ended September 30, 2017, from an operating income of $34.0 million for the six months ended September 30, 2016. Operating loss decreased for the six months ended September 30, 2017, due to the decline in sales as noted above, increased legal expenses of $2.4 million and increased amortization expense of $3.3 million related to the Vought tradename, the decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 2.1% for the six months ended September 30, 2017, as compared to 5.2% for the six months ended September 30, 2016, due to the decrease in operating income as noted above.
Precision Components: Precision Components net sales decreased by $48.0 million, or 9.3%, to $466.0 million for the six months ended September 30, 2017, from $514.1 million for the six months ended September 30, 2016. The decline in sales was primarily driven by production rate and step down pricing on 777 program and step down pricing on the 787 program, partially offset by increased production on the A350 program.
Precision Components cost of sales decreased by $35.8 million, or 8.0%, to $413.5 million for the six months ended September 30, 2017, from $449.3 million for the six months ended September 30, 2016. The cost of sales decreased due to the decline in sales as noted above. The six months ended September 30, 2016 included strike related costs at our Spokane, Washington facility of $15.7 million. The comparable gross margin for the six months ended September 30, 2017 was 11.3%, compared with 12.6% for the six months ended September 30, 2016.
Precision Components operating income decreased by $9.2 million, or 213.9%, to an operating loss of $4.9 million for the six months ended September 30, 2017, from operating income of $4.3 million for the six months ended September 30, 2016. The operating loss six months ended September 30, 2017, was the result of the decreased sales, as noted above, and by increased restructuring costs of $5.0 million. The Adjusted EBITDA decreased year over year due to the decreased sales noted above.
Precision Components operating loss as a percentage of segment sales declined to (1.0)% for the six months ended September 30, 2017, as compared to 0.8% for the six months ended September 30, 2016, due to the sales factors noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

These same factors noted above affecting the Adjusted EBITDA contributed to the decreased Adjusted EBITDA margin year over year.

Product Support: Product Support net sales decreased by $35.2 million, or 20.7%, to $134.8 million for the six months ended September 30, 2017, from $170.0 million for the six months ended September 30, 2016. Organic sales increased $2.2 million, or 1.8%, due to increased demand from OEM customers. The divestiture of Engines and APU contributed $37.4 million to net sales for the six months ended September 30, 2016.
Product Support cost of sales decreased by $22.9 million, or 18.5%, to $100.6 million for the six months ended September 30, 2017, from $123.5 million for the six months ended September 30, 2016. Organic cost of sales increased $6.2 million, or 7.0%. Organic cost of sales did not decrease in proportion to the decrease in sales due to sales mix. The divestiture of Engines and APU contributed $29.1 million in cost of sales to the six months ended September 30, 2016. Organic gross margin for the six months ended September 30, 2017 was 25.8% compared to 29.5% for the six months ended September 30, 2016.
Product Support operating income decreased by $8.7 million, or 30.6%, to $19.7 million for the six months ended September 30, 2017, from $28.3 million for the six months ended September 30, 2016. Organic operating income decreased $2.9 million or 13.3%, due to the decreased gross profit noted above. The divestiture of Engines and APU contributed $5.8 million operating income for the six months ended September 30, 2016. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales decreased to 14.6% for the six months ended September 30, 2017, as compared to 16.7% for the six months ended September 30, 2016, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2017, we used approximately $299.1 million of cash flows from operating activities, received approximately $45.1 million in investing activities and received approximately $219.7 million in financing activities.
Cash flows used in operating activities for the six months ended September 30, 2017 were $299.1 million, compared to cash flows used in operating activities for the six months ended September 30, 2016 of $131.2 million. During the six months ended September 30, 2017, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses of $251.0 million driven by timing of payables to suppliers, offset by decreased receipts from customers of $361.3 million due to decreased utilization of the receivables purchase agreement and decreased sales.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the six months ended September 30, 2017, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $59.4 million and $5.1 million, respectively. Additionally, the cash utilization for production inventory build, including build ahead on several programs subject to relocation, was approximately $10.7 million. Total customer advances, including unliquidated progress payments netted against inventory which are included in cash flows from operations, increased $112.8 million, primarily due to timing of receipts and resolution of open assertions.
Cash flows used in investing activities for the six months ended September 30, 2017 increased $59.0 million from the six months ended September 30, 2016. Cash flows used in investing activities for the six months ended September 30, 2017, included capital expenditures of $22.8 million and proceeds from the sale of assets of $67.9 million. Cash used in investing activities for the six months ended September 30, 2016, included capital expenditures of $24.0 million and proceeds from the sale of assets of $10.0 million.
Cash flows provided by financing activities for the six months ended September 30, 2017 were $219.7 million, compared to cash flows used in financing activities for the six months ended September 30, 2016 of $161.5 million. Cash flows provided by financing activities for the three and six months ended September 30, 2017 and 2016, respectively, included the proceeds from the issuance of our Senior Notes due 2025 of $500.0 million, offset by repayment of the 2013 Term Loan of $302.3 million, payment of financing fees $17.1 million and additional borrowings on our Credit Facility (as defined below).

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of September 30, 2017, $652.3 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On September 30, 2017, an aggregate amount of approximately $117.4 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 2.0% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At September 30, 2017, there was $88.8 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility is classified within the current portion of long term debt on the accompanying Condensed Consolidated Balance Sheet at September 30, 2017. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
In July 2017, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment” and the Existing Credit Agreement as amended by the Ninth Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto to, among other things, (i) permit the Company to incur High Yield Indebtedness (as defined in the Credit Agreement) in an aggregate principal amount of up to $500.0 million, subject to the Company’s obligations to apply the net proceeds from this offering to repay the outstanding principal amount of the term loans in full, (ii) limit the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments have been reduced to $800.0 million, (iii) amend certain covenants and other terms and (iv) modify the current interest rate and letter of credit pricing tiers.
The Credit Facility also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. The 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement (the “Eighth Amendment Effective Date”), among the Company and its lenders to, among other things, (i) eliminate the total leverage ratio financial covenant, (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant, (iii) reduce the aggregate principal amount of commitments under the revolving line of credit to $800.0 million from $1.0 billion, (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019, and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.
The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections.
On August 17, 2017, the Company issued $500.0 million principal amount of 7.750% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were sold at 100% of principal amount and have an effective interest yield of 7.750%. Interest on the 2025 Notes accrues at the rate of 7.750% per annum and is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018.
The 2025 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2025 Notes prior to August 15, 2020 by paying a "make-whole" premium. The Company may redeem some or all of the 2025 Notes on or after August 15, 2020, at specified redemption prices. In addition, prior to August 15, 2020, the Company may redeem up to 35% of the 2025 Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.750% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2025 Notes (the "2025 Indenture").
The Company is obligated to offer to repurchase the 2025 Notes at a price of (i) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (ii) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The 2025 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into transactions with affiliates.
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,450,651	$103,821	$26,860	$811,280	$508,690
Debt interest (2)	306,792	75,396	80,231	78,620	72,545
Operating leases	141,048	26,429	41,534	26,637	46,448
Purchase obligations	1,578,917	1,227,810	288,900	48,417	13,790
Total	$3,477,408	$1,433,456	$437,525	$964,954	$641,473

(1) Included in the Company’s balance sheet at September 30, 2017.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $10.9 million as of September 30, 2017, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
As of September 30, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TRIUMPH GROUP, INC.

Part II. Other Information

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Issuer Purchases of Equity Securities.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 4.1
Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2017).

Exhibit 4.2
Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2017).

Exhibit 4.3
Registration Rights Agreement, dated August 17, 2017, between Triumph Group, Inc. and the parties named therein (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 18, 2017).

Exhibit 10.1	Ninth Amendment to the Third Amended and Restated Credit Agreement dated July 31, 2017, as amended.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 99.1
Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 12, 2017).

Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016; and (1) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	November 8, 2017
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	November 8, 2017
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 8, 2017
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2017).

4.2
Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2017).

4.3
Registration Rights Agreement, dated August 17, 2017, between Triumph Group, Inc. and the parties named therein (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 18, 2017).

10.1	Ninth Amendment to the Third Amended and Restated Credit Agreement dated July 31, 2017, as amended.
31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
99.1
Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 12, 2017).

101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.