Form 10-Q
period 2017-12-31
TRIUMPH GROUP INC
filed 2018-02-07
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2017

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
Common Stock, par value $0.001 per share, 49,672,041 shares outstanding as of February 6, 2018.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,388	$69,633
Trade and other receivables, less allowance for doubtful accounts of $4,028 and $4,559	320,999	311,792
Inventories, net of unliquidated progress payments of $409,040 and $222,485	1,462,724	1,340,175
Prepaid and other current assets	43,500	30,064
Assets held for sale	—	21,255
Total current assets	1,891,611	1,772,919
Property and equipment, net	749,922	805,030
Goodwill	934,500	1,142,605
Intangible assets, net	520,820	592,364
Other, net	89,079	101,682
Total assets	$4,185,932	$4,414,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,135	$160,630
Accounts payable	387,081	481,243
Accrued expenses	627,411	674,379
Liabilities related to assets held for sale	—	18,008
Total current liabilities	1,029,627	1,334,260
Long-term debt, less current portion	1,359,476	1,035,670
Accrued pension and other postretirement benefits	509,641	592,134
Deferred income taxes	41,969	68,107
Other noncurrent liabilities	496,705	537,956
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,662,507 and 49,573,029 shares outstanding	51	51
Capital in excess of par value	849,806	846,807
Treasury stock, at cost, 2,798,413 and 2,887,891 shares	(179,692)	(183,696)
Accumulated other comprehensive loss	(374,624)	(396,178)
Retained earnings	452,973	579,489
Total stockholders’ equity	748,514	846,473
Total liabilities and stockholders’ equity	$4,185,932	$4,414,600

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net sales	$775,246	$844,863	$2,302,091	$2,612,885
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	612,206	653,199	1,821,513	2,052,900
Selling, general and administrative	62,147	66,750	213,934	205,222
Depreciation and amortization	39,320	44,331	119,318	135,080
Impairment of intangible assets	190,227	—	190,227	—
Restructuring costs	6,149	11,067	33,751	28,180
Loss on divestitures	—	14,350	20,371	19,124
Curtailment and settlement gain, net	(15,099)	—	(14,576)	—
	894,950	789,697	2,384,538	2,440,506
Operating (loss) income	(119,704)	55,166	(82,447)	172,379
Interest expense and other	25,836	19,698	72,229	55,721
(Loss) income before income taxes	(145,540)	35,468	(154,676)	116,658
Income tax (benefit) expense	(32,288)	6,136	(34,115)	32,786
Net (loss) income	$(113,252)	$29,332	$(120,561)	$83,872

(Loss) earnings per share—basic:	$(2.29)	$0.59	$(2.44)	$1.70

Weighted-average common shares outstanding—basic	49,459	49,329	49,425	49,294

(Loss) earnings per share—diluted:	$(2.29)	$0.59	$(2.44)	$1.70

Weighted-average common shares outstanding—diluted	49,459	49,440	49,425	49,421

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(113,252)	$29,332	$(120,561)	$83,872
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,824)	(15,066)	19,502	(36,684)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service loss	—	—	523	—
Actuarial gain, net of taxes of $0	23,378	—	23,378	—
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and ($489) for the three months ended and $0 and ($1,466) for the nine months ended, respectively	1,690	834	5,080	2,507
Recognized prior service credits, net of taxes of $0 and $1,408 for the three months ended and $0 and $4,225 for the nine months ended, respectively	(17,833)	(2,407)	(23,917)	(7,226)
Total defined benefit pension plans and other postretirement benefits, net of taxes	7,235	(1,573)	5,064	(4,719)
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax of $0 and ($1,047) for the three months ended and $9 and ($1,285) for the nine months ended, respectively	(816)	1,726	(835)	2,100
Reclassification of (loss) gain included in net earnings, net of tax of $0 and ($3) for the three months ended and $21 and $2 for the nine months ended, respectively	203	5	(2,177)	(6)
Net unrealized (loss) gain on cash flow hedges, net of tax	(613)	1,731	(3,012)	2,094
Total other comprehensive income (loss)	4,798	(14,908)	21,554	(39,309)
Total comprehensive (loss) income	$(108,454)	$14,424	$(99,007)	$44,563

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Nine Months Ended December 31,
	2017	2016

Operating Activities
Net (loss) income	$(120,561)	$83,872
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	119,318	135,080
Impairment intangible assets	190,227	—
Amortization of acquired contract liabilities	(91,862)	(89,031)
Loss on divestiture	20,371	19,124
Curtailment and settlement gain, net	(14,576)	—
Other amortization included in interest expense	9,791	4,070
Provision for doubtful accounts receivable	(365)	14
(Benefit) provision for deferred income taxes	(24,432)	18,703
Employee stock-based compensation	6,137	6,140
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(10,554)	102,915
Inventories	(154,090)	(323,389)
Prepaid expenses and other current assets	(1,376)	15,876
Accounts payable and accrued expenses	(53,208)	(71,232)
Accrued pension and other postretirement benefits	(67,368)	(72,813)
Other	(5,731)	(1,980)
Net cash used in operating activities	(198,279)	(172,651)
Investing Activities
Capital expenditures	(31,932)	(33,123)
Proceeds from sale of assets	68,412	23,185
Acquisitions, net of cash acquired	—	9
Net cash provided by (used in) investing activities	36,480	(9,929)
Financing Activities
Net increase in revolving credit facility	20,000	316,121
Proceeds from issuance of long-term debt and capital leases	531,500	12,901
Repayment of debt and capital lease obligations	(369,261)	(95,744)
Payment of deferred financing costs	(17,729)	(14,012)
Dividends paid	(5,956)	(5,944)
Repayment of government grant	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(369)	(182)
Net cash provided by financing activities	158,185	198,570
Effect of exchange rate changes on cash	(1,631)	(1,513)
Net change in cash	(5,245)	14,477
Cash and cash equivalents at beginning of period	69,633	20,984
Cash and cash equivalents at end of period	$64,388	$35,461

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of results that may be expected for the year ending March 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2017 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the "SEC") on May 24, 2017.

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
Effective January 1, 2018, the Company combined its Aerospace Structures and Precision Components reporting segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, the Company believes it will be able to leverage their combined resources to make it more cost competitive and to enhance performance. The newly formed operating segment will also be a reportable segment. As a result, effective January 1, 2018, the Company will have three reporting segments for future financial reporting purposes - Integrated Systems, Product Support and Aerospace Structures.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

During the fiscal year ended March 31, 2016, we established a cross-functional team to assess and prepare for implementation of the new standard. We are analyzing the impact of the new standard on the Company’s revenue contracts, comparing our current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to our contracts, as well as any potential impacts.
While further analysis of ASC 606 and a review of all material contracts is underway, the adoption of ASC 606 will impact the amount and timing of revenue recognition and the accounting treatment of capitalized pre-production costs for certain of our contracts. Under ASC 606, the units-of-delivery method is no longer viable and some performance obligations may be satisfied over time which will change the timing of recognition of revenue and associated production costs for certain contracts.
ASC 606 is applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. The Company has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when control of goods and services transfers to the customer.
For performance obligations that are satisfied over time, the Company will most likely use an input method as the basis for recognizing revenue. Input methods recognize revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. Performance obligations that are not recognized over time will be recognized at a point in time.
ASC 606 requires the Company to record performance obligations for material rights granted to the customer when contracts offer the customer future purchase options at an incremental discount. The Company is evaluating whether performance obligations for material rights exist for certain contracts which may result in deferral of revenues attributable to such rights. When the material rights are identified, the revenue recognized under ASC 606 results in a different revenue recognition pattern when compared to the revenue recognized under legacy GAAP. However, the Company’s operating cash flows from our contracts with customers will not change. The Transition Adjustment will include the establishment of contract assets and liabilities for billings that are lower than, or in excess of, revenue that has been recognized.
The adoption of ASC 606 will not change the Company's accounting method for forward losses. Forward losses relating to unfulfilled contracts and options will continue to be recorded consistent with historical accounting policies.
Under ASC 606, production costs are generally expensed as incurred and not deferred. Additionally, ASC 340-40 is to be applied if existing guidance is not applicable. The Company’s accounting for preproduction, tooling, and certain other costs is expected to continue under existing guidance since they generally do not fall within the scope of ASC 340-40. The Company typically does not incur costs for obtaining contracts that would be capitalized under ASC 340-40.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. Employers are required to include all other components of net benefit cost in a separate line item(s). The line item(s) in which the components of net benefit cost other than the service cost are included need to be identified as such on the income statement or in the disclosures. ASU 2017-07 also stipulates that only the service cost component of net benefit cost is eligible for capitalization. ASU 2017-07 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently performing its assessment of the impact of adopting the guidance; however based on its expectations for the fiscal year ending March 31, 2018, the Company believes it will likely have a material impact due to the reclassification of certain components of pension and OPEB income from capitalized costs (Operating Income) to Other Income. The Company will adopt the new standard on April 1, 2018. Upon adoption, the cumulative affect, approximately $130,000 to $150,000 will be recorded as a current period charge to earnings in our fiscal year ended March 31, 2019. Excluding the service costs, the net periodic pension benefit for the fiscal year ending March 31, 2018 is expected to be $67,000.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those years. Early adoption is permitted. ASU 2016-02 requires a

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the guidance to determine the impact it will have to the Company's consolidated financial statements.

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
For the three months ended December 31, 2017, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $5,319, $4,255 and $0.09, net of tax, respectively. For the three months ended December 31, 2016 cumulative catch-up adjustments were balanced between positive and negative variances.
For the nine months ended December 31, 2017, cumulative catch-up adjustments from changes in estimates, inclusive of changes in forward loss estimates, increased operating income, net income and earnings per share by approximately $11,979, $9,583 and $0.19, net of tax, respectively. For the nine months ended December 31, 2016, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(6,290), $(4,522) and $(0.09), net of tax, respectively.
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
Included in net sales of Integrated Systems, Aerospace Structures and Precision Components, is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended December 31, 2017 and 2016, the Company recognized $34,492 and $29,206, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income. For the nine months ended December 31, 2017 and 2016, the Company recognized $91,862 and $89,031, respectively, into net sales on the accompanying Condensed Consolidated Statements of Income.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 11% and 5% of total trade accounts receivable as of December 31, 2017 and March 31, 2017, respectively. Trade accounts receivable from Gulfstream (representing commercial, military and space) represented approximately 14% and 3% of total trade accounts receivable as of December 31, 2017 and March 31, 2017, respectively. The Company had no other concentrations of credit risk of more than 10%.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Sales to Boeing for the nine months ended December 31, 2017, were $743,271, or 32% of net sales, of which $151,803, $302,980, $282,068 and $6,420 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Boeing for the nine months ended December 31, 2016, were $928,020, or 36% of net sales, of which $157,772, $427,960, $317,426 and $24,862 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
Sales to Gulfstream for the nine months ended December 31, 2017, were $304,157, or 13% of net sales, of which $897, $293,749, $9,203 and $308 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively. Sales to Gulfstream for the nine months ended December 31, 2016, were $321,671, or 12% of net sales, of which $1,418, $311,207, $8,855 and $191 were from the Integrated Systems, Aerospace Structures, Precision Components and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2017 and 2016, was $2,719 and $2,163, respectively. Stock-based compensation expense for the nine months ended December 31, 2017 and 2016, was $6,137 and $6,140, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.
Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.0	$621,524	$(247,058)	$374,466
Product rights, technology and licenses	11.4	55,104	(41,241)	13,863
Non-compete agreements and other	16.3	2,756	(921)	1,835
Tradenames	10.0	150,000	(19,344)	130,656
Total intangibles, net		$829,384	$(308,564)	$520,820

	March 31, 2017
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.6	$663,165	$(241,124)	$422,041
Product rights, technology and licenses	11.4	54,347	(39,486)	14,861
Non-compete agreements and other	16.3	2,756	(786)	1,970
Tradenames	10.3	163,000	(9,508)	153,492
Total intangibles, net		$883,268	$(290,904)	$592,364
Amortization expense for the three months ended December 31, 2017 and 2016, was $13,618 and $13,348, respectively. Amortization expense for the nine months ended December 31, 2017 and 2016, was $42,993 and $40,565, respectively.

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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of December 31, 2017 and March 31, 2017, were $85,516 and $107,088, respectively. The decrease in warranty reserves during the first nine months of the fiscal year ended March 31, 2018, were offset by a corresponding decrease to the related indemnification asset, which is included in other assets on the accompanying Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
The Company paid $11,013 and $5,936 for income taxes, net of refunds, for the nine months ended December 31, 2017 and 2016, respectively.
The Company made interest payments of $54,013 and $61,251 for the nine months ended December 31, 2017 and 2016, respectively.
During the nine months ended December 31, 2017 and 2016, the Company financed $2,206 and $11,504, respectively, of property and equipment additions through capital leases.
As of December 31, 2017, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of disposal. The transaction closed during the quarter ended June 30, 2017.

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

4.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2017	March 31, 2017
Raw materials	$82,768	$89,069
Work-in-process, including manufactured and purchased components	1,613,881	1,297,989
Finished goods	117,820	118,265
Rotable assets	57,295	57,337
Less: unliquidated progress payments	(409,040)	(222,485)
Total inventories	$1,462,724	$1,340,175
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

	December 31, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$265,137	$670,010	$(352,900)	$582,247
Embraer	33,669	179,121	(5,762)	207,028
Total	$298,806	$849,131	$(358,662)	$789,275

	March 31, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$89,650	$589,449	$(399,758)	$279,341
Embraer	14,987	173,169	(5,800)	182,356
Total	$104,637	$762,618	$(405,558)	$461,697
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
The Company is still in the pre-production stages for the Bombardier and Embraer programs, as these aircrafts are not scheduled to enter service until calendar year 2018, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.

5.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2017	March 31, 2017

Revolving line of credit	$50,000	$29,999
Term loan	—	309,375
Receivable securitization facility	109,200	112,900
Capital leases	58,297	72,800
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	—
Other debt	—	7,978
Less: Debt issuance costs	(17,886)	(11,752)
	1,374,611	1,196,300
Less: Current portion	15,135	160,630
	$1,359,476	$1,035,670
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
At December 31, 2017, there were $50,000 in borrowings and $30,152 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. At March 31, 2017, there were $29,999 in borrowings and $27,240 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Facility, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of December 31, 2017, the Company had borrowing capacity under this facility of $719,848 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Receivables Securitization Facility
In November 2017, the Company amended the Securitization Facility decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2017, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company is the servicer of the accounts receivable under the Receivables Purchase Agreement. As of December 31, 2017, the maximum amount available under the Receivables Purchase Agreement was $90,000. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of December 31, 2017 and March 31, 2017, the Company sold $0 and $78,006, respectively, worth of eligible accounts receivable.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements are as follows:

	December 31, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,374,611	$1,432,240	$1,196,300	$1,178,968
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.

6.    (LOSS) EARNINGS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2017	2016	2017	2016
Weighted-average common shares outstanding – basic	49,459	49,329	49,425	49,294
Net effect of dilutive stock options and nonvested stock	—	111	—	127
Weighted-average common shares outstanding – diluted	49,459	49,440	49,425	49,421

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully evaluate the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

impact of these changes on the Company. The Company has recorded a provisional tax benefit of $24,573 related to the impact of the Act’s reduction in the statutory tax rate on its net deferred tax liability, as well as a provisional tax liability of $2,175 imposed on unremitted foreign earnings under the Act’s mandatory repatriation provisions. The Company has prepared a reasonable estimate around the impact of the Act and has recorded the provisional impact (as described in SAB 118)as discrete adjustments noted above to the tax provision for the three months ended December 31, 2017. While the Company believes these are reasonable estimates of the impact of the Act, additional time is needed to finalize these estimates. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the IRS, the earnings and profit at March 31, 2018, and as certain tax positions are finalized when the Company files its 2018 tax returns.

Due to the legislative changes aforementioned, companies need to continually reevaluate their indefinite assertion. Additional withholding taxes and/or deferred tax liability associated with basis differences may be required, but due to the legislative uncertainty around the withholding taxes on distributions under the act, no estimate has been recorded as of December 31, 2017. This will be analyzed within the proscribed measurement period. The Company continues to review the anticipated impacts around the base erosion anti-abuse tax (“BEAT”) and the global intangible low taxed income (“GILTI”) which are not effective until the year ended March 31, 2019. The Company has not recorded any impact of these provisions as of December 31, 2017, but plans to perform a full analysis within the proscribed measurement period.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2017 and March 31, 2017, the total amount of accrued income tax-related interest and penalties was $312 and $282, respectively.

As of December 31, 2017 and March 31, 2017, the total amount of unrecognized tax benefits was $11,403 and $10,266, respectively, of which $11,403 and $10,266, respectively, would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of December 31, 2017, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2018 as well as the Company's income in future periods.
The effective income tax rate for the three months ended December 31, 2017, was 22.2% as compared to 17.3% for the three months ended December 31, 2016. For the three months ended December 31, 2017, the effective tax rate reflected a $22,398 tax benefit related to the Act, a $4,758 tax benefit related to the return to provision true up adjustment, the impact of the non-deductible portion of the goodwill impairment, and the partial reversal of previously established valuation allowance related to the current year activity. For the three months ended December 31, 2016, the income tax provision reflected the partial reversal of previously established valuation allowance related to the capital loss generated from the divestiture of TAS-Newport News.
The effective income tax rate for the nine months ended December 31, 2017, was 22.1% as compared to 28.1% for the nine months ended December 31, 2016. For the nine months ended December 31, 2017, the effective tax rate reflected a $22,398 tax benefit from the Tax Act, a $4,758 tax benefit from the return to provision true up adjustment, the impact of the non-deductible portion of the goodwill impairment, the partial reversal of previously established valuation allowance related to the current year activity, as well as the disallowed capital loss generated from the divestiture of Embee. For the nine months ended December 31, 2016, the income tax provision reflected the disallowed tax benefit of $1,277 related to the capital loss generated from the divestiture of Newport News.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

As of December 31, 2017, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

8.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2017 through December 31, 2017:

	Integrated Systems	Precision Components	Product Support	Total
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
Impairment of goodwill	—	(190,227)	—	(190,227)
Goodwill derecognized in connection with divestitures and assets held for sale	(27,709)	—	—	(27,709)
Effect of exchange rate changes	7,126	2,810	(105)	9,831
Balance, December 31, 2017	$520,572	$345,001	$68,927	$934,500

The Company's most recent annual goodwill impairment test was performed for all reporting units as of February 1, 2017. The Company also performs the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. The Company performed an interim assessment of the fair value of its goodwill due to the Company's decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment as noted above. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a "before and after" test of the reporting units (see Note 1). Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with the Company's policy described in the Form 10-K for the fiscal year ended March 31, 2017, the Company performed the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units and concluded that the Precision Component's reporting unit had a fair value that was lower then its carrying value by an amount of $(190,227). Accordingly, the Company recorded a non-cash impairment charge during the quarter ended December 31, 2017 of $(190,227), which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets”. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structure's goodwill had a fair value that was lower then its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, the Company will record a non-cash impairment charge during the quarter ended March 31, 2018 of $345,001, which will be presented on the Consolidated Statements of Operations as "Impairment of intangible assets” for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels).
As of December 31, 2017, Aerospace Structures has goodwill of $863,901, which was fully impaired and the Precision Components' impairment charge noted above represents its accumulated impairment charges.

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
Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Components of net periodic benefit costs:
Service cost	$1,126	$1,628	$3,371	$4,911
Interest cost	18,803	18,144	56,391	54,494
Expected return on plan assets	(38,090)	(38,966)	(114,222)	(117,025)
Amortization of prior service credits	(710)	(445)	(2,131)	(1,337)
Amortization of net loss	3,478	3,027	10,403	9,088
Settlement charge	—	—	523	—
Net periodic benefit income	$(15,393)	$(16,612)	$(45,665)	$(49,869)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Components of net periodic benefit costs:
Service cost	$102	$179	$305	$537
Interest cost	1,219	1,247	3,656	3,740
Amortization of prior service credits	(2,328)	(3,366)	(6,984)	(10,097)
Amortization of gain	(1,775)	(1,647)	(5,324)	(4,941)
Settlement gain	(15,099)	—	(15,099)	—
Net periodic benefit income	$(17,881)	$(3,587)	$(23,446)	$(10,761)
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In November 2017, the Company announced an amendment to the retirement plan of its non-represented employee participants. Effective November 30, 2017, the Company eliminated and reduced certain welfare benefits for retirees. Those changes resulted in a decrease in the projected OPEB obligation of $17,652 and a related curtailment gain of $15,099 included in "Curtailment and settlement gain, net" on the Consolidated Statement of Operations for the three and nine months ended December 31, 2017.

10.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December 31, 2017 and 2016, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance September 30, 2017	$(65,886)	$(246)	$(313,290)		$(379,422)
AOCI before reclassifications	(1,824)	(816)	23,378		20,738
Amounts reclassified from AOCI	—	203	(16,143)	(2)	(15,940)
Net current period AOCI	(1,824)	(613)	7,235		4,798
Balance December 31, 2017	$(67,710)	$(859)	$(306,055)		$(374,624)

Balance September 30, 2016	$(80,434)	$(2,557)	$(288,572)		$(371,563)
AOCI before reclassifications	(15,066)	1,726	—		(13,340)
Amounts reclassified from AOCI	—	5	(1,573)	(2)	(1,568)
Net current period AOCI	(15,066)	1,731	(1,573)		(14,908)
Balance December 31, 2016	$(95,500)	$(826)	$(290,145)		$(386,471)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Balance March 31, 2017	$(87,212)	$2,153	$(311,119)		$(396,178)
AOCI before reclassifications	19,502	(835)	23,901		42,568
Amounts reclassified from AOCI	—	(2,177)	(18,837)	(2)	(21,014)
Net current period AOCI	19,502	(3,012)	5,064		21,554
Balance December 31, 2017	$(67,710)	$(859)	$(306,055)		$(374,624)

Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(36,684)	2,100	—		(34,584)
Amounts reclassified from AOCI	—	(6)	(4,719)	(2)	(4,725)
Net current period AOCI	(36,684)	2,094	(4,719)		(39,309)
Balance December 31, 2016	$(95,500)	$(826)	$(290,145)		$(386,471)

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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including restructuring of $17,089 for the nine months ended December 31, 2017.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales:
Integrated Systems	$239,198	$256,080	$711,099	$758,803
Aerospace Structures	282,495	304,235	807,754	956,114
Precision Components	219,675	226,294	685,701	740,354
Product Support	68,039	87,292	202,839	257,317
Elimination of inter-segment sales	(34,161)	(29,038)	(105,302)	(99,703)
	$775,246	$844,863	$2,302,091	$2,612,885

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

(Loss) income before income taxes:
Operating income (expense):
Integrated Systems	$42,667	$51,596	$132,171	$145,379
Aerospace Structures	12,022	23,867	23,253	57,898
Precision Components	(186,225)	2,942	(191,100)	7,223
Product Support	12,399	14,662	32,069	42,986
Corporate	(567)	(37,901)	(78,840)	(81,107)
	(119,704)	55,166	(82,447)	172,379
Interest expense and other	25,836	19,698	72,229	55,721
	$(145,540)	$35,468	$(154,676)	$116,658

Depreciation and amortization:
Integrated Systems	$8,318	$9,766	$27,857	$30,228
Aerospace Structures	19,048	17,942	57,484	54,289
Precision Components	9,850	13,999	27,858	42,344
Product Support	1,663	2,294	5,068	7,230
Corporate	441	330	1,051	989
	$39,320	$44,331	$119,318	$135,080

Impairment charge of intangible assets:
Precision Components	$190,227	$—	$190,227	$—

Amortization of acquired contract liabilities, net:
Integrated Systems	$11,634	$7,628	$28,235	$27,101
Aerospace Structures	21,352	21,105	60,315	60,190
Precision Components	1,506	473	3,312	1,740
	$34,492	$29,206	$91,862	$89,031

Adjusted EBITDA:
Integrated Systems	$39,351	$53,734	$131,793	$148,506
Aerospace Structures	9,718	20,704	20,422	51,997
Precision Components	12,346	16,468	23,673	47,827
Product Support	14,062	16,956	37,137	50,216
Corporate	(15,225)	(23,221)	(71,994)	(60,994)
	$60,252	$84,641	$141,031	$237,552

Capital expenditures:
Integrated Systems	$1,903	$2,763	$5,923	$8,586
Aerospace Structures	2,384	2,228	9,503	9,820
Precision Components	3,407	2,636	12,563	11,040
Product Support	599	687	1,629	2,020
Corporate	864	843	2,314	1,657
	$9,157	$9,157	$31,932	$33,123

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	December 31, 2017	March 31, 2017
Total Assets:
Integrated Systems	$1,220,259	$1,281,828
Aerospace Structures	1,573,942	1,548,239
Precision Components	1,056,015	1,262,691
Product Support	285,302	284,231
Corporate	50,414	37,611
	$4,185,932	$4,414,600
During the three months ended December 31, 2017 and 2016, the Company had international sales of $184,182 and $198,052, respectively.
During the nine months ended December 31, 2017 and 2016, the Company had international sales of $529,226 and $561,177, respectively.

12.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity; and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary Condensed Consolidating Balance Sheets as of December 31, 2017 and March 31, 2017, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and 2016, and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2017 and 2016.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$12,628	$8,396	$43,364	$—	$64,388
Trade and other receivables, net	—	69,305	251,694	—	320,999
Inventories	—	1,342,611	120,113	—	1,462,724
Prepaid expenses and other	20,027	10,469	13,004	—	43,500
Total current assets	32,655	1,430,781	428,175	—	1,891,611
Property and equipment, net	10,920	618,925	120,077	—	749,922
Goodwill and other intangible assets, net	—	1,321,175	134,145	—	1,455,320
Other, net	21,496	45,329	22,254	—	89,079
Intercompany investments and advances	2,354,461	81,541	72,512	(2,508,514)	—
Total assets	$2,419,532	$3,497,751	$777,163	$(2,508,514)	$4,185,932

Current liabilities:
Current portion of long-term debt	$574	$14,561	$—	$—	$15,135
Accounts payable	3,324	340,106	43,651	—	387,081
Accrued expenses	49,520	531,133	46,758	—	627,411
Total current liabilities	53,418	885,800	90,409	—	1,029,627
Long-term debt, less current portion	1,317,662	41,814	—	—	1,359,476
Intercompany advances	283,926	2,080,159	488,955	(2,853,040)	—
Accrued pension and other postretirement benefits, noncurrent	6,608	503,033	—	—	509,641
Deferred income taxes and other	9,404	495,634	33,636	—	538,674
Total stockholders’ equity	748,514	(508,689)	164,163	344,526	748,514
Total liabilities and stockholders’ equity	$2,419,532	$3,497,751	$777,163	$(2,508,514)	$4,185,932

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$705,792	$88,443	$(18,989)	$775,246

Operating costs and expenses:
Cost of sales	—	563,033	68,162	(18,989)	612,206
Selling, general and administrative	27,914	27,331	6,902	—	62,147
Depreciation and amortization	441	34,606	4,273	—	39,320
Impairment of intangible assets	—	135,013	55,214	—	190,227
Restructuring	2,382	2,637	1,130	—	6,149
Curtailment and settlement gain, net	(15,099)	—	—	—	(15,099)
	15,638	762,620	135,681	(18,989)	894,950
Operating (loss) income	(15,638)	(56,828)	(47,238)	—	(119,704)
Intercompany interest and charges	(39,386)	38,877	509	—	—
Interest expense and other	23,686	2,796	(646)	—	25,836
Income (loss) before income taxes	62	(98,501)	(47,101)	—	(145,540)
Income (benefit) tax expense	(49,074)	15,715	1,071	—	(32,288)
Net income (loss)	49,136	(114,216)	(48,172)	—	(113,252)
Other comprehensive (loss) income	(613)	7,235	(1,824)	—	4,798
Total comprehensive (loss) income	$48,523	$(106,981)	$(49,996)	$—	$(108,454)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$772,916	$90,526	$(18,579)	$844,863

Operating costs and expenses:
Cost of sales	—	599,381	72,397	(18,579)	653,199
Selling, general and administrative	16,955	41,991	7,804	—	66,750
Depreciation and amortization	331	39,850	4,150	—	44,331
Restructuring	6,231	4,449	387	—	11,067
Loss on divestiture and assets held for sale	14,350	—	—	—	14,350
	37,867	685,671	84,738	(18,579)	789,697
Operating (loss) income	(37,867)	87,245	5,788	—	55,166
Intercompany interest and charges	(45,597)	43,466	2,131	—	—
Interest expense and other	18,542	3,963	(2,807)	—	19,698
(Loss) income before income taxes	(10,812)	39,816	6,464	—	35,468
Income (benefit) tax expense	(8,980)	13,666	1,450	—	6,136
Net (loss) income	(1,832)	26,150	5,014	—	29,332
Other comprehensive (loss) income	1,731	(1,573)	(15,066)	—	(14,908)
Total comprehensive (loss) income	$(101)	$24,577	$(10,052)	$—	$14,424

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,096,894	$266,101	$(60,904)	$2,302,091

Operating costs and expenses:
Cost of sales	—	1,667,935	214,482	(60,904)	1,821,513
Selling, general and administrative	69,820	118,006	26,108	—	213,934
Depreciation and amortization	1,050	105,781	12,487	—	119,318
Impairment of intangible assets	—	135,013	55,214	—	190,227
Restructuring	17,089	13,883	2,779	—	33,751
Loss on divestiture	20,371	—	—	—	20,371
Curtailment and settlement gain, net	(14,576)	—	—	—	(14,576)
	93,754	2,040,618	311,070	(60,904)	2,384,538
Operating (loss) income	(93,754)	56,276	(44,969)	—	(82,447)
Intercompany interest and charges	(122,339)	116,076	6,263	—	—
Interest expense and other	63,092	8,181	956	—	72,229
(Loss) income before income taxes	(34,507)	(67,981)	(52,188)	—	(154,676)
Income tax (benefit) expense	(64,823)	31,414	(706)	—	(34,115)
Net income (loss)	30,316	(99,395)	(51,482)	—	(120,561)
Other comprehensive (loss) income	(3,012)	5,064	19,502	—	21,554
Total comprehensive income (loss)	$27,304	$(94,331)	$(31,980)	$—	$(99,007)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,388,881	$281,978	$(57,974)	$2,612,885

Operating costs and expenses:
Cost of sales	—	1,883,122	227,752	(57,974)	2,052,900
Selling, general and administrative	45,052	137,609	22,561	—	205,222
Depreciation and amortization	989	121,412	12,679	—	135,080
Restructuring	15,831	11,735	614	—	28,180
Loss on divestiture and assets held for sale	19,124	—	—	—	19,124
	80,996	2,153,878	263,606	(57,974)	2,440,506
Operating (loss) income	(80,996)	235,003	18,372	—	172,379
Intercompany interest and charges	(144,666)	137,909	6,757	—	—
Interest expense and other	53,657	8,729	(6,665)	—	55,721
Income before income taxes	10,013	88,365	18,280	—	116,658
Income tax (benefit) expense	(7,359)	35,783	4,362	—	32,786
Net income	17,372	52,582	13,918	—	83,872
Other comprehensive income (loss)	2,094	(4,719)	(36,684)	—	(39,309)
Total comprehensive income (loss)	$19,466	$47,863	$(22,766)	$—	$44,563

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$30,316	$(99,395)	$(51,482)	$—	$(120,561)

Adjustments to reconcile net income to net cash (used in) operating activities provided by	(54,460)	(139,525)	73,560	42,707	(77,718)
Net cash (used in) provided by operating activities	(24,144)	(238,920)	22,078	42,707	(198,279)
Capital expenditures	(2,314)	(25,507)	(4,111)	—	(31,932)
Proceeds from sale of assets	—	68,009	403	—	68,412
Net cash (used in) provided by investing activities	(2,314)	42,502	(3,708)	—	36,480
Net increase in revolving credit facility	20,000	—	—	—	20,000
Proceeds on issuance of debt	500,000	—	31,500	—	531,500
Retirements and repayments of debt	(314,628)	(19,333)	(35,300)	—	(369,261)
Payments of deferred financing costs	(17,729)	—	—	—	(17,729)
Dividends paid	(5,956)	—	—	—	(5,956)
Repurchase of restricted shares for minimum tax obligation	(369)	—	—	—	(369)
Intercompany financing and advances	(162,174)	200,010	4,871	(42,707)	—
Net cash provided by (used in)financing activities	19,144	180,677	1,071	(42,707)	158,185
Effect of exchange rate changes on cash	—	—	(1,631)	—	(1,631)
Net change in cash and cash equivalents	(7,314)	(15,741)	17,810	—	(5,245)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$12,628	$8,396	$43,364	$—	$64,388

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December, 2016
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
The restructuring charges recognized for the three and nine months ended December 31, 2017 and 2016, by type and by segment consisted of the following:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31, 2017
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$26	$—	$1,121	$—	$—	$1,147
Facility closure and other exit costs	—	—	474	—	—	474
Other	929	980	218	19	2,382	4,528
Total Restructuring	955	980	1,813	19	2,382	6,149
Depreciation and amortization	382	—	—	—	—	382
Total	$1,337	$980	$1,813	$19	$2,382	$6,531

	For the Three Months Ended December 31, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$—	$—	$494	$57	$—	$551
Facility closure and other exit costs	—	297	1,209	180	—	1,686
Other	49	2,296	133	121	6,231	8,830
Total Restructuring	49	2,593	1,836	358	6,231	11,067
Depreciation and amortization	46	—	3,006	13	—	3,065
Total	$95	$2,593	$4,842	$371	$6,231	$14,132

	For the Nine Months Ended December 31, 2017
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$26	$—	$1,868	$—	$—	$1,894
Facility closure and other exit costs	70	3,504	4,761	—	—	8,335
Other	1,673	980	3,001	779	17,089	23,522
Total Restructuring	1,769	4,484	9,630	779	17,089	33,751
Depreciation and amortization	1,909	—	629	—	—	2,538
Total	$3,678	$4,484	$10,259	$779	$17,089	$36,289

	For the Nine Months Ended December, 2016
	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate	Total
Termination benefits	$286	$250	$966	$147	$—	$1,649
Facility closure and other exit costs	—	297	1,456	215	—	1,968
Other	49	6,307	2,185	191	15,831	24,563
Total Restructuring	335	6,854	4,607	553	15,831	28,180
Depreciation and amortization	139	—	9,854	303	—	10,296
Total	$474	$6,854	$14,461	$856	$15,831	$38,476
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
Effective January 1, 2018, we combined our Aerospace Structures and Precision Components reporting segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, we believe we will be able to leverage their combined resources to make it more cost competitive and enhance performance. The newly formed operating segment will also be a reportable segment. As a result, effective January 1, 2018, we will have three reporting segments for future financial reporting purposes - Integrated Systems, Product Support and Aerospace Structures.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857, which is included in Corporate. The operating results of Embee were included in Integrated Systems through the date of disposal.
Highlights for the third quarter of the fiscal year ending March 31, 2018 included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2018 were $775.2 million, compared to $844.9 million for the prior year period.

•	Operating loss in the third quarter of fiscal 2018 was $(119.7) million and included a non-cash impairment charge of $190.2 million, compared to $55.2 million for the third quarter of fiscal 2017.

•	Net loss for the third quarter of fiscal 2018 was $113.3 million, compared to net income of $29.3 million for the third quarter of fiscal 2017.

•	Backlog as of December 31, 2017 was $4.36 billion. Of our existing backlog of $4.36 billion, we estimate that approximately $1.72 billion will not be shipped by December 31, 2018.

•	Net loss for the third quarter of fiscal 2018 was $2.29 per diluted common share, as compared to net income of $0.59 per diluted share in the prior year period.

•	We used $198.3 million of cash flow from operating activities for the nine months ended December 31, 2017, as compared to cash used in operations of $172.7 million in the comparable prior year period.
We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.5 million square feet and to reduce head count by 1,300 employees. Over the course of the plans (which were initiated in fiscal 2016), we estimate that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these plans, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the nine months ended December 31, 2017 and 2016, we recorded charges of $33.8 million and $28.2 million, respectively, related to these plans.
Our 2016 and 2017 restructuring plans and related activities were anticipated to generate annualized savings of approximately $300 million per year on a consolidated basis by fiscal year 2019 from facility consolidations, headcount reductions, operational efficiencies, and supply chain optimization. These anticipated savings were expected to come from our reportable segments approximately as follows: Integrated Systems - 23%; Aerospace Structures - 46%; Precision Components -

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

26% and Product Support - 5%. A significant portion of the anticipated savings are expected to be reinvested in business development, research & development and capital improvements to help drive organic growth. Through December 31, 2017, the Company is on target for its consolidated anticipated savings goals, however the nature of those savings has shifted over time to be more weighted towards our supply chain optimization and operational efficiencies than previously anticipated, offset by reduced expectations associated with the facility consolidations and headcount reductions.
Our most recent annual goodwill impairment test was performed for all reporting units as of February 1, 2017. We also perform the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. We performed an interim assessment of the fair value of our goodwill due to our decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment as noted above. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a 'before and after" test of the reporting units. Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with our policy described in the Form 10-K for the fiscal year ended March 31, 2017, we performed the goodwill impairment test, which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units and concluded that the Precision Component's goodwill had a fair value that was lower then its carrying value by an amount of $190.2 million. Accordingly, we recorded a non-cash impairment charge during the quarter ended December 31, 2017 of $190.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets”. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows
The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structure's goodwill had a fair value that was lower then its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, we will record a non-cash impairment charge during the quarter ended March 31, 2018 of $345.0 million, which will be presented on the Consolidated Statements of Operations as "Impairment of intangible assets” for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels).
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully evaluate the impact of these changes on the Company. The Company has recorded a provisional tax benefit of $24.6 million related to the impact of the Act’s reduction in the statutory tax rate on its net deferred tax liability, as well as a provisional tax liability of $2.2 million imposed on unremitted foreign earnings under the Act’s mandatory repatriation provisions. The Company has prepared a reasonable estimate around the impact of the Act and has recorded the provisional impact (SAB 118) as discrete adjustments noted above to the tax provision for the three months ended December 31, 2017. While the Company believes these are reasonable estimates of the impact of the Act, additional time is needed to finalize these estimates. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the IRS, the earnings and profit at March 31, 2018, and as certain tax positions are finalized when the Company files its 2018 tax returns.

Due to the legislative changes aforementioned, companies need to continually reevaluate their indefinite assertion. Additional withholding taxes and/or deferred tax liability associated with basis differences may be required, but due to the legislative uncertainty around the withholding taxes on distributions under the act, no estimate has been recorded as of December 31, 2017. This will be analyzed within the proscribed measurement period. The Company continues to review the anticipated impacts around the base erosion anti-abuse tax (“BEAT”) and the global intangible low taxed income (“GILTI”) which are not effective until the year ended March 31, 2019. The Company has not recorded any impact of these provisions as of December 31, 2017, but plans to perform a full analysis within the proscribed measurement period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We are currently performing work on several new programs, which are in various stages of development. Several of the these programs are expected to enter flight testing during calendar 2018, including the Bombardier Global 7000/8000 ("Bombardier"), and Embraer second generation E-Jet ("E2-Jets") and we expect to deliver revenue generating production units for these programs in calendar 2018. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. Accordingly, we anticipate that each of these programs will begin generating full-rate production level revenues between calendar 2019 and fiscal 2021. We are still in the early development stages for the Gulfstream G500/G600 programs, as these aircraft are not expected to enter service until fiscal 2019. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.
During the nine months ended December 31, 2017, we incurred approximately $86.5 million in capitalized pre-production costs associated with the Bombardier Global 7000/8000 and the Embraer second generation E-Jet programs, for which we have not yet begun deliveries. We expect to incur additional costs related to these programs as they continue to develop. Inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, a forward loss is established. We may incur additional costs related to these programs if there are further delays due to our customer or our capability to execute timely.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We seek additional consideration for customer work statement changes throughout our contract life as a standard course of business.  We recently reached a preliminary agreement with Gulfstream across many programs we support, including but not limited to, the G650 wing program. We are also currently engaged with other customers in similar negotiations.  The ability to recover or negotiate additional consideration is not certain and varies by contract.  Varying market conditions for these products may also impact future profitability.
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of disposal. The transaction closed during the quarter ended June 30, 2017.
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
We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the U.S. GAAP financial measure most directly comparable to it is net income. In calculating Adjusted EBITDA, we exclude from income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA as a substitute for any U.S. GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA to net income set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA.
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
Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to income from continuing operations:

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
The following table shows our Adjusted EBITDA reconciled to our net income for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net (loss) income	$(113,252)	$29,332	$(120,561)	$83,872
Loss on divestitures	—	14,350	20,371	19,124
Pension settlement charge	(15,099)	—	(14,576)	—
Amortization of acquired contract liabilities, net	(34,492)	(29,206)	(91,862)	(89,031)
Depreciation and amortization *	229,547	44,331	309,545	135,080
Interest expense and other	25,836	19,698	72,229	55,721
Income tax expense	(32,288)	6,136	(34,115)	32,786
Adjusted EBITDA	$60,252	$84,641	$141,031	$237,552
* - Includes Impairment charges related to intangible assets
The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2017
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$(119,704)	$42,667	$12,022	$(186,225)	$12,399	$(567)
Loss on divestitures	—	—	—	—	—	—
Curtailment & settlement gain, net	(15,099)	—	—	—	—	(15,099)
Amortization of acquired contract liabilities, net	(34,492)	(11,634)	(21,352)	(1,506)	—	—
Depreciation and amortization *	229,547	8,318	19,048	200,077	1,663	441
Adjusted EBITDA	$60,252	$39,351	$9,718	$12,346	$14,062	$(15,225)
* - Includes Impairment charges related to intangible assets

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$55,166	$51,596	$23,867	$2,942	$14,662	$(37,901)
Loss on divestitures	14,350	—	—	—	—	14,350
Amortization of acquired contract liabilities, net	(29,206)	(7,628)	(21,105)	(473)	—	—
Depreciation and amortization	44,331	9,766	17,942	13,999	2,294	330
Adjusted EBITDA	$84,641	$53,734	$20,704	$16,468	$16,956	$(23,221)

	Nine Months Ended December 31, 2017
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$(82,447)	$132,171	$23,253	$(191,100)	$32,069	$(78,840)
Loss on divestitures	20,371	—	—	—	—	20,371
Curtailment & settlement gain, net	(14,576)	—	—	—	—	(14,576)
Amortization of acquired contract liabilities, net	(91,862)	(28,235)	(60,315)	(3,312)	—	—
Depreciation and amortization *	309,545	27,857	57,484	218,085	5,068	1,051
Adjusted EBITDA	141,031	$131,793	$20,422	$23,673	$37,137	$(71,994)
* - Includes Impairment charges related to intangible assets

	Nine Months Ended December 31, 2016
	Total	Integrated Systems	Aerospace Structures	Precision Components	Product Support	Corporate/ Eliminations
Operating income (loss)	$172,379	145,379	$57,898	$7,223	$42,986	$(81,107)
Loss on divestitures	19,124	—	—	—	—	19,124
Amortization of acquired contract liabilities, net	(89,031)	(27,101)	(60,190)	(1,740)	—	—
Depreciation and amortization	135,080	30,228	54,289	42,344	7,230	989
Adjusted EBITDA	$237,552	$148,506	$51,997	$47,827	$50,216	$(60,994)

Three months ended December 31, 2017 compared to three months ended December 31, 2016

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)
Net sales	$775,246	$844,863
Segment operating income	$(119,137)	$93,067
Corporate expense	(567)	(37,901)
Total operating income	(119,704)	55,166
Interest expense and other	25,836	19,698
Income tax expense	(32,288)	6,136
Net (loss) income	$(113,252)	$29,332

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales decreased by $69.6 million, or 8.2%, to $775.2 million for the three months ended December 31, 2017, from $844.9 million for the three months ended December 31, 2016. Organic sales adjusted for inter-segment sales decreased $34.1 million, or 4.2%. The fiscal 2017 and Embee divestitures contributed $35.5 million in net sales to the comparative prior year period. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Airbus programs. Net sales for the three months ended December 31, 2017, included $2.8 million in total non-recurring revenues, as compared to $5.6 million in non-recurring revenues for the three months ended December 31, 2016.
Cost of sales decreased $41.0 million, or 6.3%, to $612.2 million for the three months ended December 31, 2017, from $653.2 million for the three months ended December 31, 2016. Organic cost of sales decreased $15.4 million, or 2.2%. The fiscal 2017 and Embee divestitures contributed $25.6 million to cost of sales in the comparative prior year period. Organic cost of sales decreased due to the decrease in organic sales mentioned above and changes in sales mix. The comparable organic gross margin for the three months ended December 31, 2017 was 21.0%, as compared to 22.4%, for the three months ended December 31, 2016.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $5.3 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $26.4 million and gross unfavorable adjustments of $21.1 million. Gross margin for the three months ended December 31, 2016 included net favorable cumulative catch-up adjustments of $2.1 million.
Segment operating income decreased by $212.2 million, or 228.0%, to an operating loss of $(119.1) million for the three months ended December 31, 2017, from operating income of $93.1 million for the three months ended December 31, 2016. Organic segment operating income decreased $16.6 million or 18.9%. The fiscal 2017 and Embee divestitures contributed $5.4 million to operating income for the three months ended December 31, 2016. Organic operating income for the three months ended December 31, 2017 decreased due to the decline in organic sales noted above and the previously mentioned goodwill impairment charge of $190.2 million and included costs related to our restructuring plans of $3.8 million.
Corporate expenses were $0.6 million for the three months ended December 31, 2017, as compared to $37.9 million for the three months ended December 31, 2016. The decrease in corporate expenses of $37.3 million, or 98.5%, was impacted by the OPEB settlement gain of $15.1 million, decreased consulting costs of $6.0 million and restructuring charges of $3.8 million. The prior year period included the loss on divestiture of the Engines and APU business of $14.4 million.

Interest expense and other increased by $6.1 million, or 31.2%, to $25.8 million for the three months ended December 31, 2017, compared to $19.7 million for the three months ended December 31, 2016, due to higher interest rates partially offset by lower relative debt levels.
The effective income tax rate for the three months ended December 31, 2017 was 22.1% compared to 17.3% for the three months ended December 31, 2016. For the three months ended December 31, 2017, the effective tax rate reflected a $22.4 million tax benefit related to the Act, a $4.8 million tax benefit related to the return to provision true up adjustment, the impact of the non-deductible portion of the goodwill impairment, and the partial reversal of previously established valuation allowance related to the current year activity. For the three months ended December 31, 2016, the income tax provision reflected the partial reversal of previously established valuation allowance related to the capital loss generated from the divestiture of TAS-Newport News.
For the fiscal year ending March 31, 2018, the Company expects its effective tax rate to be approximately 1.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 7.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Three months ended December 31, 2017 compared to three months ended December 31, 2016
We report our financial performance based on the following four reportable segments: Integrated Systems, Aerospace Structures, Precision Components and Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements in which we become the primary source or one of a few primary sources to our customers, whereby our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems, Aerospace Structures and Precision Components segments.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,
	2017	2016
Integrated Systems
Commercial aerospace	16.4%	14.8%
Military	10.7%	11.7%
Business Jets	2.0%	2.2%
Regional	1.1%	0.9%
Non-aviation	0.5%	0.6%
Total Integrated Systems net sales	30.7%	30.2%
Aerospace Structures
Commercial aerospace	15.7%	15.2%
Military	4.0%	5.8%
Business Jets	15.7%	14.1%
Total Aerospace Structures net sales	35.7%	35.2%
Precision Components
Commercial aerospace	16.4%	16.7%
Military	5.4%	4.6%
Business Jets	2.0%	2.1%
Regional	0.5%	0.4%
Non-aviation	0.8%	0.4%
Total Precision Components net sales	25.1%	24.2%
Product Support
Commercial aerospace	7.0%	7.9%
Military	0.9%	1.8%
Regional	0.6%	0.7%
Total Product Support net sales	8.5%	10.4%
Total Consolidated net sales	100.0%	100.0%
We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777, 787, A320 and A350 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program, although there can be no assurance to that effect.

	Three Months Ended December 31,			% of Total Sales
	2017	2016	% Change	2017	2016
	(in thousands)
NET SALES
Integrated Systems	$239,198	$256,080	(6.6)%	30.9%	30.3%
Aerospace Structures	282,495	304,235	(7.1)%	36.4%	36.0%
Precision Components	219,675	226,294	(2.9)%	28.3%	26.8%
Product Support	68,039	87,292	(22.1)%	8.8%	10.3%
Elimination of inter-segment sales	(34,161)	(29,038)	17.6%	(4.4)%	(3.4)%
Total Net Sales	$775,246	$844,863	(8.2)%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$42,667	$51,596	(17.3)%	17.8%	20.1%
Aerospace Structures	12,022	23,867	(49.6)%	4.3%	7.8%
Precision Components	(186,225)	2,942	(6,429.9)%	(84.8)%	1.3%
Product Support	12,399	14,662	(15.4)%	18.2%	16.8%
Corporate	(567)	(37,901)	98.5%	n/a	n/a
Total Operating Income	$(119,704)	$55,166	(317.0)%	(15.4)%	6.5%

	Three Months Ended December 31,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$39,351	$53,734	(26.8)%	16.5%	21.0%
Aerospace Structures	9,718	20,704	(53.1)%	3.4%	6.8%
Precision Components	12,346	16,468	(25.0)%	5.6%	7.3%
Product Support	14,062	16,956	(17.1)%	20.7%	19.4%
Corporate	(15,225)	(23,221)	34.4%	n/a	n/a
	$60,252	$84,641	(28.8)%	7.8%	10.0%

Integrated Systems: Integrated Systems net sales decreased by $16.9 million, or 6.6%, to $239.2 million for the three months ended December 31, 2017, from $256.1 million for the three months ended December 31, 2016. Organic sales decreased $6.4 million, or 2.6%. The Embee divestiture contributed $10.5 million to the net sales decrease from the three months ended December 31, 2016. Organic sales declined primarily due to rate reductions on 777 and A380 programs and timing of deliveries on other key commercial and military programs.
Integrated Systems cost of sales decreased by $5.9 million, or 3.5%, to $163.6 million for the three months ended December 31, 2017, from $169.5 million for the three months ended December 31, 2016. Organic cost of sales increased $1.0 million, or 0.6%. The Embee divestitures contributed $6.9 million to the decrease cost of sales from the comparative prior year period. The organic cost of sales inclined due to the decrease in net sales, as noted above. The comparable organic gross margin for the three months ended December 31, 2017 was 31.6% compared with 33.8% for the three months ended December 31, 2016.
Integrated Systems operating income decreased by $8.9 million, or 17.3%, to $42.7 million for the three months ended December 31, 2017, from $51.6 million for the three months ended December 31, 2016. Organic operating income decreased $8.0 million, or 15.9%. The Embee divestiture contributed $0.9 million to the operating income decrease to the comparative prior year period. Operating income decreased for the three months ended December 31, 2017, due to the decrease in net sales, as noted above and increased restructuring costs of $0.6 million. The decreased Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 17.8% for the three months ended December 31, 2017, as compared to 20.1% for the three months ended December 31, 2016. These same factors noted above affecting the Adjusted EBITDA contributed to the decreased Adjusted EBITDA margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $21.7 million, or 7.1%, to $282.5 million for the three months ended December 31, 2017, from $304.2 million for the three months ended December 31, 2016. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing programs and partially offset by rate increases on 767/Tanker program. Net sales for the three months ended December 31, 2017 included $2.8 million in total non-recurring revenues, as compared to $5.6 million in total non-recurring revenues for the three months ended December 31, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Structures cost of sales decreased by $10.3 million, or 4.0%, to $244.7 million for the three months ended December 31, 2017, from $254.9 million for the three months ended December 31, 2016. The comparable gross margin for the three months ended December 31, 2017 was 13.4% compared with 16.2% for the three months ended December 31, 2016, the decline in gross margin was affected by the decreased sales noted above.
Aerospace Structures cost of sales for the three months ended December 31, 2017 included net favorable cumulative catch-up adjustments on long-term contracts of $5.3 million. The cumulative catch-up adjustments to gross margin for the three months ended December 31, 2017 included gross favorable adjustments of $26.4 million and gross unfavorable adjustments of $21.1 million. Segment cost of sales for the three months ended December 31, 2016 included net favorable cumulative catch-up adjustments of $2.1 million.
Aerospace Structures operating income decreased by $11.8 million, or 49.6%, to $12.0 million for the three months ended December 31, 2017, from $23.9 million for the three months ended December 31, 2016. Operating income decreased for the three months ended December 31, 2017, due to the decreased sales noted above, increased net customer financing fees of $1.2 million, increased research and development of $1.3 million and increased amortization expense of $1.7 million due to the change in estimated useful life of certain intangible assets. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 4.3% for the nine months ended December 31, 2017, as compared to 7.8% for the nine months ended December 31, 2016, due to the decrease in operating income as noted above. The Adjusted EBITDA margin year over year is comparable to the prior year period.
Precision Components: Precision Components net sales decreased by $6.6 million, or 2.9%, to $219.7 million for the three months ended December 31, 2017, from $226.3 million for the three months ended December 31, 2016. The decline in sales was primarily driven by production rate.
Precision Components cost of sales decreased by $5.9 million, or 3.0%, to $189.2 million for the three months ended December 31, 2017, from $195.1 million for the three months ended December 31, 2016. Gross margin for the three months ended December 31, 2017 was 13.9%, compared with 13.8% for the three months ended December 31, 2016.
Precision Components operating income decreased by $189.2 million, or 6,429.9%, to an operating loss of $186.2 million for the three months ended December 31, 2017, from operating income of $2.9 million for the three months ended December 31, 2016, due to the previously mentioned goodwill impairment charge of $190.2 million, partially offset decreased restructuring charges of $1.2 million compared to the prior year period. The Adjusted EBITDA decreased year over year due to the decreased sales as noted above.
Precision Components operating income as a percentage of segment sales decreased to (84.8)% for the three months ended December 31, 2017, as compared to 1.3% for the three months ended December 31, 2016, due to the goodwill impairment charge as noted above. The Adjusted EBITDA margin year over year was affected by the same factors that decreased the Adjusted EBITDA.

Product Support: Product Support net sales decreased by $19.3 million, or 22.1%, to $68.0 million for the three months ended December 31, 2017, from $87.3 million for the three months ended December 31, 2016. Organic sales increased $5.8 million, or 9.4%, due to increased demand from OEM customers. The divestiture of Engines and APU contributed $25.1 million to net sales for the three months ended December 31, 2016.
Product Support cost of sales decreased by $14.4 million, or 22.8%, to $48.9 million for the three months ended December 31, 2017, from $63.4 million for the three months ended December 31, 2016. Organic cost of sales increased $4.3 million, or 9.5%. The divestiture of Engines and APU contributed $18.7 million in cost of sales to the three months ended December 31, 2016. Gross margin for the three months ended December 31, 2017 was 28.1% compared to 28.2% for the three months ended December 31, 2016.
Product Support operating income decreased by $2.3 million, or 15.4%, to $12.4 million for the three months ended December 31, 2017, from $14.7 million for the three months ended December 31, 2016. Organic operating income increased $2.2 million or 22.0%, due to the increased organic sales noted above. The divestiture of Engines and APU contributed $4.5 million operating income for the three months ended December 31, 2016. The decrease in Adjusted EBITDA year over year is due to the divestiture of Engines and APU.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support operating income as a percentage of segment sales increased to 18.2% for the three months ended December 31, 2017, as compared to 16.8% for the three months ended December 31, 2016. The Adjusted EBITDA margin was 20.7% for the three months ended December 31, 2017, as compared to 19.4% for the three months ended December 31, 2016.

Nine months ended December 31, 2017 compared to nine months ended December 31, 2016

	Nine Months Ended December 31,
	2017	2016
	(dollars in thousands)
Net sales	$2,302,091	$2,612,885
Segment operating income	$(3,607)	$253,486
Corporate expense	(78,840)	(81,107)
Total operating income	(82,447)	172,379
Interest expense and other	72,229	55,721
Income tax (benefit) expense	(34,115)	32,786
Net (loss) income	$(120,561)	$83,872

Net sales decreased by $310.8 million, or 11.9%, to $2.3 billion for the nine months ended December 31, 2017, from $2.6 billion for the nine months ended December 31, 2016. Organic sales adjusted for inter-segment sales decreased $226.2 million, or 9.0%. The fiscal 2017 and Embee divestitures contributed $84.6 million to the net sales decrease as compared to the nine months ended December 31, 2016. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs, along with the timing of deliveries on certain programs. These factors were partially offset by increased production on the 767/Tanker program. Net sales for the nine months ended December 31, 2017, included $7.0 million in total non-recurring revenues, as compared to $15.9 million in non-recurring revenues for the nine months ended December 31, 2016.
Cost of sales decreased $231.4 million, or 11.3%, to $1.8 billion for the nine months ended December 31, 2017, from $2.1 billion for the nine months ended December 31, 2016. Organic cost of sales decreased $169.3 million, or 8.1%. The fiscal 2017 and Embee divestitures contributed $62.1 million to the cost of sales decrease as compared to the nine months ended December 31, 2016. Organic cost of sales decreased due to the decrease in organic sales mentioned above. The organic gross margin for the nine months ended December 31, 2017 was 20.8%, as compared to 21.2% for the nine months ended December 31, 2016. The organic gross margin for the nine months ended December 31, 2017, decreased compared to the comparable prior year period due to the completion of certain Boeing and Gulfstream programs as noted above.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $12.0 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $65.7 million and gross unfavorable adjustments of $53.7 million. Gross margin for the nine months ended December 31, 2016 included net unfavorable cumulative catch-up adjustments of $6.3 million.

Segment operating income decreased by $257.1 million, or 101.4%, to $3.6 million for the nine months ended December 31, 2017, from $253.5 million for the nine months ended December 31, 2016. Organic segment operating income decreased $53.7 million, or 22.4%. The fiscal 2017 and Embee divestitures contributed $13.2 million to the operating income decrease as compared to the nine months ended December 31, 2016. Organic operating income for the nine months ended December 31, 2017 decreased due to the decline in sales noted above as well as the previously mentioned goodwill impairment charge of $190.2 million and increased restructuring of $4.3 million.
Corporate expenses were $78.8 million for the nine months ended December 31, 2017, as compared to $81.1 million for the nine months ended December 31, 2016. The increase in corporate expenses of $2.3 million, or 2.8%, was due to the loss on divestitures of $20.4 million, restructuring charges of $1.3 million and an increase in compensation accruals as compared to the prior year period of $6.7 million, partially offset by an OPEB settlement gain of $15.1 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other increased by $16.5 million, or 29.6%, to $72.2 million for the nine months ended December 31, 2017, compared to $55.7 million for the nine months ended December 31, 2016, due to higher interest rates, the impairment of deferred financing fees due to the amendment to the Credit Facility and the extinguishment of the Term Loan of approximately $5.2 million and the unfavorable net change in foreign exchange rate gain/loss of approximately $8.1 million compared to the prior year period.
The effective income tax rate for the nine months ended December 31, 2017 was 22.1% compared to 28.1% for the nine months ended December 31, 2016. For the nine months ended December 31, 2017, the effective tax rate reflected a $22.4 million tax benefit from the Tax Act, a $4.8 million tax benefit from the return to provision true up adjustment, the impact of the non-deductible portion of the goodwill impairment, the partial reversal of previously established valuation allowance related to the current year activity, as well as the disallowed capital loss generated from the divestiture of Embee. For the nine months ended December 31, 2016, the income tax provision reflected the disallowed tax benefit of $1.3 million related to the capital loss generated from the divestiture of Newport News.
For the fiscal year ending March 31, 2018, the Company expects its effective tax rate to be approximately 1.0% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 7.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Nine months ended December 31, 2017 compared to nine months ended December 31, 2016

	Nine Months Ended December 31,
	2017	2016
Integrated Systems
Commercial aerospace	16.6%	15.0%
Military	10.6%	10.2%
Business Jets	1.7%	1.7%
Regional	1.0%	1.0%
Non-aviation	0.8%	1.0%
Total Integrated Systems net sales	30.7%	28.9%
Aerospace Structures
Commercial aerospace	16.1%	16.7%
Military	3.1%	5.5%
Business Jets	14.9%	13.6%
Total Aerospace Structures net sales	34.2%	35.9%
Precision Components
Commercial aerospace	17.8%	17.9%
Military	5.5%	4.7%
Business Jets	1.9%	2.0%
Regional	0.6%	0.5%
Non-aviation	0.7%	0.4%
Total Precision Components net sales	26.5%	25.5%
Product Support
Commercial aerospace	7.2%	7.5%
Military	0.9%	1.5%
Business Jets	—%	—%
Total Product Support net sales	8.6%	9.7%
Total Consolidated net sales	100.0%	100.0%
We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Precision Components due to the 737, 777, 787, A320 and A350 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program. We expect to see continued growth in our Business Jet end market sales as the Bombardier Global 7000 program begins to deliver production units, although there can be no assurance to that effect.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Total Sales
	2017	2016	% Change	2017	2016
	(in thousands)
NET SALES
Integrated Systems	$711,099	$758,803	(6.3)%	30.9%	29.0%
Aerospace Structures	807,754	956,114	(15.5)%	35.1%	36.6%
Precision Components	685,701	740,354	(7.4)%	29.8%	28.3%
Product Support	202,839	257,317	(21.2)%	8.8%	9.8%
Elimination of inter-segment sales	(105,302)	(99,703)	5.6%	(4.6)%	(3.8)%
Total Net Sales	$2,302,091	$2,612,885	(11.9)%	100.0%	100.0%

	Nine Months Ended December 31,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$132,171	$145,379	(9.1)%	18.6%	19.2%
Aerospace Structures	23,253	57,898	(59.8)%	2.9%	6.1%
Precision Components	(191,100)	7,223	(2,745.7)%	(27.9)%	1.0%
Product Support	32,069	42,986	(25.4)%	15.8%	16.7%
Corporate	(78,840)	(81,107)	2.8%	n/a	n/a
Total Operating Income	$(82,447)	$172,379	(147.8)%	(3.6)%	6.6%

	Nine Months Ended December 31,			% of Segment Sales
	2017	2016	% Change	2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$131,793	$148,506	(11.3)%	18.5%	19.6%
Aerospace Structures	20,422	51,997	(60.7)%	2.5%	5.4%
Precision Components	23,673	47,827	(50.5)%	3.5%	6.5%
Product Support	37,137	50,216	(26.0)%	18.3%	19.5%
Corporate	(71,994)	(60,994)	(18.0)%	n/a	n/a
	$141,031	$237,552	(40.6)%	6.1%	9.1%

Integrated Systems: Integrated Systems net sales decreased by $47.7 million, or 6.3%, to $711.1 million for the nine months ended December 31, 2017, from $758.8 million for the nine months ended December 31, 2016. Organic sales decreased $25.7 million, or 3.6%. The Newport News and Embee divestitures contributed $22.0 million to the net sales decrease as compared to the nine months ended December 31, 2016. Organic sales declined primarily due to rate reductions on A380 and 777 programs and timing of deliveries on other key commercial and military programs, partially offset by increased sales on 737 program.
Integrated Systems cost of sales decreased by $30.2 million, or 6.0%, to $471.2 million for the nine months ended December 31, 2017, from $501.3 million for the nine months ended December 31, 2016. Organic cost of sales decreased $15.8 million, or 3.3%. The Newport News and Embee divestitures contributed $14.4 million to the cost of sales decrease as compared to the nine months ended December 31, 2016. The organic cost of sales decreased due to the net sales decrease noted above. The organic gross margin for the nine months ended December 31, 2017 was 33.9% compared with 34.1% for the nine

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

months ended December 31, 2016. The decrease in gross margin for the nine months ended December 31, 2017 is due to product mix.
Integrated Systems operating income decreased by $13.2 million, or 9.1%, to $132.2 million for the nine months ended December 31, 2017, from $145.4 million for the nine months ended December 31, 2016. Organic operating income decreased $10.3 million, or 7.2%. The Newport News and Embee divestitures contributed $2.9 million to the operating income decrease for the nine months ended December 31, 2016. Operating income decreased for the nine months ended December 31, 2017, due to the decline in sales and gross margin as noted above. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 18.6% for the nine months ended December 31, 2017, as compared to 19.2% for the nine months ended December 31, 2016, due to the decreased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDA contributed to the decreased Adjusted EBITDA margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $148.4 million, or 15.5%, to $807.8 million for the nine months ended December 31, 2017, from $956.1 million for the nine months ended December 31, 2016. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs and partially offset by rate increases on 767/Tanker and Global Hawk/Triton programs. Net sales for the nine months ended December 31, 2017 included $7.0 million in total non-recurring revenues, as compared to $15.9 million in total non-recurring revenues for the nine months ended December 31, 2016.
Aerospace Structures cost of sales decreased by $117.4 million, or 14.3%, to $703.5 million for the nine months ended December 31, 2017, from $820.8 million for the nine months ended December 31, 2016. The cost of sales were negatively impacted by the decreased sales as noted above. The comparable gross margin for the nine months ended December 31, 2017 was 12.9% compared with 14.2% for the nine months ended December 31, 2016. The decreased gross margin for the nine months ended December 31, 2017 is due to the change in product mix.
Aerospace Structures cost of sales for the nine months ended December 31, 2017 included net favorable cumulative catch-up adjustments of $12.0 million. The cumulative catch-up adjustments to gross margin for the nine months ended December 31, 2017 included gross favorable adjustments of $65.7 million and gross unfavorable adjustments of $53.7 million. Segment cost of sales for the nine months ended December 31, 2016 included net unfavorable cumulative catch-up adjustments of $6.3 million.
Aerospace Structures operating income decreased by $34.6 million, or 59.8%, to $23.3 million for the nine months ended December 31, 2017, compared to $57.9 million for the nine months ended December 31, 2016. Operating income decreased for the nine months ended December 31, 2017, due to the decline in sales as noted above, increased net customer financing fees of $1.2 million, increased legal expenses of $1.8 million and increased amortization expense of $5.0 million due to the change in estimated useful life of certain intangible assets. The decrease in Adjusted EBITDA year over year is due to the same factors that decreased operating income.
Aerospace Structures operating income as a percentage of segment sales decreased to 2.9% for the nine months ended December 31, 2017, as compared to 6.1% for the nine months ended December 31, 2016, due to the decrease in operating income as noted above. These same factors contributed to the decreased Adjusted EBITDA margin year over year.
Precision Components: Precision Components net sales decreased by $54.7 million, or 7.4%, to $685.7 million for the nine months ended December 31, 2017, from $740.4 million for the nine months ended December 31, 2016. The decline in sales was primarily driven by production rate and step down pricing on 777 program and step down pricing on the 787 program, partially offset by increased production on the A350 program.
Precision Components cost of sales decreased by $41.7 million, or 6.5%, to $602.6 million for the nine months ended December 31, 2017, from $644.3 million for the nine months ended December 31, 2016. The cost of sales decreased due to the decline in sales as noted above. The gross margin for the nine months ended December 31, 2017 was 12.1%, compared with 13.0% for the nine months ended December 31, 2016. The gross margin declined for the nine months ended December 31, 2017, due to the decline in sales noted above.
Precision Components operating income decreased by $198.3 million, or 2,745.7%, to an operating loss of $191.1 million for the nine months ended December 31, 2017, from operating income of $7.2 million for the nine months ended December 31, 2016. The operating loss nine months ended December 31, 2017, was the result of the decreased sales, as noted above, the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

previously mentioned goodwill impairment charge of $190.2 million and by increased restructuring costs of $5.0 million. The Adjusted EBITDA decreased year over year due to the decreased sales noted above.
Precision Components operating loss as a percentage of segment sales declined to (27.9)% for the nine months ended December 31, 2017, as compared to 1.0% for the nine months ended December 31, 2016, due to the goodwill impairment noted above. The Adjusted EBITDA margin year over year was affected by the same factors that decreased the Adjusted EBITDA.

Product Support: Product Support net sales decreased by $54.5 million, or 21.2%, to $202.8 million for the nine months ended December 31, 2017, from $257.3 million for the nine months ended December 31, 2016. Organic sales increased $8.0 million, or 4.3%, due to increased demand from OEM customers. The divestiture of Engines and APU contributed $62.5 million to net sales for the nine months ended December 31, 2016.
Product Support cost of sales decreased by $37.3 million, or 20.0%, to $149.6 million for the nine months ended December 31, 2017, from $186.9 million for the nine months ended December 31, 2016. Organic cost of sales increased $10.4 million, or 7.8%. Organic cost of sales did not increase in proportion to the increase in sales due to sales mix. The divestiture of Engines and APU contributed $47.7 million in cost of sales to the nine months ended December 31, 2016. Organic gross margin for the nine months ended December 31, 2017 was 26.6% compared to 29.0% for the nine months ended December 31, 2016.
Product Support operating income decreased by $10.9 million, or 25.4%, to $32.1 million for the nine months ended December 31, 2017, from $43.0 million for the nine months ended December 31, 2016. Organic operating income decreased $0.6 million or 2.0%, due to the decreased gross profit noted above. The divestiture of Engines and APU contributed $10.3 million operating income for the nine months ended December 31, 2016. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales decreased to 15.8% for the nine months ended December 31, 2017, as compared to 16.7% for the nine months ended December 31, 2016, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2017, we used approximately $198.3 million of cash flows from operating activities, received approximately $36.5 million in investing activities and received approximately $158.2 million in financing activities.
Cash flows used in operating activities for the nine months ended December 31, 2017 were $198.3 million, compared to cash flows used in operating activities for the nine months ended December 31, 2016 of $172.7 million. During the nine months ended December 31, 2017, net cash used in operating activities was primarily due the timing of payments on accounts payable and other accrued expenses of $373.4 million driven by timing of payables to suppliers, offset by decreased receipts from customers of $321.4 million due to decreased utilization of the receivables purchase agreement and decreased sales.
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During the nine months ended December 31, 2017, inventory build for capitalized pre-production costs on new programs excluding progress payments, including the Bombardier Global 7000/8000 program and the Embraer E-Jet, were $80.6 million and $6.0 million, respectively. Additionally, the cash utilization for production inventory build, including build ahead on several programs subject to relocation, was approximately $286.9 million. Total customer advances, including unliquidated progress payments netted against inventory which are included in cash flows from operations, increased $251.1 million, primarily due to timing of receipts and resolution of open assertions.
Cash flows used in investing activities for the nine months ended December 31, 2017 increased $46.4 million from the nine months ended December 31, 2016. Cash flows used in investing activities for the nine months ended December 31, 2017, included capital expenditures of $31.9 million and proceeds from the sale of assets of $68.4 million. Cash used in investing activities for the nine months ended December 31, 2016, included capital expenditures of $33.1 million and proceeds from the sale of assets of $23.2 million.
Cash flows provided by financing activities for the nine months ended December 31, 2017 were $158.2 million, compared to cash flows used in financing activities for the nine months ended December 31, 2016 of $198.6 million. Cash flows

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

provided by financing activities for the nine months ended December 31, 2017 and 2016, respectively, included the proceeds from the issuance of our Senior Notes due 2025 of $500.0 million, offset by repayment of the 2013 Term Loan of $302.3 million, payment of financing fees $17.7 million and additional borrowings on our Credit Facility (as defined below).
As of December 31, 2017, $719.8 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On December 31, 2017, an aggregate amount of approximately $50.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be reborrowed.
At December 31, 2017, there was $109.2 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
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
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,392,497	$15,135	$135,072	$733,777	$508,513
Debt interest (2)	305,749	75,201	79,711	78,100	72,737
Operating leases	138,051	26,155	41,417	25,933	44,546
Purchase obligations	1,533,563	1,197,322	275,163	46,720	14,358
Total	$3,369,860	$1,313,813	$531,363	$884,530	$640,154

(1) Included in the Company’s balance sheet at December 31, 2017.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $11.4 million as of December 31, 2017, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
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
As of December 31, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Issuer Purchases of Equity Securities.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 10.1
Twentieth Amendment to the Recievable Purchase Agreement dated as of November 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2017).

Exhibit 10.2	Letter Agreement between the Company and Peter Wick dated January 20, 2018
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016; and (1) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	February 7, 2018
Daniel J. Crowley, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	February 7, 2018
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 7, 2018
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)