Form 10-K
period 2018-03-31
TRIUMPH GROUP INC
filed 2018-05-23
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2017, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,455 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2017. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 21, 2018 was 49,719,481.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2018 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

Products and Services
Effective January 1, 2018, the Company combined its Aerospace Structures and Precision Components reporting segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, the Company believes it will be able to leverage its combined resources to make it more cost competitive and to enhance performance. The newly formed operating segment is also a reportable segment. As a result, effective January 1, 2018, the Company has three reporting segments for financial reporting purposes - Integrated Systems, Aerospace Structures, and Product Support.
We offer a variety of products and services to the aerospace industry through three operating segments: (i) Triumph Integrated Systems, whose companies revenues are derived from the design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Triumph Aerospace Structures, whose companies supply commercial, business, regional and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (iii) Triumph Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
Integrated Systems' capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.

The products that companies within this group design, engineer, build and repair include:

Aircraft and engine-mounted accessory drives	Thermal control systems and components
Cargo hooks	High lift actuation
Cockpit control levers	Hydraulic systems and components
Control system valve bodies	Landing gear actuation systems
Electronic engine controls	Landing gear components and assemblies
Exhaust nozzles and ducting	Main engine gear box assemblies
Geared transmissions and drive train components	Main fuel pumps
Fuel-metering units	Secondary flight control systems
Vibration absorbers
Aerospace Structures' products include wings, wing boxes, fuselage panels, horizontal and vertical tails, and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Aerospace Structures capabilities also include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
The products that companies within this group design, manufacture, build and repair include:

Aircraft wings	Flight control surfaces
Composite and metal bonding	Helicopter cabins
Engine nacelles	Precision machined parts
Comprehensive processing services	Stretch-formed leading edges and fuselage skins
Empennages	Wing spars and stringers
Acoustic and thermal insulation systems	Flight control surfaces
Composite and metal bonding	Helicopter cabins
Composite ducts and floor panels	Wing spars and stringers
Product Support's extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair, metallic and composite aircraft structures, nacelles, thrust reversers, interiors, auxiliary power units and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories. Companies in Product Support repair and overhaul various components for the aviation industry including:

Air cycle machines	Blades and vanes
APUs	Cabin panes, shades, light lenses and other components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers	Fuel bladder cells

Certain financial information about our three segments is set forth in Note 2 of "Notes to Consolidated Financial Statements."
Proprietary Rights
We benefit from our proprietary rights relating to designs, engineering and manufacturing processes, and repair and overhaul procedures. For some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for the production of such specially designed products.
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
Sales, Marketing and Engineering
While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two marketing teams at the group level who are focused on cross-selling our broad capabilities. One team supports Integrated Systems and Aerospace Structures and the other team supports Product Support. These teams are responsible for selling systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. In certain limited cases, we use independent, commission-based representatives to serve our customers' changing needs and the current trends in some of the markets and geographic regions in which we operate.
The two group-level marketing teams operate as the front-end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own technical support, pricing, manufacturing and product support. Also, within the Product Support, we have created a group engineering function to provide integrated solutions to meet our customer needs by designing systems that integrate the capabilities of our companies. Also, we are increasingly meeting our customers' needs by designing systems that integrate the extended capabilities of our companies.
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

As of March 31, 2018, we had outstanding purchase orders representing an aggregate invoice price of approximately $4.50 billion, of which $1.34 billion, $3.13 billion and $27 million relate to Integrated Systems, Aerospace Structures and Product Support, respectively. As of March 31, 2017, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $3.98 billion, of which $1.08 billion, $2.86 billion and $33 million related to Integrated Systems, Aerospace Structures and Product Support, respectively. Of the existing backlog of $4.50 billion, approximately $1.85 billion will not be shipped by March 31, 2019.
Dependence on Significant Customers
For the fiscal years ended March 31, 2018, 2017 and 2016, the Boeing Company ("Boeing") represented approximately 31%, 35% and 38%, respectively, of our net sales, covering virtually every Boeing plant and product.
For the fiscal years ended March 31, 2018, 2017 and 2016, Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 13%, 12% and 12%, respectively, of our net sales, covering several of Gulfstream's products.
A significant reduction in sales to Boeing and/or Gulfstream would have a material adverse impact on our financial position, results of operations and cash flows.
United States and International Operations
Our revenues from customers in the United States for the fiscal years ended March 31, 2018, 2017 and 2016, were approximately $2,440 million, $2,764 million and $3,088 million, respectively. Our revenues from customers in all other countries for the fiscal years ended March 31, 2018, 2017 and 2016, were approximately $759 million, $769 million and $798 million, respectively.
As of March 31, 2018 and 2017, our long-lived assets located in the United States were approximately $1,661 million and $2,326 million, respectively. As of March 31, 2018 and 2017, our long-lived assets located in all other countries were approximately $223 million and $315 million, respectively.
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
Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have: OEMs, major commercial airlines, government support depots, and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.
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
The license approval processes for the European Aviation Safety Agency ("EASA"), which regulates this industry in the European Union; the Civil Aviation Administration of China; and other comparable foreign regulatory authorities are similarly stringent, involving potentially lengthy audits. EASA was formed in 2002 and is handling most of the responsibilities of the national aviation authorities in Europe, such as the United Kingdom Civil Aviation Authority.
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
Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation for potential environmental contamination. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for certain material liabilities associated with the clean-up of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.
Employees
As of March 31, 2018, we employed 13,554 persons, of whom 3,446 were management employees, 93 were sales and marketing personnel, 747 were technical personnel, 607 were administrative personnel and 8,661 were production workers. Our segments were composed of the following employees: Integrated Systems - 2,803 persons, Aerospace Structures - 9,515 persons, Product Support - 1,062 persons, and Corporate - 174 persons.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 2,293 full-time employees. Currently, approximately 17% of our permanent employees are represented by labor unions and approximately 49% of net sales are derived from the facilities at which at least some employees are unionized. Of the 2,293 employees represented by unions, no employees are working under contracts that have expired or will expire within one year.
During the fiscal year ended March 31, 2017, we settled a strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter, resulting in a charge of $15.7 million due to disruption costs.

During the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 848 at its Red Oak, Texas facility.
Subsequent to the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 952 at its Tulsa, Oklahoma facility.
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
Research and Development Expenses
Certain information about our research and development expenses for the fiscal years ended March 31, 2018, 2017 and 2016, is available in Note 2 of "Notes to Consolidated Financial Statements."

Executive Officers

Our current executive officers are:
Name	Age	Position
Daniel J. Crowley	55	President and Chief Executive Officer and Director
James F. McCabe, Jr.	55	Senior Vice President, Chief Financial Officer
John B. Wright, II	64	Senior Vice President, General Counsel and Secretary
Lance R. Turner	47	Senior Vice President, Chief Human Resources Officer
Thomas A. Quigley, III	41	Vice President and Controller
Thomas K. Holzthum	61	Executive Vice President, Integrated Systems
Peter K.A. Wick	47	Executive Vice President, Aerospace Structures
Michael R. Abram	65	Executive Vice President, Product Support

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
Lance R. Turner was appointed Senior Vice President and Chief Human Resources Officer in September 2017. From 2013 until 2017, Mr. Turner served as Vice President of Human Resources for CenturyLink, Inc. and Senior Director of Human Resources for Honeywell from 2000 until 2013.
Thomas A. Quigley, III has been our Vice President and Controller since November 2012, and serves as the Company's principal accounting officer. Mr. Quigley has served as the Company's SEC Reporting Manager since January 2009. From June 2002 until joining Triumph in 2009, Mr. Quigley held various roles within the audit practice of KPMG LLP, including Senior Audit Manager.
Thomas K. Holzthum was appointed Executive Vice President, Integrated Systems in April 2016. Prior to that, Mr. Holzthum served as Corporate Vice President-Systems beginning in October 2013 with responsibility for eight Triumph Group companies in Integrated Systems. Mr. Holzthum previously served as President of Triumph Actuation Systems-Connecticut from 2001 to 2013. Mr. Holtzhum joined Triumph in 1998 with the acquisition of Frisby Aerospace, where he held the position of Group Director, Hydraulics.
Peter K.A. Wick was appointed Executive Vice President, Aerospace Structures in December 2017. He previously served as Executive Vice President, Triumph Precision Components and, prior to that, served as Vice President, Contracts for Triumph Group overseeing all contract-related activities and lead negotiations for major contracts with a primary focus on supply contracts to OEM customers. Prior to joining Triumph in October 2016, Mr. Wick spent eight years with GKN Aerospace holding a range of leadership positions, the last of which was VP Commercial for their North American business. Mr. Wick has in excess of 25 years of experience working in the aerospace industry across the commercial and military aviation, space and avionics sectors.
Michael R. Abram was appointed Executive Vice President, Product Support in April 2016. Since joining Triumph in 2003 as Vice President of Operations for Triumph Airborne Structures, Mr. Abram has served as Vice President of Triumph Product Support, North America and, most recently, Vice President-Aftermarket Services Group, where he was responsible for the company’s maintenance, repair and overhaul ("MRO") activities supporting commercial, regional, business and military aircraft worldwide. Before joining Triumph, he was Vice President of Operations for NORDAM Repair Division.
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
We derive a significant portion of our revenue from the U.S. government, primarily from defense related programs with the U.S. DoD. Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.
In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. The Budget Control Act of 2011 established limits on U.S. government discretionary spending, including a reduction of defense spending between the 2012 and 2021 U.S. government fiscal years. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be subject to pressure.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for major military programs in fiscal year 2018, such as CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, Northrop Grumman Global Hawk and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2019 and beyond will affect these programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and we may incur additional cost to comply with such demands.
Cybersecurity threats are evolving and include, but are not limited to, malicious software; attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, subcontractors, and joint venture partners; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.
Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results and financial condition.

Our substantial debt could adversely affect our financial condition and our ability to operate and grow our business. The terms of our indentures governing our Senior Notes and Revolving Credit Facility impose significant operating and financial restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities and additional financing may not be available on terms acceptable to us.
The terms of our indentures governing our Senior Notes, Revolving Credit Facility and Securitization Facility (each as defined in Note 10 of the “Notes to the Consolidated Financial Statements”) impose significant operating and financial restrictions on us, which limit our ability to incur liens, sell assets and enter into certain transactions, among other things.  In addition, our debt instruments require us to maintain compliance with financial covenants.
We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and /or amend the covenants. Failure to maintain compliance with these covenants could have a material adverse effect on our operations.
We may periodically need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
The profitability of certain development programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
For certain of our new development programs, we regularly commence work or incorporate customer-requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs or a lower than expected profit margin and could have a material adverse effect on our results of operations. In addition, negotiations over our claims may lead to disputes with our customers that would result in litigation and its associated costs and risks of damages, penalties and injunctive relief, any of which could have a material, adverse effect on our business and results of operations.
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
Boeing, or Boeing Commercial, Military and Space, represented approximately 31% of our net sales for the fiscal year ended March 31, 2018, covering virtually every Boeing plant and product. Gulfstream represented approximately 13% of our net sales for the fiscal year ended March 31, 2018, covering several Gulfstream plants and products. As a result, a significant reduction in purchases by Boeing and/or Gulfstream could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, some of our individual companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.
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
We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts are subject to a number of risks, including:

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
Our business, operations and facilities are subject to numerous stringent federal, state, local, and foreign environmental laws and regulations, and we are subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. In addition, we could be affected by future laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as "green initiatives." Compliance with current and future environmental laws and regulations currently requires and is expected to continue to require significant operating and capital costs.
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
As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in Canada, China, France, Germany, Ireland, Mexico, Thailand and the United Kingdom, and customers throughout the world, we will be subject to the legal, political, social and regulatory requirements, and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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
We have historically had a strategy to grow, in part, through the acquisition of additional businesses in the aerospace industry and are continuously evaluating various acquisition opportunities, including those outside the United States and those that may have a material impact on our business. Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the risk of diverting the attention of senior management from our existing operations, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, successfully integrate these acquired businesses.
Due to the size and long-term nature of many of our contracts, we are required by GAAP to estimate sales and expenses relating to these contracts in our financial statements, which may cause actual results to differ materially from those estimated under different assumptions or conditions.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). These principles require our management to make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses during the reporting period. Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.
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
At March 31, 2018, we employed 13,554 people, of which 16.9% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, during the quarter ended June 30, 2016, we settled a strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter. While we were in negotiations with the workforce, we were able to implement plans that allowed us to continue production in Spokane with the support from our other locations. If we are unable to negotiate a contract with those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
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
Our benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in other alternative investments. The current market values of all of these investments, as well as the related benefit plan liabilities are impacted by the movements and volatility in the financial markets. In accordance with the Compensation—Retirement Benefits topic of the Accounting Standards Codification ("ASC"), we have recognized the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on our balance sheet, and will recognize changes in that funded status in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation. A decrease in the fair value of these plan assets or a decrease in interest rates resulting from movements in the financial markets will increase the underfunded status of the plans recorded on our Consolidated Balance Sheets and result in additional cash funding requirements to meet the minimum required funding levels.
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
The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2018, our segments owned or leased the following facilities with the following square footage:

(Square feet in thousands)	Owned	Leased	Total
Integrated Systems	1,075	748	1,823
Aerospace Structures	5,139	5,632	10,771
Product Support	562	488	1,050
Corporate	—	22	22
Total	6,776	6,890	13,666
At March 31, 2018, our segments occupied 7.3 million square feet of floor space at the following major locations:

•	Integrated Systems: West Hartford, Connecticut; and Park City, Utah

•	Aerospace Structures: Milledgeville, Georgia; Nashville, Tennessee; Hawthorne, California; Red Oak, Texas; Grand Prairie, Texas; and Stuart, Florida

•	Product Support: Hot Springs, Arkansas
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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

Range of Market Price
Our common stock is traded on the New York Stock Exchange under the symbol "TGI." The following table sets forth the range of high and low prices for our common stock for the periods indicated:

	High	Low
Fiscal 2017
1st Quarter	$40.09	$29.97
2nd Quarter	39.88	26.31
3rd Quarter	31.00	22.40
4th Quarter	29.00	23.00
Fiscal 2018
1st Quarter	$34.80	$19.65
2nd Quarter	34.50	24.45
3rd Quarter	34.58	26.15
4th Quarter	30.05	23.95

On May 21, 2018, the reported closing price for our common stock was $25.10. As of May 21, 2018, there were approximately 102 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 30,000 persons.
Dividend Policy
During fiscal 2018 and 2017, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. The Company will likely have an accumulated deficit in the first quarter of Fiscal 2019, which would limit or restrict our ability to pay dividends.
Repurchases of Stock
In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. During the fiscal years ended March 31, 2018, 2017 and 2016, we did not repurchase any shares. During the fiscal years ended March 31, 2015 and 2014, we repurchased 2,923,011 and 300,000 shares, respectively, for a purchase price of $184.4 million and $19.1 million, respectively. From the inception of the program through March 31, 2013, we repurchased 499,200 shares (prior to fiscal 2012 stock split) for a purchase price of $19.2 million. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As a result, as of May 22, 2018, the Company remains able to purchase an additional 2,277,789 shares.

Equity Compensation Plan Information
The information required regarding equity compensation plan information will be included in our Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be held on July 7, 2018, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2012, and its relative performance is tracked through March 31, 2018.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes
And The S&P Aerospace & Defense Index
* $100 invested on March 31, 2013, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31
	2013	2014	2015	2016	2017	2018
Triumph Group, Inc.	100.00	82.45	76.43	40.44	33.25	32.72
Russell 1000	100.00	122.41	138.00	138.69	162.87	185.63
Russell 2000	100.00	124.90	135.15	121.96	153.94	172.09
S&P Aerospace & Defense	100.00	143.22	163.53	165.13	210.04	298.34

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Fiscal Year Ended March 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,198,951	$3,532,799	$3,886,072	$3,888,722	$3,763,254
Cost of sales	2,533,153	2,689,818	3,597,299	3,141,453	2,911,802
	665,798	842,981	288,773	747,269	851,452
Selling, general and administrative expense	289,521	281,547	287,349	285,773	254,715
Depreciation and amortization	158,368	176,946	177,755	158,323	164,277
Impairment of intangible assets	535,227	266,298	874,361	—	—
Restructuring	40,069	42,177	36,182	3,193	31,290
Loss on divestitures	30,741	19,124	—	—	—
Curtailments, settlements and early retirement incentives	(25,722)	—	(1,244)	—	1,166
Loss (gain) on legal settlement, net	—	—	5,476	(134,693)	—
Operating (loss) income	(362,406)	56,889	(1,091,106)	434,673	400,004
Interest expense and other	99,442	80,501	68,041	85,379	87,771
(Loss) income from continuing operations, before income taxes	(461,848)	(23,612)	(1,159,147)	349,294	312,233
Income tax (benefit) expense	(36,457)	19,340	(111,187)	110,597	105,977
Net (loss) income	$(425,391)	$(42,952)	$(1,047,960)	$238,697	$206,256
Earnings per share:
(Loss) income from continuing operations:
Basic	$(8.60)	$(0.87)	$(21.29)	$4.70	$3.99
Diluted(6)	$(8.60)	$(0.87)	$(21.29)	$4.68	$3.91
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
Shares used in computing earnings per share:
Basic	49,442	49,303	49,218	50,796	51,711
Diluted(6)	49,442	49,303	49,218	51,005	52,787

	As of March 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(in thousands)
Balance Sheet Data:
Working capital	$930,486	$438,659	$606,767	$1,023,144	$1,141,741
Total assets	3,807,064	4,414,600	4,835,093	5,956,325	5,553,386
Long-term debt, including current portion	1,438,284	1,196,300	1,417,320	1,368,600	1,550,383
Total stockholders' equity	$450,534	$846,473	$934,944	$2,135,784	$2,283,911

(1)	Includes the divestitures of Triumph Processing- Embee Division (September 2017) and Triumph Structures- Long Island (March 2018). See Notes to the Consolidated Financial Statements.

(2)
Includes the divestitures of Triumph Aerospace Systems-Newport News, Inc. (September 2016) and Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe (December 2016). See Notes to the Consolidated Financial Statements.

(3)
Includes the acquisition of Fairchild Controls Corporation (October 2015) from the date of acquisition, forward losses on the Bombardier and 747-8 programs of $561,158 (March 2016). See Notes to the Consolidated Financial Statements.

(4)
Includes the acquisitions of Spirit AeroSystems Holdings, Inc. - Gulfstream G650 and G280 Wings Programs and forward losses on the 747-8 program of $151,992 (December 2014), North American Aircraft Services, Inc. (October 2014) and GE Aviation - Hydraulic Actuation (June 2014) from the date of each respective acquisition.

(5)
Includes the acquisitions of Insulfab Product Line (Chase Corporation) (October 2013), General Donlee Canada, Inc. (October 2013) and Primus Composites (May 2013) from the date of each respective acquisition. Includes the divestitures of Triumph Aerospace Systems - Wichita (January 2014) and Triumph Instruments (April 2013) from the date of respective divestiture.

(6)	Diluted earnings per share for the fiscal years ended March 31, 2015 and 2014, included 40,177, and 811,083 shares, respectively, related to the dilutive effects of the Company's Convertible Notes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere herein.

OVERVIEW

Effective January 1, 2018, we combined our Aerospace Structures and Precision Components operating segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, we are able to leverage their combined resources to make it more cost competitive and enhance performance. The newly formed operating segment is also a reportable segment. As a result, effective January 1, 2018, we have three reporting segments for financial reporting purposes - Integrated Systems, Product Support and Aerospace Structures.
We are a major supplier to the aerospace industry and have three operating segments: (i) Integrated Systems, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Aerospace Structures, whose companies supply commercial, business, regional and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (ii) Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
In May 2018, the Company entered into a definitive agreement to divest Triumph Structures - Los Angles, Inc. ("TSLA") and Triumph Processing, Inc. ("TPI"). The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2019. The operating results for TSLA and TPI were included in Aerospace Structures for the fiscal year ended March 31, 2018.
In March 2018, the Company sold all of the shares of Triumph Structures Long Island, LLC ("TS-LI") for total cash proceeds of $9.5 million. As a result of the sale of TS-LI, the Company recognized a loss of $10.4 million which is presented on the accompanying Consolidated Statements of Operations as "Loss on divestiture." The operating results of TS-LI were included in Aerospace Structures through the date of disposal.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $65.0 million. As a result of the sale of Embee, the Company recognized a loss of $17.9 million, which is included in Corporate. The operating results of Embee were included in Integrated Systems through the date of disposal.
Significant financial results for the fiscal year ended March 31, 2018, include:

•	Net sales for fiscal 2018 decreased 9.4% to $3.20 billion, including a 6.3% decrease in organic sales.

•	Operating loss for fiscal 2018 was $362.4 million.

•
Included in operating loss for fiscal 2018 was non-cash impairment charges of $535.2 million related to goodwill associated with the Aerospace Structures reporting unit and restructuring charges of $43.1 million.

•	Net loss for fiscal 2018 was $425.4 million.

•	Backlog increased 13.0% over the prior year to $4.50 billion.
For the fiscal year ended March 31, 2018, net sales totaled $3.20 billion, a 9.4% decrease from fiscal year 2017 net sales of $3.53 billion. The net loss for fiscal year 2018 increased 890.4% to $425.4 million, or $8.60 per diluted common share, versus the net loss of $43.0 million, or $0.87 per diluted common share, for fiscal year 2017.
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2018, we used $288.9 million of cash flows from operating activities, received $38.2 million from investing activities and received $213.6 million from financing activities. Cash flows from operating activities in fiscal year 2017 were $281.5 million.
The Company has committed to several plans that incorporate the restructuring of certain its businesses as well as the consolidation of certain of its facilities. The Company expects to reduce its footprint by approximately 4.3 million square feet and to reduce head count by 2,500 employees, approximately 1,000 of which have exited as of March 31, 20188. Over the course of these cost-reducing programs (which were initiated in fiscal 2016), the Company estimates that it will record aggregate related pre-tax charges of $195.0 million to $210.0 million, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the fiscal years ended fiscal years ended March 31, 2018, 2017 and 2016, the Company recorded charges of $43.1 million, $53.0 million and $81.0 million, respectively, related to these programs.
Our 2016 and 2017 restructuring plans and related activities are anticipated to generate annualized savings of approximately $300 million per year on a consolidated basis by fiscal year 2019 from facility consolidations, headcount reductions, operational efficiencies, and supply chain optimization. These anticipated savings are expected to come from our reportable segments approximately as follows: Integrated Systems - 23%; Aerospace Structures - 72% and Product Support - 5%. A significant portion of the anticipated savings are expected to be reinvested in business development, research and development and capital improvements to help drive organic growth. Through March 31, 2018, the Company is on target for its consolidated anticipated savings goals; however, the nature of those savings has shifted over time to be more weighted toward our supply chain optimization and operational efficiencies than previously anticipated, offset by reduced expectations associated with the facility consolidations and headcount reductions.
We are currently performing work on several new programs, which are in various stages of development. Several of the these programs have entered flight testing, including the Bombardier Global 7000/8000 ("Global 7000/8000") and Embraer second generation E-Jet ("E2-Jets") and we expect to deliver revenue generating production units for these programs in calendar year 2018. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. Accordingly, we anticipate that each of these programs will begin generating full-rate production level revenues between fiscal 2019 and fiscal 2021. We are still in the early development stages for the Gulfstream G500/G600 programs, as these aircraft are not expected to enter service until fiscal 2019. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.
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
The provision for forward losses on the Global 7000/8000 program resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated nonrecurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers. The program has continued to incur costs since March 2016 in support of development and transition to production.
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
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000 business aircraft. The settlement reset the commercial relationship between the companies and allowed each company to better achieve its business objectives going forward.

 Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
 Under our contract with Embraer, we have the exclusive right to design, develop and manufacture the center fuselage section III, rear fuselage section and various tail section components (rudder and elevator) for the E2-Jets over the initial 600 ship sets. The contract provides for funding on a fixed amount of nonrecurring costs, which will be paid over a specified number of production units. Higher than expected spending on the E2-Jets program has resulted in a near breakeven estimated profit margin percentage, with additional potential future cost pressures as well as opportunities for improved performance. Risks related to additional engineering as well as the recurring cost profile remain as this program completes flight testing. During the fiscal year ended March 31, 2018, the Company reached an agreement with AeroSpace Technologies of Korea Inc. (ASTK) to optimize the supply chain under our portion of the E2 program. Under this agreement, ASTK will build and transport fuselage shipsets to Embraer and establish a facility in Brazil to manage stock and repairs locally. The Company maintains its role as the supply chain integrator on the program.
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
Subsequent to March 31, 2018, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope. The G650 wing box and wing completion work, which are now co-produced across three facilities at both companies, are planned for consolidation into Gulfstream’s structures center of excellence in Savannah. The Company will maintain its role as the supply chain integrator on the program.
Consistent with the Company's policy described in Note 2, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. The Company performed an interim assessment of the fair value of its goodwill due to the Company's decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment as noted above. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a "before and after" test of the reporting units (see Note 1). Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with the Company's policy, it performed the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units the Company concluded that the former Precision Components' reporting unit had a fair value that was lower than its carrying value by an amount of $190.2 million. Accordingly, the Company recorded a non-cash impairment charge during the fiscal quarter ended December 31, 2017, of $190.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets”. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.

The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structures' goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, the Company recorded a non-cash impairment charge during the fiscal quarter ended March 31, 2018, of $345.0 million, which is presented on the Consolidated Statements of Operations as "Impairment of intangible assets” for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels).
In the fourth quarter of the fiscal year ended March 31, 2017, we concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. We recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2017, of $266.3 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets.”
In the fourth quarter of the fiscal year ended March 31, 2016, we concluded that the goodwill of our Aerospace Structures reporting unit was impaired as of the annual testing date. We concluded that the goodwill had an implied fair value of $822.8 million (Level 3) compared to a carrying value of $1.42 billion. We recorded a non-cash impairment charge during the fourth quarter of fiscal 2016 of $597.6 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets."
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
During the quarter ended June 30, 2016, we settled a strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter, resulting in a charge of $15.7 million due to disruption costs. During the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 848 at its Red Oak, Texas facility.
Subsequent to the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 952 at its Tulsa, Oklahoma facility.
As of March 31, 2018, none of the Company's collectively bargained workforce are working under contracts that are expired or will expire within one year. Upon the expiration of a contract, we may become unable to negotiate a contract with a workforce, therefore our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
In February 2017, the Company sold Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60.4 million. As a result, the Company recognized a loss of $14.3 million on the sale which is presented on the accompanying Consolidated Statements of Operations as "Loss on divestitures" and is included in Corporate. The transaction closed during the quarter ended June 30, 2017. The operating results of Engines and APU were included in Product Support through the date of disposal. An option to purchase the repair part line from Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17.8 million. This transaction is expected to close in the first half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale in the accompanying Consolidated Balance Sheets.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News") for total cash proceeds of $9.0 million. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4.9 million on the sale which is presented on the accompanying Consolidated Statements of Operations as "Loss on divestitures" and is included in Corporate. The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
On May 10, 2018, the Company issued a press release summarizing its results for the fourth quarter and fiscal year ended March 31, 2018. These unaudited results included a net loss for the fiscal year of ($419.4) million, or ($8.48) per share. As part of the preparation of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the Company recorded additional deferred tax valuation allowance related to changes in estimates from the impact of income tax reform. Accordingly, the net loss for the fiscal year was adjusted to ($425.4) million, or ($8.60) per share.

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. In accordance with the SEC guidance and the SEC's Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public filings and press releases. Currently, the non-GAAP financial measure that we disclose is Adjusted EBITDA, which is our (loss) income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, curtailments, settlements and early retirement incentives and depreciation and amortization. We disclose Adjusted EBITDA on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
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
The following table shows our Adjusted EBITDA reconciled to our (loss) income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2018	2017	2016
Net Loss	$(425,391)	$(42,952)	$(1,047,960)
Loss on divestitures	30,741	19,124	—
Curtailments, settlements and early retirement incentives	(25,722)	—	(1,244)
Legal settlement charge (gain), net of expenses	—	—	5,476
Amortization of acquired contract liabilities	(125,148)	(121,004)	(132,363)
Depreciation and amortization *	693,595	443,244	1,052,116
Interest expense and other	99,442	80,501	68,041
Income tax expense (benefit)	(36,457)	19,340	(111,187)
Adjusted EBITDA	$211,060	$398,253	$(167,121)
* - Includes Impairment charges related to intangible assets

The following tables show our Adjusted EBITDA by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Fiscal year ended March 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(362,406)	$187,205	$(492,457)	$45,702	$(102,856)
Loss on divestitures	30,741	—	—	—	30,741
Curtailments, settlements and early retirement incentives	(25,722)	—	—	—	(25,722)
Amortization of acquired contract liabilities	(125,148)	(38,293)	(86,855)	—	—
Depreciation and amortization *	693,595	35,986	649,013	6,744	1,852
Adjusted EBITDA	$211,060	$184,898	$69,701	$52,446	$(95,985)
* - Includes Impairment charges related to intangible assets.

	Fiscal year ended March 31, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$56,889	$201,294	$(90,489)	$55,801	$(109,717)
Loss on divestitures	19,124	—	—	—	19,124
Amortization of acquired contract liabilities	(121,004)	(36,760)	(84,244)	—	—
Depreciation and amortization *	443,244	40,332	392,414	9,037	1,461
Adjusted EBITDA	$398,253	$204,866	$217,681	$64,838	$(89,132)
* - Includes Impairment charges related to intangible assets.

	Fiscal year ended March 31, 2016
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(1,091,106)	$220,649	$(1,278,906)	$24,977	$(57,826)
Legal settlement gain, net	5,476	(8,494)	12,070	1,900	—
Curtailments, settlements and early retirement incentives	(1,244)	—	—	—	(1,244)
Amortization of acquired contract liabilities	(132,363)	(41,585)	(90,778)	—	—
Depreciation and amortization *	1,052,116	42,486	996,979	11,009	1,642
Adjusted EBITDA	$(167,121)	$213,056	$(360,635)	$37,886	$(57,428)
* - Includes Impairment charges related to intangible assets.

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017

	Year Ended March 31,
	2018	2017
	(in thousands)
Net sales	$3,198,951	$3,532,799
Segment operating (loss) income	$(259,550)	$166,606
Corporate expense	(102,856)	(109,717)
Total operating (loss) income	(362,406)	56,889
Interest expense and other	99,442	80,501
Income tax (benefit) expense	(36,457)	19,340
Net loss	$(425,391)	$(42,952)

Net sales decreased by $333.8 million, or 9.4%, to $3.2 billion for the fiscal year ended March 31, 2018, from $3.5 billion for the fiscal year ended March 31, 2017. Organic sales adjusted for inter-segment sales decreased $218.4 million, or 6.4%. The divestitures of TAS-Newport News and Engines and APU contributed $110.5 million to the net sales decrease as compared to the prior fiscal year. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs, along with the timing of deliveries on certain programs. These factors were partially offset by increased production on the 767/Tanker program.
Cost of sales decreased by $156.7 million, or 5.8%, to $2.5 billion for the fiscal year ended March 31, 2018, from $2.7 billion for the fiscal year ended March 31, 2017. Organic cost of sales adjusted for inter-segment sales decreased $69.4 million or 2.7%. The divestitures of TAS-Newport News, Embee and Engines and APU contributed $80.7 million to the cost of sales decrease as compared to the prior fiscal year. Organic gross margin for the fiscal year ended March 31, 2018, was 20.6% compared with 23.7% for the fiscal year ended March 31, 2017. The gross margin for the fiscal year ended March 31, 2018, decreased compared to the comparable prior year period due to the completion of certain Boeing and Gulfstream programs as noted above.
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $19.7 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $85.8 million and gross unfavorable adjustments of $66.2 million. Gross margins for fiscal 2017 included net favorable cumulative catch-up adjustments of $57.2 million, of which $131.4 million was related to the reduction of the previously recorded forward losses on the 747-8 program, partially offset by the correction of an immaterial error of $12.7 million.
Segment operating income decreased by $426.2 million, or 255.8%, to an operating loss of $259.6 million for the fiscal year ended March 31, 2018, from $166.6 million of operating income for the fiscal year ended March 31, 2017. Organic operating income decreased $409.4 million or 275.5%. The divestitures of TAS-Newport News and Engines and APU contributed $16.7 million to the operating income decrease compared to the prior fiscal year. Organic operating income decreased for the fiscal year ended March 31, 2018, due to the decline in organic gross margin noted above and the previously mentioned goodwill impairment charge of $535.2 million.
Corporate operations incurred expenses of $102.9 million for the fiscal year ended March 31, 2018, as compared to $109.7 million for the fiscal year ended March 31, 2017. The corporate expenses included decreased consulting expense of $5.2 million, IT services of $3.1 million, restructuring of $3.0 million, offset by increased loss on divestitures of $11.6 million.
Interest expense and other increased by $18.9 million, or 23.5%, to $99.4 million for the fiscal year ended March 31, 2018, compared to $80.5 million, due to higher interest rates, the impairment of deferred financing fees due to the amendment to the Credit Facility and the extinguishment of the Term Loan of approximately $5.2 million and the unfavorable net change in foreign exchange rate gain/loss of approximately $7.6 million compared to the prior year period.
The income tax benefit was $36.5 million for the fiscal year ended March 31, 2018, reflecting an effective tax rate of 7.9%. The rate reflects an adjustment associated with the impairment charge recognized related to Aerospace Structures which was not deductible for tax purposes. During the fiscal year ended March 31, 2018, the Company increased the valuation allowance against certain of its net deferred tax assets resulting in additional taxes of $15.6 million. The increase resulted from the net deferred tax assets generated from the current year temporary differences, the Tax Cuts and Job Act, and increase valuation allowance on certain foreign deferred tax assets.

As of March 31, 2018, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.
Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016

	Year Ended March 31,
	2017	2016
	(in thousands)
Net sales	$3,532,799	$3,886,072
Segment operating income (loss)	$166,606	$(1,033,280)
Corporate expenses	(109,717)	(57,826)
Total operating income (loss)	56,889	(1,091,106)
Interest expense and other	80,501	68,041
Income tax expense (benefit)	19,340	(111,187)
Net loss	$(42,952)	$(1,047,960)

Net sales decreased by $353.3 million, or 9.1%, to $3.5 billion for the fiscal year ended March 31, 2017, from $3.9 billion for the fiscal year ended March 31, 2016. Organic sales adjusted for inter-segment sales decreased $359.9 million, or 8.9%. The acquisition of Fairchild offset by the divestitures of TAS-Newport News and Engines and APU contributed $6.6 million to net sales. Organic sales decreased due to production rate reductions by our customers on the 747-8, Gulfstream G450/G550, C-17 and A330 programs.
Cost of sales decreased by $907.5 million, or 25.2%, to $2.7 billion or the fiscal year ended March 31, 2017, from $3.6 billion for the fiscal year ended March 31, 2016. Organic cost of sales decreased $916.6 million or 25.0%. The acquisition of Fairchild offset by the divestitures of TAS-Newport News and Engines and APU contributed $9.1 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2017, was 23.0% compared with 6.5% for the fiscal year ended March 31, 2016. The gross margin for the fiscal year ended March 31, 2017, increased in part due to the aforementioned settlement with Boeing, compared to the prior year which was impacted by provisions for forward losses of $561.2 million on the Bombardier and 747-8 programs.
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
Interest expense and other increased by $12.5 million, or 18.3%, to $80.5 million for the fiscal year ended March 31, 2017, compared to $68.0 million for the prior year due to increased average debt levels and higher interest rates.
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
Business Segment Performance
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures, and Product Support. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
The results of operations among our reportable segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems, and Aerospace Structures segments.
Integrated Systems consists of the Company’s operations that provides integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners, and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
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

	Year Ended March 31,
	2018	2017	2016
Integrated Systems
Commercial aerospace	16.6%	15.1%	13.8%
Military	10.6	10.2	10.3
Business Jets	1.7	1.7	1.8
Regional	1.0	1.0	0.9
Non-aviation	0.8	1.0	1.0
Total Integrated Systems net sales	30.7%	29.0%	27.8%
Aerospace Structures
Commercial aerospace	33.9%	34.6%	36.2%
Military	8.6	10.2	10.6
Business Jets	16.8	15.6	16.6
Regional	0.7	0.5	0.4
Non-aviation	0.7	0.4	0.4
Total Aerospace Structures net sales	60.7%	61.3%	64.2%
Product Support
Commercial aerospace	7.2%	7.5%	6.1%
Military	0.9	1.5	1.4
Regional	0.5	0.7	0.5
Non-aviation	—	—	—
Total Product Support net sales	8.6%	9.7%	8.0%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for Integrated Systems and Aerospace Structures due to the 737, 777 and 787 programs. We have experienced a decline in the commercial aerospace end market for Aerospace Structures due to lower production rates of the 747-8 and a decrease in our military end market due to the wind-down of the C-17 program.

Business Segment Performance—Fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017

	Year Ended March 31,		% Change	% of Total Sales
	2018	2017		2018	2017
	(in thousands)
NET SALES
Integrated Systems	$986,351	$1,040,805	(5.2)%	30.8%	29.5%
Aerospace Structures	1,954,729	2,172,768	(10.0)%	61.1%	61.5%
Product Support	281,913	338,325	(16.7)%	8.8%	9.6%
Elimination of inter-segment sales	(24,042)	(19,099)	25.9%	(0.7)%	(0.6)%
Total net sales	3,198,951	3,532,799	(9.4)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Integrated Systems	$187,205	$201,294	(7.0)%	19.0%	19.3%
Aerospace Structures	(492,457)	(90,489)	(444.2)%	(25.2)%	(4.2)%
Product Support	45,702	55,801	(18.1)%	16.2%	16.5%
Corporate	(102,856)	(109,717)	6.3%	n/a	n/a
Total segment operating (loss) income	(362,406)	56,889	737.0%	(11.3)%	1.6%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
Adjusted EBITDA
Integrated Systems	$184,898	$204,866	(9.7)%	18.7%	19.7%
Aerospace Structures	69,701	217,681	68.0%	3.6%	10.0%
Product Support	52,446	64,838	(19.1)%	18.6%	19.2%
Corporate	(95,985)	(89,132)	(7.7)%	n/a	n/a
	$211,060	$398,253	47.0%	6.6%	11.3%

Integrated Systems:    Integrated Systems net sales decreased by $54.5 million, or 5.2%, to $986.4 million for the fiscal year ended March 31, 2018, from $1.04 billion for the fiscal year ended March 31, 2017. Organic sales decreased by $21.6 million, or 2.2%. The divestitures of TAS-Newport News and Embee contributed $32.9 million in sales. Organic sales declined primarily due to rate reductions on A380 and 777 programs and timing of deliveries on other key commercial and military programs, partially offset by increased sales on 737 program.
Integrated Systems cost of sales decreased by $31.7 million, or 4.6%, to $657.0 million for the fiscal year ended March 31, 2018, from $688.7 million for the fiscal year ended March 31, 2017. Organic cost of sales decreased by $10.3 million, or 1.6%, while the divestitures of TAS-Newport News and Embee contributed $21.4 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2018, was 33.5% compared with 33.9% for the fiscal year ended March 31, 2017.
Integrated Systems operating income decreased by $14.1 million, or 7.0%, to $187.2 million for the fiscal year ended March 31, 2018, from $201.3 million for the fiscal year ended March 31, 2017. Organic operating income decreased $10.2 million, or 5.2%, while the divestitures of TAS-Newport News and Embee contributed $3.9 million to operating income.

Organic operating income decreased due to the decreased sales noted above. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Integrated Systems operating income as a percentage of segment sales decreased to 19.0% for the fiscal year ended March 31, 2018, as compared with 19.3% for the fiscal year ended March 31, 2017.
Aerospace Structures:    Aerospace Structures net sales decreased by $218.0 million, or 10.0%, to $2.0 billion for the fiscal year ended March 31, 2018, from $2.2 billion for the fiscal year ended March 31, 2017. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs and partially offset by rate increases on 767/Tanker and Global Hawk/Triton programs.
Aerospace Structures cost of sales decreased by $81.5 million, or 4.6%, to $1.69 billion for the fiscal year ended March 31, 2018, from $1.77 billion for the fiscal year ended March 31, 2017. The cost of sales were negatively impacted by the decreased sales as noted above.
Gross margin for the fiscal year ended March 31, 2018, was 13.4% compared with 18.3% for the fiscal year ended March 31, 2017. The decreased gross margin is due to change in product mix. The gross margin included net favorable cumulative catch-up adjustments of $19.7 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $85.8 million and gross unfavorable adjustments of $66.2 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2016, was $57.2 million.
Aerospace Structures operating loss increased by $402.0 million, or 444.2%, to $492.5 million for the fiscal year ended March 31, 2018, from a loss of $90.5 million for the fiscal year ended March 31, 2017. The increased operating loss for the fiscal year ended is due to the aforementioned goodwill impairment charge of $535.2 million. The Adjusted EBITDA decreased for the fiscal year ended March 31, 2018, due to the decreased sales noted above.
Aerospace Structures operating loss as a percentage of segment sales increased to 25.2% for the fiscal year ended March 31, 2018, as compared with 4.2% for the fiscal year ended March 31, 2017, due to the goodwill impairment charge discussed above. The Adjusted EBITDA margin decline was also affected by the decreased gross margin noted above.
Product Support:   Product Support net sales decreased by $56.4 million, or 16.7%, to $281.9 million for the fiscal year ended March 31, 2018, from $338.3 million for the fiscal year ended March 31, 2017. Organic sales increased $21.2 million or 8.4% and the divestiture of Engines and APU contributed $77.6 million to the prior year period. Organic sales increased due to increased demand from OEM customers.
Product Support cost of sales decreased by $38.5 million, or 15.7%, to $207.4 million for the fiscal year ended March 31, 2018, from $245.9 million for the fiscal year ended March 31, 2017. Organic cost of sales increased $20.7 million, or 11.5%, and the divestiture of Engines and APU contributed $59.2 million to the prior year period. Organic cost of sales increased for the current year period due to the increased sales noted above. Organic gross margin for the fiscal year ended March 31, 2018, was 26.7% compared with 28.7% for the fiscal year ended March 31, 2017. The gross margin decreased for the fiscal year ended March 31, 2018, due to sales mix.
Product Support operating income decreased by $10.1 million, or 18.1%, to $45.7 million for the fiscal year ended March 31, 2018, from $55.8 million for the fiscal year ended March 31, 2017. Organic operating income increased $2.8 million, or 6.6% and the divestiture of Engines and APU contributed $12.9 million compared to the prior year period. Organic operating income increased due to sales factors as noted above. The Adjusted EBITDA year over year, decreased due to the divestiture of Engines and APU, as noted above.
Product Support operating income as a percentage of segment sales decreased to 16.2% for the fiscal year ended March 31, 2018, as compared with 16.5% for the fiscal year ended March 31, 2017, due to changes to gross margin noted above. The same factors contributed to the decrease in Adjusted EBITDA margin year over year.

Business Segment Performance—Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016

	Year Ended March 31,		% Change	% of Total Sales
	2017	2016		2017	2016
	(in thousands)
NET SALES
Integrated Systems	$1,040,805	$1,094,703	(4.9)%	29.5%	28.2%
Aerospace Structures	2,172,768	2,500,679	(13.1)%	61.5%	64.3%
Product Support	338,325	311,394	8.6%	9.6%	8.0%
Elimination of inter-segment sales	(19,099)	(20,704)	(7.8)%	(0.6)%	(0.5)%
Total net sales	$3,532,799	$3,886,072	(9.1)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2017	2016		2017	2016
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$201,294	$220,649	(8.8)%	19.3%	20.2%
Aerospace Structures	(90,489)	(1,278,906)	N/M	(4.2)%	(51.1)%
Product Support	55,801	24,977	123.4%	16.5%	8.0%
Corporate	(109,717)	(57,826)	89.7%	n/a	n/a
Total segment operating income (loss)	$56,889	$(1,091,106)	(105.2)%	1.6%	(28.1)%

	Year Ended March 31,		% Change	% of Segment Sales
	2017	2016		2017	2016
	(in thousands)
Adjusted EBITDA
Integrated Systems	$204,866	$213,056	(3.8)%	19.7%	19.5%
Aerospace Structures	217,681	(360,635)	N/M	10.0%	(14.4)%
Product Support	64,838	37,886	71.1%	19.2%	12.2%
Corporate	(89,132)	(57,428)	55.2%	n/a	n/a
	$398,253	$(167,121)	(338.3)%	11.4%	(4.3)%

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
Integrated Systems cost of sales decreased by $40.3 million, or 5.5%, to $688.7 million for the fiscal year ended March 31, 2017, from $729.1 million for the fiscal year ended March 31, 2016. Organic cost of sales decreased by $48.5 million, or 6.9%. While the acquisition of Fairchild offset by the divestiture of TAS-Newport News contributed $8.2 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2016, was 33.9% compared with 33.5% for the fiscal year ended March 31, 2016.
Integrated Systems segment operating income decreased by $19.4 million, or 8.8%, to $201.3 million for the fiscal year ended March 31, 2017, from $220.6 million for the fiscal year ended March 31, 2016. Organic operating income decreased $22.0 million, or 10.1%, while the acquisition of Fairchild offset by the divestiture of TAS-Newport News contributed $2.6 million to operating income. Operating income decreased due to the decreased sales noted above and the prior year included the net favorable settlement of a contingent liability of $8.5 million. These same factors contributed to the decrease in Adjusted EBITDA year over year.
Integrated Systems segment operating income as a percentage of segment sales increased to 19.3% for the fiscal year ended March 31, 2017, as compared with 20.2% for the fiscal year ended March 31, 2016.
Aerospace Structures:    Aerospace Structures net sales decreased by $327.9 million, or 13.1%, to $2.17 billion for the fiscal year ended March 31, 2017, from $2.50 billion for the fiscal year ended March 31, 2016. Sales decreased primarily due to production rate reductions by our customers on the 747-8, Gulfstream G450/550, A330 and C-17 programs and partially offset by rate increases on 767/Tanker program.
Aerospace Structures cost of sales decreased by $870.9 million, or (32.9)%, to $1.77 billion for the fiscal year ended March 31, 2017, from $3 billion for the fiscal year ended March 31, 2016. The cost of sales were impacted by the reduction to the previously recognized forward losses on the 747-8 program of $131.4 million, offset by the decreased sales as noted above and by provisions for forward losses of $38.6 million mainly on the high altitude long endurance unmanned aircraft system ("UAS") and A350 programs. The fiscal year ended March 31, 2016, included a provision for forward losses of $561.2 million on the Bombardier and 747-8 programs.
Gross margin for the fiscal year ended March 31, 2017, was 20.3% compared with (23.9)% for the fiscal year ended March 31, 2016. The gross margin included net favorable cumulative catch-up adjustments, including reductions to previously recorded provisions for forward losses of $131.4 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $163.3 million and gross unfavorable adjustments of $106.1 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2016, was $596.2 million.
Aerospace Structures operating loss decreased by $1.19 billion, or (92.9)%, to $90.5 million for the fiscal year ended March 31, 2017, from $1.28 billion for the fiscal year ended March 31, 2016. Operating loss improved for the year ended March 31, 2017, since the prior year included a provision for forward losses and the gross margin changes noted above and the previously mentioned goodwill and tradename impairment charges. Additionally, the provision for forward losses and gross margin changes noted above contributed to the increase in Adjusted EBITDA year over year.
Aerospace Structures operating loss as a percentage of segment sales decreased to (4.2)% for the fiscal year ended March 31, 2017, as compared with (51.1)% for the fiscal year ended March 31, 2016, due to the increase in gross margin as discussed above, which also caused the improvement in the Adjusted EBITDA margin.
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
Product Support cost of sales increased by $2.2 million, or 0.9%, to $245.9 million for the fiscal year ended March 31, 2017, from $243.7 million for the fiscal year ended March 31, 2016. Organic cost of sales increased $19.4 million, or 10.4% and the divestiture of the Engines and APU contributed $17.2 million to the prior year period. Organic cost of sales increased for the current year period due to the increased sales noted above compared to the prior year period which was impacted by the impairment of excess and obsolete inventory associated with certain slow moving programs we decided to no longer support ($21.1 million). Organic gross margin for the fiscal year ended March 31, 2017, was 27.7% compared with 25.9% for the fiscal year ended March 31, 2016.
Product Support operating income decreased by $30.8 million, or 123.4%, to $55.8 million for the fiscal year ended March 31, 2017, from $25.0 million for the fiscal year ended March 31, 2016. Organic operating income increased $15.0 million, or 46.8% and the divestiture of the Engines and APU contributed $15.8 million compared to the prior year period. Organic operating income increased due to sales factors as noted above and the prior year period included an increase to the bad debt reserve resulting from an international customer's declaration of bankruptcy ($1.1 million). These same factors contributed to the increase in Adjusted EBITDA year over year.
Product Support operating income as a percentage of segment sales decreased to 16.5% for the fiscal year ended March 31, 2017, as compared with 8.0% for the fiscal year ended March 31, 2016, due to the increased sales and changes to gross margin noted above. The same factors contributed to the increase in Adjusted EBITDA margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2018, we used approximately $288.9 million of cash flow from operating activities, received approximately $38.2 million from investing activities and received approximately $213.6 million in financing activities.
For the fiscal year ended March 31, 2018, we had a net cash outflow of $288.9 million from operating activities, an decrease of $570.4 million, compared to a net cash inflow of $281.5 million for the fiscal year ended March 31, 2017. During fiscal 2018, the net cash used in operating activities was primarily attributable to decreased receipts from customers ($873.1 million), offset by the timing of payments on accounts payable and other accrued expenses driven by decreased pre-production costs, and net spending on the G280 and G650 Programs ($407.2 million).
We continue to invest in inventory for new programs which impacts our cash flows from operating activities. During fiscal 2018 expenditures for inventory costs on new programs, excluding progress payments, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $384.9 million and $35.1 million, respectively. Additionally, inventory for mature programs declined due to decreased production rates and the utilization of build ahead inventory, by approximately $144.4 million. Unliquidated progress payments netted against inventory increased $162.5 million due to timing of receipts and resolution of open assertions.
Cash flows provided by investing activities for the fiscal year ended March 31, 2018, increased $3.9 million from the fiscal year ended March 31, 2017. Cash flows provided by investing activities for the fiscal year ended March 31, 2018 included cash from the divestitures of TS-LI and Embee of $83.1 million offset by capital expenditures of $42.1 million. Cash flows used in investing activities for the fiscal year ended March 31, 2017 included cash from the divestitures of TAS - Newport News and Engines and APU of $86.2 million, offset by capital expenditures of $51.8 million.
Cash flows provided by financing activities for the fiscal year ended March 31, 2018, were $213.6 million, compared to cash flows used in financing activities for the fiscal year ended March 31, 2017, of $266.5 million. Cash flows provided by financing activities for the fiscal year ended March 31, 2018 included the issuance of our Senior Notes due 2025 of $500.0 million, offset by repayment of the 2013 Term Loan of $302.3 million, payment of financing fees $17.7 million and additional borrowings on our Credit Facility (as defined below).
As of March 31, 2018, $656.5 million was available under the Company's existing credit agreement ("Credit Facility").  On March 31, 2018, an aggregate amount of approximately $112.9 million in outstanding borrowings and approximately $30.6 million in letters of credit were outstanding under the Credit Facility, all of which were accruing interest at LIBOR plus applicable basis points totaling 2.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
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
In connection with the amendment to the Credit Agreement, the Company incurred $0.6 million of financing costs. These costs, along with the $13.2 million of unamortized financing costs subsequent to the amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote-off a proportional amount of unamortized financing fees prior to the amendment.
In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement, among the Company and its lenders to, among other things, (i) eliminate the total leverage ratio financial covenant, (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant, (iii) reduce the aggregate principal amount of commitments under the revolving line of credit to $850.0 million from $1,000.0 million, (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019, and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.

On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company was the servicer of the accounts receivable under the Receivables Purchase Agreement. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of March 31, 2017, the Company sold $78.0 million, worth of eligible accounts receivable. The Company currently has no capacity under the Receivables Purchase Agreement to sell Accounts Receivable.
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
In November 2013, the Company amended the Credit Facility with its lenders to (i) provide for a $375.0 million Term Loan with a maturity date of May 14, 2019, (ii) maintain a Revolving Line of Credit under the Credit Facility to $0.8 billion and increase the accordion feature to $250.0 million, and (iii) amend certain other terms and covenants. The amendment resulted in a more favorable pricing grid and a more streamlined package of covenants and restrictions.
The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2018, the Company was in compliance with all such covenants.
In August 2017, the Company issued $500.0 million principal amount of 7.750% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were sold at 100% of principal amount and have an effective interest yield of 7.750%. Interest on the 2025 Notes accrues at the rate of 7.750% per annum and is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. We used the net proceeds to payoff the Term Loan and to reduce the outstanding balance of the Revolver. In connection with the issuance of the 2025 Notes, the Company incurred approximately $8.8 million of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.
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
For further information on the Company's long-term debt, see Note 10 of "Notes to Consolidated Financial Statements."
For the fiscal year ended March 31, 2017, we had a net cash inflow of $281.5 million from operating activities, an increase of $197.7 million, compared to a net cash inflow of $83.9 million for the fiscal year ended March 31, 2016. During fiscal 2017, the net cash provided by operating activities was primarily attributable to increased receipts from customers ($440.6 million), offset by the timing of payments on accounts payable and other accrued expenses driven by pre-production costs, net spending on the G280 and G650 Programs ($286.2 million) and a $5.5 million payment related to a previously resolved legal settlement.
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

Cash flows provided by investing activities for the fiscal year ended March 31, 2017 increased $162.4 million from the fiscal year ended March 31, 2016. Cash flows provided by investing activities for the fiscal year ended March 31, 2017 included cash from the divestitures of TAS - Newport News and Engines and APU ($86.2 million) offset by capital expenditures ($51.8 million). Cash flows used in investing activities for the fiscal year ended March 31, 2016 included cash used to fund the acquisition of Fairchild ($57.1 million), and a payment to settle a working capital adjustment related to the acquisition of GE ($6.0 million) and capital expenditures ($80.0 million).
Cash flows used in financing activities for the fiscal year ended March 31, 2017 were $266.5 million, compared to cash flows provided by financing activities for the fiscal year ended March 31, 2016 of $32.5 million. Cash flows used in financing activities for the fiscal year ended March 31, 2017, included payments funded by our operations to our Credit Facility (as defined above).
Capital expenditures were $42.1 million for the fiscal year ended March 31, 2018. We funded these expenditures through cash from operations and borrowings under the Credit Facility. We expect capital expenditures of approximately $50.0 million to $70.0 million for our fiscal year ending March 31, 2018. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal (1)	$1,455,233	$16,527	$134,094	$796,558	$508,054
Debt-interest (2)	359,535	74,743	147,785	111,039	25,968
Operating leases	134,225	26,090	40,478	25,242	42,415
Purchase obligations	1,797,258	1,435,525	267,503	79,504	14,726
Total	$3,746,251	$1,552,885	$589,860	$1,012,343	$591,163
_______________________________________________

(1)	The maturities of the Term Loan reflected above are based on the maturities dates prior to the May 2017 amendment to the Credit Facility.

(2)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $11.8 million as of March 31, 2018, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2018, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2018	$2,277,816	$119,164
Plan assets at March 31, 2018	1,903,901	—
Projected contributions by fiscal year
2019	—	11,731
2020	12,300	11,295
2021	28,400	11,003
2022	42,800	10,522
2023	39,800	9,955
Total 2019 - 2023	$123,300	$54,506
Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.
We believe that cash generated by operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the at least the next twelve months.
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
The Credit Facility contains representations, warranties, events of default and covenants customary for financings of this type, including, without limitation, financial covenants under which the Company is obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain minimum Interest Coverage Ratio and maximum Senior Leverage Ratio (in each case as defined in the Credit Facility).
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 2 of "Notes to Consolidated Financial Statements."
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
A significant portion of our contracts are within the scope of Accounting Standards Codification ("ASC") 605-35, Revenue Recognition —Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress toward completion. Depending on the contract, we measure progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2018, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased operating loss, net loss and earnings per share by approximately $19.7 million, $13.5 million and $0.27, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2018, included gross favorable adjustments of approximately $85.8 million and gross unfavorable adjustments of approximately $66.2 million.
For the fiscal year ended March 31, 2017, cumulative catch-up adjustments resulting from changes in estimates increased operating loss, net loss and earnings per share by approximately $57.2 million, $52.6 million and $1.07, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2017, included gross favorable adjustments of approximately $163.3 million and gross unfavorable adjustments of approximately $106.1 million, which includes a reduction to the previously recognized forward losses of $131.4 million for the 747-8 program.

For the fiscal year ended March 31, 2016, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $596.2 million, $539.0 million and $10.95, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2016, included gross favorable adjustments of approximately $33.0 million and gross unfavorable adjustments of approximately $629.2 million which includes a provision for forward losses of $561.2 million on the Bombardier Global 7000/8000 ("Bombardier") and 747-8 programs.
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
The Company's operating segments of Integrated Systems, Aerospace Structures and Product Support are also its reporting units. The Chief Executive Officer is the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is composed of a number of operating units which are considered to be components. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing into three reporting units. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to either the Integrated Systems reporting unit, the Aerospace Structures reporting unit or the Product Support reporting unit. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
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
When performing the quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified. The Company early adopted Accounting Standards Update ("ASU") 2017-04, which eliminates Step 2 of the goodwill impairment analysis (see Recently Issued Accounting Pronouncements below).
Consistent with the Company's policy described here, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. The Company performed an interim assessment of the fair value of its goodwill due to the Company's decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment as noted above. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a "before and after" test of the reporting units (see Note 1). Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with the Company's policy, it performed the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units, the Company concluded that the former Precision Components' reporting unit had a fair value that was lower than its carrying value by an amount of $190.2 million. Accordingly, the Company recorded a non-cash impairment charge during the fiscal quarter ended December 31, 2017 of $190.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets”. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structures' goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, the Company recorded a non-cash impairment charge during the fiscal quarter ended March 31, 2018, of $345.0 million, which is presented on the Consolidated Statements of Operations as "Impairment of intangible assets” for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from sustained production rate reductions and sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels). The assessment for the Company's Integrated Systems and Product Support reporting units indicated that their fair value exceeded their carrying amounts.
In the fourth quarter of the fiscal year ended March 31, 2017, consistent with the Company's policy described here within, the Company performed its annual assessment of the fair value of goodwill. The Company concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. The Company concluded that the reporting unit had a fair value that was lower than its carrying value by an amount that exceed the remaining goodwill for the reporting unit. Accordingly, the Company recorded a non-cash impairment charge during the fourth quarter of the fiscal year ended March 31, 2017, of $266.3 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets”. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (see Note 2 of the Notes to Consolidated Financial Statements for definition of fair value levels).

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
In the fourth quarter of fiscal 2016, the Company performed the quantitative assessment for all three of the Company's former reporting units, which indicated that the fair value of goodwill for the former Aerospace Structures reporting unit did not exceed its carrying amount, resulting in a $597.6 million impairment of goodwill to the former Aerospace Structures reporting unit.
As of March 31, 2018, the Company had a $150.0 million indefinite-lived intangible asset associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought"). Prior to March 31, 2017, the Company assessed whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of fair value on our indefinite-lived intangible assets due to indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. Based on the Company's evaluation, the Company concluded that the Vought tradename had a fair value of $195.8 million (Level 3) compared to a carrying value of $425.0 million. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $229.2 million, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets." The decline in fair value compared to the carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
In the fourth quarter of fiscal 2016, the Company performed its annual impairment test for each of the Company's indefinite-lived intangible assets, which indicated that the Vought and Embee tradenames had a fair value of $163.0 million (Level 3) compared to a carrying value of $209.2 million. The decline in fair value of the tradenames is the result of the increase in discount rate during the fourth quarter of fiscal 2016, which required the Company to assess whether events and/or circumstances have changed regarding the indefinite-life conclusion. As a result the Company incurred a non-cash impairment charge of $46.2 million presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets" to the Vought and Embee tradenames and a reduction to indefinite-life to a useful life of 20 years.
During the fiscal year ended March 31, 2017, as part of the Company's annual assessment, the Company determined that the remaining estimated useful life for the Vought tradename should be reduced from a useful life of 20 years to a useful life of 10 years, as it better represents the financial performance relative to the expected performance.

Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability based on the primary asset of the asset group. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
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
The acquired contract liabilities, net, are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $125.1 million, $121.0 million and $132.4 million in the fiscal years ended March 31, 2018, 2017 and 2016, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2018, is approximately $274.2 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2019—$68.8 million; 2020—$63.2 million; 2021—$59.1 million; 2022—$32.0 million; 2023—$25.1 million; Thereafter—$26.0 million.
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

The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rates at March 31, 2018, ranged from 2.65 - 4.01% compared to a weighted-average of 2.87 - 4.06% at March 31, 2017.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors, including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining life expectancy of inactive plan participants. The expected long-term rate of return for fiscal 2018, 2017 and 2016, was 6.50 - 8.00%. The expected long-term rate of return for fiscal 2019 will be 5.00 - 8.00% .
In addition to our defined benefit pension plans, we provide certain health care and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2018. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
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
See Note 15 of "Notes to Consolidated Financial Statements" for a summary of the key events that affected our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2018, 2017 and 2016.
Pension income, excluding curtailments, settlements and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2018, was $61.6 million compared with pension income of $66.5 million for the fiscal year ended March 31, 2017, and $57.2 million for the fiscal year ended March 31, 2016. For the fiscal year ending March 31, 2019, the Company expects to recognize pension income of approximately $61.5 million.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) 606. ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.

In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include the determination of enforceable rights and obligations between parties; the identification of performance obligations, including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements.
ASC 606 was effective for the Company beginning April 1, 2018, and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company will adopt the standard using the modified retrospective method and will record an adjustment to retained earnings for the cumulative effect of initial application on April 1, 2018 (the “Transition Adjustment”). Contracts that are substantially completed will be excluded from the Transition Adjustment.
The Company has substantially completed its review of all contracts with customers to quantify the financial statement impact of the Transition Adjustment. Contracts with customers in the Aerospace Structures segment represent a significant portion of the Transition Adjustment.
The primary effect of the Company’s adoption of ASC 606 (outside of the Aerospace Structures segment) will be to recognize revenue over time for certain of its contracts, which is a change from recognition based on shipping terms under the pre-ASC 606 accounting policy.
The Company is in the process of completing its assessment of less prevalent contractual terms including the accounting for material rights, customer acceptance terms, and variable consideration, as well as validating certain of the inputs to the calculation of the Transition Adjustment, which are not expected to be material. The Company is also in the process of completing the calculation of the Transition Adjustment for certain subsidiaries which is not expected to have a material impact.
Based on the assessment procedures performed to date, the Company estimates the Transition Adjustment impact to decrease beginning Retained Earnings on a pre-tax basis by $550.0 million to $650.0 million which has not been tax effected as the Company is completing its evaluation. The Company does not believe the tax effect to be material since it is in a valuation allowance position. The Company will likely have an accumulated deficit after recording the Transition Adjustment, which would limit or restrict our ability to pay dividends.
The Company is in the process of implementing changes to its processes, the nature of the data it gathers and its systems to comply with the requirements of ASC 606 including implementing controls.
Upon adoption of ASC 606, the Company will no longer recognize revenue using the units-of-delivery method. ASC 606 is applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. The Company has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when control of goods and services transfers to the customer.
For performance obligations that are satisfied over time, the Company will use an input method as the basis for recognizing revenue. Input methods recognize revenue based on an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. The Company will generally use costs incurred as the measure of performance; and therefore, will generally not defer any production costs. Performance obligations that are not recognized over time will be recognized at the point in time when control transfers to the customer.
As explained above, under legacy GAAP, the Company used the units-of-delivery method and certain production costs were deferred over the life of the contract block. Under ASC 606, the Company will not use contract blocks and costs will no longer be deferred and allocated to future units as under the units-of-delivery method. Accordingly, for certain contracts related to the Aerospace Structures segment, capitalized pre-production costs of $865.8 million (pretax), net of previously recognized forward loss reserves of $344.0 million (pretax) will be eliminated and result in a decrease to retained earnings as part of the Transition Adjustment noted above.
ASC 340-40 is applied to costs to obtain or fulfill a contract if existing guidance is not applicable. The Company’s accounting for preproduction, tooling and certain other costs is expected to continue under existing guidance, since the costs generally do not fall within the scope of ASC 340-40.

The Company anticipates that in fiscal 2019, revenue for certain contracts that would have been recognized under legacy GAAP will be lower because the allocation of revenue to completed performance obligations will be accelerated into retained earnings as part of the Transition Adjustment.
The enhanced disclosure requirements of ASC 606 include discussions on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects the disclosures to include qualitative and quantitative information about its contracts with customers, information about contract assets and liabilities, information about the performance obligation for customer contracts and the significant judgments made in applying the guidance in ASC 606. This will result in changes to the Company's existing disclosures, as well as new disclosures, which will impact the information reported in the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments as set forth in ASU 2017-07 are effective for reporting periods beginning after December 15, 2017. The Company adopted the requirements of ASU 2017-07 on April 1, 2018. The Company will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively and the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects the adoption of ASU 2017-07 to result in an unfavorable impact to consolidated operating profit and a corresponding favorable impact in non-operating income for each year. Further, in the first quarter fiscal 2019, the Company expects to record a charge in the range of approximately $85.0 million to $90.0 million (pre-tax) representing incremental forward losses due to the adoption. Excluding the service costs, the net periodic pension benefit for the fiscal year ended March 31, 2018, was $76.9 million.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging ("ASU 2017-12"), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which will be our interim period beginning January 1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. The adoption of ASU 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) ("ASU 2016-02"). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those years which will be our interim period beginning April 1, 2019. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the guidance to determine the impact it will have to the Company's consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company prospectively adopted ASU 2016-09 during the fiscal year ended March 31, 2018 and it did not have a material impact on the Company's consolidated financial statements. The prior periods were not adjusted as a result of the adoption.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "plan," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, dependence of certain of our businesses on certain key customers, the risk that we will not realize all of the anticipated benefits from acquisitions as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

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
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2018, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2018, approximately 85% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt on a fully leveraged basis. The ratio of our fixed-rate debt compared to our variable-rate debt was unusually high as of March 31, 2018, because we received a significant amount of customer advances in our fiscal fourth quarter, which was used to pay down our variable debt. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of "Notes to Consolidated Financial Statements."
The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2018. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2018.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$16,527	$14,236	$12,058	$381,664	$302,009	$508,052	$1,234,546
Weighted-average interest rate (%)	6.12%	6.15%	6.18%	6.44%	7.17%	3.87%
Variable-rate cash flows (in thousands)	$—	$—	$107,800	$112,887	$—	$—	$220,687
Weighted-average interest rate (%)	—%	—%	2.73%	2.73%	—%	—%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triumph Group, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. ('the Company') as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1993.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 22, 2018

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$35,819	$69,633
Trade and other receivables, less allowance for doubtful accounts of $4,032 and $4,559	414,185	311,792
Inventories, net of unliquidated progress payments of $387,146 and $222,485	1,427,169	1,340,175
Prepaid expenses and other	44,428	30,064
Assets held for sale	1,324	21,255
Total current assets	1,922,925	1,772,919
Property and equipment, net	726,003	805,030
Goodwill	592,828	1,142,605
Intangible assets, net	507,681	592,364
Other, net	57,627	101,682
Total assets	$3,807,064	$4,414,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,527	$160,630
Accounts payable	418,367	481,243
Accrued expenses	557,105	674,379
Liabilities related to assets held for sale	440	18,008
Total current liabilities	992,439	1,334,260
Long-term debt, less current portion	1,421,757	1,035,670
Accrued pension and other postretirement benefits, noncurrent	483,887	592,134
Deferred income taxes, noncurrent	16,582	68,107
Other noncurrent liabilities	441,865	537,956
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,669,848 and 49,573,029 shares outstanding	51	51
Capital in excess of par value	851,280	846,807
Treasury stock, at cost, 2,791,072 and 2,887,891 shares	(179,082)	(183,696)
Accumulated other comprehensive loss	(367,870)	(396,178)
Retained earnings	146,155	579,489
Total stockholders' equity	450,534	846,473
Total liabilities and stockholders' equity	$3,807,064	$4,414,600

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended March 31,
	2018	2017	2016
Net sales	$3,198,951	$3,532,799	$3,886,072
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,533,153	2,689,818	3,597,299
Selling, general and administrative	289,521	281,547	287,349
Depreciation and amortization	158,368	176,946	177,755
Impairment of intangible assets	535,227	266,298	874,361
Restructuring	40,069	42,177	36,182
Loss on divestitures	30,741	19,124	—
Curtailments, settlements and early retirement incentives, net	(25,722)	—	(1,244)
Legal settlement charge, net	—	—	5,476
	3,561,357	3,475,910	4,977,178
Operating (loss) income	(362,406)	56,889	(1,091,106)
Interest expense and other, net	99,442	80,501	68,041
Loss from continuing operations before income taxes	(461,848)	(23,612)	(1,159,147)
Income tax (benefit) expense	(36,457)	19,340	(111,187)
Net loss	$(425,391)	$(42,952)	$(1,047,960)
Loss per share—basic:
Net loss	$(8.60)	$(0.87)	$(21.29)
Weighted-average common shares outstanding—basic	49,442	49,303	49,218
Loss per share—diluted:
Net loss	$(8.60)	$(0.87)	$(21.29)
Weighted-average common shares outstanding—diluted	49,442	49,303	49,218

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Year ended March 31,
	2018	2017	2016
Net loss	$(425,391)	$(42,952)	$(1,047,960)
Other comprehensive loss:
Foreign currency translation adjustment	28,529	(28,396)	(12,065)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service credit, net of taxes $0, $0 and ($14,725), respectively	21,980	(121)	27,392
Actuarial loss, net of taxes ($283), $394 and $86,261, respectively	10,306	(15,977)	(154,659)
Reclassification from net income - losses (gains), net of tax expense (benefit):
Amortization of net loss, net of taxes of ($5), ($40) and ($1,263), respectively	7,147	5,651	2,119
Recognized prior service credits, net of taxes of $0, $0 and $5,937, respectively	(37,623)	(15,246)	(10,876)
Total defined benefit pension plans and other postretirement benefits, net of taxes	1,810	(25,693)	(136,024)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax benefit (expense) of ($25), $0 and $384, respectively	133	6,582	(527)
Reclassification of loss included in net earnings, net of tax expense of $14, $0 and ($173), respectively	(2,164)	(1,509)	364
Net unrealized (loss) gain on cash flow hedges, net of tax	(2,031)	5,073	(163)
Total other comprehensive income (loss)	28,308	(49,016)	(148,252)
Total comprehensive loss	$(397,083)	$(91,968)	$(1,196,212)

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2015	49,273,053	$51	$851,940	$(203,514)	$(198,910)	$1,686,217	$2,135,784
Net loss	—	—	—	—	—	(1,047,960)	(1,047,960)
Foreign currency translation adjustment	—	—	—	—	(12,065)	—	(12,065)
Pension liability adjustment, net of income taxes of $76,210	—	—	—	—	(136,024)	—	(136,024)
Change in fair value of interest rate swap, net of income taxes, $2,014	—	—	—	—	(1,146)	—	(1,146)
Change in fair value of foreign currency hedges, net of income taxes of $636	—	—	—	—	983	—	983
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,889)	(7,889)
Share-based compensation	36,598	—	(590)	3,247	—	—	2,657
Repurchase of restricted shares for minimum tax obligation	(1,528)	—	(96)	—	—	—	(96)
Employee stock purchase plan	20,876	—	(152)	852	—	—	700
Balance, March 31, 2016	49,328,999	51	851,102	(199,415)	(347,162)	630,368	934,944
Net loss	—	—	—	—	—	(42,952)	(42,952)
Foreign currency translation adjustment	—	—	—	—	(28,396)	—	(28,396)
Pension liability adjustment, net of income taxes of $434	—	—	—	—	(25,693)	—	(25,693)
Change in fair value of derivatives	—	—	—	—	4,834	—	4,834
Change in fair value of foreign currency hedges	—	—	—	—	239	—	239
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,927)	(7,927)
Share-based compensation	191,127	—	(4,279)	12,201	—	—	7,922
Repurchase of restricted shares for minimum tax obligation	(5,926)	—	42	(224)	—	—	(182)
Excess tax benefit from exercise of stock options	—	—	2,007	—	—	—	2,007
Employee stock purchase plan	58,829	—	(2,065)	3,742	—	—	1,677
Balance, March 31, 2017	49,573,029	51	846,807	(183,696)	(396,178)	579,489	846,473
Net loss	—	—	—	—	—	(425,391)	(425,391)
Foreign currency translation adjustment	—	—	—	—	28,529	—	28,529
Pension liability adjustment, net of income taxes of ($288)	—	—	—	—	1,810	—	1,810
Change in fair value of derivatives	—	—	—	—	(2,013)	—	(2,013)
Change in fair value of foreign currency hedges, net of income taxes of $11	—	—	—	—	(18)	—	(18)
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,943)	(7,943)
Share-based compensation	56,548	—	6,662	1,287	—	—	7,949
Repurchase of restricted shares for minimum tax obligation	(19,361)	—	—	(483)	—	—	(483)
Employee stock purchase plan	59,632	—	(2,189)	3,810	—	—	1,621
Balance, March 31, 2018	49,669,848	$51	$851,280	$(179,082)	$(367,870)	$146,155	$450,534

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2018	2017	2016
Operating Activities
Net loss	$(425,391)	$(42,952)	$(1,047,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	158,368	176,946	177,755
Impairment of intangible assets	535,227	266,298	874,361
Amortization of acquired contract liability	(125,148)	(121,004)	(132,363)
Loss on divestiture and assets held for sale	30,741	19,124	—
Curtailments, settlements and early retirement incentives	(25,722)	—	(1,244)
Other amortization included in interest expense	11,677	5,553	3,904
(Recovery) provision for doubtful accounts receivable	(242)	202	1,996
(Benefit) provision for deferred income taxes	(43,108)	9,480	(118,302)
Share-based compensation	7,949	7,922	2,657
Changes in other current assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(105,104)	112,196	73,083
Inventories	(163,417)	(272,653)	293,517
Prepaid expenses and other current assets	(4,239)	11,756	(6,958)
Accounts payable, accrued expenses and income taxes payable	(43,696)	211,560	53,914
Accrued pension and other postretirement benefits	(88,464)	(100,012)	(87,559)
Other	(8,325)	(2,894)	(2,938)
Net cash (used in) provided by operating activities	(288,894)	281,522	83,863
Investing Activities
Capital expenditures	(42,050)	(51,832)	(80,047)
Proceeds from sale of assets	83,082	86,187	6,069
Acquisitions, net of cash acquired	(2,818)	9	(54,051)
Net cash provided by (used in) investing activities	38,214	34,364	(128,029)
Financing Activities
Net increase (decrease) in revolving credit facility	82,888	(110,000)	(8,256)
Proceeds from issuance of long-term debt	544,243	24,400	134,797
Retirement of debt and capital lease obligations	(387,373)	(144,144)	(80,917)
Payment of deferred financing costs	(17,729)	(14,034)	(185)
Dividends paid	(7,943)	(7,927)	(7,889)
Net repayment of government grant	—	(14,570)	(5,000)
Repurchase of restricted shares for minimum tax obligations	(483)	(182)	(96)
Net cash provided by (used in) by financing activities	213,603	(266,457)	32,454
Effect of exchange rate changes on cash	3,263	(780)	79
Net change in cash and cash equivalents	(33,814)	48,649	(11,633)
Cash and cash equivalents at beginning of year	69,633	20,984	32,617
Cash and cash equivalents at end of year	$35,819	$69,633	$20,984

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	BACKGROUND AND BASIS OF PRESENTATION
Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide.
Effective January 1, 2018, the Company combined its Aerospace Structures and Precision Components operating segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, the Company believes it will be able to leverage its combined resources to make it more cost competitive and to enhance performance. The newly formed operating segment is a reportable segment. As a result, effective January 1, 2018, the Company has three reporting segments for financial reporting purposes - Integrated Systems, Product Support and Aerospace Structures.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes of the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
Product Support consists of the Company’s operations that provide full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its line maintenance, component MRO and postproduction supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include fuel tank repair; metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
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
Trade and other receivables, net comprised of the following:

	March 31,
	2018	2017
Billed	$363,990	$268,711
Unbilled	37,573	32,089
Total trade receivables	401,563	300,800
Other receivables	16,654	15,551
Total trade and other receivables	418,217	316,351
Less: Allowance for doubtful accounts	(4,032)	(4,559)
Total trade and other receivables, net	$414,185	$311,792
Inventories
The Company records inventories at the lower of cost (average-cost or specific-identification methods) or market. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead and advances to suppliers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories by the first-in, first-out or average cost methods.
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
Advance Payments and Progress Payments
Advance payments and progress payments received on contracts-in-process are first offset against related contract costs that are included in inventory, with any excess amount reflected in current liabilities under the Accrued expenses and Other noncurrent liabilities caption on the accompanying Consolidated Balance Sheets.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Property and Equipment
Property and equipment, which include equipment under capital lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the lease term if shorter in the case of leasehold improvements, using the straight-line method. Buildings and improvements are depreciated over a period of 15 to 39.5 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment which are depreciated over a period of 3 to 10 years).
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include, but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values.
The Company's operating segments of Integrated Systems, Aerospace Structures, and Product Support are also its reporting units. The Chief Executive Officer is the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM evaluates performance and allocates resources based upon review of segment information. Each of the operating segments is composed of a number of operating units, which are considered to be components. The components, for which discrete financial information exists, are aggregated for purposes of goodwill impairment testing into three reporting units. The Company's acquisition strategy is to acquire companies that complement and enhance the capabilities of the operating segments of the Company. Each acquisition is assigned to one of the Company's reporting units. The goodwill that results from each acquisition is also assigned to the reporting unit to which the acquisition is allocated, because it is that reporting unit which is intended to benefit from the synergies of the acquisition.
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
When performing the quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.
Consistent with the Company's policy, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. The Company performed an interim assessment of the fair value of its goodwill due to the Company's decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

segment as noted above. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a "before and after" test of the reporting units (see Note 1). Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with the Company's policy, it performed the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units, the Company concluded that the former Precision Component's reporting unit had a fair value that was lower than its carrying value by an amount of $190,227. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2018, of $190,227, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets.” The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structure's goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, the Company recorded a non-cash impairment charge during the fiscal quarter ended March 31, 2018, of $345,000, which is presented on the Consolidated Statements of Operations as "Impairment of intangible assets” for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from sustained production rate reductions and sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels). The assessment for the Company's Integrated Systems and Product Support reporting units indicated that their fair value exceeded their carrying amounts.
In the fourth quarter of the fiscal year ended March 31, 2017, consistent with the Company's policy, the Company performed its annual assessment of the fair value of goodwill. The Company concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. The Company concluded that the goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Accordingly, the Company recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2017, of $266,298, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets.” The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels).
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
When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the DCF. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

In the fourth quarter of fiscal 2016, the Company performed the quantitative assessment for all three of the Company's former reporting units, which indicated that the fair value of goodwill for the former Aerostructures reporting unit did not exceed its carrying amount, resulting in a $597,603 impairment of goodwill to the former Aerostructures reporting unit.
As of March 31, 2018, the Company had a $150,000 intangible asset associated with the tradenames acquired in the acquisitions of Vought Aircraft Industries, Inc. ("Vought"). Prior to March 31, 2016, the Company assessed whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
During the third quarter of the fiscal year ended March 31, 2016, the Company performed an interim assessment of fair value on our indefinite-lived intangible assets due to indicators of impairment related to the continued decline in our stock price during the fiscal third quarter. Based on the Company's evaluation, the Company concluded that the Vought tradename had a fair value of $195,800 (Level 3) compared to a carrying value of $425,000. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $229,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets." The decline in fair value compared to the carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
During the fourth quarter of the fiscal year ended March 31, 2016, the Company performed its annual impairment test for each of the Company's indefinite-lived intangible assets, which indicated that the Vought and Embee tradenames had a fair value of $163,000 (Level 3) compared to a carrying value of $209,200. The decline in fair value of the tradenames is the result of the increase in discount rate during the fourth quarter of fiscal 2016, which required the Company to assess whether events and/or circumstances have changed regarding the indefinite-life conclusion. As a result the Company incurred a non-cash impairment charge of $46,200 presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets" to the Vought and Embee tradenames and changed to a useful life of 20 years.
During the fiscal year ended March 31, 2017, as part of the Company's annual assessment, the Company determined that the remaining estimated useful life for the Vought tradename should be reduced from a useful life of 20 years to a useful life of 10 years, as it better represents the financial performance relative to the expected performance.
Finite-lived intangible assets are amortized over their useful lives ranging from 3 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability based on the primary asset of the asset group. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other on the accompanying Consolidated Statements of Operations over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. The Company records deferred financing costs as a direct deduction from the carrying value of that debt liability; however, the policy does exclude deferred financing costs relating to revolving debt instruments. These deferred financing costs are recorded in Other, net on the accompanying Consolidated Balance Sheets as of March 31, 2018 and 2017. Total deferred financing costs, net of accumulated amortization of $28,445 and $22,692, respectively, are recorded as of March 31, 2018 and 2017. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the respective acquisition (see Note 3 for further discussion).
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
Included in the net sales of the Integrated Systems and Aerospace Structures is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. The Company recognized net amortization of contract liabilities of $125,148, $121,004 and $132,363 in the fiscal years ended March 31, 2018, 2017 and 2016, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2018, is $274,167 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2019—$68,782; 2020—$63,241; 2021—$59,098; 2022—$32,021; 2023—$25,071; Thereafter $25,954.
Revenue Recognition
Revenues are generally recognized in accordance with the contract terms when products are shipped, delivery has occurred or services have been rendered, pricing is fixed or determinable and collection is reasonably assured. The Company's policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time of shipment based upon past experience.
A significant portion of the Company's contracts are within the scope of ASC 605-35, Revenue Recognition —Construction-Type and Production-Type Contracts, and revenue and costs on contracts are recognized using the percentage-of-completion method of accounting. Accounting for the revenue and profit on a contract requires estimates of (1) the contract value or total contract revenue; (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work; and (3) the measurement of progress toward completion. Depending on the contract, the Company measures progress toward completion using either the cost-to-cost method or the units-of-delivery method, with the great majority measured under the units-of-delivery method.

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
For the fiscal year ended March 31, 2018, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased operating loss, net loss and earnings per share by approximately $19,677, $13,479 and $0.27, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2018, included gross favorable adjustments of approximately $85,844 and gross unfavorable adjustments of approximately $66,167.
For the fiscal year ended March 31, 2017, cumulative catch-up adjustments resulting from changes in estimates increased operating income, decreased net loss and increased earnings per share by approximately $57,153, $52,598 and $1.07, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2017, included gross favorable adjustments of approximately $163,274 and gross unfavorable adjustments of approximately $106,121 which includes a reduction to the previously recognized forward losses of $131,400 on the 747-8 program.
For the fiscal year ended March 31, 2016, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $596,213, $539,023 and $10.95, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2016, included gross favorable adjustments of approximately $32,954 and gross unfavorable adjustments of approximately $629,167 which includes a provision for forward losses of $561,158 on the Bombardier Global 7000/8000 ("Bombardier") and 747-8 programs.
Amounts representing contract change orders or claims are only included in revenue when such change orders or claims have been settled with the customer and to the extent that units have been delivered. Additionally, some contracts may contain provisions for revenue sharing, price re-determination, requests for equitable adjustments, change orders, or cost and/or performance incentives. Such amounts or incentives are included in contract value when the amounts can be reliably estimated and their realization is reasonably assured.
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
Shipping and Handling Costs
The cost of shipping and handling products is included in cost of sales.
Research and Development Expense
Research and development expense (which includes certain amounts subject to reimbursement from customers) was approximately $72,763, $112,418 and $103,031 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its divestitures (see Note 4), to its goodwill and intangible impairment tests (see Note 7) and to its pension and postretirement plan assets (see Note 15).
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) 606. ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include the determination of enforceable rights and obligations between parties; the identification of performance obligations, including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements.
ASC 606 was effective for the Company beginning April 1, 2018, and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company adopted the standard using the modified retrospective method and will record an adjustment to retained earnings for the cumulative effect of initial application on April 1, 2018 (the “Transition Adjustment”). Contracts that are substantially completed will be excluded from the Transition Adjustment.
The Company has substantially completed its review of all contracts with customers to quantify the financial statement impact of the Transition Adjustment. Contracts with customers in the Aerospace Structures segment represent a significant portion of the Transition Adjustment.
The primary effect of the Company’s adoption of ASC 606 (outside of the Aerospace Structures segment) will be to recognize revenue over time for certain of its contracts, which is a change from recognition based on shipping terms under the pre-ASC 606 accounting policy.
The Company is in the process of completing its assessment of less prevalent contractual terms including the accounting for material rights, customer acceptance terms, and variable consideration, as well as validating certain of the inputs to the calculation of the Transition Adjustment, which are not expected to be material. The Company is also in the process of completing the calculation of the Transition Adjustment for certain subsidiaries which is not expected to have a material impact.
Based on the assessment procedures performed to date, the Company estimates the Transition Adjustment impact to decrease beginning Retained Earnings on a pre-tax basis by $550,000 to $650,000 which has not been tax affected as the Company is completing its evaluation. The Company does not believe the tax effect to be material since it is in a valuation allowance position. The Company will likely have an accumulated deficit after recording the Transition Adjustment, which would limit or restrict our ability to pay dividends.
The Company is in the process of implementing changes to its processes, the nature of the data it gathers and its systems to comply with the requirements of ASC 606 including implementing controls.
Upon adoption of ASC 606, the Company will no longer recognize revenue using the units-of-delivery method. ASC 606 is applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. The Company has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when control of goods and services transfers to the customer.
For performance obligations that are satisfied over time, the Company will use an input method as the basis for recognizing revenue. Input methods recognize revenue based on an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. The Company will generally use costs incurred as the measure of performance; and therefore, will generally not defer any production costs. Performance obligations that are not recognized over time will be recognized at the point in time when control transfers to the customer.
As explained above, under legacy GAAP, the Company used the units-of-delivery method and certain production costs were deferred over the life of the contract block. Under ASC 606, the Company will not use contract blocks and costs will no longer be deferred and allocated to future units as under the units-of-delivery method. Accordingly, for certain contracts related to the Aerospace Structures segment, capitalized pre-production costs of $865,843 (pretax), net of previously recognized forward loss reserves of $343,983 (pretax) will be eliminated and result in a decrease to retained earnings as part of the Transition Adjustment noted above.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

ASC 340-40 is applied to costs to obtain or fulfill a contract if existing guidance is not applicable. The Company’s accounting for preproduction, tooling and certain other costs is expected to continue under existing guidance, since the costs generally do not fall within the scope of ASC 340-40.
The Company anticipates that in fiscal 2019, revenue for certain contracts that would have been recognized under legacy GAAP will be lower because the allocation of revenue to completed performance obligations will be recognized in retained earnings as part of the Transition Adjustment.
The enhanced disclosure requirements of ASC 606 include discussions on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects the disclosures to include qualitative and quantitative information about its contracts with customers, information about contract assets and liabilities, information about the performance obligation for customer contracts, and the significant judgments made in applying the guidance in ASC 606. This will result in changes to the Company's existing disclosures, as well as new disclosures, which will impact the information reported in the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments as set forth in ASU 2017-07 are effective for reporting periods beginning after December 15, 2017. The Company adopted the requirements of ASU 2017-07 on April 1, 2018. The Company will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively and the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects the adoption of ASU 2017-07 to result in an unfavorable impact to consolidated operating profit and a corresponding favorable impact in non-operating income for each year. Further, in the first quarter of fiscal 2019, the Company expects to record a charge in the range of approximately $85,000 to $90,000 (pre-tax) representing incremental forward losses due to the adoption. Excluding the service costs, the net periodic pension benefit for the fiscal year ended March 31, 2018 was $76,932.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which will be our interim period beginning April1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. The adoption of ASU 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning April 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) ("ASU 2016-02"). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those years, which will be our interim period beginning April 1, 2019. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the guidance to determine the impact it will have to the Company's consolidated financial statements.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company prospectively adopted ASU 2016-09 during the fiscal year ended March 31, 2018 and it did not have a material impact on the Company's consolidated financial statements. The prior periods were not adjusted as a result of the adoption.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for fiscal years ended March 31, 2018, 2017 and 2016, was $7,949, $7,922 and $2,657, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares (see Note 16 for further details).
Supplemental Cash Flow Information
For the fiscal years ended March 31, 2018, 2017 and 2016, the Company paid $11,190, $7,930 and $4,887 respectively, for income taxes, net of income tax refunds received. The Company made interest payments of $86,345, $72,533 and $62,325 for fiscal years ended March 31, 2018, 2017 and 2016, respectively.
During the fiscal years ended March 31, 2018, 2017 and 2016, the Company financed $8,166, $13,066 and $188 of property and equipment additions through capital leases, respectively.
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities on the Consolidated Balance Sheet. The warranty reserves for the fiscal years ended March 31, 2018 and 2017, were $69,588 and $107,088, respectively. A significant component of the decrease to the warranty reserve for the fiscal year ended March 31, 2018, relates to a specific matter that we acquired from the seller for which we have an offsetting indemnification receivable from the seller, which is included in other assets on the accompanying Consolidated Balance Sheet.

3.	ACQUISITION
Effective October 21, 2015, the Company acquired all of the outstanding shares of Fairchild Controls Corporation ("Fairchild"). Fairchild is a leading provider of proprietary thermal management systems, auxiliary power generation systems, and related aftermarket spares and repairs. The acquired business operates as Triumph Thermal Systems-Maryland, Inc., and its results are included in Integrated Systems from the date of acquisition.
The purchase price for Fairchild was $57,130, including a working capital adjustment. Goodwill in the amount of $14,695 was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company also identified an intangible asset related to customer relationships valued at $18,000 with a weighted-average life of 12.0 years.
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
In March 2018, the Company sold all of the shares of Triumph Structures Long Island, LLC ("TS-LI") for cash proceeds of $9,500, and a note receivable of $1,400. As a result of the sale of TS-LI, the Company recognized a loss of $10,370 which is presented on the accompanying Consolidated Statements of Operations as "Loss on divestitures." The operating results of TS-LI were included in Aerospace Structures through the date of disposal.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857 which is presented in the accompanying Consolidated Statements of Operations as "Loss on divestitures." The operating results of Embee were included in Integrated Systems through the date of disposal.
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60,364. As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of disposal. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line from Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17,794. This transaction is expected to close in the first half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale in the accompanying Consolidated Balance Sheets.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News") for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,861 which is presented in the accompanying Consolidated Statements of Income as "Loss on divestitures." The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.
The disposal of these entities does not represent a strategic shift and is not expected to have a major effect on the Company's operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the disposals do not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment related to the divestitures, the Company compared the fair values of assets and liabilities at the evaluation dates to the carrying amounts at the end of the month prior to the respective evaluation dates. The sale of TS-LI, Embee, Newport News and Engines and APU assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 above for definition of levels).
In May 2018, the Company entered into a definitive agreement to divest Triumph Structures - Los Angles, Inc. ("TSLA") and Triumph Processing, Inc. ("TPI"). The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2019. The operating results for TSLA and TPI are included in Aerospace Structures for the fiscal year ended March 31, 2018.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2018	2017
Raw materials	$69,069	$89,069
Work-in-process, including manufactured and purchased components	1,591,952	1,297,989
Finished goods	95,234	118,265
Rotable assets	58,060	57,337
Less: unliquidated progress payments	(387,146)	(222,485)
Total inventories	$1,427,169	$1,340,175
According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts. Included above is total net inventory on government contracts of $19,695 and $34,392, respectively, at March 31, 2018 and 2017.
Work-in-process inventory includes capitalized pre-production costs on newer development programs. Capitalized pre-production costs include nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries. The balance of development program inventory, composed principally of capitalized pre-production costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7000/8000 program ("Bombardier") and Embraer for the second generation E-Jet ("Embraer") are as follows:

	March 31, 2018
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$321,780	$685,503	$(343,000)	$664,283
Embraer	38,125	180,340	(983)	217,482
Total	$359,905	$865,843	$(343,983)	$881,765

	March 31, 2017
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$89,650	$589,449	$(399,758)	$279,341
Embraer	14,987	173,169	(5,800)	182,356
Total	$104,637	$762,618	$(405,558)	$461,697
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
The Global 7000/8000 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated nonrecurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.
The Global 7000/8000 program has continued to incur costs since March 2016 in support of the development and transition to production.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000 business aircraft. The settlement reset the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7000/8000 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.
The Company is still in the early production stages for the Bombardier and Embraer programs, as these aircrafts are scheduled to enter service in calendar 2018, or later. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.

6.	PROPERTY AND EQUIPMENT
Net property and equipment is:

	March 31,
	2018	2017
Land	$61,410	$65,338
Construction in process	21,364	31,808
Buildings and improvements	371,947	378,193
Furniture, fixtures and computer equipment	166,800	160,298
Machinery and equipment	973,805	982,240
	1,595,326	1,617,877
Less: accumulated depreciation	869,323	812,847
	$726,003	$805,030
Depreciation expense for the fiscal years ended March 31, 2018, 2017 and 2016, was $101,873, $123,199 and $122,197, respectively, which includes depreciation of assets under capital lease. Included in furniture, fixtures and computer equipment above is $92,273 and $91,557, respectively, of capitalized software at March 31, 2018 and 2017, which was offset by accumulated depreciation of $86,762 and $76,847, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2018 and 2017:

	Integrated Systems	Aerospace Structures	Product Support	Total
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
Impairment of goodwill	—	(535,227)	—	(535,227)
Goodwill associated with dispositions	(27,709)	—	—	(27,709)
Effect of exchange rate changes	10,447	2,809	(97)	13,159
Balance, March 31, 2018	$523,893	$—	$68,935	$592,828

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Integrated Systems	Aerospace Structures	Product Support	Total
Balance, March 31, 2016	$560,696	$802,102	$81,456	$1,444,254
Goodwill recognized in connection with acquisitions	(1,834)	—	—	(1,834)
Impairment of goodwill	—	(266,298)	—	(266,298)
Goodwill associated with dispositions	(6,600)	—	(12,665)	(19,265)
Effect of exchange rate changes	(11,107)	(3,386)	241	(14,252)
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
As of March 31, 2018, Aerospace Structures had goodwill of $1,399,128, which was fully impaired.
Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2018
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.3	$606,148	$(240,779)	$365,369
Product rights, technology and licenses	11.4	55,253	(41,858)	13,395
Noncompete agreements and other	16.3	2,756	(965)	1,791
Tradenames	10.0	150,000	(22,874)	127,126
Total intangibles, net		$814,157	$(306,476)	$507,681

	March 31, 2017
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16.6	$663,165	$(241,124)	$422,041
Product rights, technology and licenses	11.4	54,347	(39,486)	14,861
Noncompete agreements and other	16.3	2,756	(786)	1,970
Tradenames	10.3	163,000	(9,508)	153,492
Total intangibles, net		$883,268	$(290,904)	$592,364
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
Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought tradename had a fair value of $195,800 (Level 3) compared to a carrying value of $425,000. Accordingly, the Company recorded a non-cash impairment charge during the third quarter of the fiscal year ended March 31, 2016, of $229,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets." The decline in fair value compared to carrying value of the Vought tradename is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.

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
Based on the Company's evaluation of indefinite-lived assets, including the tradenames, the Company concluded that the Vought and Embee tradenames had a fair value of $163,000 (Level 3) compared to a carrying value of $209,200. Accordingly, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2016, of $46,200, which is presented on the accompanying Consolidated Statements of Operations as "Impairment of intangible assets" and a change from an indefinite-life to a useful life of 20 years.. The decline in fair value of the Vought and Embee tradenames is the result of declining revenues from production rate reductions and the slower than previously projected ramp in Bombardier Global 7000/8000 and the timing of associated earnings.
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
Amortization expense for the fiscal years ended March 31, 2018, 2017 and 2016, was $56,495, $53,746 and $54,620, respectively. Amortization expense for the five fiscal years succeeding March 31, 2018, by year is expected to be as follows: 2019: $52,691; 2020: $51,149; 2021: $51,126; 2022: $49,859; 2023: $49,870 and thereafter: $252,986.

8.	ACCRUED EXPENSES
Accrued expenses consist of the following items:

	March 31,
	2018	2017
Accrued pension	$764	$4,094
Deferred revenue, advances and progress billings	234,198	256,275
Accrued other postretirement benefits	11,584	15,983
Accrued compensation and benefits	101,775	89,419
Accrued interest	11,873	17,911
Warranty reserve	24,319	29,110
Accrued workers' compensation	17,888	17,354
Accrued income tax	4,852	3,873
Loss contract reserve	79,376	172,416
All other	70,476	67,944
Total accrued expenses	$557,105	$674,379

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2018, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2019—$26,090; 2020—$21,701; 2021—$18,776; 2022—$14,404; 2023—$10,839 and thereafter—$42,415 through 2031. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Total rental expense was $42,676, $39,114 and $33,279 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2018	2017
Revolving credit facility	$112,887	$29,999
Term loan	—	309,375
Receivable securitization facility	107,800	112,900
Capital leases	59,546	72,800
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	—
Other debt	—	7,978
Less: debt issuance costs	(16,949)	(11,752)
	1,438,284	1,196,300
Less: current portion	16,527	160,630
	$1,421,757	$1,035,670
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
At March 31, 2018, there were $112,887 in outstanding borrowings and $30,641 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2017, there were $29,999 in borrowings and $27,240 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2018. As of March 31, 2018, the Company had borrowing capacity under the Credit Facility of $656,472 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
The Credit Facility also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. The 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
The Company previously maintained an interest rate swap agreement to reduce its exposure to interest on the variable rate portion of its long-term debt. In conjunction with the repayment of the 2013 Term Loan, the Company terminated the interest rate swap receiving $280 upon settlement which is included in Interest expense and other on the accompanying Consolidated Statements of Operations.
As of March 31, 2017, the interest rate swap agreement had a notional amount of $309,375, respectively, and a fair value of $309, respectively, which was recorded in other comprehensive income net of applicable taxes (Level 2).
Receivables Securitization Program
In November 2017, the Company amended its receivable securitization facility (the "Securitization Facility"), decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2018, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100% of the maximum amount available under the Securitization Facility. At March 31, 2018, $107,800 was outstanding under the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company was in compliance with all such covenants as of March 31, 2018.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Capital Leases
During the fiscal years ended March 31, 2018, 2017 and 2016, the Company entered into new capital leases in the amounts of $8,166, $13,066 and $188, respectively, to finance a portion of the Company's capital additions for the respective years. During the fiscal year ended March 31, 2016, the Company obtained financing for existing fixed assets in the amount of $6,497.
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
Receivables Purchase Agreement
On March 28, 2016, the Company entered into a Purchase Agreement ("Receivables Purchase Agreement") to sell certain accounts receivables to a financial institution without recourse. The Company was the servicer of the accounts receivable under the Receivables Purchase Agreement. Interest rates are based on LIBOR plus 0.65% - 0.70%. As of March 31, 2017, the Company sold $78,006 worth of eligible accounts receivable. The Company currently has no capacity under the Receivables Purchase Agreement to sell Accounts Receivable.
Financial Instruments Not Recorded at Fair Value
Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2018		March 31, 2017
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,438,284	$1,446,151	$1,196,300	$1,178,968
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).
Interest paid on indebtedness during the fiscal years ended March 31, 2018, 2017 and 2016, amounted to $86,345, $72,533 and $62,325, respectively. Interest capitalized during the fiscal years ended March 31, 2018, 2017 and 2016, was $464, $158 and $668, respectively.
As of March 31, 2018, the maturities of long-term debt are as follows: 2019—$16,527; 2020—$14,236; 2021—$119,858; 2022—$494,549; 2023—$302,009; and thereafter—$508,054 through 2021.

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2018	2017
Acquired contract liabilities, net	$274,167	$394,883
Accrued warranties	45,269	77,978
Accrued workers' compensation	14,278	16,881
Customer advances	69,897	16,605
Deferred grant income	3,891	3,985
Deferred rent	17,737	8,072
Environmental contingencies	9,330	5,495
Income tax reserves	580	527
All other	6,716	13,530
Total other noncurrent liabilities	$441,865	$537,956

12.	INCOME TAXES
The components of pretax (loss) income are as follows:

	Year ended March 31,
	2018	2017	2016
Foreign	$(57,673)	$23,398	$(13,673)
Domestic	(404,175)	(47,010)	(1,145,474)
	$(461,848)	$(23,612)	$(1,159,147)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2018	2017	2016
Current:
Federal	$1,130	$5,074	$2,074
State	88	445	615
Foreign	5,433	4,341	4,426
	6,651	9,860	7,115
Deferred:
Federal	(44,262)	9,782	(148,069)
State	(14,672)	(3,166)	29,020
Foreign	15,826	2,864	747
	(43,108)	9,480	(118,302)
	$(36,457)	$19,340	$(111,187)
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2018	2017	2016
Statutory federal income tax rate	31.5%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	12.2	1.8
Goodwill impairment	(29.6)	(394.7)	(15.8)
Disposition of business	(0.3)	40.8	—
Domestic production activities deduction	—	9.6	—
Miscellaneous permanent items and nondeductible accruals	(0.2)	(18.0)	(0.2)
Research and development tax credit	3.2	43.5	0.7
Foreign tax credits	1.2	40.9	0.2
Valuation allowance	(3.4)	106.3	(13.4)
Tax reform	5.1	—	—
Other (including foreign rate differential and FIN 48)	(2.8)	42.5	1.3
Effective income tax rate	7.9%	(81.9)%	9.6%

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2018	2017
Deferred tax assets:
Net operating loss and other credit carryforwards	$187,254	$113,440
Inventory	39,351	92,718
Capitalized research and development	14,345	—
Accruals and reserves	28,012	53,264
Pension and other postretirement benefits	114,090	227,487
Acquired contract liabilities, net	65,724	143,443
	448,776	630,352
Valuation allowance	(146,770)	(141,214)
Net deferred tax assets	302,006	489,138
Deferred tax liabilities:
Deferred revenue	149,309	207,966
Property and equipment	63,570	123,250
Goodwill and other intangible assets	104,028	211,981
Prepaid expenses and other	1,588	2,236
	318,495	545,433
Net deferred tax liabilities	$16,489	$56,295
The Company follows the Income Taxes topic of ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). Some of the more significant changes that impact the Company included in the Act are reductions in the corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction, the ability to immediately expense certain property for specific tax years, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and new taxes on certain foreign sourced earnings as the U.S. transitions to a territorial tax system.
The staff of the SEC has recognized the complexity of reflecting the impacts of the Act, and, on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes, if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting ("the measurement period"). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.
At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional tax benefit of $23,398, which is included as a component of income tax expense from continuing operations.
The Company has recorded a provisional tax benefit of $24,573 related to the impact of the Act’s reduction in the statutory tax rate on its net deferred tax liability, as well as a provisional tax liability of $2,175 imposed on unremitted foreign earnings under the Act’s mandatory repatriation provisions. While the Company believes these are reasonable estimates of the impact of the Act, additional time is needed to finalize these estimates. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the IRS and as certain tax positions are finalized when the Company files its 2018 tax returns.
Due to the legislative changes aforementioned, companies need to continually reevaluate their indefinite assertion. Additional withholding taxes and/or deferred tax liability associated with basis differences may be required, but due to the legislative uncertainty around the withholding taxes on distributions under the Act, no estimate has been recorded as of March 31, 2018. This will be analyzed within the proscribed measurement period. The Company continues to review the anticipated impacts around the base erosion anti-abuse tax (“BEAT”) and the global intangible low taxed income (“GILTI”) which are effective April 1, 2018. The Company has not recorded any impact of these provisions as of March 31, 2018 but plans to perform a full analysis within the proscribed measurement period.
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
During the fiscal year ended March 31, 2018, the Company increased the valuation allowance against the consolidated net deferred tax asset by $5,556. The impact of the Act resulted in a decrease of $9,312 to the valuation allowance with the remaining change attributable to increased valuation allowance on foreign deferred tax assets and other changes in net domestic deferred tax assets. As of March 31, 2018, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.
As of March 31, 2018, the Company has net operating loss carryforwards of $131,352, $889,234 and $157,894 for U.S. federal, state and foreign jurisdictions, respectively.
The effective income tax rate for the fiscal year ended March 31, 2018, was 7.9% as compared to (81.9)% for the fiscal year ended March 31, 2017. The effective income tax rate for the fiscal year ended March 31, 2018, included the benefit of the R&D tax credit of $14,878, the benefit of the foreign tax credit of $5,385, the benefit from the Act of $23,398 and the change in the valuation allowance of $15,575 (exclusive of the reduction in the valuation allowance attributable to the Act). The effective tax rate was also impacted by the non-deductible portion of the goodwill impairment of $136,532. Due to the current year pre-tax loss, the effective tax rate drivers on a percentage basis are amplified. Accordingly, a year-over-year comparison of the effective tax rate may not be indicative of changes in the Company's tax position.
The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $1,530 or $0.03 per diluted share in fiscal 2018, $928 or $0.02 per diluted share in fiscal 2017 and $(439) or $(0.01) per diluted share in fiscal 2016.
At March 31, 2018, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $107,321. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2018 and 2017, the total amount of accrued income tax-related interest and penalties was $327 and $282, respectively.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

During the fiscal years ended March 31, 2018, 2017 and 2016, the Company added $45, $43 and $32 of interest and penalties related to activity for identified uncertain tax positions, respectively.
As of March 31, 2018 and 2017, the total amount of unrecognized tax benefits was $11,532 and $10,266, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months.
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
As of March 31, 2018, the Company is subject to examination in one state and no foreign jurisdictions. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the years ended December 31, 2002, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2018 and 2017, follows:

	Year ended March 31,
	2018	2017	2016
Beginning balance	$10,696	$9,670	$8,826
Additions for tax positions related to the current year	1,032	730	669
Additions for tax positions of prior years	31	296	175
Ending balance	$11,759	$10,696	$9,670

13.	STOCKHOLDERS' EQUITY
In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2018, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2018 and 2017, zero shares of preferred stock were outstanding.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2018 and 2017, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2016	$(58,816)	$(2,920)	$(285,426)		$(347,162)
AOCI before reclassifications	(28,396)	6,582	(16,098)		(37,912)
Amounts reclassified from AOCI	—	(1,509)	(9,595)	(2)	(11,104)
Net current period OCI	(28,396)	5,073	(25,693)		(49,016)
Balance March 31, 2017	(87,212)	2,153	(311,119)		(396,178)
AOCI before reclassifications	28,529	133	32,286		60,948
Amounts reclassified from AOCI	—	(2,164)	(30,476)	(2)	(32,640)
Net current period OCI	28,529	(2,031)	1,810		28,308
Balance March 31, 2018	$(58,683)	$122	$(309,309)		$(367,870)
(1) Net of tax.
(2) Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

14.	LOSS PER SHARE
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted loss per share:

	Year ended March 31,
	2018	2017	2016
	(thousands)
Weighted-average common shares outstanding—basic	49,442	49,303	49,218
Net effect of dilutive stock options and nonvested stock	—	—	—
Weighted-average common shares outstanding—diluted	49,442	49,303	49,218

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 50% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated $13,616, $14,163 and $17,462 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
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
In addition to the defined benefit pension plans, the Company provides certain health care benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2018. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents of eligible retirees at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums paid by the Company for most retirees for medical coverage prior to age 65 are capped and are based on years of service. Overall premiums are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2018 and 2017, on the accompanying Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2018 and 2017, and the amounts recorded on the Consolidated Balance Sheets at March 31, 2018 and 2017. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2018	2017	2018	2017
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,346,990	$2,430,315	$164,128	$179,901
Service cost	4,505	6,538	391	716
Interest cost	75,189	72,638	4,393	4,987
Actuarial loss (gain)	19,110	14,104	(17,780)	(4,865)
Plan amendments	(1,939)	121	(20,042)	—
Participant contributions	187	184	885	1,379
Settlements	(3,233)	—	—	—
Benefits paid	(168,464)	(170,900)	(12,811)	(17,990)
Currency translation adjustment	5,471	(6,010)	—	—
Projected benefit obligation at end of year	$2,277,816	$2,346,990	$119,164	$164,128
Accumulated benefit obligation at end of year	$2,272,505	$2,336,062	$119,164	$164,128
Assumptions used to determine benefit obligations at end of year
Discount rate	2.65 - 4.01%	2.87 - 4.06%	3.93%	3.86%
Rate of compensation increase	3.50 - 4.50%	3.50 - 4.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2018	2017	2018	2017
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,900,372	$1,925,685	$—	$—
Actual return on plan assets	164,281	149,103	—	—
Settlements	(3,233)	—	—	—
Participant contributions	187	184	885	1,379
Company contributions	5,124	2,146	11,926	16,611
Benefits paid	(168,464)	(170,900)	(12,811)	(17,990)
Currency translation adjustment	5,634	(5,846)	—	—
Fair value of plan assets at end of year	$1,903,901	$1,900,372	$—	$—
Funded status (underfunded)
Funded status	$(373,915)	$(446,618)	$(119,164)	$(164,128)
Reconciliation of amounts recognized in the consolidated balance sheets
Pension asset—noncurrent	$3,155	$1,465	$—	$—
Accrued benefit liability—current	(764)	(4,094)	(11,584)	(15,983)
Accrued benefit liability—noncurrent	(376,306)	(443,989)	(107,580)	(148,145)
Net amount recognized	$(373,915)	$(446,618)	$(119,164)	$(164,128)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$(3,978)	$(4,852)	$(75,261)	$(33,920)
Actuarial losses (gains)	570,933	577,605	(19,151)	(64,756)
Income tax (benefits) expenses related to above items	(205,250)	(209,696)	42,016	36,412
Unamortized benefit plan costs (gains)	$361,705	$363,057	$(52,396)	$(62,264)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2018, 2017 and 2016 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2018	2017	2016	2018	2017	2016
Components of net periodic pension cost
Service cost	$4,505	$6,538	$10,902	$391	$716	$1,186
Interest cost	75,189	72,638	88,708	4,393	4,987	7,669
Expected return on plan assets	(152,346)	(155,991)	(162,285)	—	—	—
Amortization of prior service credit cost	(2,841)	(1,782)	(4,038)	(8,537)	(13,464)	(10,810)
Amortization of net loss	13,905	12,115	9,488	(7,275)	(6,588)	(6,106)
Curtailment gain (loss)	29	—	(1,968)	(26,274)	—	—
Settlements	523	—	—	—	—	—
Special termination benefits	—	—	724	—	—	—
Total net periodic benefit (income) expense	$(61,036)	$(66,482)	$(58,469)	$(37,302)	$(14,349)	$(8,061)
Assumptions used to determine net periodic pension cost
Discount rate	2.87 - 4.06%	3.25 - 3.93%	3.31 - 4.11%	3.62 - 3.93%	3.73%	3.66%
Expected long-term rate on assets	6.50 - 8.00%	6.50 - 8.00%	6.50 - 8.25%	N/A	N/A	N/A
Rate of compensation increase	3.50 - 4.50%	3.50 - 4.50%	3.50 - 4.50%	N/A	N/A	N/A
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
The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle pursuance to ASC 250, Accounting Changes and Error Corrections, and accordingly have accounted for it prospectively.  While the benefit obligation measured under this approach is unchanged from that determined under the prior approach, the more granular application of the spot rates reduced the service and interest cost for the pension and OPEB plans for the fiscal year ending March 31, 2017, by approximately $20,000. The spot rates used to determine service and interest costs the U.S. plans ranged from 0.60% to 9.75%. Under the Company’s prior methodology, these rates would have resulted in weighted-average rates for service cost and interest

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

cost of 3.86% for the U.S. Pension plans and 3.73% for the OPEB plans. The new approach was used to measure the service cost and interest cost for our pension and OPEB plans beginning with the fiscal year ending March 31, 2017.
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
During the fiscal year ended March 31, 2018, the Society of Actuaries released a new mortality projection scale that reduced expected future mortality improvements for participants of U.S. pension plans. The Company has reflected this projection scale in the measurement of our U.S. pension and other postretirement benefit plans as of March 31, 201. This change resulted in a decrease in the benefit obligation.
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
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In March 2018, the Company ratified a new collective bargaining agreement with a group of union-represented employees, who were working without an agreement. The agreement resulted in plan amendments for one of our pension plans and our postretirement welfare benefit plan. These amendments eliminated future service under the plans and generated curtailments, which accelerated $11,146 of prior service credits for the postretirement welfare benefits plan and accelerates $29 of prior service costs for the pension plan. These amounts were included in "Curtailment and settlement gain, net" on the Consolidated Statement of Operations.

•
In November 2017, the Company announced an amendment to the postretirement welfare benefits plan for its non-represented employee participants. Effective January 1, 2018, the Company eliminated and reduced certain welfare benefits for non-represented retirees and active participants. Those changes resulted in a decrease in the OPEB obligation of $17,652 and a curtailment gain of $15,099 included in "Curtailment and settlement gain, net" on the Consolidated Statement of Operations.

•
In March 2016, one of the Company's union-represented groups of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the postretirement welfare plan, for which participants will no longer receive a benefit after the fiscal year ended March 31, 2016. This change resulted in the termination of the plan and as a result, the plan's liability was eliminated as of March 31, 2016, and the Company recognized a credit of approximately $2,297. Additionally, the agreement includes an amendment to the pension plan, under which participants will no longer continue to accrue a benefit after the fiscal year ending March 31, 2021. This change resulted in a curtailment gain of approximately $1,516 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

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

•
In April 2015, the Company's largest union-represented group of employees ratified a new collective bargaining agreement. The agreement includes an amendment to the pension plan, under which participants will no longer accrue benefits after 30 years of service under the plan. This change resulted in a curtailment charge of approximately $2,863 and is presented on the accompanying Consolidated Statements of Operations within "Curtailments, settlements and early retirement incentives."

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2019:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2019 net periodic benefit costs
Prior service credit	$(3,630)	$(4,655)
Actuarial loss	$16,722	$(9,851)
Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2019	$172,114	$11,731
2020	168,993	11,295
2021	165,827	11,003
2022	163,143	10,522
2023	161,307	9,955
2022 - 2026	747,646	41,444
* Net of expected Medicare Part D subsidies of $660 to $902 per year.
Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2018 and the actual asset allocations at March 31, 2018 and 2017.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2018	2018	2017
Equity securities	40 - 50%	45%	48%
Fixed income securities	40 - 50%	48	47
Alternative investment funds	0 - 10%	5	5
Other	0 - 5%	2	—
Total		100%	100%
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
The tables below provide the fair values of the Company's plan assets at March 31, 2018 and 2017, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 2 for definition of levels).

March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25,559	$6,670	$—	$32,229
Equity securities
International	164,033	—	—	164,033
U.S. equity	63,037	—	—	63,037
U.S. commingled fund	533,177	—	—	533,177
International commingled fund	46,147	—	—	46,147
Fixed income securities
Corporate bonds	—	118,474	—	118,474
Government securities	—	11,815	—	11,815
U.S. commingled fund	681,807	—	—	681,807
Other
Insurance contracts	—	—	1,256	1,256
Total investment in securities—assets	$1,513,760	$136,959	$1,256	$1,651,975

U.S. equity commingled fund				4,428
International equity commingled fund				44,779
U.S. fixed income commingled fund				105,721
Private equity and infrastructure				94,305
Other				1,598
Total investment measured at NAV as a practical expedient				$250,831
Receivables				1,238
Payables				(143)
Total plan assets				$1,903,901

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25,537	$3,343	$—	$28,880
Equity securities
International	173,898	—	—	173,898
U.S. equity	68,454	—	—	68,454
U.S. commingled fund	548,760	—	—	548,760
International commingled fund	44,330	8,605	—	52,935
Fixed income securities
Corporate bonds	—	27,273	—	27,273
Government securities	—	149,295	—	149,295
U.S. commingled fund	597,340	—	—	597,340
International commingled fund	10,028	3,651	—	13,679
Other fixed income	—	5,644	—	5,644
Other
Insurance contracts	—	—	1,173	1,173
Total investment in securities—assets	$1,468,347	$197,811	$1,173	$1,667,331

U.S. equity commingled fund				5,475
International equity commingled fund				54,512
Government fixed income securities				1,262
U.S. fixed income commingled fund				85,682
International fixed income commingled fund				5,828
Private equity and infrastructure				76,200
Other				1,564
Total investment measured at NAV as a practical expedient				$230,523
Receivables				2,623
Payables				(105)
Total plan assets				$1,900,372
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
The following table represents a rollforward of the balances of our pension plan assets that are valued using Level 3 inputs:

	March 31, 2017, Balance	Acquisitions	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2018, Balance
Insurance contracts	1,173	—	—	—	83	1,256
Total	$1,173	$—	$—	$—	$83	$1,256

	March 31, 2016, Balance	Acquisitions	Net Purchases (Sales)	Net Realized Appreciation (Depreciation)	Net Unrealized Appreciation (Depreciation)	March 31, 2017, Balance
Insurance contracts	1,349	—	—	—	(176)	1,173
Total	$1,349	$—	$—	$—	$(176)	$1,173
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The effect of a 25 basis-point change in discount rates as of March 31, 2018, is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(58,827)	$(2,351)
Net periodic expense		(101)	(300)
Decrease of 25 basis points
Obligation	*	$61,577	$2,443
Net periodic expense		226	312
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2018, the expected long-term rate of return on assets was 6.50 - 8.00%. For fiscal 2019, the expected long-term rate of return is 5.00 - 8.00%.
A significant factor used in estimating future per capita cost of covered health care benefits for our retirees and us is the health care cost trend rate assumption. The rate used at March 31, 2018, was 6.40% and is assumed to decrease gradually to 4.50% by fiscal 2027 and remain at that level thereafter. The effect of a one-percentage-point change in the health care cost trend rate in each year is shown below:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$256	$(231)
Obligation	5,469	(4,960)
Anticipated Contributions to Defined Benefit and Postretirement Welfare Benefit Plans
Assuming a normal retirement age of 65, the Company does not expect to contribute to its qualified U.S. defined benefit pension plans and expects to contribute $1,489 to its nonqualified and non-U.S. pension plans. The Company expects to contribute $11,731 to its postretirement welfare benefits plan during fiscal 2019. No plan assets are expected to be returned to the Company in fiscal 2019.

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
The Company recognized $7,949, $7,922 and $2,657 of share-based compensation expense during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2018, 2017 and 2016, was $0, $2,851 and $930, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2018, was as follows:

	Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	150,000	$30.86
Granted	—	—
Outstanding at March 31, 2018	150,000	$30.86	8.0	$—
At March 31, 2018 and 2017, 4,034,003 shares and 4,355,185 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's nonvested shares/units of restricted stock and deferred stock units as of March 31, 2018, and changes during the fiscal year ended March 31, 2018, is presented below:

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Shares	Weighted- Average Grant Date Fair Value
Nonvested restricted awards and deferred stock units at March 31, 2017	612,913	$37.24
Granted	474,017	38.23
Vested	(91,155)	38.18
Forfeited	(152,835)	36.02
Nonvested restricted awards and deferred stock units at March 31, 2018	842,940	$37.92
The fair value of employee restricted stock which vested during fiscal 2018 was $2,081. The tax benefit from vested restricted stock was $303, $182 and $96 during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2018, 2017 and 2016, was $38.23, $33.70 and $63.68, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $11,317, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
During the fiscal year ended March 31, 2016, 15,200 deferred stock units were granted to the non-employee members of the Board of Directors, respectively, under the prior Directors' Plan. Each deferred stock unit represents the contingent right to receive one share of the Company's common stock. The deferred stock units vest over a three or four-year period and the shares of common stock underlying vested deferred stock units will be delivered on January 1 of the year following the year in which the non-employee director terminates service as a Director of the Company.
During the fiscal years ended March 31, 2018 and 2017, respectively, 79,327 and 45,315 restricted stock units were granted to the non-employee members of the Board of Directors’ under the Directors’ Plan. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. The restricted stock units vest on the first anniversary of the date of grant. The fair value of non-employee members of the Board of Directors restricted awards which vested during fiscal 2018 was $716.

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
The Company's risk related to pension projected obligations as of March 31, 2018, is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets, including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's potential risk related to OPEB projected obligations as of March 31, 2018, is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2019 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.
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
During the fiscal years ended March 31, 2017 and 2016, the Company committed to a restructuring of certain of its businesses as well as the consolidation of certain of its facilities. The Company expected to reduce its footprint by approximately 4.3 million square feet and expected to reduce head count by 2,500 employees. The Company estimated that it would record aggregate pre-tax charges of $195,000 to $210,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. As of March 31, 2018, the Company expects to incur an aggregate pre-tax charge of $189,100 upon completion of the restructuring. Through the fiscal year ended March 31, 2018, the Company has incurred $177,005, and expects to incur approximately $12,000 of additional pre-tax charges.
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the restructuring plans noted above:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$25,000
Facility closure and other exit costs (1)	34,400
Contract termination costs	18,400
Accelerated depreciation charges (2)	36,300
Other (3)	75,000
$189,100
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Accelerated depreciation charges are recorded as part of Depreciation and amortization on the Consolidated Statement of Operations.
(3) Consists of other costs directly related to the plan, including project management, legal and regulatory costs.
The restructuring charges recognized by type and by segment consisted of the following:

	Fiscal year ended March 31, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$139	$3,742	$—	$158	$4,039
Facility closure and other exit costs	866	9,321	—	—	10,187
Other	1,937	4,016	779	19,111	25,843
Total restructuring	2,942	17,079	779	19,269	40,069
Depreciation and amortization	2,376	629	—	—	3,005
Total	$5,318	$17,708	$779	$19,269	$43,074

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Fiscal year ended March 31, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$1,449	$1,669	$147	$—	$3,265
Facility closure and other exit costs	—	5,285	526	—	5,811
Other	49	10,576	280	22,196	33,101
Total restructuring	1,498	17,530	953	22,196	42,177
Depreciation and amortization	732	9,886	180	—	10,798
Total	$2,230	$27,416	$1,133	$22,196	$52,975

	Fiscal year ended March 31, 2016
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$100	$11,742	$397	$4,061	$16,300
Facility closure and other exit costs	—	14,295	—	—	14,295
Other	—	—	—	5,587	5,587
Total restructuring	100	26,037	397	9,648	36,182
Depreciation and amortization	46	12,183	145	—	12,374
Included in Cost of sales:
Contract termination costs	—	12,100	—	—	12,100
Accelerated depreciation	—	10,018	—	—	10,018
Other	—	10,282	—	—	10,282
Total	$146	$70,620	$542	$9,648	$80,956
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
Trade accounts receivable from The Boeing Company ("Boeing") represented approximately 10% and 5% of total accounts receivable as of March 31, 2018 and 2017, respectively. Trade accounts receivable from Gulfstream represented approximately 16% and 3% of total accounts receivable as of March 31, 2018 and 2017, respectively. The Company had no other significant concentrations of credit risk.
Sales to Boeing for fiscal 2018 were $1,004,274, or 31% of net sales, of which $206,740, $788,151, and $9,383 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for fiscal 2017 were $1,243,981, or 35% of net sales, of which $209,669, $1,004,075, and $30,237 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for fiscal 2016 were $1,472,641, or 38% of net sales, of which $199,826, $1,237,717, and $35,098 were from Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for fiscal 2018 were $421,985, or 13% of net sales, of which $1,313, $420,204, and $468 were from Integrated Systems, Aerospace Structures, and Product Support, respectively. Sales to Gulfstream for fiscal 2017 were $440,998, or 12% of net sales, of which $1,881, $438,880, and $237 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for fiscal 2016 were $476,327, or 12% of net sales, of which $3,492, $472,627, and $208 were from Integrated Systems, Aerospace Structures and Product Support, respectively.
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
Approximately 17% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2018, none of the Company's collectively bargained workforce are working under contracts that have expired or are set to expire within one year.
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
During the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 848 at its Red Oak, Texas facility.
Subsequent to the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 952 at its Tulsa, Oklahoma facility.

21.	SEGMENTS
The Company reports financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures and Product Support. The Company's CODM utilizes Adjusted EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
Integrated Systems consists of the Company’s operations that provides integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electro-mechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes of the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining, gear manufacturing, sheet metal fabrication, forming, advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling, and surface treatments.
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
Segment Adjusted EBITDA is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company's segments, including items such as loss on divestitures and curtailments, settlement and early retirement incentives.
Effective January 1, 2018, the Company combined its Aerospace Structures and Precision Components reporting segments into one reporting segment, Aerospace Structures. Aerospace Structures and Precision Components share many of the same customers and suppliers and have substantial inter-company work on common programs. As a single operating segment, the Company is able to leverage its combined resources to make it more cost competitive and enhance performance. The newly

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

formed operating segment is also a reportable segment. As a result, effective January 1, 2018, the Company has three reporting segments for future financial reporting purposes - Integrated Systems, Product Support and Aerospace Structures.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDA to operating income before interest is as follows:

	Year Ended March 31,
	2018	2017	2016
Net sales:
Integrated Systems	$986,351	$1,040,805	$1,094,703
Aerospace Structures	1,954,729	2,172,768	2,500,679
Product Support	281,913	338,325	311,394
Elimination of inter-segment sales	(24,042)	(19,099)	(20,704)
	$3,198,951	$3,532,799	$3,886,072
(Loss) income before income taxes:
Operating (loss) income:
Integrated Systems	$187,205	$201,294	$220,649
Aerospace Structures	(492,457)	(90,489)	(1,278,906)
Product Support	45,702	55,801	24,977
Corporate	(102,856)	(109,717)	(57,826)
	(362,406)	56,889	(1,091,106)
Interest expense and other	99,442	80,501	68,041
	$(461,848)	$(23,612)	$(1,159,147)
Depreciation and amortization:
Integrated Systems	$35,986	$40,332	$42,086
Aerospace Structures	113,786	126,116	123,018
Product Support	6,744	9,037	11,009
Corporate	1,852	1,461	1,642
	$158,368	$176,946	$177,755

Impairment charge of intangible assets:
Integrated Systems	$—	$—	$400
Aerospace Structures	535,227	266,298	873,961
	$535,227	$266,298	$874,361

Amortization of acquired contract liabilities, net:
Integrated Systems	$38,293	$36,760	$41,585
Aerospace Structures	86,855	84,244	90,778
	$125,148	$121,004	$132,363

Adjusted EBITDA:
Integrated Systems	$184,898	$204,866	$213,056
Aerospace Structures	69,701	217,681	(360,635)
Product Support	52,446	64,838	37,886
Corporate	(95,985)	(89,132)	(57,428)
	$211,060	$398,253	$(167,121)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
Capital expenditures:
Integrated Systems	$6,146	$16,487	$28,142
Aerospace Structures	29,519	30,434	48,219
Product Support	2,206	2,630	2,700
Corporate	4,179	2,281	986
	$42,050	$51,832	$80,047

	March 31,
	2018	2017
Total Assets:
Integrated Systems	$1,225,770	$1,281,828
Aerospace Structures	2,260,416	2,810,930
Product Support	281,101	284,231
Corporate	39,777	37,611
	$3,807,064	$4,414,600
During fiscal years ended March 31, 2018, 2017 and 2016, the Company had foreign sales of $758,936, $768,703 and $797,976, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2018 and 2017, the Company had foreign long-lived assets of $222,841 and $315,224, respectively.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements' including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2018 and 2017, statements of operations and comprehensive income for the fiscal years ended March 31, 2018, 2017 and 2016, and statements of cash flows for the fiscal years ended March 31, 2018, 2017 and 2016.
SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$44	$—	$35,775	$—	$35,819
Trade and other receivables, net	1,686	115,497	297,002	—	414,185
Inventories	—	1,312,747	114,422	—	1,427,169
Prepaid expenses and other	17,513	15,712	11,203	—	44,428
Assets held for sale	—	—	1,324	—	1,324
Total current assets	19,243	1,443,956	459,726	—	1,922,925
Property and equipment, net	11,984	594,437	119,582	—	726,003
Goodwill and other intangible assets, net	—	973,954	126,555	—	1,100,509
Other, net	21,930	29,904	5,793	—	57,627
Intercompany investments and advances	1,987,599	81,542	73,184	(2,142,325)	—
Total assets	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064
Current liabilities:
Current portion of long-term debt	$903	$15,624	$—	$—	$16,527
Accounts payable	12,088	356,236	50,043	—	418,367
Accrued expenses	46,679	467,674	42,752	—	557,105
Liabilities related to assets held for sale	—	—	440	—	440
Total current liabilities	59,670	839,534	93,235	—	992,439
Long-term debt, less current portion	1,380,867	40,890	—	—	1,421,757
Intercompany debt	134,590	1,952,042	524,788	(2,611,420)	—
Accrued pension and other postretirement benefits, noncurrent	6,484	477,403	—	—	483,887
Deferred income taxes and other	8,611	427,724	22,112	—	458,447
Total stockholders' equity	450,534	(613,800)	144,705	469,095	450,534
Total liabilities and stockholders' equity	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$19,942	$24,137	$25,554	$—	$69,633
Trade and other receivables, net	546	34,874	276,372	—	311,792
Inventories	—	1,243,461	96,714	—	1,340,175
Prepaid and other	7,763	11,678	10,623	—	30,064
Assets held for sale	—	3,250	18,005	—	21,255
Total current assets	28,251	1,317,400	427,268	—	1,772,919
Property and equipment, net	8,315	673,153	123,562	—	805,030
Goodwill and other intangible assets, net	—	1,560,050	174,919	—	1,734,969
Other, net	17,902	67,955	15,825	—	101,682
Intercompany investments and advances	2,057,534	81,541	77,090	(2,216,165)	—
Total assets	$2,112,002	$3,700,099	$818,664	$(2,216,165)	$4,414,600
Current liabilities:
Current portion of long-term debt	$33,298	$14,432	$112,900	$—	$160,630
Accounts payable	17,291	426,646	37,306	—	481,243
Accrued expenses	53,829	578,457	42,093	—	674,379
Liabilities related to assets held for sale	—	—	18,008	—	18,008
Total current liabilities	104,418	1,019,535	210,307	—	1,334,260
Long-term debt, less current portion	974,693	60,977	—	—	1,035,670
Intercompany debt	178,381	1,754,529	370,907	(2,303,817)	—
Accrued pension and other postretirement benefits, noncurrent	6,633	585,501	—	—	592,134
Deferred income taxes and other	1,403	564,358	40,302	—	606,063
Total stockholders' equity	846,474	(284,801)	197,148	87,652	846,473
Total liabilities and stockholders' equity	$2,112,002	$3,700,099	$818,664	$(2,216,165)	$4,414,600

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,918,508	$360,286	$(79,843)	$3,198,951
Operating costs and expenses:
Cost of sales	—	2,324,080	288,916	(79,843)	2,533,153
Selling, general and administrative	102,733	155,094	31,694	—	289,521
Depreciation and amortization	1,851	139,688	16,829	—	158,368
Impairment of intangible assets	—	469,717	65,510	—	535,227
Restructuring	19,269	15,423	5,377	—	40,069
Loss on divestitures	30,741	—	—	—	30,741
Curtailments, settlements and early retirement incentives	(25,722)	—	—	—	(25,722)
	128,872	3,104,002	408,326	(79,843)	3,561,357
Operating loss	(128,872)	(185,494)	(48,040)	—	(362,406)
Intercompany interest and charges	(159,038)	150,772	8,266	—	—
Interest expense and other	86,181	11,216	2,045	—	99,442
Loss from continuing operations, before income taxes	(56,015)	(347,482)	(58,351)	—	(461,848)
Income tax (benefit) expense	(17,619)	(34,134)	15,296	—	(36,457)
Net loss	(38,396)	(313,348)	(73,647)	—	(425,391)
Other comprehensive (loss) income	(2,031)	1,810	28,529	—	28,308
Total comprehensive loss	$(40,427)	$(311,538)	$(45,118)	$—	$(397,083)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,229,136	$379,960	$(76,297)	$3,532,799
Operating costs and expenses:
Cost of sales	—	2,462,270	303,845	(76,297)	2,689,818
Selling, general and administrative	66,822	182,805	31,920	—	281,547
Depreciation and amortization	1,461	158,757	16,728	—	176,946
Restructuring	22,196	19,076	905	—	42,177
Loss on divestitures	19,124	—	—	—	19,124
Impairment of intangible asset	—	266,298	—	—	266,298
	109,603	3,089,206	353,398	(76,297)	3,475,910
Operating (loss) income	(109,603)	139,930	26,562	—	56,889
Intercompany interest and charges	(183,115)	174,240	8,875	—	—
Interest expense and other	75,483	11,689	(6,671)	—	80,501
(Loss) income from continuing operations, before income taxes	(1,971)	(45,999)	24,358	—	(23,612)
Income tax expense (benefit)	23,729	(8,962)	4,573	—	19,340
Net (loss) income	(25,700)	(37,037)	19,785	—	(42,952)
Other comprehensive income (loss)	5,073	(25,693)	(28,396)	—	(49,016)
Total comprehensive loss	$(20,627)	$(62,730)	$(8,611)	$—	$(91,968)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS):

	Fiscal year ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,577,733	$369,954	$(61,615)	$3,886,072
Operating costs and expenses:
Cost of sales	—	3,343,038	315,876	(61,615)	3,597,299
Selling, general and administrative	43,969	206,815	36,565	—	287,349
Depreciation and amortization	1,642	154,740	21,373	—	177,755
Restructuring charge	10,347	25,835	—	—	36,182
Legal settlement gain, net	—	5,476	—	—	5,476
Impairment charge	—	874,361	—	—	874,361
Curtailments, settlements and early retirement incentives	(1,244)	—	—	—	(1,244)
	54,714	4,610,265	373,814	(61,615)	4,977,178
Operating (loss) income	(54,714)	(1,032,532)	(3,860)	—	(1,091,106)
Intercompany interest and charges	(206,998)	194,188	12,810	—	—
Interest expense and other	60,950	10,239	(3,148)	—	68,041
Income (loss) from continuing operations, before income taxes	91,334	(1,236,959)	(13,522)	—	(1,159,147)
Income tax expense (benefit)	17,161	(132,648)	4,300	—	(111,187)
Income (loss) from continuing operations	74,173	(1,104,311)	(17,822)	—	(1,047,960)
Net income (loss)	74,173	(1,104,311)	(17,822)	—	(1,047,960)
Other comprehensive loss	(163)	(136,024)	(12,065)	—	(148,252)
Total comprehensive income (loss)	$74,010	$(1,240,335)	$(29,887)	$—	$(1,196,212)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss)	$(38,396)	$(313,348)	$(73,647)	$—	$(425,391)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(25,181)	93,849	65,048	2,781	136,497
Net cash (used in) provided by operating activities	(63,577)	(219,499)	(8,599)	2,781	(288,894)
Capital expenditures	(4,179)	(32,445)	(5,426)	—	(42,050)
Proceeds from sale of assets and businesses	—	82,445	637	—	83,082
Cash used for businesses and intangible assets acquired	—	—	(2,818)	—	(2,818)
Net cash (used in) provided by investing activities	(4,179)	50,000	(7,607)	—	38,214
Net decrease in revolving credit facility	82,888	—	—	—	82,888
Proceeds on issuance of debt	500,000	743	43,500	—	544,243
Retirements and repayments of debt	(314,999)	(23,774)	(48,600)	—	(387,373)
Payments of deferred financing costs	(17,729)	—	—	—	(17,729)
Dividends paid	(7,943)	—	—	—	(7,943)
Repurchase of restricted shares for minimum tax obligation	(483)	—	—	—	(483)
Intercompany financing and advances	(193,876)	168,393	28,264	(2,781)	—
Net cash used in financing activities	47,858	145,362	23,164	(2,781)	213,603
Effect of exchange rate changes on cash and cash equivalents	—	—	3,263	—	3,263
Net change in cash and cash equivalents	(19,898)	(24,137)	10,221	—	(33,814)
Cash and cash equivalents at beginning of year	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of year	$44	$—	$35,775	$—	$35,819

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(25,700)	$(37,037)	$19,785	$—	$(42,952)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	36,295	260,469	12,443	15,267	324,474
Net cash provided by operating activities	10,595	223,432	32,228	15,267	281,522
Capital expenditures	(2,281)	(37,436)	(12,115)	—	(51,832)
Proceeds from sale of assets and businesses	45,288	23,316	17,583	—	86,187
Cash used for businesses and intangible assets acquired	—	9	—	—	9
Net cash used in investing activities	43,007	(14,111)	5,468	—	34,364
Net increase in revolving credit facility	(110,000)	—	—	—	(110,000)
Proceeds on issuance of debt	—	—	24,400	—	24,400
Retirements and repayments of debt	(28,473)	(12,871)	(102,800)	—	(144,144)
Payments of deferred financing costs	(14,034)	—	—	—	(14,034)
Dividends paid	(7,927)	—	—	—	(7,927)
Repayment of governmental grant	—	(14,570)	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(182)	—	—	—	(182)
Intercompany financing and advances	125,412	(157,944)	47,799	(15,267)	—
Net cash used in financing activities	(35,204)	(185,385)	(30,601)	(15,267)	(266,457)
Effect of exchange rate changes on cash and cash equivalents	—	—	(780)	—	(780)
Net change in cash and cash equivalents	18,398	23,936	6,315	—	48,649
Cash and cash equivalents at beginning of year	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of year	$19,942	$24,137	$25,554	$—	$69,633

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$74,173	$(1,104,311)	$(17,822)	$—	$(1,047,960)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(106,837)	1,207,850	24,629	6,181	1,131,823
Net cash (used in) provided by operating activities	(32,664)	103,539	6,807	6,181	83,863
Capital expenditures	(986)	(57,503)	(21,558)	—	(80,047)
Reimbursements of capital expenditures	—	—	—	—	—
Proceeds from sale of assets and businesses	—	5,877	192	—	6,069
Cash used for businesses and intangible assets acquired	—	(48,051)	(6,000)	—	(54,051)
Net cash used in investing activities	(986)	(99,677)	(27,366)	—	(128,029)
Net increase in revolving credit facility	(8,256)	—	—	—	(8,256)
Proceeds on issuance of debt	—	6,497	128,300	—	134,797
Retirements and repayments of debt	(19,024)	(24,893)	(37,000)	—	(80,917)
Payments of deferred financing costs	(185)	—	—	—	(185)
Dividends paid	(7,889)	—	—	—	(7,889)
Repayment of governmental grant	—	(5,000)	—	—	(5,000)
Repurchase of restricted shares for minimum tax obligation	(96)	—	—	—	(96)
Intercompany financing and advances	70,024	19,316	(83,159)	(6,181)	—
Net cash provided by (used in) financing activities	34,574	(4,080)	8,141	(6,181)	32,454
Effect of exchange rate changes on cash and cash equivalents	—	—	79	—	79
Net change in cash and cash equivalents	924	(218)	(12,339)	—	(11,633)
Cash and cash equivalents at beginning of year	620	419	31,578	—	32,617
Cash and cash equivalents at end of year	$1,544	$201	$19,239	$—	$20,984

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2018				Fiscal 2017
	June 30	Sept. 30	Dec. 31 (4)	Mar. 31 (5)	June 30	Sept. 30	Dec. 31	Mar. 31 (3)
BUSINESS SEGMENT SALES
Integrated Systems	$238,136	$233,765	$239,198	$275,252	$257,356	$245,367	$256,080	$282,002
Aerospace Structures	483,314	447,771	473,273	550,371	557,047	549,138	505,888	560,695
Product Support	66,433	68,366	68,039	79,075	84,199	85,826	87,292	81,008
Inter-segment Elimination	(6,194)	(4,746)	(5,264)	(7,838)	(5,349)	(5,562)	(4,397)	(3,791)
TOTAL SALES	$781,689	$745,156	$775,246	$896,860	$893,253	$874,769	$844,863	$919,914
GROSS PROFIT (1)	$131,611	$138,350	$138,893	$161,498	$136,836	$171,427	$162,001	$256,929
OPERATING INCOME (LOSS)
Integrated Systems	$47,417	$42,087	$42,667	$55,034	$47,986	$45,797	$51,596	$55,915
Aerospace Structures	(3,546)	9,902	(174,203)	(324,610)	1,381	36,930	26,809	(155,609)
Product Support	8,437	11,233	12,399	13,633	14,059	14,265	14,662	12,815
Corporate	(33,899)	(44,374)	(567)	(24,016)	(16,700)	(26,506)	(37,901)	(28,610)
TOTAL OPERATING INCOME (LOSS)	$18,409	$18,848	$(119,704)	$(279,959)	$46,726	$70,486	$55,166	$(115,489)

NET (LOSS) INCOME	$(1,931)	$(5,378)	$(113,252)	$(298,796)	$19,734	$34,807	$29,332	$(126,825)

Basic (Loss) Earnings per share	$(0.04)	$(0.11)	$(2.29)	$(6.04)	$0.40	$0.71	$0.59	$(2.57)

Diluted (Loss) Earnings per share (2)	$(0.04)	$(0.11)	$(2.29)	$(6.04)	$0.40	$0.70	$0.59	$(2.57)

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)
The sum of the diluted earnings per share for the four quarters does not necessarily equal the total year diluted earnings per share due to the dilutive effect of the potential common shares related to the convertible debt.

(3)	Includes impairment of goodwill of $266,298 in Aerospace Structures.

(4)	Includes impairment of goodwill of $190,227 in Aerospace Structures.

(5)	Includes impairment of goodwill of $345,000 in Aerospace Structures.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2018:
Allowance for doubtful accounts receivable	$4,559	773	(987)	(313)	$4,032
For year ended March 31, 2017:
Allowance for doubtful accounts receivable	$6,492	202	307	(2,442)	$4,559
For year ended March 31, 2016:
Allowance for doubtful accounts receivable	$6,475	2,028	(47)	(1,964)	$6,492

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2018.
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
May 22, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). In our opinion, Triumph Group, Inc. ("the Company") maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Triumph Group, Inc. as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedule and our report dated May 22, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 22, 2018

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2018 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2018 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2018 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2018 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2018 Proxy Statement.

Item 11.	Executive Compensation
The information required under this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2018 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	111

All other schedules have been omitted as not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.2	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 23, 2018
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.	S-1	333-10777	4	August 23, 1996
4.2	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.2.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.3	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.3.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014
4.4	Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021	10-K	001-12235	4.12	May 27, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.5	Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	August 18, 2017
4.6	Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.2	August 18, 2017
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.5	Change of Control Employment Agreements with: John B. Wright, II.	8-K	001-12235	10.3	March 13, 2008
10.6	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.7	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.8	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.9	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.10	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.11	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.12
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
		8-K	001-12235	10.1	November 25, 2013
10.13	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.14	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.15	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.16	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.17	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 3, 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.18	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.19	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.20	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.21	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
10.22	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.23	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016	10-Q	001-12235	10.1	November 9, 2016
10.24	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.25	Eighth Amendment to the Third Amended and Restated Credit Agreement, dated May 1, 2017	8-K	001-12235	10.1	May 10, 2017
10.26	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.27	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.35	May 26, 2017
10.28	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.29	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.30	Ninth Amendment to the Third Amended and Restated Credit Agreement, dated July 31, 2017	10-Q	001-12235	10.1	November 8, 2017
10.31	Employment Letter between Triumph Group, Inc. and Peter Wick dated January 20, 2018 *	10-Q	001-12235	10.1	February 7, 2018
10.32	Separation Letter between Triumph Group, Inc. and MaryLou Thomas dated February 28, 2018 *	8-K	001-12235	10.1	March 12, 2018
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
32.2	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
101
The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and 2017; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016; (v) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.
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

TRIUMPH GROUP, INC.
/s/ Daniel J. Crowley
Dated:	May 22, 2018	By:	Daniel J. Crowley President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2018
Daniel J. Crowley
/s/ James F. McCabe, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 22, 2018
James F. McCabe, Jr.
/s/ Thomas A. Quigley III	Vice President and Controller (Principal Accounting Officer)	May 22, 2018
Thomas A. Quigley III
/s/ Ralph E. Eberhart	Chairman and Director	May 22, 2018
Ralph E. Eberhart
/s/ Paul Bourgon	Director	May 22, 2018
Paul Bourgon
/s/ John G. Drosdick	Director	May 22, 2018
John G. Drosdick
/s/ Daniel P. Garton	Director	May 22, 2018
Daniel P. Garton
/s/ Dawne S. Hickton	Director	May 22, 2018
Dawne S. Hickton
/s/ Larry O. Spencer	Director	May 22, 2018
Larry O. Spencer
/s/ William L. Mansfield	Director	May 22, 2018
William L. Mansfield
/s/ Adam J. Palmer	Director	May 22, 2018
Adam J. Palmer
/s/ Joseph M. Silvestri	Director	May 22, 2018
Joseph M. Silvestri