Form 10-Q
period 2018-06-30
TRIUMPH GROUP INC
filed 2018-08-08
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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
Common Stock, par value $0.001 per share, 49,812,122 shares outstanding as of August 7, 2018.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,055	$35,819
Trade and other receivables, less allowance for doubtful accounts of $4,458 and $4,032	337,245	376,612
Contract assets	537,332	37,573
Inventories, net of unliquidated progress payments of $0 and $387,146	533,982	1,427,169
Prepaid and other current assets	30,753	44,428
Assets held for sale	80,719	1,324
Total current assets	1,553,086	1,922,925
Property and equipment, net	732,300	726,003
Goodwill	587,571	592,828
Intangible assets, net	493,105	507,681
Other, net	53,905	57,627
Total assets	$3,419,967	$3,807,064
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$16,710	$16,527
Accounts payable	514,907	418,367
Contract liabilities	474,644	321,191
Accrued expenses	225,093	235,914
Liabilities related to assets held for sale	29,588	440
Total current liabilities	1,260,942	992,439
Long-term debt, less current portion	1,503,664	1,421,757
Accrued pension and other postretirement benefits	465,595	483,887
Deferred income taxes	16,175	16,582
Other noncurrent liabilities	400,172	441,865
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,764,360 and 49,669,848 shares outstanding	51	51
Capital in excess of par value	850,552	851,280
Treasury stock, at cost, 2,696,560 and 2,791,072 shares	(176,038)	(179,082)
Accumulated other comprehensive loss	(383,828)	(367,870)
(Accumulated deficit) retained earnings	(517,318)	146,155
Total stockholders’ (deficit) equity	(226,581)	450,534
Total liabilities and stockholders’ equity	$3,419,967	$3,807,064

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2018	2017

Net sales	$832,900	$781,689
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	770,214	645,778
Selling, general and administrative	81,656	80,248
Depreciation and amortization	38,812	39,131
Restructuring costs	4,047	17,500
Loss on assets held for sale	4,719	—
	899,448	782,657
Operating loss	(66,548)	(968)
Non-service defined benefit income	(16,538)	(19,377)
Interest expense and other	25,493	21,018
Loss before income taxes	(75,503)	(2,609)
Income tax expense (benefit)	1,031	(678)
Net loss	$(76,534)	$(1,931)

Loss per share—basic:	$(1.54)	$(0.04)

Weighted-average common shares outstanding—basic	49,552	49,341

Loss per share—diluted:	$(1.54)	$(0.04)

Weighted-average common shares outstanding—diluted	49,552	49,341

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2018	2017

Net loss	$(76,534)	$(1,931)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,524)	11,421
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - losses (gains):
Amortization of net loss	1,676	1,695
Recognized prior service credits	(2,075)	(3,042)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(399)	(1,347)
Cash flow hedges:
Unrealized (loss) gain arising during period, net of tax of $125 and $0	(965)	552
Reclassification of loss included in net earnings, net of tax of $35 and $0	(70)	(369)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,035)	183
Total other comprehensive (loss) income	(15,958)	10,257
Total comprehensive (loss) income	$(92,492)	$8,326

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Three Months Ended June 30,
	2018	2017

Operating Activities
Net loss	$(76,534)	$(1,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,812	39,131
Amortization of acquired contract liabilities	(17,234)	(29,473)
Loss on assets held for sale	4,719	—
Other amortization included in interest expense	1,887	3,263
Recovery of doubtful accounts receivable	(14)	(363)
(Benefit) provision for deferred income taxes	—	(1,060)
Employee stock-based compensation	2,462	(41)
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	27,598	(54,380)
Contract assets	(23,221)	24,070
Inventories	(30,833)	118,243
Prepaid expenses and other current assets	3,898	751
Accounts payable, accrued expenses and contract liabilities	23,341	(172,918)
Accrued pension and other postretirement benefits	(18,691)	(21,207)
Other	(1,904)	(3,133)
Net cash used in operating activities	(65,714)	(99,048)
Investing Activities
Capital expenditures	(12,200)	(12,085)
Proceeds from sale of assets	664	1,351
Net cash used in investing activities	(11,536)	(10,734)
Financing Activities
Net increase in revolving credit facility	113,186	118,961
Proceeds from issuance of long-term debt and capital leases	19,046	—
Repayment of debt and capital lease obligations	(53,762)	(33,268)
Payment of deferred financing costs	(64)	(7,160)
Dividends paid	(1,988)	(1,984)
Repurchase of restricted shares for minimum tax obligation	(532)	(296)
Net cash provided by financing activities	75,886	76,253
Effect of exchange rate changes on cash	(1,400)	864
Net change in cash	(2,764)	(32,665)
Cash and cash equivalents at beginning of period	35,819	69,633
Cash and cash equivalents at end of period	$33,055	$36,968

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2018, are not necessarily indicative of results that may be expected for the year ending March 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2018 audited condensed consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2018

The Company designs, engineers, manufactures, repairs and overhauls a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers of commercial, regional, business, and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers.
For the fiscal year ended March 31, 2018, the Company has reclassified certain assets and liabilities within the condensed consolidated balance sheets for comparability purposes with the presentation for the period ended June 30, 2018.
Standards Recently Implemented
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that supersedes ASC 605 (“legacy GAAP”). Subsequently, the FASB issued several updates to ASU 2014-09, which are pending content or otherwise codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASU 2014-09 includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of April 1, 2018 (“date of initial application”). Under this method, the cumulative effect of the adoption of ASC 606 is recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods are not adjusted and continue to be reported under legacy GAAP. The Transition Adjustment was a decrease to retained earnings of $584,900. Financial information for fiscal years 2019 and 2018 is presented under ASC 606 and under legacy GAAP, respectively. The tables below reflect adjusted fiscal year 2019 financial statement amounts as if the Company had been reporting under legacy GAAP for items that are materially different.
The adoption of ASC 606 does not impact the Company's cash flows or the underlying economics of the Company's contracts with customers. However, the pattern and timing of revenue and profit recognition, as well as financial statement presentation and disclosures, has changed.
The significant changes and the qualitative and quantitative impact of the adoption of ASC 606 are noted below:
a.Revenue from Contracts with Customers
Generally, the Company no longer uses the units-of-delivery method, and the historical use of contract blocks to define contracts for accounting purposes has been replaced by accounting contracts as identified under ASC 606. The Company's accounting contracts under ASC 606 are for the specific number of units for which orders have been received, which is typically for fewer units than what was used to define contract blocks under legacy GAAP. In most of the Company's contracts, the customer has options or requirements to purchase additional products and services that do not represent material rights since the options are at their stand alone pricing.
The primary effect of the Company’s adoption of ASC 606 (outside of the Aerospace Structures segment) was to recognize revenue over time for certain of its contracts, which is a change from recognition based on shipping terms under the legacy GAAP accounting policy.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

b.Capitalized Pre-Production Costs
Under legacy GAAP, certain capitalized pre-production costs were deferred over the life of the contract block, in certain situations this is not permitted under ASC 606. Accordingly, capitalized pre-production costs of $865,843 (pre-tax), net of previously recognized forward loss reserves of $343,983 (pre-tax), were eliminated, resulting in a decrease to retained earnings in the Transition Adjustment.
c.Contract Assets and Contract Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets in the amount of $565,414 were established in the Transition Adjustment.
Contract liabilities primarily represent cash received that is in excess of revenues recognized and is contingent upon the satisfaction of performance obligations. Contract liabilities in the amount of $288,287 were established in the Transition Adjustment, which reflects consideration received prior to the date of initial application that previously represented customer advances and additional forward losses due to change in block sizes. This liability will be recognized as revenue earlier if the options are not fully exercised, or immediately if the contract is terminated prior to the options being fully exercised.
d.Contract Costs
The Company’s accounting for pre-production, tooling and certain other costs has not changed since these costs generally do not fall within the scope of ASC 340-40, however certain related assets have been reclassified from inventory to property and equipment as they are costs to fulfill obligations beyond 1 year. Incurred production costs for anticipated contracts (satisfaction of performance obligations, which have commenced because the Company expects the customer to exercise options) continue to be classified as inventory.
e.Practical expedients
The Company has adopted ASC 606 only for contracts that were not substantially completed under legacy GAAP on the date of initial application. For these contracts, the Company has reflected the aggregate effect of all modifications executed prior to the date of initial application when identifying satisfied and unsatisfied performance obligations, for determining the transaction price and for allocating the transaction price.
The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements for the three months and period ended June 30, 2018.

	For the Three Months Ended
	As Reported June 30, 2018	Impact of Adoption of ASC Topic 606	As Adjusted June 30, 2018
Net Sales	$832,900	$(56,238)	$776,662
Cost of sales (exclusive of depreciation and amortization)	770,214	26,853	797,067
Selling, general and administrative	81,656	1,352	83,008
Interest expense and other	25,493	(2,288)	23,205
Net loss *	(76,534)	(82,155)	(158,689)

(Loss) earnings per share
Basic	$(1.54)	$(1.66)	$(3.20)
Diluted	$(1.54)	$(1.66)	$(3.20)
* The Company did not have a net tax effect on the Transition Adjustment due to its valuation allowance position.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	As Reported June 30, 2018	Impact of Adoption of ASC Topic 606	As Adjusted June 30, 2018
Assets
Trade and other receivables	$337,245	$(23,667)	$313,578
Contract assets, short term	537,332	(512,258)	25,074
Inventories, net	533,982	797,105	1,331,087
Property and equipment, net	732,300	(37,850)	694,450
Total assets	3,419,967	223,330	3,643,297
Liabilities
Contract liabilities	474,644	(288,747)	185,897
Other noncurrent liabilities	400,172	9,327	409,499
Stockholders' (Deficit) Equity
Accumulated other comprehensive loss	(383,828)	6	(383,822)
Accumulated (deficit) retained earnings	(517,318)	502,744	(14,574)
Total liabilities and stockholders' (deficit) equity	3,419,967	223,330	3,643,297
Adoption of ASU 2017-07
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of net periodic pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, with other cost components presented separately from the service cost component and outside of income from operations. ASU 2017-07 also allows only the service cost component of net periodic pension benefit cost to be eligible for capitalization when applicable. ASU 2017-07 was effective for years beginning after December 15, 2017. The Company adopted this standard on April 1, 2018, applying the presentation requirements retrospectively. We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in the employee benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. Provisions related to presentation of the service cost component eligibility for capitalization were applied prospectively.
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statements of operations was as follows:

	For the Three Months Ended
	As Previously Reported June 30, 2017	Impact of Adoption of ASU 2017-07	As Adjusted June 30, 2017
Cost of sales	$627,346	$18,432	$645,778
Selling, general and administrative	79,303	945	80,248
Non-service defined benefit income	—	(19,377)	(19,377)
For the three months ended June 30, 2018, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales."
Adoption of ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of April 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company’s condensed consolidated financial statements.
Standards Issued Not Yet Implemented
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update requires recognition of lease right of use assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within those years. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the guidance to determine the impact it will have on the Company's condensed consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.
Management may make significant judgments when assessing the standalone selling prices of the Company’s products and services, the estimated amounts of variable consideration and related constraints, and the number of options likely to be exercised. The Company also estimates the cost of satisfying the performance obligations in its contracts and options that may extend over many years. Cost estimates reflect currently available information and the impact of any changes to cost estimates, based upon the facts and circumstances, are recorded in the period in which they become known.
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s contracts with customers are typically for products and services to be provided at fixed stated prices but may also include variable consideration. Variable consideration may include, but is not limited to, unpriced contract modifications; cost sharing provisions; incentives and awards; non-warranty claims and assertions; provisions for non-conformance and rights to return; or other payments to, or receipts from, customers. The Company estimates the variable consideration using the expected value or the most likely amount based upon the facts and circumstances, available data and trends, and the history of resolving variability with specific customers.
The Company regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modifications, and other statements of work. The Company's contractual terms typically provide for price negotiations after certain customer-directed changes have been accepted by the Company. Prices are estimated and related costs are deferred until they are contractually agreed upon with the customer. When a contract is modified, the Company evaluates whether additional distinct products and services have been promised and whether allocation of consideration is necessary. If not, the modification is treated as a change to the performance obligations within the existing contract, or otherwise accounted for as a new contract prospectively.
The Company allocates the consideration for a contract to the performance obligations on the basis of their relative standalone selling price. The Company estimates the likelihood of the amount of options that the customer is going to exercise when assessing the existence of performance obligations with respect to this allocation or for assessing the impact of loss contracts. The Company typically provides warranties on all the Company's products and services. Warranties are typically not priced separately, since customers cannot purchase them independently of the products or services under contract so they do not create performance obligations. Triumph's warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

material or workmanship issue, the Company may be required to pay the customer for repairs or perform the repair. Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims. In the case of new development products or new customers, the Company also considers factors, including management judgment and the type and nature of the new product or new customer, among others. Actual results could differ from those estimates and assumptions.
For the three months ended June 30, 2018, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, decreased net sales, operating income, net income and earnings per share by approximately $(6,423), $(3,626), $(3,626) and $(0.07), net of tax, respectively. In addition, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales." For the three months ended June 30, 2017, cumulative catch-up adjustments from changes in estimates decreased operating income, net income and earnings per share by approximately $(5,289), $(3,915) and $(0.08), net of tax, respectively.
Revenue Recognition
A significant majority of the Company’s revenues are from long-term supply agreements with various aerospace manufacturers. The Company participates in its customers’ programs by providing design, development, manufacturing, and support services across its various segments. During the early stages of a program, this frequently involves non-recurring design and development services, including tooling. As the program matures, the Company provides recurring manufacturing of products in accordance with customer design and schedule requirements. Many contracts include clauses that provide sole supplier status to the Company for the duration of the program’s life. The Company's long-term supply agreements typically include fixed price volume-based terms and require the satisfaction of performance obligations for the duration of the program’s life.
The identification of an accounting contract with a customer and the related promises requires an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. In general, these long-term supply agreements are legally governed by Master Supply Agreements (or General Terms & Agreement) under which special business provisions (or work package agreements) define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased. The units for accounting purposes (“accounting contract”) are typically determined by the purchase orders. Revenue is recognized when the Company has a contract with presently enforceable rights and obligations, including an enforceable right to payment for work performed. Customers generally contract with the Company for requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for OEMs. A single program may result in multiple contracts for accounting purposes, and within the respective contracts, non-recurring work elements and recurring work elements may result in multiple performance obligations. The Company generally contracts directly with its customers and is the principal in all current contracts.
Management considers a number of factors when determining the existence of a contract and the related performance obligations that include, but are not limited to, the nature and substance of the business exchange; the contractual terms and conditions; the promised products and services; the termination provisions in the contract; including the presently enforceable rights and obligations of the parties to the contract; the nature and execution of the customer’s ordering process and how the Company is authorized to perform work; whether the promised products and services are capable of being distinct and are distinct within the context of the contract; as well as how and when products and services are transferred to the customer.
Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses, when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use or when performing work on a customer-owned asset. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress toward satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Revenues for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally based on shipping terms). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of and obtain the benefits from the products and services. Shipping and handling costs are not considered performance obligations and are included in cost of sales as incurred.
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. A subset of the Company’s current contracts include significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. As allowed by ASC 606, for all of its contracts the Company has elected to exclude sales and other similar taxes from the transaction price, since the Company generally is not subject to collecting sales tax. As a result, the Company collections from customers for these taxes are on a net basis.
Standalone selling price is the price at which the Company would sell a promised good or service separately to a customer. Standalone selling prices are established at contract inception, and subsequent changes in transaction price are allocated on the same basis as at contract inception. When standalone selling prices for the Company’s products and services are generally not observable, the Company uses either the “Expected Cost plus a Margin” or "Adjusted Market Assessment" approaches to determine standalone selling price. Expected costs are typically derived from the available periodic forecast information. If a contract modification changes the overall transaction price of an existing contract, the Company allocates the new transaction price on the basis of the relative standalone selling prices of the performance obligations and cumulative adjustments, if any, are recorded in the current period.
The Company also identifies and estimates variable consideration for contractual provisions such as unpriced contract modifications, cost sharing provisions, and other receipts or payments to customers. The timing of satisfaction of performance obligations and actual receipt of payment from a customer may differ and affects the balances of the contract assets and liabilities.
For contracts that are deemed to be loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration in the period in which they become known. The Company records forward loss reserves for all performance obligations in the aggregate for the accounting contract.
Included in net sales of Integrated Systems and Aerospace Structures, is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended June 30, 2018 and 2017, the Company recognized $17,234 and $29,473 of non-cash amortization, respectively, into net sales on the accompanying condensed consolidated statements of operations.
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are noted in Note 13, Segments.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table shows disaggregated revenues satisfied overtime and point in time (excluding intercompany sales) for the three months ended June 30, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
Revenue from contracts with performance obligations:
Satisfied over time	$64,359	$461,664	$59,425	$585,448
Satisfied at a point in time	174,027	68,684	4,741	247,452
	$238,386	$530,348	$64,166	$832,900
The following tables shows disaggregated revenues by end market (excluding intercompany sales) for the three months ended June 30, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
Sales by end market:
Commercial aerospace	$127,876	$282,164	$49,468	$459,508
Military	83,054	57,922	9,385	150,361
Business jets	13,243	175,832	1,395	190,470
Regional	7,398	6,402	3,918	17,718
Non-aviation	6,815	8,028	—	14,843
Total	$238,386	$530,348	$64,166	$832,900
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 21% and 10% of total trade accounts receivable as of June 30, 2018 and March 31, 2018, respectively. Trade accounts receivable from Gulfstream (representing commercial, military and space) represented approximately 8% and 16% of total trade accounts receivable as of June 30, 2018 and March 31, 2018, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the three months ended June 30, 2018, were $274,296, or 33% of net sales, of which $51,593, $219,461, and $3,242 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the three months ended June 30, 2017, were $257,311, or 33% of net sales, of which $53,530, $201,688 and $2,093 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the three months ended June 30, 2018, were $90,771, or 11% of net sales, of which $595, $90,128, and $48 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the three months ended June 30, 2017, were $116,026, or 15% of net sales, of which $306, $115,710, and $10 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended June 30, 2018 and 2017, was $2,462 and $(41), respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2018
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.2	$604,266	$(249,157)	$355,109
Product rights, technology and licenses	11.4	55,025	(42,369)	12,656
Non-compete agreements and other	16.3	2,756	(1,010)	1,746
Tradenames	10.0	150,000	(26,406)	123,594
Total intangibles, net		$812,047	$(318,942)	$493,105

	March 31, 2018
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.3	$606,148	$(240,779)	$365,369
Product rights, technology and licenses	11.4	55,253	(41,858)	13,395
Non-compete agreements and other	16.3	2,756	(965)	1,791
Tradenames	10.3	150,000	(22,874)	127,126
Total intangibles, net		$814,157	$(306,476)	$507,681
Amortization expense for the three months ended June 30, 2018 and 2017, was $13,233 and $14,847, respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its divestitures (see Note 3).
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. The warranty reserves as of June 30, 2018 and March 31, 2018, were $66,433 and $69,588, respectively.
Supplemental Cash Flow Information
The Company received income tax refunds, net of payments of $7,715 and paid $2,749 for income taxes, net of refunds, for the three months ended June 30, 2018 and 2017, respectively.
The Company made interest payments of $12,734 and $24,007 for the three months ended June 30, 2018 and 2017, respectively.
During the three months ended June 30, 2018, the Company financed $1,846 of property and equipment additions through capital leases.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

As of June 30, 2018, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In May 2018, the Company entered into a definitive agreement to divest Triumph Structures - Los Angeles, Inc. ("TS-LA") and Triumph Processing, Inc. ("TPI"). As a result of the sale of TS-LA and TPI, the Company recognized a loss of $4,719 which is presented on the accompanying condensed consolidated statements of operations as "Loss on assets held for sale." The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2019. The operating results for TSLA and TPI are included in Aerospace Structures for the period ended June 30, 2018. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
In March 2018, the Company sold all of the shares of Triumph Structures Long Island, LLC ("TS-LI") for cash proceeds of $9,500, and a note receivable of $1,400. As a result of the sale of TS-LI, the Company recognized a loss of $10,370. The operating results of TS-LI were included in Aerospace Structures through the date of divestiture.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857. The operating results of Embee were included in Integrated Systems through the date of divestiture.
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60,364. As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17,794. This transaction is expected to close during the first half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
The divestitures of these entities does not represent a strategic shift and is not expected to have a major effect on the Company's operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures do not meet the criteria to be classified as discontinued operations.
To measure the amount of impairment related to the divestitures, the Company compared the fair values of assets and liabilities at the evaluation dates with the carrying amounts at the end of the month prior to the respective evaluation dates. The assets and liabilities of the above divestitures and assets held for sale are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities (see Note 2 above for the definition of levels).
4.    CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. No impairments to contract assets were recorded for the period ended June 30, 2018.
Contract liabilities are established for cash received that is in excess of revenues recognized and are contingent upon the satisfaction of performance obligations. Contract liabilities primarily consist of cash received on contracts for which revenue has been deferred since the Company has not fulfilled its obligation to the customer, along with provisions for forward losses due to changes in block size and performance obligations.

	June 30, 2018	March 31, 2018	Change
Contract assets	$537,332	$37,573	$499,759
Contract liabilities	(474,644)	(321,191)	(153,453)
Net contract asset	$62,688	$(283,618)	$346,306

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The increase in contract assets reflects the effect of the adoption of ASC 606 of approximately $565,000, partially offset by revenue recognized during the period from performance obligations satisfied in previous periods of $6,423 and the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the effect of the adoption of ASC 606 of approximately $288,000 and the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended June 30, 2018, the Company recognized $46,504 of revenue that was included in the contract liability balance at the beginning of the period.

5.    PERFORMANCE OBLIGATIONS
As of June 30, 2018, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,438,940	$2,406,559	$1,865,190	$166,289	$902

6.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2018	March 31, 2018
Raw materials	$61,358	$69,069
Work-in-process, including manufactured and purchased components	359,292	1,591,952
Finished goods	55,042	95,234
Rotable assets	58,290	58,060
Less: unliquidated progress payments	—	(387,146)
Total inventories	$533,982	$1,427,169
At March 31, 2018, work-in-process inventory previously included capitalized pre-production costs on newer development programs. Capitalized pre-production costs include non-recurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries.
Following the adoption of ASU 2014-09, the capitalized pre-production costs and forward loss provisions associated with these programs were recognized in the transition adjustment. At March 31, 2018, the balance of development program inventory, composed principally of capitalized pre-production costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7500 program ("Bombardier") and Embraer for the second generation E-Jet program ("Embraer") was as follows:

	March 31, 2018
	Inventory	Capitalized Pre-Production	Forward Loss Provision	Total Inventory, net
Bombardier	$321,780	$685,503	$(343,000)	$664,283
Embraer	38,125	180,340	(983)	217,482
Total	$359,905	$865,843	$(343,983)	$881,765

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Under our contract for the Bombardier Global 7500 wing program ("Global 7500"), the Company has the right to design, develop and manufacture wing components for the Global 7500 program. The Global 7500 contract provides for fixed pricing and requires the Company to fund certain up-front development expenses, with certain milestone payments made by Bombardier.
The Global 7500 program charge resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program, and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.
The Global 7500 program has continued to incur costs since March 2016 in support of the development and transition to production.
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for the Global 7500 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward.
Further cost increases or an inability to meet revised recurring cost forecasts on the Global 7500 program may result in additional forward loss reserves in future periods, while improvements in future costs compared with current estimates may result in favorable adjustments if forward loss reserves are no longer required.
The Company is still in the early production stages for the Bombardier and Embraer programs, as these aircrafts are scheduled to enter service in fiscal 2019. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

7.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2018	March 31, 2018

Revolving line of credit	$226,073	$112,887
Receivable securitization facility	78,200	107,800
Capital leases	57,108	59,546
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(16,007)	(16,949)
	1,520,374	1,438,284
Less: Current portion	16,710	16,527
	$1,503,664	$1,421,757
Revolving Credit Facility
In July 2017, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment” and the existing Credit Agreement, as amended by the Ninth Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto to, among other things: (i) permit the Company to incur High Yield Indebtedness (as defined in the Credit Agreement) in an aggregate principal amount of up to $500,000, subject to the Company’s obligations to apply the net proceeds from an offering to repay the outstanding principal amount of the term loans in full; (ii) limit the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments have been reduced to $800,000; (iii) amend certain covenants and other terms; and (iv) modify the current interest rate and letter of credit pricing tiers.
In connection with the Ninth Amendment to the Credit Agreement, the Company incurred $633 of financing costs. These costs, along with the $13,226 of unamortized financing costs subsequent to the Ninth Amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote-off a proportional amount of unamortized financing fees prior to the Ninth Amendment.
In May 2017, the Company entered into an Eighth Amendment to the Credit Agreement, among the Company and its lenders to, among other things: (i) eliminate the total leverage ratio financial covenant; (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant; (iii) reduce the aggregate principal amount of commitments under the revolving line of credit to $850,000 from $1,000,000; (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019; and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.
The obligations under the Credit Agreement and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Second Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
Pursuant to the Credit Agreement, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $800,000 outstanding at any time. The Credit Agreement bears interest at either: (i) LIBOR plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of 0.50% on the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

unused portion of the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries.
At June 30, 2018, there were $226,073 in borrowings and $30,768 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2018, there were $112,887 in borrowings and $30,641 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of June 30, 2018, the Company had borrowing capacity under this agreement of $543,159 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
The Credit Agreement also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. During August 2017, the 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
The Company previously maintained an interest rate swap agreement to reduce its exposure to interest on the variable rate portion of its long-term debt. In conjunction with the repayment of the 2013 Term Loan, the Company terminated the interest rate swap receiving $280 upon settlement.
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700,000 at March 31, 2019.
Receivables Securitization Facility
In November 2017, the Company amended the Securitization Facility decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2018, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.

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
Financial Instruments Not Recorded at Fair Value
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities (Level 1 inputs). Carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value in the condensed consolidated financial statements are as follows:

	June 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,520,374	$1,508,053	$1,438,284	$1,446,151
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.

8.    LOSS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted loss per share:

	Three Months Ended June 30,
	(in thousands)
	2018	2017
Weighted-average common shares outstanding – basic	49,552	49,341
Net effect of dilutive stock options and nonvested stock	—	—
Weighted-average common shares outstanding – diluted	49,552	49,341

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully evaluate the impact of these changes on the Company. The Company has prepared a reasonable estimate around the impact of the Act and has recorded a provisional impact (as described in the SEC's Staff Accounting Bulletin 118) to the tax provision in the period ended March 31, 2018. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the Internal Revenue Service and as certain tax positions are finalized when the Company files its fiscal 2018 tax returns. As of June 30, 2018, the Company has not made revisions to the provisional tax impact of the Act. Any revisions will be included as an adjustment to the tax expense in the period in which the amounts are determined.
The Company is still evaluating the effects of the Act’s Global Intangible Low-Taxed Income (“GILTI”) provisions and has not adopted an accounting policy on whether the Company will account for GILTI as a period expense or record deferred taxes on temporary basis differences expected to reverse as GILTI in future years. The Company's accounting for the effects of the GILTI provision is incomplete; however, the Company has included estimated GILTI tax related to current year operations in the Company's annualized effective tax rate and has not provided additional GILTI on deferred items.
The Act also introduces base erosion and anti-abuse tax provisions (“BEAT”) for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities. Although the Company's analysis of the tax effects of the BEAT provision is incomplete, the Company does not expect to be subject to the tax.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2018 and March 31, 2018, the total amount of accrued income tax-related interest and penalties was $341 and $327, respectively.

As of June 30, 2018 and March 31, 2018, the total amount of unrecognized tax benefits was $17,212 and $11,532, respectively, all of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of June 30, 2018, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2019 as well as the Company's income in future periods.
The effective income tax rate for the three months ended June 30, 2018, was (1.4)% as compared to 26.0% for the three months ended June 30, 2017. For the three months ended June 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

As of June 30, 2018, the Company is subject to examination in one state jurisdiction and one foreign jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after, related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2018 through June 30, 2018:

	Integrated Systems	Product Support	Total
Balance, March 31, 2018	$523,893	$68,935	$592,828
Effect of exchange rate changes	(5,240)	(17)	(5,257)
Balance, June 30, 2018	$518,653	$68,918	$587,571
As of March 31, 2018 and June 30, 2018, Aerospace Structures had goodwill of $1,399,128, which was fully impaired.

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended June 30,
	2018	2017
Components of net periodic benefit costs:
Service cost	$830	$1,120
Interest cost	19,921	18,788
Expected return on plan assets	(37,107)	(38,048)
Amortization of prior service credits	(907)	(710)
Amortization of net loss	4,180	3,477
Net periodic benefit income	$(13,083)	$(15,373)

	Other postretirement benefits
	Three Months Ended June 30,
	2018	2017
Components of net periodic benefit costs:
Service cost	$57	$102
Interest cost	1,010	1,219
Amortization of prior service credits	(1,164)	(2,328)
Amortization of gain	(2,463)	(1,775)
Net periodic benefit income	$(2,560)	$(2,782)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2018 and 2017, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(14,524)	(965)	—	(15,489)
Amounts reclassified from AOCI	—	(70)	(399)	(469)
Net current period AOCI	(14,524)	(1,035)	(399)	(15,958)
Balance June 30, 2018	$(73,207)	$(913)	$(309,708)	$(383,828)

Balance March 31, 2017	$(87,212)	$2,153	$(311,119)	$(396,178)
AOCI before reclassifications	11,421	552	—	11,973
Amounts reclassified from AOCI	—	(369)	(1,347)	(1,716)
Net current period AOCI	11,421	183	(1,347)	10,257
Balance June 30, 2017	$(75,791)	$2,336	$(312,466)	$(385,921)

(1) Net of tax.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS
The Company has three reportable segments: Integrated Systems, Aerospace Structures and Product Support. The Company’s reportable segments are aligned with how the business is managed and views the markets that the Company serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
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
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining; gear manufacturing; sheet metal fabrication; forming; advanced composite and interior structures; joining processes such as welding, autoclave bonding and conventional mechanical fasteners; and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling, and surface treatments.
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
Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on assets held for sale of $4,719 for the three months ended June 30, 2018.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment and the reconciliation of Adjusted EBITDAP, a non-GAAP financial measure, to operating income (loss) is as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Net sales:
Integrated Systems	$241,039	$238,136
Aerospace Structures	532,387	483,314
Product Support	66,215	66,433
Elimination of inter-segment sales	(6,741)	(6,194)
	$832,900	$781,689

(Loss) income before income taxes:
Operating income (loss):
Integrated Systems	$35,409	$46,982
Aerospace Structures (1)	(79,587)	(22,488)
Product Support	7,669	8,437
Corporate	(30,039)	(33,899)
	(66,548)	(968)
Non-service defined benefit income	(16,538)	(19,377)
Interest expense and other	25,493	21,018
	$(75,503)	$(2,609)

Depreciation and amortization:
Integrated Systems	$7,555	$9,951
Aerospace Structures	28,920	27,140
Product Support	1,670	1,738
Corporate	667	302
	$38,812	$39,131

Amortization of acquired contract liabilities, net:
Integrated Systems	$8,849	$7,303
Aerospace Structures	8,385	22,170
	$17,234	$29,473

Adjusted EBITDAP:
Integrated Systems (1)	$34,115	$49,630
Aerospace Structures (1)	28,189	(17,518)
Product Support	9,339	10,175
Corporate	(24,653)	(33,597)
	$46,990	$8,690

Capital expenditures:
Integrated Systems	$1,609	$2,565
Aerospace Structures	10,138	8,479
Product Support	348	261
Corporate	105	780
	$12,200	$12,085

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

__________________
(1) Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in the fiscal year ended March 31, 2019. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to non-service pension (benefit) on the condensed consolidated statements of operations for all periods presented. Accordingly, income of $435 and $18,942 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the three months ended June 30, 2017. The Company also recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales."

	June 30, 2018	March 31, 2018
Total Assets:
Integrated Systems	$1,228,456	$1,225,770
Aerospace Structures	1,874,924	2,260,416
Product Support	281,311	281,101
Corporate	35,276	39,777
	$3,419,967	$3,807,064
During the three months ended June 30, 2018 and 2017, the Company had international sales of $226,571 and $178,407, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of June 30, 2018 and March 31, 2018, condensed consolidating statements of comprehensive income for the three months ended June 30, 2018 and 2017, and condensed consolidating statements of cash flows for the three months ended June 30, 2018 and 2017.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$84	$420	$32,551	$—	$33,055
Trade and other receivables, net	1,885	85,591	249,769	—	337,245
Contract assets	—	524,524	12,808	—	537,332
Inventories	—	430,872	103,110	—	533,982
Prepaid expenses and other	10,041	8,231	12,481	—	30,753
Assets held for sale	—	79,366	1,353	—	80,719
Total current assets	12,010	1,129,004	412,072	—	1,553,086
Property and equipment, net	12,637	607,251	112,412	—	732,300
Goodwill and other intangible assets, net	—	961,684	118,992	—	1,080,676
Other, net	21,704	26,137	6,064	—	53,905
Intercompany investments and advances	1,453,808	81,541	72,889	(1,608,238)	—
Total assets	$1,500,159	$2,805,617	$722,429	$(1,608,238)	$3,419,967

Current liabilities:
Current portion of long-term debt	$1,139	$15,571	$—	$—	$16,710
Accounts payable	9,581	456,825	48,501	—	514,907
Accrued expenses	58,058	601,775	39,904	—	699,737
Liabilities related to assets held for sale	—	29,316	272	—	29,588
Total current liabilities	68,778	1,103,487	88,677	—	1,260,942
Long-term debt, less current portion	1,466,009	37,655	—	—	1,503,664
Intercompany advances	176,806	2,057,675	482,354	(2,716,835)	—
Accrued pension and other postretirement benefits, noncurrent	6,531	459,064	—	—	465,595
Deferred income taxes and other	8,616	389,455	18,276	—	416,347
Total stockholders’ (deficit) equity	(226,581)	(1,241,719)	133,122	1,108,597	(226,581)
Total liabilities and stockholders’ (deficit) equity	$1,500,159	$2,805,617	$722,429	$(1,608,238)	$3,419,967

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$44	$—	$35,775	$—	$35,819
Trade and other receivables, net	1,686	77,924	297,002	—	376,612
Contract assets	—	37,573	—	—	37,573
Inventories	—	1,312,747	114,422	—	1,427,169
Prepaid expenses and other	17,513	15,712	11,203	—	44,428
Assets held for sale	—	—	1,324	—	1,324
Total current assets	19,243	1,443,956	459,726	—	1,922,925
Property and equipment, net	11,984	594,437	119,582	—	726,003
Goodwill and other intangible assets, net	—	973,954	126,555	—	1,100,509
Other, net	21,930	29,904	5,793	—	57,627
Intercompany investments and advances	1,987,599	81,542	73,184	(2,142,325)	—
Total assets	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

Current liabilities:
Current portion of long-term debt	$903	$15,624	$—	$—	$16,527
Accounts payable	12,088	356,236	50,043	—	418,367
Accrued expenses	46,679	467,674	42,752	—	557,105
Liabilities related to assets held for sale	—	—	440	—	440
Total current liabilities	59,670	839,534	93,235	—	992,439
Long-term debt, less current portion	1,380,867	40,890	—	—	1,421,757
Intercompany advances	134,590	1,952,042	524,788	(2,611,420)	—
Accrued pension and other postretirement benefits, noncurrent	6,484	477,403	—	—	483,887
Deferred income taxes and other	8,611	427,724	22,112	—	458,447
Total stockholders’ equity	450,534	(613,800)	144,705	469,095	450,534
Total liabilities and stockholders’ equity	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$764,895	$88,140	$(20,135)	$832,900

Operating costs and expenses:
Cost of sales	—	716,921	73,428	(20,135)	770,214
Selling, general and administrative	24,560	49,182	7,914	—	81,656
Depreciation and amortization	667	33,917	4,228	—	38,812
Restructuring costs	—	4,047	—	—	4,047
Loss on divestitures	4,719	—	—	—	4,719
	29,946	804,067	85,570	(20,135)	899,448
Operating (loss) income	(29,946)	(39,172)	2,570	—	(66,548)
Intercompany interest and charges	(40,219)	38,075	2,144	—	—
Non-service defined benefit income	—	(16,188)	(350)	—	(16,538)
Interest expense and other	23,555	4,018	(2,080)	—	25,493
Income (loss) before income taxes	(13,282)	(65,077)	2,856	—	(75,503)
Income (benefit) tax expense	24,482	(24,351)	900	—	1,031
Net income (loss)	(37,764)	(40,726)	1,956	—	(76,534)
Other comprehensive loss	(1,035)	(399)	(14,524)	—	(15,958)
Total comprehensive loss	$(38,799)	$(41,125)	$(12,568)	$—	$(92,492)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$715,090	$87,911	$(21,312)	$781,689

Operating costs and expenses:
Cost of sales	—	575,404	91,686	(21,312)	645,778
Selling, general and administrative	22,989	44,853	12,406	—	80,248
Depreciation and amortization	302	34,773	4,056	—	39,131
Restructuring costs	10,547	6,446	507	—	17,500
	33,838	661,476	108,655	(21,312)	782,657
Operating (loss) income	(33,838)	53,614	(20,744)	—	(968)
Intercompany interest and charges	(43,242)	41,022	2,220	—	—
Non-service defined benefit income	—	(18,771)	(606)	—	(19,377)
Interest expense and other	17,042	2,781	1,195	—	21,018
(Loss) income before income taxes	(7,638)	28,582	(23,553)	—	(2,609)
(Benefit) income tax expense	(7,074)	5,763	633	—	(678)
Net (loss) income	(564)	22,819	(24,186)	—	(1,931)
Other comprehensive income (loss)	183	(1,347)	11,421	—	10,257
Total comprehensive (loss) income	$(381)	$21,472	$(12,765)	$—	$8,326

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(37,764)	$(40,726)	$1,956	$—	$(76,534)

Adjustments to reconcile net income to net cash provided by (used in) operating activities	46,831	(76,449)	40,941	(503)	10,820
Net cash provided by (used in) operating activities	9,067	(117,175)	42,897	(503)	(65,714)
Capital expenditures	(105)	(10,524)	(1,571)	—	(12,200)
Proceeds from sale of assets	—	118	546	—	664
Net cash (used in) provided by investing activities	(105)	(10,406)	(1,025)	—	(11,536)
Net increase in revolving credit facility	113,186	—	—	—	113,186
Proceeds on issuance of debt	1,214	632	17,200	—	19,046
Retirements and repayments of debt	(365)	(6,597)	(46,800)	—	(53,762)
Payments of deferred financing costs	(64)	—	—	—	(64)
Dividends paid	(1,988)	—	—	—	(1,988)
Repurchase of restricted shares for minimum tax obligation	(532)	—	—	—	(532)
Intercompany financing and advances	(120,373)	133,966	(14,096)	503	—
Net cash (used in) provided by financing activities	(8,922)	128,001	(43,696)	503	75,886
Effect of exchange rate changes on cash	—	—	(1,400)	—	(1,400)
Net change in cash and cash equivalents	40	420	(3,224)	—	(2,764)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$84	$420	$32,551	$—	$33,055

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(564)	$22,819	$(24,186)	$—	$(1,931)

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(24,495)	(101,363)	28,086	655	(97,117)
Net cash (used in) provided by operating activities	(25,059)	(78,544)	3,900	655	(99,048)
Capital expenditures	(780)	(10,375)	(930)	—	(12,085)
Proceeds from sale of assets	—	1,183	168	—	1,351
Net cash used in investing activities	(780)	(9,192)	(762)	—	(10,734)
Net increase in revolving credit facility	118,961	—	—	—	118,961
Retirements and repayments of debt	(12,139)	(4,129)	(17,000)	—	(33,268)
Payments of deferred financing costs	(7,160)	—	—	—	(7,160)
Dividends paid	(1,984)	—	—	—	(1,984)
Repurchase of restricted shares for minimum tax obligations	(296)	—	—	—	(296)
Intercompany financing and advances	(90,831)	86,581	4,905	(655)	—
Net cash provided by (used in) financing activities	6,551	82,452	(12,095)	(655)	76,253
Effect of exchange rate changes on cash	—	—	864	—	864
Net change in cash and cash equivalents	(19,288)	(5,284)	(8,093)	—	(32,665)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$654	$18,853	$17,461	$—	$36,968

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

16.    RESTRUCTURING COSTS
During the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. The Company expects to reduce its footprint by approximately 4.3 million square feet, to reduce head count by approximately 2,500 employees and to amend certain contracts. The Company estimated that it would record aggregate pre-tax charges of $195,000 to $210,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation, and facility closure and other exit costs, and will result in future cash outlays. As of June 30, 2018, the Company expects to incur an aggregate pre-tax charge of $189,100 upon completion of the restructuring. Through the fiscal year ended March 31, 2018, the Company has incurred $177,005, and expects to incur approximately $12,000 of additional pre-tax charges
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the restructuring plans noted above:

Type of expense:	Total estimated amount expected to be incurred
Termination benefits	$25,000
Facility closure and other exit costs (1)	34,400
Contract termination costs	18,400
Accelerated depreciation charges (2)	36,300
Other (3)	75,000
$189,100
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Accelerated depreciation charges are recorded as part of depreciation and amortization on the consolidated statements of operations.
(3) Consists of other costs directly related to the plan, including project management, legal, regulatory costs and other transformation related costs, such as costs to amend certain contracts.
The restructuring charges recognized for the three months ended June 30, 2018 and 2017, by type and by segment consisted of the following:

	For the Three Months Ended June 30, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$—	$3,266	$—	$—	$3,266
Facility closure and other exit costs	559	—	—	—	559
Other	222	—	—	—	222
Total restructuring costs	781	3,266	—	—	4,047
Depreciation and amortization	—	—	—	—	—
Total	$781	$3,266	$—	$—	$4,047

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$—	$256	$—	$—	$256
Facility closure and other exit costs	—	3,304	—	—	3,304
Other	615	2,017	760	10,548	13,940
Total restructuring costs	615	5,577	760	10,548	17,500
Accelerated depreciation	546	314	—	—	860
Total	$1,161	$5,891	$760	$10,548	$18,360
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

OVERVIEW

We are a major supplier to the aerospace industry and have three operating segments: (i) Integrated Systems, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Aerospace Structures, whose companies supply commercial, business, regional and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (iii) Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
In May 2018, the Company entered into a definitive agreement to divest Triumph Structures - Los Angeles, Inc. ("TSLA") and Triumph Processing, Inc. ("TPI"). The transaction is subject to customary closing conditions and is expected to close in the first half of fiscal 2019. The operating results for TSLA and TPI are included in Aerospace Structures for period ended June 30, 2018. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
Highlights for the first quarter of the fiscal year ending March 31, 2019, included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2019 were $832.9 million, compared to $781.7 million for the prior year period.

•	Operating loss in the first quarter of fiscal 2019 was $66.5 million, compared to an operating loss of $1.0 million for the first quarter of fiscal 2018.

•	Net loss for the first quarter of fiscal 2019 was $76.5 million, compared to a net loss of $1.9 million for the first quarter of fiscal 2018.

•	Backlog as of June 30, 2018 was $4.42 billion. Of our existing backlog of $4.42 billion, we estimate that approximately $1.93 billion will not be shipped by June 30, 2019.

•	Net loss for the first quarter of fiscal 2019 was $1.54 per diluted common share, as compared to a net loss of $0.04 per diluted share in the prior year period.

•	We used $65.7 million of cash flow from operating activities for the three months ended June 30, 2018, as compared to cash used in operations of $99.0 million in the comparable prior year period.
We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.3 million square feet and to reduce head count by 2,500 employees. Over the course of the plans (which were initiated in fiscal 2016), we estimate that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these plans, which represent employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs, and will result in future cash outlays. For the three months ended June 30, 2018 and 2017, we recorded pre-tax charges of $4.0 million and $17.5 million, respectively, related to these plans.
Our restructuring plans and related activities were anticipated to generate annualized savings of approximately $300 million per year on a consolidated basis by fiscal year 2019 from facility consolidations, headcount reductions, operational efficiencies, and supply chain optimization. These anticipated savings were expected to come from our reportable segments approximately as follows: Integrated Systems - 23%; Aerospace Structures - 72% and Product Support - 5%. A significant portion of the anticipated savings are expected to be reinvested in business development, research and development and capital improvements to help drive organic growth or to support previously negotiated contractual price step-downs. The Company remains on target for its consolidated anticipated savings goals, however the nature of those savings has shifted over time to be more weighted toward our supply chain optimization and operational efficiencies than previously anticipated, offset by reduced expectations associated with the facility consolidations and headcount reductions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully evaluate the impact of these changes on the Company. The Company has prepared a reasonable estimate around the impact of the Act and has recorded a provisional impact (as described in Staff Accounting Bulletin 118) to the tax provision in the period ended March 31, 2018. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the Internal Revenue Service and as certain tax positions are finalized when the Company files its fiscal 2018 tax returns. As of June 30, 2018, the Company has not made revisions to the provisional tax impact of the Act. Any revisions will be included as an adjustment to the tax expense in the period in which the amounts are determined.
The Company is still evaluating the effects of the GILTI provisions; an accounting policy on whether the Company will account for GILTI as a period expense or record deferred taxes for anticipated GILTI has not been made. The Company's accounting for the effects of the GILTI provision is incomplete; however, the Company has included estimated GILTI tax related to current year operations in the Company's annualized effective tax rate and has not provided additional GILTI on deferred items.
The Act also introduces base erosion and anti-abuse tax provisions (“BEAT”) for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities. Although the Company's analysis of the tax effects of the BEAT provision is incomplete, the Company does not expect to be subject to the tax.
The Company is still in the early production stages for the Bombardier and Embraer programs, as these aircrafts are scheduled to enter service in fiscal 2019. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000/8000 business aircraft. The settlement resets the commercial relationship between the companies and allows each company to better achieve its business objectives going forward. The Company and Bombardier continue to have programmatic and commercial discussions on the wing scope of work and are jointly analyzing the most cost-efficient supply chain arrangement to ensure continuity of supply and the long-term success of the program and both companies.
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
During April 2018, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope. The G650 wing box and wing completion work, which are now co-produced across three facilities at both companies, are planned for consolidation into Gulfstream's structures center of excellence in Savannah, Georgia. The Company will maintain its role as the supply chain integrator on the program.
Although none of these new programs individually is expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these new programs will significantly dilute our future consolidated margins.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $65.0 million. As a result of the sale of Embee, the Company recognized a loss of $17.9 million, which is included in Corporate. The operating results of Embee were included in Integrated Systems through the date of divestiture.
In March 2018, the Company sold all of the shares of Triumph Structures Long Island, LLC ("TS-LI") for cash proceeds of $9.5 million, and a note receivable of $1.4 million. As a result of the sale of TS-LI, the Company recognized a loss of $10.4 million which is presented on the accompanying condensed consolidated statements of operations as "Loss on assets held for sale." The operating results of TS-LI were included in Aerospace Structures through the date of divestiture.
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14.3 million on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17.8 million. This transaction is expected to close during the first half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not allow for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, legal settlements, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.
We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to it is net income. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net income (loss) or income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net income (loss) set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared to net income (loss) or income from continuing operations:

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

•
Non-service defined benefit income from our pension and other postretirement benefit plans (inclusive of the adoption of ASU 2017-07) may be useful for investors to consider because they represent the cost of post retirement benefits to plan participants, net of the assumption of returns on the plan's assets and are not indicative of the cash paid for such benefits. We do not believe these earnings (expenses) necessarily reflect the current and ongoing cash earnings related to our operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30,
	2018	2017
Net loss	$(76,534)	$(1,931)
Loss on assets held for sale	4,719	—
Adoption of ASU 2017-07	87,241	—
Amortization of acquired contract liabilities, net	(17,234)	(29,473)
Depreciation and amortization	38,812	39,131
Interest expense and other	25,493	21,018
Income tax expense	1,031	(678)
Adjusted EBITDA	$63,528	$28,067
Non-service defined benefit income	(16,538)	(19,377)
Adjusted EBITDAP	$46,990	$8,690
The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30, 2018
	Total	Integrated Systems	Aerospace Structures		Product Support	Corporate/ Eliminations
Operating (loss) income	$(66,548)	$35,409	$(79,587)		$7,669	$(30,039)
Loss on divestitures	4,719	—	—		—	4,719
Adoption of ASU 2017-07	87,241	—	87,241	—	—	—
Amortization of acquired contract liabilities, net	(17,234)	(8,849)	(8,385)		—	—
Depreciation and amortization	38,812	7,555	28,920		1,670	667
Adjusted EBITDAP	$46,990	$34,115	$28,189		$9,339	$(24,653)

	Three Months Ended June 30, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(968)	$46,982	$(22,488)	$8,437	$(33,899)
Amortization of acquired contract liabilities, net	(29,473)	(7,303)	(22,170)	—	—
Depreciation and amortization	39,131	9,951	27,140	1,738	302
Adjusted EBITDAP	$8,690	$49,630	$(17,518)	$10,175	$(33,597)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended June 30, 2018, compared to three months ended June 30, 2017

	Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net sales	$832,900	$781,689
Segment operating (loss) income	$(36,509)	$32,931
Corporate expense	(30,039)	(33,899)
Total operating loss	(66,548)	(968)
Interest expense and other	25,493	21,018
Income tax expense (benefit)	1,031	(678)
Net loss	$(93,072)	$(21,308)

Net sales increased by $51.2 million, or 6.6%, to $832.9 million for the three months ended June 30, 2018, from $781.7 million for the three months ended June 30, 2017. Organic sales adjusted for inter-segment sales increased by $79.0 million, or 10.4%. Divestitures contributed $27.2 million to the net sales decrease for the three months ended June 30, 2017. Organic sales increased primarily due to increased deliveries on the Bombardier Global 7500 and the settlement of outstanding assertions. Net sales for the three months ended June 30, 2018, included $39.4 million in total non-recurring revenues, as compared to $2.5 million in non-recurring revenues for the three months ended June 30, 2017. Net sales for the three months ended June 30, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $6.4 million. The cumulative catch-up adjustments to net sales included gross favorable adjustments of $7.8 million and gross unfavorable adjustments of $14.2 million.
Cost of sales increased by $124.4 million, or 19.3%, to $770.2 million for the three months ended June 30, 2018, from $645.8 million for the three months ended June 30, 2017. Organic cost of sales increased $145.8 million, or 23.1%. Divestitures contributed $21.8 million to the decrease in cost of sales for the three months ended June 30, 2017. Organic cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million. The organic gross margin for the three months ended June 30, 2018 was 7.5%, as compared to 19.6% for the three months ended June 30, 2017.
Gross margin for the three months ended June 30, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $3.6 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $25.2 million and gross unfavorable adjustments of $28.8 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Gross margin for the three months ended June 30, 2017, included net unfavorable cumulative catch-up adjustments of $5.3 million.

Segment operating income decreased by $69.4 million, or 210.9%, to a loss of $36.5 million for the three months ended June 30, 2018, from $32.9 million for the three months ended June 30, 2017. Organic segment operating income decreased $68.8 million. Divestitures contributed $0.7 million to the operating income for the three months ended June 30, 2017. Organic operating income for the three months ended June 30, 2018, decreased due to the decreased gross margins.
Corporate expenses were $30.0 million for the three months ended June 30, 2018, as compared to $33.9 million for the three months ended June 30, 2017. The decrease in corporate expenses of $3.9 million, or 11.4%, was due to decreased restructuring charges of $10.5 million and partially offset by the loss on divestitures of $4.7 million and an increase in compensation accruals as compared to the prior year period of $4.8 million.
Interest expense and other increased by $4.5 million, or 21.3%, to $25.5 million for the three months ended June 30, 2018, compared to $21.0 million for the three months ended June 30, 2017, due to higher interest rates, offset by the favorable net change in foreign exchange rate gains of approximately $4.6 million compared to the prior year period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The effective income tax rate for the three months ended June 30, 2018, was (1.4)% compared to 26.0% for the three months ended June 30, 2017. For the three months ended June 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
For the fiscal year ending March 31, 2019, the Company expects its effective tax rate to be approximately 17% with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 7.

Business Segment Performance - Three months ended June 30, 2018 compared to three months ended June 30, 2017:

	Three Months Ended June 30,			% of Total Sales
	2018	2017	% Change	2018	2017
	(in thousands)
NET SALES
Integrated Systems	$241,039	$238,136	1.2%	28.9%	30.5%
Aerospace Structures	532,387	483,314	10.2%	63.9%	61.8%
Product Support	66,215	66,433	(0.3)%	7.9%	8.5%
Elimination of inter-segment sales	(6,741)	(6,194)	8.8%	(0.7)%	(0.8)%
Total Net Sales	$832,900	$781,689	6.6%	100.0%	100.0%

	Three Months Ended June 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$35,409	$46,982	(24.6)%	14.7%	19.7%
Aerospace Structures	(79,587)	(22,488)	253.9%	(14.9)%	(4.7)%
Product Support	7,669	8,437	(9.1)%	11.6%	12.7%
Corporate	(30,039)	(33,899)	11.4%	n/a	n/a
Total Operating Loss	$(66,548)	$(968)	6,774.8%	(8.0)%	(0.1)%

	Three Months Ended June 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$34,115	$49,630	(31.3)%	14.2%	20.8%
Aerospace Structures	28,189	(17,518)	(260.9)%	5.3%	(3.6)%
Product Support	9,339	10,175	(8.2)%	14.1%	15.3%
Corporate	(24,653)	(33,597)	26.6%	n/a	n/a
	$46,990	$8,690	440.7%	5.6%	1.1%

Integrated Systems: Integrated Systems net sales increased by $2.9 million, or 1.2%, to $241.0 million for the three months ended June 30, 2018, from $238.1 million for the three months ended June 30, 2017. Organic sales increased $13.3 million, or 5.8%. The Embee divestiture contributed $10.4 million to the net sales for the three months ended June 30, 2017. Organic sales increased primarily due to rate increases on key commercial programs.
Integrated Systems cost of sales increased by $17.0 million, or 11.1%, to $170.0 million for the three months ended June 30, 2018, from $152.9 million for the three months ended June 30, 2017. Organic cost of sales increased $23.8 million, or

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

16.3%. The Embee divestiture contributed $7.2 million to the cost of sales for the three months ended June 30, 2017. The organic cost of sales increased due to the net sales increase noted above and due to sales mix. The organic gross margin for the three months ended June 30, 2018, was 29.5% compared with 36.0% for the three months ended June 30, 2017. The decrease in gross margin for the three months ended June 30, 2018, is the result of sales mix, higher cost associated with operational improvements and a settlement of customer assertions in the comparable prior period.
Integrated Systems operating income decreased by $11.6 million, or 24.6%, to $35.4 million for the three months ended June 30, 2018, from $47.0 million for the three months ended June 30, 2017. Organic operating income decreased $10.8 million, or 23.4%. The Embee divestiture contributed $0.8 million to the operating income for the three months ended June 30, 2017. Operating income decreased for the three months ended June 30, 2018, due to the decreased gross margin as noted above. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 14.7% for the three months ended June 30, 2018, as compared to 19.7% for the three months ended June 30, 2017, due to the decreased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales increased by $49.1 million, or 10.2%, to $532.4 million for the three months ended June 30, 2018, from $483.3 million for the three months ended June 30, 2017. Organic sales increased $58.0 million, or 12.2%. The TS-LI divestiture contributed $8.9 million to the net sales for the three months ended June 30, 2017. The organic sales increased due to early ramp up on the Bombardier Global 7500 program and the favorable settlement on open assertions with other customers. Net sales for the three months ended June 30, 2018, included $39.4 million in total non-recurring revenues, as compared to $2.5 million in total non-recurring revenues for the three months ended June 30, 2017.
Aerospace Structures cost of sales increased by $125.0 million, or 29.0%, to $555.4 million for the three months ended June 30, 2018, from $430.4 million for the three months ended June 30, 2017. The organic cost of sales increased $114.2 million, or 26.8%. The TS-LI divestiture contributed $8.2 million to the cost of sales for the three months ended June 30, 2017. The cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million. The comparable gross margin for the three months ended June 30, 2018, was 12.1% compared with 11.0% for the three months ended June 30, 2017.
Aerospace Structures cost of sales for the three months ended June 30, 2018, included net unfavorable cumulative catch-up adjustments of $3.6 million. The cumulative catch-up adjustments to gross margin for the three months ended June 30, 2018, included gross favorable adjustments of $25.2 million and gross unfavorable adjustments of $28.8 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Segment cost of sales for the three months ended June 30, 2017, included net unfavorable cumulative catch-up adjustments of $5.3 million.
Aerospace Structures operating loss increased by $57.1 million, or 253.9%, to $79.6 million for the three months ended June 30, 2018, compared to an operating loss of $22.5 million for the three months ended June 30, 2017. The organic operating loss increased $58.3 million. The TS-LI divestiture contributed $1.2 million to operating income for the three months ended June 30, 2017. Organic operating loss increased for the three months ended June 30, 2018, due to the decreased gross margin noted above. The increase in Adjusted EBITDAP year over year is due to the adoption of ASU 2017-07, as noted above.
Aerospace Structures operating loss as a percentage of segment sales decreased to 14.9% for the three months ended June 30, 2018, as compared to 4.7% for the three months ended June 30, 2017, due to the increase in operating loss as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Product Support: Product Support net sales decreased by $0.2 million, or 0.3%, to $66.2 million for the three months ended June 30, 2018, from $66.4 million for the three months ended June 30, 2017. Organic sales increased 7.7 million, or 13.1%, due to increased demand in structural component repairs. The divestiture of Engines and APU contributed $7.9 million to net sales for the three months ended June 30, 2017.
Product Support cost of sales increased by $1.3 million, or 2.6%, to $51.5 million for the three months ended June 30, 2018, from $50.2 million for the three months ended June 30, 2017. Organic cost of sales increased $7.8 million, or 17.9%. Organic cost of sales increased due to increased volumes. The divestiture of Engines and APU contributed $6.5 million in cost of sales to the three months ended June 30, 2017. Organic gross margin for the three months ended June 30, 2018, was 22.2% compared to 25.4% for the three months ended June 30, 2017, and was impacted by learning curves on new programs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support operating income decreased by $0.8 million, or 9.1%, to $7.7 million for the three months ended June 30, 2018, from $8.4 million for the three months ended June 30, 2017. Organic operating income increased $0.4 million or 4.7%, due to the increased organic sales noted above. The divestiture of Engines and APU contributed $1.1 million operating income for the three months ended June 30, 2017. The decreased gross margins contributed to the decrease in Adjusted EBITDAP year over year.
Product Support operating income as a percentage of segment sales decreased to 11.6% for the three months ended June 30, 2018, as compared to 12.7% for the three months ended June 30, 2017, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2018, we used approximately $65.7 million of cash flows from operating activities, used approximately $11.5 million in investing activities and received approximately $75.9 million in financing activities.
Cash flows used in operating activities for the three months ended June 30, 2018, were $65.7 million, compared to cash flows used in operating activities for the three months ended June 30, 2017 of $99.0 million. During the three months ended June 30, 2018, net cash used in operating activities was primarily due to the timing of payments on accounts payable and other accrued expenses of $38.7 million driven by timing of payables to suppliers, offset by decreased receipts from customers of $62.7 million.
We continue to invest in inventory and contract assets for new programs which impacts our cash flows from operating activities. During the three months ended June 30, 2018, cash flows used on new programs including the Bombardier Global 7500 program and the Embraer E-Jet, were approximately $81.0 million and $8.0 million, respectively. Additionally, the cash utilization for production inventory build, including build ahead on several programs subject to relocation, was approximately $192.2 million. Contract liabilities, including customer advances which are included in cash flows from operations, increased $40.1 million, primarily due to timing of receipts and resolution of open assertions.
Cash flows used in investing activities for the three months ended June 30, 2018, increased $0.8 million from the three months ended June 30, 2017. Cash flows used in investing activities for the three months ended June 30, 2018 included capital expenditures of $12.2 million and proceeds from the sale of assets of $0.7 million. Cash used in investing activities for the three months ended June 30, 2017 included capital expenditures of $12.1 million and proceeds from the sale of assets of $1.4 million.
Cash flows provided by financing activities for the three months ended June 30, 2018, were $75.9 million, compared to cash flows used in financing activities for the three months ended June 30, 2017, of $76.3 million.
As of June 30, 2018, $543.2 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On June 30, 2018, an aggregate amount of approximately $226.1 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
At June 30, 2018, there was $78.2 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700.0 million at March 31, 2019.
In July 2017, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment” and the existing Credit Agreement, as amended by the Ninth Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto to, among other things, (i) permit the Company to incur High Yield Indebtedness (as defined in the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Agreement) in an aggregate principal amount of up to $500.0 million, subject to the Company’s obligations to apply the net proceeds from an offering to repay the outstanding principal amount of the term loans in full; (ii) limit the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments have been reduced to $800.0 million; (iii) amend certain covenants and other terms and; (iv) modify the current interest rate and letter of credit pricing tiers.
The Credit Agreement also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. The 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement (the “Eighth Amendment Effective Date”), among the Company and its lenders to, among other things, (i) eliminate the total leverage ratio financial covenant; (ii) increase the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and to revise the step-downs applicable to such financial covenant; (iii) reduce the aggregate principal amount of commitments under the revolving line of credit to $850.0 million from $1.0 billion; (iv) modify the maturity date of the term loans so that all of the term loans will mature on March 31, 2019; and (v) establish a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.
The Company is currently in compliance with all financial covenants under the Credit Agreement. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections.
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
The Company may redeem some or all of the 2025 Notes prior to August 15, 2020, by paying a "make-whole" premium. The Company may redeem some or all of the 2025 Notes on or after August 15, 2020, at specified redemption prices. In addition, prior to August 15, 2020, the Company may redeem up to 35% of the 2025 Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.750% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2025 Notes (the "2025 Indenture").
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
The 2025 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries; and (viii) enter into transactions with affiliates.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,536,380	$16,710	$704,960	$307,311	$507,399
Debt interest (2)	325,174	74,668	138,536	86,054	25,916
Operating leases	135,548	28,289	42,310	24,602	40,347
Purchase obligations	1,726,020	1,365,266	265,097	81,078	14,579
Total	$3,723,122	$1,484,933	$1,150,903	$499,045	$588,241

(1) Included in the Company’s condensed consolidated balance sheet at June 30, 2018.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $17.2 million as of June 30, 2018, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
For the fiscal year ending March 31, 2019, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.
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

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2018, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 24, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There has been no material change in this information during the period covered by this report.

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
As of June 30, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
(b) Changes in internal control over financial reporting.
We have implemented changes to our processes, systems and controls with respect to the adoption of ASC 606. These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated By-laws of Triumph Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 21, 2018).
Exhibit 10.1*	Triumph Group, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2018).
Exhibit 10.2*	Triumph Group, Inc. Executive Cash Incentive Compensation Plan, including from of STI Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2018).
Exhibit 10.3*
Triumph Group, Inc. Executive Change in Control and General Severance Plan for Executive and Management Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 4, 2018).

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	August 8, 2018
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	August 8, 2018
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 8, 2018
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)