Form 10-Q
period 2018-09-30
TRIUMPH GROUP INC
filed 2018-11-09
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

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
Common Stock, par value $0.001 per share, 49,835,409 shares outstanding as of November 7, 2018.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,227	$35,819
Trade and other receivables, less allowance for doubtful accounts of $4,320 and $4,032	377,138	376,612
Contract assets	569,934	37,573
Inventories, net of unliquidated progress payments of $0 and $387,146	533,583	1,427,169
Prepaid and other current assets	28,773	44,428
Assets held for sale	1,198	1,324
Total current assets	1,543,853	1,922,925
Property and equipment, net	714,022	726,003
Goodwill	586,518	592,828
Intangible assets, net	479,910	507,681
Other, net	51,080	57,627
Total assets	$3,375,383	$3,807,064
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$14,993	$16,527
Accounts payable	561,473	418,367
Contract liabilities	354,963	321,191
Accrued expenses	230,088	235,914
Liabilities related to assets held for sale	244	440
Total current liabilities	1,161,761	992,439
Long-term debt, less current portion	1,613,046	1,421,757
Accrued pension and other postretirement benefits	447,684	483,887
Deferred income taxes	16,012	16,582
Other noncurrent liabilities	374,931	441,865
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,812,717 and 49,669,848 shares outstanding	51	51
Capital in excess of par value	852,402	851,280
Treasury stock, at cost, 2,648,203 and 2,791,072 shares	(174,311)	(179,082)
Accumulated other comprehensive loss	(382,225)	(367,870)
(Accumulated deficit) retained earnings	(533,968)	146,155
Total stockholders’ (deficit) equity	(238,051)	450,534
Total liabilities and stockholders’ (deficit) equity	$3,375,383	$3,807,064

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net sales	$855,108	$745,156	$1,688,008	$1,526,845
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	724,474	598,403	1,494,688	1,244,210
Selling, general and administrative	69,551	75,442	151,208	155,689
Depreciation and amortization	38,134	40,868	76,945	79,999
Restructuring costs	11,832	10,101	15,879	27,602
Loss on divestitures	13,118	20,371	17,837	20,371
	857,109	745,185	1,756,557	1,527,871
Operating loss	(2,001)	(29)	(68,549)	(1,026)
Non-service defined benefit income	(16,524)	(18,877)	(33,061)	(38,283)
Interest expense and other	28,714	25,375	54,206	46,393
Loss before income taxes	(14,191)	(6,527)	(89,694)	(9,136)
Income tax expense (benefit)	485	(1,149)	1,516	(1,827)
Net loss	$(14,676)	$(5,378)	$(91,210)	$(7,309)

Loss per share—basic:	$(0.30)	$(0.11)	$(1.84)	$(0.15)

Weighted-average common shares outstanding—basic	49,628	49,428	49,590	49,400

Loss per share—diluted:	$(0.30)	$(0.11)	$(1.84)	$(0.15)

Weighted-average common shares outstanding—diluted	49,628	49,428	49,590	49,400

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(14,676)	$(5,378)	$(91,210)	$(7,309)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,038	9,905	(13,486)	21,326
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service loss	—	523	—	523
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 for the three and six months ended	1,676	1,695	3,351	3,390
Recognized prior service credits, net of taxes of $0 for the three and six months ended	(2,075)	(3,042)	(4,149)	(6,084)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(399)	(824)	(798)	(2,171)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $(189) and $(2) for the three months ended and $(64) and $(9) for the six months ended, respectively	1,706	(561)	742	(19)
Reclassification of loss included in net earnings, net of tax of $88 and $11 for the three months ended and $123 and $21 for the six months ended, respectively	(742)	(2,021)	(813)	(2,380)
Net unrealized gain (loss) on cash flow hedges, net of tax	964	(2,582)	(71)	(2,399)
Total other comprehensive income (loss)	1,603	6,499	(14,355)	16,756
Total comprehensive (loss) income	$(13,073)	$1,121	$(105,565)	$9,447

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

	Six Months Ended September 30,
	2018	2017

Operating Activities
Net loss	$(91,210)	$(7,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,945	79,999
Amortization of acquired contract liabilities	(34,038)	(57,371)
Loss on divestitures	17,837	20,371
Other amortization included in interest expense	4,852	7,819
Provision for (recovery of) doubtful accounts receivable	212	(568)
Benefit for deferred income taxes	—	(422)
Employee stock-based compensation	5,728	3,418
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	(4,722)	(40,434)
Contract assets	6,129	20,756
Inventories	(49,981)	(29,269)
Prepaid expenses and other current assets	5,918	2,925
Accounts payable, accrued expenses and contract liabilities	(101,460)	(246,118)
Accrued pension and other postretirement benefits	(37,021)	(46,049)
Other	3,632	(6,813)
Net cash used in operating activities	(197,179)	(299,065)
Investing Activities
Capital expenditures	(24,254)	(22,775)
Proceeds from sale of assets	41,037	67,882
Net cash provided by investing activities	16,783	45,107
Financing Activities
Net increase in revolving credit facility	219,773	87,393
Proceeds from issuance of long-term debt and capital leases	24,700	510,800
Repayment of debt and capital lease obligations	(58,823)	(357,046)
Payment of deferred financing costs	(1,922)	(17,120)
Dividends paid	(3,981)	(3,970)
Repurchase of restricted shares for minimum tax obligation	(548)	(334)
Net cash provided by financing activities	179,199	219,723
Effect of exchange rate changes on cash	(1,395)	(1,729)
Net change in cash	(2,592)	(35,964)
Cash and cash equivalents at beginning of period	35,819	69,633
Cash and cash equivalents at end of period	$33,227	$33,669

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2018, are not necessarily indicative of results that may be expected for the year ending March 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2018 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2018.

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
The Company has reclassified certain prior period amounts in order to conform to the current period presentation.
Standards Recently Implemented
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that supersedes Accounting Standards Codification ("ASC") Topic 605 (“legacy GAAP”). Subsequently, the FASB issued several updates to ASU 2014-09, which are pending content or otherwise codified in ASC Topic 606 (“ASC 606”). ASU 2014-09 includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of April 1, 2018 (“date of initial application”). Under this method, the cumulative effect of the adoption of ASC 606 is recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods are not adjusted and continue to be reported under legacy GAAP. The Transition Adjustment was a decrease to retained earnings of $584,900. Financial information for fiscal years 2019 and 2018 is presented under ASC 606 and under legacy GAAP, respectively. The tables below reflect adjusted fiscal year 2019 financial statement amounts as if the Company had been reporting under legacy GAAP for items that are materially different.
The adoption of ASC 606 does not impact the Company's cash flows or the underlying economics of the Company's contracts with customers. However, the pattern and timing of revenue and profit recognition, as well as financial statement presentation and disclosures, has changed.
The significant changes and the qualitative and quantitative impact of the adoption of ASC 606 are noted below:
a.Revenue from Contracts with Customers
Generally, the Company no longer uses the units-of-delivery method, and the historical use of contract blocks to define contracts for accounting purposes has been replaced by accounting contracts as identified under ASC 606. The Company's accounting contracts under ASC 606 are for the specific number of units for which orders have been received, which is typically for fewer units than what was used to define contract blocks under legacy GAAP. In most of the Company's contracts, the customer has options or requirements to purchase additional products and services that do not represent material rights since the options are at their standalone pricing.
The primary effect of the Company’s adoption of ASC 606 (outside of the Aerospace Structures segment) was to recognize revenue over time for certain of its contracts, which is a change from recognition based on shipping terms under the legacy GAAP accounting policy.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

b.Capitalized Preproduction Costs
Under legacy GAAP, certain capitalized preproduction costs were deferred over the life of the contract block; in certain situations this is not permitted under ASC 606. Accordingly, capitalized preproduction costs of $865,843 (pre-tax), net of previously recognized forward loss reserves of $343,983 (pre-tax), were eliminated, resulting in a decrease to retained earnings as of April 1, 2018.
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
d.Contract Costs
The Company’s accounting for preproduction, tooling and certain other costs has not changed since these costs generally do not fall within the scope of ASC 340-40, however certain related assets have been reclassified from inventory to property and equipment as they are costs to fulfill obligations beyond 1 year. Incurred production costs for anticipated contracts (satisfaction of performance obligations, which have commenced because the Company expects the customer to exercise options) continue to be classified as inventory.
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
The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements for the three and six months ended September 30, 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	As Reported September 30, 2018	Impact of Adoption of ASC Topic 606	As Adjusted September 30, 2018
Net sales	$855,108	$(59,467)	$795,641
Cost of sales (exclusive of depreciation and amortization)	724,474	62,136	786,610
Selling, general and administrative	69,551	1,900	71,451
Interest expense and other	28,714	(1,756)	26,958
Net loss *	(14,676)	(121,747)	(136,423)

Loss per share
Basic	$(0.30)	$(2.45)	$(2.75)
Diluted	$(0.30)	$(2.45)	$(2.75)

	For the Six Months Ended
	As Reported September 30, 2018	Impact of Adoption of ASC Topic 606	As Adjusted September 30, 2018
Net sales	$1,688,008	$(115,704)	$1,572,304
Cost of sales (exclusive of depreciation and amortization)	1,494,688	88,989	1,583,677
Selling, general and administrative	151,208	3,253	154,461
Interest expense and other	54,206	(4,044)	50,162
Net loss *	(91,210)	(203,902)	(295,112)

Loss per share
Basic	$(1.84)	$(4.11)	$(5.95)
Diluted	$(1.84)	$(4.11)	$(5.95)
* The Company did not have a net tax effect on the Transition Adjustment due to having a full valuation allowance position.

	As Reported September 30, 2018	Impact of Adoption of ASC Topic 606	As Adjusted September 30, 2018
Assets
Trade and other receivables	$377,138	$(50,604)	$326,534
Contract assets, short term	569,934	(560,006)	9,928
Inventories, net	533,583	741,797	1,275,380
Property and equipment, net	714,022	(34,601)	679,421
Total assets	3,375,383	96,586	3,471,969
Liabilities
Contract liabilities	354,963	(291,840)	63,123
Other noncurrent liabilities	374,931	7,424	382,355
Stockholders' (deficit) equity
Accumulated other comprehensive loss	(382,225)	6	(382,219)
Accumulated (deficit) retained earnings	(533,968)	380,996	(152,972)
Total liabilities and stockholders' (deficit) equity	3,375,383	96,586	3,471,969

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
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statements of operations was as follows:

	For the Three Months Ended
	As Previously Reported September 30, 2017	Impact of Adoption of ASU 2017-07	As Adjusted September 30, 2017
Cost of sales	$579,864	$18,539	$598,403
Selling, general and administrative	74,581	861	75,442
Pension settlement charge	523	(523)	—
Non-service defined benefit income	—	(18,877)	(18,877)

	For the Six Months Ended
	As Previously Reported September 30, 2017	Impact of Adoption of ASU 2017-07	As Adjusted September 30, 2017
Cost of sales	$1,207,210	$37,000	$1,244,210
Selling, general and administrative	153,883	1,806	155,689
Pension settlement charge	523	(523)	—
Non-service defined benefit income	—	(38,283)	(38,283)
During the first quarter of the fiscal year ended March 31, 2019, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles. This charge is presented on the accompanying condensed consolidated statements of operations within "Cost of sales."
Adoption of ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of April 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company’s condensed consolidated financial statements.
Standards Issued Not Yet Implemented
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The guidance in ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. The amendments in ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements. Among other things, this ASU provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption rather than the earliest period presented in the financial statements. We currently expect to adopt ASU 2016-02, as updated, effective April 1, 2019. The Company has not yet selected a transition method. The adoption of this new accounting standard will result in an increase in the recognition of right-of-use assets and lease liabilities. However, the Company is continuing to evaluate the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The Company makes estimates of the cost of satisfying the performance obligations in its contracts that may extend over many years. Cost estimates reflect currently available information and the impact of any changes to cost estimates, based upon the facts and circumstances, are recorded in the period in which they become known.
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
The Company allocates the consideration for a contract to the performance obligations on the basis of their relative standalone selling price. The Company estimates the likelihood of the amount of options that the customer is going to exercise when assessing the existence of performance obligations with respect to this allocation or for assessing the impact of loss contracts. The Company typically provides warranties on all of the Company's products and services. Warranties are typically not priced separately and customers cannot purchase them independently of the products or services under contract; therefore, warranties do not create performance obligations. Triumph's warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered material or workmanship issue, the Company may be required to pay the customer for repairs or to perform the repair. Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

claims. In the case of new development products or new customers, the Company also considers other factors such as the type and nature of the new product or new customer, among others; these considerations involve the use of management judgment. Actual results could differ from those estimates and assumptions.
For the three months ended September 30, 2018, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales, operating loss, net loss, and loss per share by approximately $3,459, $(10,191), $(10,191) and $(0.21), net of tax, respectively. For the three months ended September 30, 2017, cumulative catch-up adjustments from changes in estimates decreased operating loss, net loss and loss per share by approximately $8,416, $6,733 and $0.14, net of tax, respectively.
For the six months ended September 30, 2018, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, decreased net sales and increased operating loss, net loss and loss per share by approximately $(3,292), $(12,968), $(12,968) and $(0.26), net of tax, respectively. In addition, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales." For the six months ended September 30, 2017, cumulative catch-up adjustments from changes in estimates decreased operating loss, net loss and loss per share by approximately $7,916, $6,333 and $0.13, net of tax, respectively.
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
Management considers a number of factors when determining the existence of a contract and the related performance obligations that include, but are not limited to: the nature and substance of the business exchange; the contractual terms and conditions; the promised products and services; the termination provisions in the contract; the presently enforceable rights and obligations of the parties to the contract; the nature and execution of the customer’s ordering process and how the Company is authorized to perform work; whether the promised products and services are capable of being distinct and are distinct within the context of the contract; as well as how and when products and services are transferred to the customer.
Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use or when performing work on a customer-owned asset. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

measure of progress toward satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort.
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
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. A subset of the Company’s current contracts include significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. As allowed by ASC 606, for all of its contracts the Company has elected to exclude sales and other similar taxes from the transaction price since the Company generally is not subject to collecting sales tax. As a result, the Company's collections from customers for these taxes are on a net basis.
Standalone selling price is the price at which the Company would sell a promised good or service separately to a customer. Standalone selling prices are established at contract inception, and subsequent changes in transaction price are allocated on the same basis as at contract inception. When standalone selling prices for the Company’s products and services are generally not observable, the Company uses either the “Expected Cost plus a Margin” or "Adjusted Market Assessment" approaches to determine standalone selling price. Expected costs are typically derived from the available periodic forecast information. If a contract modification changes the overall transaction price of an existing contract, the Company allocates the new transaction price on the basis of the relative standalone selling prices of the performance obligations, and cumulative adjustments, if any, are recorded in the current period.
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
Included in net sales of Integrated Systems and Aerospace Structures is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended September 30, 2018 and 2017, the Company recognized $16,804 and $27,898 of non-cash amortization, respectively, into net sales on the accompanying condensed consolidated statements of operations. For the six months ended September 30, 2018 and 2017, the Company recognized $34,038 and $57,371 of non-cash amortization, respectively, into net sales on the accompanying condensed consolidated statements of operations.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
	For the Three Months Ended September 30, 2018
Satisfied over time	$72,188	$448,315	$64,807	$585,310
Satisfied at a point in time	177,626	70,059	5,309	252,994
Revenue from contracts with customers	249,814	518,374	70,116	838,304
Amortization of acquired contract liabilities	8,768	8,036	$—	$16,804
Total revenue	$258,582	$526,410	$70,116	$855,108

	For the Six Months Ended September 30, 2018
Satisfied over time	$136,547	$901,594	$124,232	$1,162,373
Satisfied at a point in time	342,804	138,743	10,050	491,597
Revenue from contracts with customers	479,351	1,040,337	134,282	1,653,970
Amortization of acquired contract liabilities	17,617	16,421	—	34,038
Total revenue	$496,968	$1,056,758	$134,282	$1,688,008
The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
	For the Three Months Ended September 30, 2018
Commercial aerospace	$133,103	$244,636	$55,093	$432,832
Military	87,735	66,482	11,869	166,086
Business jets	15,297	191,866	399	207,562
Regional	7,339	10,132	2,755	20,226
Non-aviation	6,340	5,258	—	11,598
Revenue from contracts with customers	249,814	518,374	70,116	838,304
Amortization of acquired contract liabilities	8,768	8,036	—	16,804
Total revenue	$258,582	$526,410	$70,116	$855,108

	For the Six Months Ended September 30, 2018
Commercial aerospace	$253,680	$526,799	$104,563	$885,042
Military	170,427	124,404	21,254	316,085
Business jets	28,133	359,313	1,793	389,239
Regional	13,956	16,534	6,672	37,162
Non-aviation	13,155	13,287	—	26,442
Revenue from contracts with customers	479,351	1,040,337	134,282	1,653,970
Amortization of acquired contract liabilities	17,617	16,421	—	34,038
Total revenue	$496,968	$1,056,758	$134,282	$1,688,008

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from Boeing (representing commercial, military and space) represented approximately 15% and 10% of total trade accounts receivable as of September 30, 2018 and March 31, 2018, respectively. Trade accounts receivable from Gulfstream represented approximately 7% and 16% of total trade accounts receivable as of September 30, 2018 and March 31, 2018, respectively. Trade accounts receivable from Bombardier represented approximately 12% and 1% as of September 30, 2018 and March 31, 2018, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the six months ended September 30, 2018, were $527,896, or 31% of net sales, of which $110,971, $410,133, and $6,792 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the six months ended September 30, 2017, were $507,330, or 33% of net sales, of which $105,304, $397,817 and $4,209 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the six months ended September 30, 2018, were $174,805, or 10% of net sales, of which $1,065, $173,437, and $303 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the six months ended September 30, 2017, were $198,525, or 13% of net sales, of which $654, $197,674, and $197 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended September 30, 2018 and 2017, was $3,266 and $3,459, respectively. Stock-based compensation expense for the six months ended September 30, 2018 and 2017, was $5,728 and $3,418, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.
Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2018
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.2	$604,313	$(258,214)	$346,099
Product rights, technology and licenses	11.4	54,976	(42,927)	12,049
Non-compete agreements and other	16.3	2,756	(1,056)	1,700
Tradenames	10.0	150,000	(29,938)	120,062
Total intangibles, net		$812,045	$(332,135)	$479,910

	March 31, 2018
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.3	$606,148	$(240,779)	$365,369
Product rights, technology and licenses	11.4	55,253	(41,858)	13,395
Non-compete agreements and other	16.3	2,756	(965)	1,791
Tradenames	10.0	150,000	(22,874)	127,126
Total intangibles, net		$814,157	$(306,476)	$507,681

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Amortization expense for the three months ended September 30, 2018 and 2017, was $13,203 and $14,550, respectively. Amortization expense for the six months ended September 30, 2018 and 2017, was $26,436 and $29,375, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to twenty years. The warranty reserves as of September 30, 2018 and March 31, 2018, were $65,158 and $69,588, respectively.
Supplemental Cash Flow Information
The Company received income tax refunds, net of payments of $7,120 and paid $5,133 for income taxes, net of refunds, for the six months ended September 30, 2018 and 2017, respectively.
The Company made interest payments of $38,587 and $31,507 for the six months ended September 30, 2018 and 2017, respectively.
During the six months ended September 30, 2018 and 2017, the Company financed $372 and $1,153, respectively, of property and equipment additions through capital leases.
As of September 30, 2018, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. (collectively, the "fiscal 2019 divestitures") for combined cash proceeds of $40,000 and a note receivable of $7,000. The note receivable was collected subsequent to September 30, 2018. As a result of these sales, the Company recognized losses of $17,202 which are presented on the accompanying condensed consolidated statements of operations within "Loss on divestitures." The operating results for the fiscal 2019 divestitures are included in Aerospace Structures through the date of divestiture.
In March 2018, the Company sold all of the shares of Triumph Structures - Long Island, LLC ("TS-LI") for cash proceeds of $9,500 and a note receivable of $1,400. The note receivable was collected subsequent to September 30, 2018. As a result of the sale of TS-LI, the Company recognized a loss of $10,370. The operating results of TS-LI were included in Aerospace Structures through the date of divestiture.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

In December 2016, the Company entered into a definitive agreement to divest the assets and business of Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60,364. As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17,794. This transaction is expected to close during the second half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
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
4.    CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. No impairments to contract assets were recorded for the period ended September 30, 2018.
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

	September 30, 2018	March 31, 2018	Change
Contract assets	$569,934	$37,573	$532,361
Contract liabilities	(354,963)	(321,191)	(33,772)
Net contract asset	$214,971	$(283,618)	$498,589
The increase in contract assets reflects the effect of the adoption of ASC 606 of approximately $565,000, partially offset by revenue recognized during the period from performance obligations satisfied in previous periods of $3,292 and the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the effect of the adoption of ASC 606 of approximately $288,000 and the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended September 30, 2018, the Company recognized $87,394 of revenue that was included in the contract liability balance at the beginning of the period.

5.    PERFORMANCE OBLIGATIONS
As of September 30, 2018, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,997,125	$2,563,022	$1,543,950	$328,552	$561,601

6.    INVENTORIES

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2018	March 31, 2018
Raw materials	$61,987	$69,069
Work-in-process, including manufactured and purchased components	351,748	1,591,952
Finished goods	63,716	95,234
Rotable assets	56,132	58,060
Less: unliquidated progress payments	—	(387,146)
Total inventories	$533,583	$1,427,169
At March 31, 2018, work-in-process inventory previously included capitalized preproduction costs on newer development programs. Capitalized preproduction costs include non-recurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes can also cause preproduction costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries.
Following the adoption of ASU 2014-09, the capitalized preproduction costs and forward loss provisions associated with these programs were recognized in the transition adjustment. At March 31, 2018, the balance of development program inventory, composed principally of capitalized preproduction costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7500 program ("Bombardier") and Embraer for the second generation E-Jet program ("Embraer") was as follows:

	March 31, 2018
	Inventory	Capitalized Preproduction	Forward Loss Provision	Total Inventory, net
Bombardier	$321,780	$685,503	$(343,000)	$664,283
Embraer	38,125	180,340	(983)	217,482
Total	$359,905	$865,843	$(343,983)	$881,765
During the fiscal year ended March 31, 2016, the Company recorded a $399,758 forward loss charge for the Bombardier Global 7500 wing program ("Global 7500"). Under our contract for the Bombardier Global 7500, the Company has the right to design, develop and manufacture wing components for the Global 7500 program. The Global 7500 contract provides for fixed pricing and requires the Company to fund certain up-front development expenses, with certain milestone payments made by Bombardier.
The Global 7500 program charge resulted in the impairment of previously capitalized preproduction costs due to the combination of cost recovery uncertainty, higher than anticipated non-recurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including changing technical requirements, increased spending on the design and engineering phase of the program, and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.
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
7.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2018	March 31, 2018

Revolving line of credit	$332,661	$112,887
Receivable securitization facility	85,700	107,800
Capital leases	49,740	59,546
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(15,062)	(16,949)
	1,628,039	1,438,284
Less: Current portion	14,993	16,527
	$1,613,046	$1,421,757
Revolving Credit Facility
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700,000 at March 31, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment. The recent divestitures resulted in a reduction of the capacity under the Credit Agreement from $800,000 to $750,000 during the three months ended September 30, 2018.
In connection with the Tenth Amendment to the Credit Agreement, the Company incurred $1,694 of financing costs. These costs, along with the $8,961 of unamortized financing costs subsequent to the Ninth Amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote off a proportional amount of unamortized financing fees existing prior to the Tenth Amendment.
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
Pursuant to the Credit Agreement, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $750,000 outstanding at any time. The Credit Agreement bears interest at either: (i) London Interbank Offered Rate (LIBOR) plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of 0.50% on the unused portion of the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries.
At September 30, 2018, there were $332,661 in borrowings and $31,156 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2018, there were $112,887 in borrowings and $30,641 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of September 30, 2018, the Company had borrowing capacity under this agreement of $386,183 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
The Credit Agreement also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. During August 2017, the 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025.
The Company previously maintained an interest rate swap agreement to reduce its exposure to interest on the variable rate portion of its long-term debt. In conjunction with the repayment of the 2013 Term Loan, the Company terminated the interest rate swap receiving $280 upon settlement.
Receivables Securitization Facility
In November 2017, the Company amended the Securitization Facility decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2018, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.

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

	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,628,039	$1,596,710	$1,438,284	$1,446,151
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.

8.    LOSS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Weighted-average common shares outstanding – basic	49,628	49,428	49,590	49,400
Net effect of dilutive stock options and nonvested stock (a)	—	—	—	—
Weighted-average common shares outstanding – diluted	49,628	49,428	49,590	49,400

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

(a)    For the three months ended September 30, 2018 and 2017, incremental shares of 303 and 172 have been excluded due to the net loss for the period. For the six months ended September 30, 2018 and 2017, incremental shares of 254 and 154 have been excluded due to the net loss in each period.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code, and it will take time to fully evaluate the impact of these changes on the Company. The Company has prepared a reasonable estimate around the impact of the Act and has recorded a provisional impact (as described in the SEC's Staff Accounting Bulletin 118) to the tax provision in the period ended March 31, 2018. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the Internal Revenue Service and as certain tax positions are finalized when the Company files its fiscal 2018 tax returns. As of September 30, 2018, the Company has not made material revisions to the provisional tax impact of the Act. Any revisions will be included as an adjustment to the tax expense in the period in which the amounts are determined.
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
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2018 and March 31, 2018, the total amount of accrued income tax-related interest and penalties was $356 and $327, respectively.

As of September 30, 2018 and March 31, 2018, the total amount of unrecognized tax benefits was $17,374 and $11,532, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of September 30, 2018, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2019 as well as the Company's income in future periods.
The effective income tax rate for the three months ended September 30, 2018, was (2.2)% as compared with 17.6% for the three months ended September 30, 2017. For the three months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
The effective income tax rate for the six months ended September 30, 2018, was (1.6)% as compared with 20.0% for the six months ended September 30, 2017. For the six months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2011.

As of September 30, 2018, the Company is subject to examination in one state jurisdiction and one foreign jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after, related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2018 through September 30, 2018:

	Integrated Systems	Product Support	Total
Balance, March 31, 2018	$523,893	$68,935	$592,828
Effect of exchange rate changes	(6,291)	(19)	(6,310)
Balance, September 30, 2018	$517,602	$68,916	$586,518

As of March 31, 2018 and September 30, 2018, Aerospace Structures had goodwill of $1,275,134, which was fully impaired.

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
In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last re-measurement, on the accompanying condensed consolidated balance sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the pension benefit obligation or accumulated postretirement benefit obligation, of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments, which were valued based on the market price as of the date of re-measurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit costs:
Service cost	$824	$1,124	$1,654	$2,244
Interest cost	19,909	18,801	39,830	37,589
Expected return on plan assets	(37,074)	(38,084)	(74,181)	(76,132)
Amortization of prior service credits	(907)	(710)	(1,815)	(1,421)
Amortization of net loss	4,179	3,477	8,360	6,925
Settlement charge	—	523	—	523
Net periodic benefit income	$(13,069)	$(14,869)	$(26,152)	$(30,272)

	Other postretirement benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit costs:
Service cost	$57	$102	$113	$203
Interest cost	1,010	1,219	2,019	2,438
Amortization of prior service credits	(1,164)	(2,328)	(2,327)	(4,656)
Amortization of gain	(2,463)	(1,775)	(4,926)	(3,549)
Net periodic benefit income	$(2,560)	$(2,782)	$(5,121)	$(5,564)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2018 and 2017, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance June 30, 2018	$(73,207)	$(913)	$(309,708)	$(383,828)
AOCI before reclassifications	1,038	1,706	(399)	2,345
Amounts reclassified from AOCI	—	(742)	—	(742)
Net current period AOCI	1,038	964	(399)	1,603
Balance September 30, 2018	$(72,169)	$51	$(310,107)	$(382,225)

Balance June 30, 2017	$(75,791)	$2,336	$(312,466)	$(385,921)
AOCI before reclassifications	9,905	(561)	523	9,867
Amounts reclassified from AOCI	—	(2,021)	(1,347)	(3,368)
Net current period AOCI	9,905	(2,582)	(824)	6,499
Balance September 30, 2017	$(65,886)	$(246)	$(313,290)	$(379,422)

Balance March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(13,486)	742	(798)	(13,542)
Amounts reclassified from AOCI	—	(813)	—	(813)
Net current period AOCI	(13,486)	(71)	(798)	(14,355)
Balance September 30, 2018	$(72,169)	$51	$(310,107)	$(382,225)

Balance March 31, 2017	$(87,212)	$2,153	$(311,119)	$(396,178)
AOCI before reclassifications	21,326	(19)	523	21,830
Amounts reclassified from AOCI	—	(2,380)	(2,694)	(5,074)
Net current period AOCI	21,326	(2,399)	(2,171)	16,756
Balance September 30, 2017	$(65,886)	$(246)	$(313,290)	$(379,422)
(1) Net of tax.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

13.     SEGMENTS
The Company has three reportable segments: Integrated Systems, Aerospace Structures and Product Support. The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining; gear manufacturing; sheet metal fabrication; forming; advanced composite and interior structures; joining processes such as welding, autoclave bonding and conventional mechanical fasteners; and a variety of special processes, including super plastic titanium forming, aluminum and titanium chemical milling, and surface treatments. As described in Note 1, during the first quarter of the fiscal year ended March 31, 2019, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles. This charge is included in Aerospace Structures operating income and is excluded from Segment Adjusted EBITDAP.
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
Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on divestitures of $17,837 for the six months ended September 30, 2018.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment is as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Integrated Systems	$260,717	$233,765	$501,756	$471,900
Aerospace Structures	528,367	447,772	1,060,753	931,088
Product Support	72,199	68,366	138,414	134,799
Elimination of inter-segment sales	(6,175)	(4,747)	(12,915)	(10,942)
	$855,108	$745,156	$1,688,008	$1,526,845

(Loss) income before income taxes:
Operating income (loss):
Integrated Systems (1)	$39,866	$41,641	$75,275	$88,624
Aerospace Structures (1)	(22,744)	(9,052)	(102,331)	(31,570)
Product Support	11,514	11,233	19,183	19,670
Corporate	(30,637)	(43,851)	(60,676)	(77,750)
	(2,001)	(29)	(68,549)	(1,026)
Non-service defined benefit income	(16,524)	(18,877)	(33,061)	(38,283)
Interest expense and other	28,714	25,375	54,206	46,393
	$(14,191)	$(6,527)	$(89,694)	$(9,136)

Depreciation and amortization:
Integrated Systems	$7,384	$9,588	$14,939	$19,539
Aerospace Structures	28,294	29,305	57,214	56,445
Product Support	1,664	1,667	3,334	3,405
Corporate	792	308	1,458	610
	$38,134	$40,868	$76,945	$79,999

Amortization of acquired contract liabilities, net:
Integrated Systems	$8,768	$9,299	$17,617	$16,602
Aerospace Structures	8,036	18,599	16,421	40,769
	$16,804	$27,898	$34,038	$57,371

Adjusted EBITDAP:
Integrated Systems (1)	$38,482	$41,930	$72,597	$91,561
Aerospace Structures (1)	(2,486)	1,654	25,703	(15,894)
Product Support	13,178	12,900	22,517	23,075
Corporate	(16,727)	(23,172)	(41,381)	(56,769)
	$32,447	$33,312	$79,436	$41,973

Capital expenditures:
Integrated Systems	$3,828	$1,455	$5,437	$4,020
Aerospace Structures	7,077	7,796	17,215	16,275
Product Support	671	769	1,019	1,030
Corporate	478	670	583	1,450
	$12,054	$10,690	$24,254	$22,775

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

__________________
(1) Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in the fiscal year ended March 31, 2019. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to non-service pension (benefit) on the condensed consolidated statements of operations for all periods presented. Accordingly, income of $446 and $18,954 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the three months ended September 30, 2017. Accordingly, income of $880 and $37,926 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the six months ended September 30, 2017. The Company also recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales."

	September 30, 2018	March 31, 2018
Total Assets:
Integrated Systems	$1,244,138	$1,225,770
Aerospace Structures	1,812,835	2,260,416
Product Support	283,938	281,101
Corporate	34,472	39,777
	$3,375,383	$3,807,064
During the three months ended September 30, 2018 and 2017, the Company had international sales of $264,526 and $166,637, respectively.
During the six months ended September 30, 2018 and 2017, the Company had international sales of $491,096 and $345,044, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements, including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of September 30, 2018 and March 31, 2018, condensed consolidating statements of comprehensive income for the three and six months ended September 30, 2018 and 2017, and condensed consolidating statements of cash flows for the six months ended September 30, 2018 and 2017.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$79	$237	$32,911	$—	$33,227
Trade and other receivables, net	7,098	96,809	273,231	—	377,138
Contract assets	—	559,141	10,793	—	569,934
Inventories	—	428,618	104,965	—	533,583
Prepaid expenses and other	8,043	7,256	13,474	—	28,773
Assets held for sale	—	3	1,195	—	1,198
Total current assets	15,220	1,092,064	436,569	—	1,543,853
Property and equipment, net	12,573	590,714	110,735	—	714,022
Goodwill and other intangible assets, net	—	949,414	117,014	—	1,066,428
Other, net	20,900	23,694	6,486	—	51,080
Intercompany investments and advances	1,515,272	79,716	74,622	(1,669,610)	—
Total assets	$1,563,965	$2,735,602	$745,426	$(1,669,610)	$3,375,383

Current liabilities:
Current portion of long-term debt	$1,240	$13,753	$—	$—	$14,993
Accounts payable	6,150	510,024	45,299	—	561,473
Accrued expenses	53,317	493,375	38,359	—	585,051
Liabilities related to assets held for sale	—	3	241	—	244
Total current liabilities	60,707	1,017,155	83,899	—	1,161,761
Long-term debt, less current portion	1,580,974	32,072	—	—	1,613,046
Intercompany advances	145,357	2,117,167	504,939	(2,767,463)	—
Accrued pension and other postretirement benefits, noncurrent	6,370	441,314	—	—	447,684
Deferred income taxes and other	8,608	366,550	15,785	—	390,943
Total stockholders’ (deficit) equity	(238,051)	(1,238,656)	140,803	1,097,853	(238,051)
Total liabilities and stockholders’ (deficit) equity	$1,563,965	$2,735,602	$745,426	$(1,669,610)	$3,375,383

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$44	$—	$35,775	$—	$35,819
Trade and other receivables, net	1,686	77,924	297,002	—	376,612
Contract assets	—	37,573	—	—	37,573
Inventories	—	1,312,747	114,422	—	1,427,169
Prepaid expenses and other	17,513	15,712	11,203	—	44,428
Assets held for sale	—	—	1,324	—	1,324
Total current assets	19,243	1,443,956	459,726	—	1,922,925
Property and equipment, net	11,984	594,437	119,582	—	726,003
Goodwill and other intangible assets, net	—	973,954	126,555	—	1,100,509
Other, net	21,930	29,904	5,793	—	57,627
Intercompany investments and advances	1,987,599	81,542	73,184	(2,142,325)	—
Total assets	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

Current liabilities:
Current portion of long-term debt	$903	$15,624	$—	$—	$16,527
Accounts payable	12,088	356,236	50,043	—	418,367
Accrued expenses	46,679	467,674	42,752	—	557,105
Liabilities related to assets held for sale	—	—	440	—	440
Total current liabilities	59,670	839,534	93,235	—	992,439
Long-term debt, less current portion	1,380,867	40,890	—	—	1,421,757
Intercompany advances	134,590	1,952,042	524,788	(2,611,420)	—
Accrued pension and other postretirement benefits, noncurrent	6,484	477,403	—	—	483,887
Deferred income taxes and other	8,611	427,724	22,112	—	458,447
Total stockholders’ equity (deficit)	450,534	(613,800)	144,705	469,095	450,534
Total liabilities and stockholders’ (deficit) equity	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$786,284	$89,140	$(20,316)	$855,108

Operating costs and expenses:
Cost of sales	—	675,502	69,288	(20,316)	724,474
Selling, general and administrative	14,931	45,835	8,785	—	69,551
Depreciation and amortization	791	32,743	4,600	—	38,134
Restructuring costs	2,767	9,065	—	—	11,832
Loss on divestitures	12,171	947	—	—	13,118
	30,660	764,092	82,673	(20,316)	857,109
Operating (loss) income	(30,660)	22,192	6,467	—	(2,001)
Intercompany interest and charges	(38,620)	36,722	1,898	—	—
Non-service defined benefit income	—	(16,188)	(336)	—	(16,524)
Interest expense and other	24,823	5,201	(1,310)	—	28,714
(Loss) income before income taxes	(16,863)	(3,543)	6,215	—	(14,191)
Income tax expense (benefit)	6,063	(5,735)	157	—	485
Net (loss) income	(22,926)	2,192	6,058	—	(14,676)
Other comprehensive income (loss)	964	(371)	1,010	—	1,603
Total comprehensive (loss) income	$(21,962)	$1,821	$7,068	$—	$(13,073)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$676,026	$89,750	$(20,620)	$745,156

Operating costs and expenses:
Cost of sales	—	545,956	73,067	(20,620)	598,403
Selling, general and administrative	18,921	48,159	8,362	—	75,442
Depreciation and amortization	308	36,402	4,158	—	40,868
Restructuring costs	4,159	4,800	1,142	—	10,101
Loss on divestiture and assets held for sale	20,371	—	—	—	20,371
	43,759	635,317	86,729	(20,620)	745,185
Operating (loss) income	(43,759)	40,709	3,021	—	(29)
Intercompany interest and charges	(39,713)	37,726	1,987	—	—
Non-service defined benefit income	523	(18,771)	(629)	—	(18,877)
Interest expense and other	22,364	2,606	405	—	25,375
(Loss) income before income taxes	(26,933)	19,148	1,258	—	(6,527)
Income tax (benefit) expense	(8,675)	9,936	(2,410)	—	(1,149)
Net (loss) income	(18,258)	9,212	3,668	—	(5,378)
Other comprehensive (loss) income	(2,582)	(824)	9,905	—	6,499
Total comprehensive (loss) income	$(20,840)	$8,388	$13,573	$—	$1,121

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,551,179	$177,280	$(40,451)	$1,688,008

Operating costs and expenses:
Cost of sales	—	1,392,424	142,715	(40,451)	1,494,688
Selling, general and administrative	39,490	95,006	16,712	—	151,208
Depreciation and amortization	1,458	66,659	8,828	—	76,945
Restructuring costs	2,766	13,113	—	—	15,879
Loss on divestitures	16,891	946	—	—	17,837
	60,605	1,568,148	168,255	(40,451)	1,756,557
Operating (loss) income	(60,605)	(16,969)	9,025	—	(68,549)
Intercompany interest and charges	(78,838)	74,797	4,041	—	—
Non-service defined benefit income	—	(32,375)	(686)	—	(33,061)
Interest expense and other	48,378	9,282	(3,454)	—	54,206
Income (loss) before income taxes	(30,145)	(68,673)	9,124	—	(89,694)
Income tax expense (benefit)	30,546	(30,087)	1,057	—	1,516
Net (loss) income	(60,691)	(38,586)	8,067	—	(91,210)
Other comprehensive loss	(70)	(435)	(13,850)	—	(14,355)
Total comprehensive loss	$(60,761)	$(39,021)	$(5,783)	$—	$(105,565)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,391,100	$177,659	$(41,914)	$1,526,845

Operating costs and expenses:
Cost of sales	—	1,139,803	146,321	(41,914)	1,244,210
Selling, general and administrative	41,906	93,344	20,439	—	155,689
Depreciation and amortization	610	71,175	8,214	—	79,999
Restructuring costs	14,707	11,246	1,649	—	27,602
Loss on divestitures	20,371	—	—	—	20,371
	77,594	1,315,568	176,623	(41,914)	1,527,871
Operating (loss) income	(77,594)	75,532	1,036	—	(1,026)
Intercompany interest and charges	(82,953)	78,746	4,207	—	—
Non-service defined benefit income	523	(37,571)	(1,235)	—	(38,283)
Interest expense and other	39,404	5,386	1,603	—	46,393
(Loss) income before income taxes	(34,568)	28,971	(3,539)	—	(9,136)
(Benefit) income tax expense	(15,748)	15,699	(1,778)	—	(1,827)
Net (loss) income	(18,820)	13,272	(1,761)	—	(7,309)
Other comprehensive income (loss)	(2,399)	(2,171)	21,326	—	16,756
Total comprehensive (loss) income	$(21,219)	$11,101	$19,565	$—	$9,447

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(60,691)	$(38,586)	$8,067	$—	$(91,210)

Adjustments to reconcile net income to net cash provided by (used in) operating activities	53,818	(180,109)	11,498	8,824	(105,969)
Net cash (used in) provided by operating activities	(6,873)	(218,695)	19,565	8,824	(197,179)
Capital expenditures	(583)	(21,145)	(2,526)	—	(24,254)
Proceeds from sale of assets	—	40,189	848	—	41,037
Net cash (used in) provided by investing activities	(583)	19,044	(1,678)	—	16,783
Net increase in revolving credit facility	219,773	—	—	—	219,773
Proceeds on issuance of debt	—	—	24,700	—	24,700
Retirements and repayments of debt	(703)	(11,320)	(46,800)	—	(58,823)
Payments of deferred financing costs	(1,922)	—	—	—	(1,922)
Dividends paid	(3,981)	—	—	—	(3,981)
Repurchase of restricted shares for minimum tax obligation	(548)	—	—	—	(548)
Intercompany financing and advances	(205,128)	211,208	2,744	(8,824)	—
Net cash provided (used in) by financing activities	7,491	199,888	(19,356)	(8,824)	179,199
Effect of exchange rate changes on cash	—	—	(1,395)	—	(1,395)
Net change in cash and cash equivalents	35	237	(2,864)	—	(2,592)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$79	$237	$32,911	$—	$33,227

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(18,820)	$13,272	$(1,761)	$—	$(7,309)

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(1,865)	(317,020)	25,710	1,419	(291,756)
Net cash (used in) provided by operating activities	(20,685)	(303,748)	23,949	1,419	(299,065)
Capital expenditures	(1,449)	(19,215)	(2,111)	—	(22,775)
Proceeds from sale of assets	—	67,633	249	—	67,882
Net cash (used in) provided by investing activities	(1,449)	48,418	(1,862)	—	45,107
Net increase in revolving credit facility	87,393	—	—	—	87,393
Proceeds on issuance of debt	500,000	—	10,800	—	510,800
Retirements and repayments of debt	(314,485)	(7,661)	(34,900)	—	(357,046)
Payments of deferred financing costs	(17,120)	—	—	—	(17,120)
Dividends paid	(3,970)	—	—	—	(3,970)
Repurchase of restricted shares for minimum tax obligations	(334)	—	—	—	(334)
Intercompany financing and advances	(248,638)	238,896	11,161	(1,419)	—
Net cash provided by (used in) financing activities	2,846	231,235	(12,939)	(1,419)	219,723
Effect of exchange rate changes on cash	—	—	(1,729)	—	(1,729)
Net change in cash and cash equivalents	(19,288)	(24,095)	7,419	—	(35,964)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$654	$42	$32,973	$—	$33,669

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

16.    RESTRUCTURING COSTS
During the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. These plans are nearing completion, and as a result, the Company will have reduced its footprint by approximately 4.3 million square feet, will have reduced head count by approximately 2,500 employees and will have amended certain contracts. The Company originally estimated that it would record aggregate pre-tax charges of $195,000 to $210,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation, and facility closure and other exit costs. These charges have resulted in cash outlays and will continue to do so until the completion of the related programs. As of September 30, 2018, the Company has updated its estimate of the expected aggregate pre-tax charge to $204,400 upon completion of the restructuring and is considering whether additional programs, which could impact the estimated aggregate pre-tax charge estimate, may further support the achievement of the overall strategic objective of the restructuring plans. From the initiation of the plans through the six months ended September 30, 2018, the Company has incurred approximately $193,000, and expects to incur approximately $11,400 of additional pre-tax charges primarily from remaining employee termination benefits and facility consolidations.
The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the restructuring plans noted above:

Type of expense:	Total estimated amount expected to be incurred
Termination benefits	$39,000
Facility closure and other exit costs (1)	32,200
Contract termination costs	20,700
Accelerated depreciation charges (2)	36,200
Other (3)	76,300
$204,400
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
The restructuring charges recognized for the three and six months ended September 30, 2018 and 2017, by type and by segment consisted of the following:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$1,168	$6,627	$163	$2,767	$10,725
Facility closure and other exit costs	825	—	—	—	825
Other	282	—	—	—	282
Total restructuring costs	2,275	6,627	163	2,767	11,832
Depreciation and amortization	—	—	—	—	—
Total	$2,275	$6,627	$163	$2,767	$11,832

	For the Three Months Ended September 30, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$—	$491	$—	$—	$491
Facility closure and other exit costs	70	4,486	—	—	4,556
Other	129	766	—	4,159	5,054
Total restructuring costs	199	5,743	—	4,159	10,101
Depreciation and amortization	981	314	—	—	1,295
Total	$1,180	$6,057	$—	$4,159	$11,396

	For the Six Months Ended September 30, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$1,168	$9,893	$163	$2,767	$13,991
Facility closure and other exit costs	1,384	—	—	—	1,384
Other	504	—	—	—	504
Total restructuring costs	3,056	9,893	163	2,767	15,879
Depreciation and amortization	—	—	—	—	—
Total	$3,056	$9,893	$163	$2,767	$15,879

	For the Six Months Ended September 30, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$—	$747	$—	$—	$747
Facility closure and other exit costs	70	7,790	—	—	7,860
Other	744	2,783	760	14,708	18,995
Total restructuring costs	814	11,320	760	14,708	27,602
Depreciation and amortization	1,527	629	—	—	2,156
Total	$2,341	$11,949	$760	$14,708	$29,758
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
In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. (collectively, the "fiscal 2019 divestitures") for combined cash proceeds of $40.0 million and a note receivable of $7.0 million. As a result of these sales, the Company recognized losses of $17.2 million, which is presented on the accompanying condensed consolidated statements of operations within "Loss on divestitures." The operating results for the fiscal 2019 divestitures are included in Aerospace Structures through the date of divestiture.
Highlights for the second quarter of the fiscal year ending March 31, 2019, included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2019, were $855.1 million, compared with $745.2 million for the prior year period.

•	Operating loss in the second quarter of fiscal 2019 was $2.0 million, compared with operating loss of $29.0 thousand for the second quarter of fiscal 2018.

•	Net loss for the second quarter of fiscal 2019 was $14.7 million, compared with a net loss of $5.4 million for the second quarter of fiscal 2018.

•	Backlog as of September 30, 2018, was $4.34 billion. Of our existing backlog of $4.34 billion, we estimate that approximately $1.63 billion will not be shipped by September 30, 2019.

•	Net loss for the second quarter of fiscal 2019 was $0.30 per diluted common share, as compared with a net loss of $0.11 per diluted share in the prior year period.

•
We used $197.2 million of cash flow from operating activities for the six months ended September 30, 2018, as compared with cash used in operations of $299.1 million in the comparable prior year period.

We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.3 million square feet and to reduce head count by 2,500 employees. Over the course of the plans (which were initiated in fiscal 2016), we estimate that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these plans, which represent employee termination benefits, contract termination costs, accelerated depreciation, and facility closure and other exit costs and will result in future cash outlays. For the six months ended September 30, 2018 and 2017, we recorded pre-tax charges of $15.9 million and $29.8 million, respectively, related to these plans.
Our restructuring plans and related activities were anticipated to generate annualized savings of approximately $300 million per year on a consolidated basis by fiscal year 2019 from facility consolidations, headcount reductions, operational efficiencies, and supply chain optimization. These anticipated savings were expected to come from our reportable segments approximately as follows: Integrated Systems - 23%; Aerospace Structures - 72% and Product Support - 5%. A significant portion of the anticipated savings are expected to be reinvested in business development, research and development, and capital improvements to help drive organic growth or to support previously negotiated contractual price step-downs. The Company remains on target for its consolidated anticipated savings goals; however, the nature of those savings has shifted over time to be

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

more weighted toward our supply chain optimization and operational efficiencies than previously anticipated, offset by reduced expectations associated with the facility consolidations and headcount reductions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully evaluate the impact of these changes on the Company. The Company has prepared a reasonable estimate around the impact of the Act and has recorded a provisional impact (as described in Staff Accounting Bulletin 118) to the tax provision in the period ended March 31, 2018. While the Company has computed and recorded these provisional amounts, these will be finalized within the established measurement period (not to exceed one year) as additional data and information is gathered. The Company determined that the amounts recorded are provisional as adjustments may occur due to additional guidance from the Internal Revenue Service and as certain tax positions are finalized when the Company files its fiscal 2018 tax returns. As of September 30, 2018, the Company has not made revisions to the provisional tax impact of the Act. Any revisions will be included as an adjustment to the tax expense in the period in which the amounts are determined.
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
In May 2017, Triumph Aerostructures and Bombardier entered into a comprehensive settlement agreement that resolved all then-outstanding commercial disputes between them, including all pending litigation, related to the design, manufacture and supply of wing components for Bombardier’s Global 7000/8000 business aircraft. The settlement reset the commercial relationship between the companies and allowed each company to better achieve its business objectives going forward. The Company and Bombardier continue to have programmatic and commercial discussions on the wing scope of work and are jointly analyzing the most cost-efficient supply chain arrangement to ensure continuity of supply and the long-term success of the program and both companies.
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
We seek additional consideration for customer work statement changes throughout our contract life as a standard course of business.  We recently reached an agreement with Gulfstream across many programs we support including, but not limited to, the G650 wing program. We are also currently engaged with other customers in similar negotiations.  The ability to recover or negotiate additional consideration is not certain and varies by contract.  Varying market conditions for these products may also impact future profitability.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In September 2017, the Company reached an agreement with Boeing to supply the wing, vertical tail and horizontal tail structures for the new T-X pilot training program for the U.S. Air Force. In September 2018, the U.S. Air Force awarded the contract to Boeing.
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
In March 2018, the Company sold all of the shares of Triumph Structures Long Island, LLC ("TS-LI") for cash proceeds of $9.5 million, and a note receivable of $1.4 million. As a result of the sale of TS-LI, the Company recognized a loss of $10.4 million which is presented on the accompanying condensed consolidated statements of operations as "Loss on divestitures." The operating results of TS-LI were included in Aerospace Structures through the date of divestiture.
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14.3 million on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $17.8 million. This transaction is expected to close during the second half of fiscal 2019 and is expected to result in a gain. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not allow for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") guidance on Compliance and Disclosure Interpretations, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our income from continuing operations before interest, income taxes, amortization of acquired contract liabilities, legal settlements, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provides meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.
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
The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,676)	$(5,378)	$(91,210)	$(7,309)
Loss on divestitures	13,118	20,371	17,837	20,371
Adoption of ASU 2017-07	—	—	87,241	—
Amortization of acquired contract liabilities, net	(16,804)	(27,898)	(34,038)	(57,371)
Depreciation and amortization	38,134	40,868	76,945	79,999
Interest expense and other	28,714	25,375	54,206	46,393
Pension settlement charge	—	523	—	523
Income tax expense (benefit)	485	(1,149)	1,516	(1,827)
Adjusted EBITDA	$48,971	$52,712	$112,497	$80,779
Non-service defined benefit income (excluding settlements)	(16,524)	(19,400)	(33,061)	(38,806)
Adjusted EBITDAP	$32,447	$33,312	$79,436	$41,973
The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(2,001)	$39,866	$(22,744)	$11,514	$(30,637)
Loss on divestitures	13,118	—	—	—	13,118
Amortization of acquired contract liabilities, net	(16,804)	(8,768)	(8,036)	—	—
Depreciation and amortization *	38,134	7,384	28,294	1,664	792
Adjusted EBITDAP	$32,447	$38,482	$(2,486)	$13,178	$(16,727)

	Three Months Ended September 30, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(29)	$41,641	$(9,052)	$11,233	$(43,851)
Loss on divestitures	20,371	—	—	—	20,371
Amortization of acquired contract liabilities, net	(27,898)	(9,299)	(18,599)	—	—
Depreciation and amortization	40,868	9,588	29,305	1,667	308
Adjusted EBITDAP	$33,312	$41,930	$1,654	$12,900	$(23,172)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(68,549)	$75,275	$(102,331)	$19,183	$(60,676)
Loss on divestitures	17,837	—	—	—	17,837
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities, net	(34,038)	(17,617)	(16,421)	—	—
Depreciation and amortization *	76,945	14,939	57,214	3,334	1,458
Adjusted EBITDAP	79,436	$72,597	$25,703	$22,517	$(41,381)

	Six Months Ended September 30, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(1,026)	88,624	$(31,570)	$19,670	$(77,750)
Loss on divestitures	20,371	—	—	—	20,371
Amortization of acquired contract liabilities, net	(57,371)	(16,602)	(40,769)	—	—
Depreciation and amortization	79,999	19,539	56,445	3,405	610
Adjusted EBITDAP	$41,973	$91,561	$(15,894)	$23,075	$(56,769)
Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net sales	$855,108	$745,156
Segment operating income	$28,636	$43,822
Corporate expense	(30,637)	(43,851)
Total operating income	(2,001)	(29)
Interest expense and other	28,714	25,375
Non-service defined benefit income	(16,524)	(18,877)
Income tax expense	485	(1,149)
Net loss	$(14,676)	$(5,378)
Net sales increased by $110.0 million, or 14.8%, to $855.1 million for the three months ended September 30, 2018, from $745.2 million for the three months ended September 30, 2017. Organic sales adjusted for inter-segment sales increased $144.3 million, or 20.8%, partially offset by declines from divestitures of $34.3 million. Organic sales increased increased primarily due to shipments for narrow body programs such as the 737 and A320, military platforms aftermarket repairs for the KC-10 and C-17 and, the ramp on development programs. Net sales for the three months ended September 30, 2018, included $4.9 million in total non-recurring revenues, as compared with $1.7 million in non-recurring revenues for the three months ended September 30, 2017.
Cost of sales increased $126.1 million, or 21.1%, to $724.5 million for the three months ended September 30, 2018, from $598.4 million for the three months ended September 30, 2017. Organic cost of sales increased $158.8 million, or 29.0%. Organic cost of sales increases were partially offset by decreases from divestitures of $32.7 million. Organic cost of sales increased due to the increase in organic sales mentioned above, changes in sales mix, and additional forward loss provisions, primarily from the Bombardier Global 7500 program of $19.9 million that was partially offset by a reduction in the forward loss reserve on a Gulfstream program of $7.6 million. The organic gross margin for the three months ended September 30, 2018 was 15.3%, as compared with 19.7%, for the three months ended September 30, 2017.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $10.2 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $55.6 million and gross unfavorable adjustments of $65.8 million. Gross margin for the three months ended September 30, 2017, included net favorable cumulative catch-up adjustments of $8.4 million.
Segment operating income decreased by $15.2 million, or 34.7%, to an operating loss of $28.6 million for the three months ended September 30, 2018, from operating income of $43.8 million for the three months ended September 30, 2017. Organic segment operating income decreased $19.4 million or 39.1%. Organic operating income decreases were partially offset by increases from divestitures of $4.2 million. Organic operating income for the three months ended September 30, 2018 decreased due to the decreased gross margins.
Corporate expenses were $30.6 million for the three months ended September 30, 2018, as compared with $43.9 million for the three months ended September 30, 2017. The decrease in corporate expenses of $13.2 million, or 30.1%, included lower workers' compensation expenses of $5.9 million. Losses on divestitures for the three months ended September 30, 2018 and 2017, were $13.1 million and $20.4 million, respectively.

Interest expense and other increased by $3.3 million, or 13.2%, to $28.7 million for the three months ended September 30, 2018, compared with $25.4 million for the three months ended September 30, 2017, due to higher interest rates and relative debt levels offset by the favorable net change in foreign exchange rate changes of approximately $1.0 million compared with the prior year period.
The effective income tax rate for the three months ended September 30, 2018, was (2.2)% compared with 17.6% for the three months ended September 30, 2017. For the three months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
For the fiscal year ending March 31, 2019, the Company expects tax expense to be approximately $3 to $4 million with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 9.
.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Three months ended September 30, 2018 compared with three months ended September 30, 2017
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures and Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements in which we become the primary source or one of a few primary sources to our customers, whereby our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems and Aerospace Structures segments.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails and sub-assemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. It also includes the Company’s operations that produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities. Capabilities include complex machining; gear manufacturing; sheet metal fabrication; forming; advanced composite and interior structures; joining processes such as welding, autoclave bonding and conventional mechanical fasteners; and a variety of special processes, including super plastic titanium forming, aluminum and titanium chemical milling, and surface treatments.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Total Sales
	2018	2017	% Change	2018	2017
	(in thousands)
NET SALES
Integrated Systems	$260,717	$233,765	11.5%	30.5%	31.4%
Aerospace Structures	528,367	447,772	18.0%	61.8%	60.0%
Product Support	72,199	68,366	5.6%	8.4%	9.2%
Elimination of inter-segment sales	(6,175)	(4,747)	30.1%	(0.7)%	(0.6)%
Total Net Sales	$855,108	$745,156	14.8%	100.0%	100.0%

	Three Months Ended September 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$39,866	$41,641	(4.3)%	15.3%	17.8%
Aerospace Structures	(22,744)	(9,052)	151.3%	(4.3)%	(2.0)%
Product Support	11,514	11,233	2.5%	15.9%	16.4%
Corporate	(30,637)	(43,851)	30.1%	n/a	n/a
Total Operating Income	$(2,001)	$(29)		(0.2)%	—%

	Three Months Ended September 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$38,482	$41,930	(8.2)%	14.8%	17.9%
Aerospace Structures	(2,486)	1,654	(250.3)%	(0.5)%	0.4%
Product Support	13,178	12,900	2.2%	18.3%	18.9%
Corporate	(16,727)	(23,172)	27.8%	n/a	n/a
	$32,447	$33,312	(2.6)%	3.8%	4.5%

Integrated Systems: Integrated Systems net sales increased by $27.0 million, or 11.5%, to $260.7 million for the three months ended September 30, 2018, from $233.8 million for the three months ended September 30, 2017. Organic sales increased $34.7 million, or 15.3%. The Embee divestiture contributed $7.7 million to the net sales for the three months ended September 30, 2017. Organic sales increased primarily due to rate increases on key commercial programs and higher volumes on certain military programs.
Integrated Systems cost of sales increased by $30.3 million, or 19.6%, to $184.9 million for the three months ended September 30, 2018, from $154.6 million for the three months ended September 30, 2017. Organic cost of sales increased $36.3 million, or 24.4%. The Embee divestiture contributed $6.0 million to the cost of sales for the three months ended September 30, 2017. The organic cost of sales increased due to the net sales increase, changes in sales mix, as well as increased program development costs. The organic gross margin for the three months ended September 30, 2018 was 29.1% compared with 34.3% for the three months ended September 30, 2017. The decrease in gross margin for the three months ended June 30, 2018, is the result of sales mix and higher cost associated with operational improvements.
Integrated Systems operating income decreased by $1.8 million, or 4.3%, to $39.9 million for the three months ended September 30, 2018, from $41.6 million for the three months ended September 30, 2017. Organic operating income decreased $2.3 million, or 5.6%. The Embee divestiture generated a $0.6 million operating loss for the three months ended September 30,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

2017. Operating income decreased for the three months ended September 30, 2018, due to the decreased gross margin as noted above as well as increased restructuring costs of $1.1 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 15.3% for the three months ended September 30, 2018, as compared with 17.8% for the three months ended September 30, 2017. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales increased by $80.6 million, or 18.0%, to $528.4 million for the three months ended September 30, 2018, from $447.8 million for the three months ended September 30, 2017. Organic sales increased $107.2 million, or 26.6%. Net sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $26.6 million. The organic sales increased primarily due to shipments for narrow body programs such as the 737 and A320, military platforms aftermarket repairs for the KC-10 and C-17 and, the ramp on development programs. Net sales for the three months ended September 30, 2018, included $4.9 million in total non-recurring revenues, as compared with $1.7 million in total non-recurring revenues for the three months ended September 30, 2017.
Aerospace Structures cost of sales increased by $94.0 million, or 23.6%, to $492.1 million for the three months ended September 30, 2018, from $398.1 million for the three months ended September 30, 2017. Organic cost of sales increased $120.7 million, or 34.2%. Cost of sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $26.7 million. The cost of sales increased due to the increase in organic sales mentioned above as well as a result of an increase in the forward loss reserve for the Bombardier Global 7500 program of $19.9 million that was partially offset by a reduction in the forward loss reserve on a Gulfstream program of $7.6 million. The organic gross margin for the three months ended September 30, 2018, was 7.1% compared with 12.3% for the three months ended September 30, 2017. The decrease in gross margin for the three months ended June 30, 2018, is the result of the increase in forward loss reserves.
Aerospace Structures cost of sales for the three months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $12.4 million. The cumulative catch-up adjustments to gross margin for the three months ended September 30, 2018, included gross favorable adjustments of $53.1 million and gross unfavorable adjustments of $65.5 million. Segment cost of sales for the three months ended September 30, 2017, included net favorable cumulative catch-up adjustments of $8.4 million.
Aerospace Structures operating loss increased by $13.7 million, or 151.3%, to $22.7 million for the three months ended September 30, 2018, from $9.1 million for the three months ended September 30, 2017. The organic operating loss increased $17.3 million, or 444.7%. Operating income increased as a result of the TS-LI and fiscal 2019 divestitures by $3.6 million. Organic operating loss increased for the three months ended September 30, 2018, due to the decreased gross margin noted above as well as increased research and development expense ($2.1 million). The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.
Aerospace Structures operating loss as a percentage of segment sales increased to (4.3)% for the three months ended September 30, 2018, as compared with (2.0)% for the three months ended September 30, 2017, due to the increase in operating loss as noted above. The Adjusted EBITDAP margin year over year has decreased for the same reasons noted above for gross margin.

Product Support: Product Support net sales increased by $3.8 million, or 5.6%, to $72.2 million for the three months ended September 30, 2018, from $68.4 million for the three months ended September 30, 2017. The increase was entirely organic and driven by increased demand for structural component repairs.
Product Support cost of sales increased by $3.2 million, or 6.4%, to $53.7 million for the three months ended September 30, 2018, from $50.5 million for the three months ended September 30, 2017. The increase was driven entirely by the organic sales above. Gross margin for the three months ended September 30, 2018, was 25.6% compared with 26.2% for the three months ended September 30, 2017.
Product Support operating income increased by $0.3 million, or 2.5%, to $11.5 million for the three months ended September 30, 2018, from $11.2 million for the three months ended September 30, 2017. The increase was driven entirely by the increased organic sales noted above.
Product Support operating income as a percentage of segment sales decreased to 15.9% for the three months ended September 30, 2018, as compared with 16.4% for the three months ended September 30, 2017. The Adjusted EBITDAP margin

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

was 18.3% for the three months ended September 30, 2018, as compared with 18.9% for the three months ended September 30, 2017.

Six months ended September 30, 2018, compared with six months ended September 30, 2017

	Six Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net sales	$1,688,008	$1,526,845
Segment operating (loss) income	$(7,873)	$76,724
Corporate expense	(60,676)	(77,750)
Total operating loss	(68,549)	(1,026)
Interest expense and other	54,206	46,393
Non-service defined benefit income	(33,061)	(38,283)
Income tax expense (benefit)	1,516	(1,827)
Net loss	$(91,210)	$(7,309)

Net sales increased by $161.2 million, or 10.6%, to $1.69 billion for the six months ended September 30, 2018, from $1.53 billion for the six months ended September 30, 2017. Organic sales adjusted for inter-segment sales increased by $222.3 million, or 15.7%. Organic sales increases were partially offset by decreases from divestitures of $61.1 million. Organic sales increased primarily due to the initial ramp up of production and deliveries on the Bombardier Global 7500 and the settlement of outstanding assertions. Net sales for the six months ended September 30, 2018, included $44.3 million in total non-recurring revenues, as compared with $4.2 million in non-recurring revenues for the six months ended September 30, 2017. Net sales for the six months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $3.3 million. The cumulative catch-up adjustments to net sales included gross favorable adjustments of $10.9 million and gross unfavorable adjustments of $14.2 million.
Cost of sales increased by $250.5 million, or 20.1%, to $1.49 billion for the six months ended September 30, 2018, from $1.24 billion for the six months ended September 30, 2017. Organic cost of sales increased $308.3 million, or 27.1%. Organic cost of sales increases were partially offset by decreases from divestitures of $57.8 million. Organic cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions, including from the adoption of ASU 2017-07 of $87.2 million and the Bombardier Global 7500 program of $19.9 million that was partially offset by a reduction in the forward loss reserve on a Gulfstream program of $7.6 million. The organic gross margin for the six months ended September 30, 2018, was 11.6%, as compared to 19.5% for the six months ended September 30, 2017.
Gross margin for the six months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $13.0 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $35.0 million and gross unfavorable adjustments of $47.9 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Gross margin for the six months ended September 30, 2017, included net unfavorable cumulative catch-up adjustments of $7.9 million.

Segment operating income decreased by $84.6 million, or (110.3)%, to a loss of $(7.9) million for the six months ended September 30, 2018, from income of $76.7 million for the six months ended September 30, 2017. Organic segment operating income decreased $93.1 million. Organic operating income decreases were partially offset by increases from divestitures of $8.5 million. Organic operating income for the six months ended September 30, 2018, decreased due to the decreased gross margins, including the impact of the adoption of ASU 2017-07.
Corporate expenses were $60.7 million for the six months ended September 30, 2018, as compared with $77.8 million for the six months ended September 30, 2017. The decrease in corporate expenses of $17.1 million, or 22.0%, was due to decreased restructuring charges of $11.9 million and losses on divestitures of $2.6 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense and other increased by $7.8 million, or 16.8%, to $54.2 million for the six months ended September 30, 2018, compared with $46.4 million for the six months ended September 30, 2017, due to higher interest rates and relative debt levels offset by the favorable net change in foreign exchange rate gains of approximately $5.7 million compared with the prior year period.
The effective income tax rate for the six months ended September 30, 2018, was (1.6)% compared with 20.0% for the six months ended September 30, 2017. For the six months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
For the fiscal year ending March 31, 2019, the Company expects tax expense to be approximately $3 to $4 million with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 9.

Business Segment Performance - Six months ended September 30, 2018 compared with six months ended September 30, 2017:

	Six Months Ended September 30,			% of Total Sales
	2018	2017	% Change	2018	2017
	(in thousands)
NET SALES
Integrated Systems	$501,756	$471,900	6.3%	29.7%	30.9%
Aerospace Structures	1,060,753	931,088	13.9%	62.8%	61.0%
Product Support	138,414	134,799	2.7%	8.2%	8.8%
Elimination of inter-segment sales	(12,915)	(10,942)	18.0%	(0.7)%	(0.7)%
Total Net Sales	$1,688,008	$1,526,845	10.6%	100.0%	100.0%

	Six Months Ended September 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
SEGMENT OPERATING INCOME
Integrated Systems	$75,275	$88,624	(15.1)%	15.0%	18.8%
Aerospace Structures	(102,331)	(31,570)	224.1%	(9.6)%	(3.4)%
Product Support	19,183	19,670	(2.5)%	13.9%	14.6%
Corporate	(60,676)	(77,750)	22.0%	n/a	n/a
Total Operating Loss	$(68,549)	$(1,026)		(4.1)%	(0.1)%

	Six Months Ended September 30,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$72,597	$91,561	(20.7)%	14.5%	19.4%
Aerospace Structures	25,703	(15,894)	(261.7)%	2.4%	(1.7)%
Product Support	22,517	23,075	(2.4)%	16.3%	17.1%
Corporate	(41,381)	(56,769)	27.1%	n/a	n/a
	$79,436	$41,973	89.3%	4.7%	2.7%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems: Integrated Systems net sales increased by $29.9 million, or 6.3%, to $501.8 million for the six months ended September 30, 2018, from $471.9 million for the six months ended September 30, 2017. Organic sales increased $47.9 million, or 10.6%. The Embee divestiture contributed $18.1 million to the net sales for the six months ended September 30, 2017. Organic sales increased primarily due to rate increases on key commercial programs.
Integrated Systems cost of sales increased by $47.4 million, or 15.4%, to $354.9 million for the six months ended September 30, 2018, from $307.5 million for the six months ended September 30, 2017. Organic cost of sales increased $60.5 million, or 20.6%. The Embee divestiture contributed $13.2 million to the cost of sales for the six months ended September 30, 2017. The organic cost of sales increased due to the net sales increase noted above and due to sales mix. The organic gross margin for the six months ended September 30, 2018, was 29.3% compared with 35.1% for the six months ended September 30, 2017. The decrease in gross margin for the six months ended September 30, 2018, is the result of sales mix, higher cost associated with operational improvements and a settlement of customer assertions in the comparable prior period.
Integrated Systems operating income decreased by $13.3 million, or 15.1%, to $75.3 million for the six months ended September 30, 2018, from $88.6 million for the six months ended September 30, 2017. Organic operating income decreased $13.1 million, or 14.9%. The Embee divestiture contributed $0.2 million to the operating income for the six months ended September 30, 2017. Operating income decreased for the six months ended September 30, 2018, due to the decreased gross margin as noted above. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 15.0% for the six months ended September 30, 2018, as compared with 18.8% for the six months ended September 30, 2017, due to the decreased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales increased by $129.7 million, or 13.9%, to $1.06 billion for the six months ended September 30, 2018, from $931.1 million for the six months ended September 30, 2017. Organic sales increased $164.8 million, or 19.6%. Net sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $35.1 million. The organic sales increased due to the initial ramp up of production and deliveries on the Bombardier Global 7500 program and the favorable settlement on open assertions with other customers, partially offset by a decrease in revenue recognized from the amortization of acquired contract liabilities of $24.3 million. Net sales for the six months ended September 30, 2018, included $44.3 million in total non-recurring revenues, as compared with $2.5 million in total non-recurring revenues for the six months ended September 30, 2017.
Aerospace Structures cost of sales increased by $200.5 million, or 23.7%, to $1.05 billion for the six months ended September 30, 2018, from $847.0 million for the six months ended September 30, 2017. The organic cost of sales increased $238.7 million, or 31.5%. Cost of sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $38.1 million. The cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million as well as from the Bombardier Global 7500 program of $19.9 million that was partially offset by a reduction in the forward loss reserve on a Gulfstream program of $7.6 million. The organic gross margin for the six months ended September 30, 2018, was 1.1% compared with 10.1% for the six months ended September 30, 2017.
Aerospace Structures cost of sales for the six months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments of $12.8 million. The cumulative catch-up adjustments to gross margin for the six months ended September 30, 2018, included gross favorable adjustments of $34.0 million and gross unfavorable adjustments of $46.8 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Segment cost of sales for the six months ended September 30, 2017, included net unfavorable cumulative catch-up adjustments of $7.9 million.
Aerospace Structures operating loss increased by $70.8 million, or 224.1%, to $102.3 million for the six months ended September 30, 2018, compared with an operating loss of $31.6 million for the six months ended September 30, 2017. The organic operating loss increased $80.5 million or 413.1%. Operating income increased as a result of the TS-LI and fiscal 2019 divestitures by $9.8 million. Organic operating loss increased for the six months ended September 30, 2018, due to the decreased gross margin noted above. The increase in Adjusted EBITDAP year over year is primarily due to improvement in operating performance and margins and changes in sales mix.
Aerospace Structures operating loss as a percentage of segment sales increased to 9.6% for the six months ended September 30, 2018, as compared with 3.4% for the six months ended September 30, 2017, due to the increase in operating loss

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Product Support: Product Support net sales increased by $3.6 million, or 2.7%, to $138.4 million for the six months ended September 30, 2018, from $134.8 million for the six months ended September 30, 2017. Organic sales increased $11.5 million, or 9.1%, due to increased demand in structural component repairs. The divestiture of Engines and APU contributed $7.9 million to net sales for the six months ended September 30, 2017.
Product Support cost of sales increased by $4.6 million, or 4.5%, to $105.2 million for the six months ended September 30, 2018, from $100.6 million for the six months ended September 30, 2017. Organic cost of sales increased $11.1 million, or 11.7%. Organic cost of sales increased due to increased volumes. The divestiture of Engines and APU contributed $6.5 million in cost of sales to the six months ended September 30, 2017. Organic gross margin for the six months ended September 30, 2018, was 24.0% compared with 25.8% for the six months ended September 30, 2017, and was impacted by learning curves on new programs.
Product Support operating income decreased by $0.5 million, or 2.5%, to $19.2 million for the six months ended September 30, 2018, from $19.7 million for the six months ended September 30, 2017. Organic operating income increased $0.5 million, or 3.1%, due to the increased organic sales noted above. The divestiture of Engines and APU contributed $1.1 million operating income for the six months ended September 30, 2017. The decreased gross margins contributed to the decrease in Adjusted EBITDAP year over year.
Product Support operating income as a percentage of segment sales decreased to 13.9% for the six months ended September 30, 2018, as compared with 14.6% for the six months ended September 30, 2017, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2018, we used approximately $197.2 million of cash flows from operating activities, received approximately $16.8 million in investing activities and received approximately $179.2 million in financing activities.
Cash flows used in operating activities for the six months ended September 30, 2018, were $197.2 million, compared with cash flows used in operating activities for the six months ended September 30, 2017 of $299.1 million. We continue to invest in inventory and contract assets for new programs which impacts our cash flows from operating activities. During the six months ended September 30, 2018, cash flows used on new programs included approximately $173.0 million and $16.0 million pertaining to the Bombardier Global 7500 program and the Embraer E-Jet, respectively. During the six months ended September 30, 2018, the company received approximately $111.0 million in excess payments from customers resulting in increased accounts payable balances.
Cash flows provided by investing activities for the six months ended September 30, 2018, decreased $28.3 million from the six months ended September 30, 2017. Cash flows provided by investing activities for the six months ended September 30, 2018, included capital expenditures of $24.3 million and proceeds from the sale of assets of $41.0 million. Cash provided by investing activities for the six months ended September 30, 2017, included capital expenditures of $22.8 million and proceeds from the sale of assets of $67.9 million.
Cash flows provided by financing activities for the six months ended September 30, 2018, were $179.2 million, compared with cash flows provided by financing activities for the six months ended September 30, 2017, of $219.7 million.
As of September 30, 2018, $386.2 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On September 30, 2018, an aggregate amount of approximately $332.7 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
At September 30, 2018, there was $85.7 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper,

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

plus a program fee and a commitment fee. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700,000 at March 31, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment. The recent divestitures resulted in a reduction of the capacity under the Credit Agreement from $800,000 to $750,000 during the three months ended September 30, 2018.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
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
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,643,101	$14,993	$814,382	$305,410	$508,316
Debt interest (2)	324,339	74,360	138,140	85,964	25,875
Operating leases	114,203	25,485	35,514	19,332	33,872
Purchase obligations	1,770,547	1,356,729	306,330	80,542	26,946
Total	$3,852,190	$1,471,567	$1,294,366	$491,248	$595,009

(1) Included in the Company’s condensed consolidated balance sheet at September 30, 2018.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $17.4 million as of September 30, 2018, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 22, 2018.
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
As of September 30, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 10.1	Tenth Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 19, 2018).
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	November 8, 2018
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	November 8, 2018
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 8, 2018
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)